Form 10-Q
period 2021-06-30
PROSPER MARKETPLACE, INC; Prosper Funding LLC
filed 2021-08-12
CIK 1416265, 1542574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

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
As of August 10, 2021, there were 70,945,294 shares of Prosper Marketplace, Inc. common stock outstanding. Prosper Funding LLC does not have any common stock outstanding.
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

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Prosper Marketplace, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except for share and per share amounts)

	June 30, 2021	December 31, 2020
Assets:
Cash and Cash Equivalents	$56,018	$50,145
Restricted Cash (1)	205,377	163,723
Accounts Receivable (1)	1,088	605
Loans Held for Sale, at Fair Value (1)	249,955	274,621
Borrower Loans, at Fair Value (1)	338,939	378,263
Property and Equipment, Net	30,210	28,446
Prepaid and Other Assets (1)	7,881	5,196
Servicing Assets	8,944	9,242
Goodwill	36,368	36,368
Intangible Assets, Net	414	500
Total Assets	$935,194	$947,109
Liabilities, Convertible Preferred Stock and Stockholders' Deficit:
Accounts Payable and Accrued Liabilities	$20,328	$17,876
Payable to Investors	174,387	124,094
Notes, at Fair Value	236,041	208,379
Notes Issued by Securitization Trust (1)	94,811	156,782
Certificates Issued by Securitization Trust, at Fair Value (1)	15,295	22,917
Warehouse Lines (1)	219,467	242,479
Other Liabilities	25,236	25,057
Convertible Preferred Stock Warrant Liability	162,436	112,319
Total Liabilities	$948,001	$909,903
Commitments and Contingencies (Note 16)
Convertible Preferred Stock – $0.01 par value; 444,760,848 shares authorized as of June 30, 2021 and December 31, 2020; 209,613,570 issued and outstanding as of June 30, 2021 and December 31, 2020. Aggregate liquidation preference of $370,456 as of June 30, 2021 and December 31, 2020.	$322,748	$322,748
Less: Convertible Preferred Stock Held by Consolidated VIE (Note 12), 51,247,915 shares issued and outstanding as of June 30, 2021 and December 31, 2020.	(2,381)	(2,381)
Stockholders' Deficit:
Common Stock – $0.01 par value; 625,000,000 shares authorized; 71,829,765 shares issued and 70,893,830 shares outstanding, as of June 30, 2021; 70,075,307 shares issued and 69,139,372 shares outstanding, as of December 31, 2020.	233	215
Additional Paid-In Capital	156,615	155,952
Less: Treasury Stock	(23,417)	(23,417)
Accumulated Deficit	(466,605)	(415,911)
Total Stockholders' Deficit	$(333,174)	$(283,161)
Total Liabilities, Convertible Preferred Stock and Stockholders' Deficit	$935,194	$947,109
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

	June 30, 2021	December 31, 2020
Assets of consolidated VIEs, included in total assets above:
Restricted Cash	$20,942	$25,203
Loans Held for Sale, at Fair Value	249,955	274,621
Borrower Loans, at Fair Value	102,095	168,593
Prepaid and Other Assets	3,309	2,043
Total assets of consolidated variable interest entities	$376,301	$470,460
Liabilities of consolidated VIEs, included in total liabilities above:
Notes Issued by Securitization Trust	$94,811	$156,782
Certificates Issued by Securitization Trust, at Fair Value	15,295	22,917
Warehouse Lines	219,467	242,479
Total liabilities of consolidated variable interest entities	$329,573	$422,178

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Marketplace, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except for share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Operating Revenues:
Transaction Fees, Net	$20,941	$11,401	$41,771	$31,814
Servicing Fees, Net	3,553	4,660	6,967	10,717
Gain on Sale of Borrower Loans	1,366	617	2,989	2,361
Other Revenue	938	566	1,465	1,578
Total Operating Revenues	26,798	17,244	53,192	46,470
Interest Income (Expense):
Interest Income on Borrower Loans and Loans Held for Sale	21,048	26,645	42,946	54,289
Interest Expense on Financial Instruments	(12,953)	(15,270)	(25,878)	(31,953)
Total Interest Income, Net	8,095	11,375	17,068	22,336
Change in Fair Value of Financial Instruments, Net	(159)	(2,362)	(2,410)	(39,304)
Total Net Revenue	34,734	26,257	67,850	29,502
Expenses:
Origination and Servicing	8,681	7,365	17,055	15,811
Sales and Marketing	7,904	5,022	15,626	16,264
General and Administrative	18,329	15,720	35,973	33,882
Impairment Expense	—	228	—	228
Change in Fair Value of Convertible Preferred Stock Warrants	5,686	(19,549)	50,117	(74,998)
Other Income, Net	(82)	(204)	(269)	(524)
Total Expenses	40,518	8,582	118,502	(9,337)
Net (Loss) Income Before Taxes	(5,784)	17,675	(50,652)	38,839
Income Tax Expense	(21)	(34)	(42)	(68)
Net (Loss) Income	$(5,805)	$17,641	$(50,694)	$38,771
Plus: Return on Share Purchase	—	—	—	—
Less: Net Income Allocated to Participating Securities	—	(13,153)	—	(28,908)
Net (Loss) Income Attributable to Common Stockholders	$(5,805)	$4,488	$(50,694)	$9,863
Net (Loss) Income Per Share – Basic	$(0.08)	$0.07	$(0.72)	$0.14
Net (Loss) Income Per Share – Diluted	$(0.08)	$0.02	$(0.72)	$0.03
Weighted Average Shares – Basic	70,868,080	68,455,641	70,110,288	68,454,872
Weighted Average Shares – Diluted	70,868,080	281,847,412	70,110,288	282,057,163

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Marketplace, Inc.
Condensed Consolidated Statements of Other Comprehensive Income (Loss) (Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net (Loss) Income	$(5,805)	$17,641	$(50,694)	$38,771
Other Comprehensive (Loss) Income, Before Tax:
Other Comprehensive (Loss) Income, Before Tax	—	—	—	—
Other Comprehensive (Loss) Income, Net of Tax:	—	—	—	—
Comprehensive (Loss) Income, Net of Tax	$(5,805)	$17,641	$(50,694)	$38,771

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Marketplace, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit (Unaudited)
(in thousands, except for share amounts)

	Convertible Preferred Stock		Convertible Preferred Stock Held by Consolidated VIE		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2021	209,613,570	$322,748	(51,247,915)	$(2,381)	74,316,607	$215	(5,177,235)	$(23,417)	$155,952	$(415,911)	$(283,161)
Exercise of vested stock options	—	—	—	—	1,754,458	18	—	—	18	—	36
Stock-based compensation expense	—	—	—	—	—	—	—	—	645	—	645
Net loss	—	—	—	—	—	—	—	—	—	(50,694)	(50,694)
Balance as of June 30, 2021	209,613,570	$322,748	(51,247,915)	$(2,381)	76,071,065	$233	(5,177,235)	$(23,417)	$156,615	$(466,605)	$(333,174)

	Convertible Preferred Stock		Convertible Preferred Stock Held by Consolidated VIE		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2020	209,613,570	$322,748	—	$—	73,629,136	$208	(5,177,235)	$(23,417)	$151,416	$(434,462)	$(306,255)
Exercise of vested stock options	—	—	—	—	3,740	—	—	—	1	—	1
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,011	—	1,011
Net Income	—	—	—	—	—	—	—	—	—	38,771	38,771
Balance as of June 30, 2020	209,613,570	$322,748	—	$—	73,632,876	$208	(5,177,235)	$(23,417)	$152,428	$(395,691)	$(266,472)

	Convertible Preferred Stock		Convertible Preferred Stock Held by Consolidated VIE		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2021	209,613,570	$322,748	(51,247,915)	$(2,381)	74,316,607	$215	(5,177,235)	$(23,417)	$155,952	$(415,911)	$(283,161)
Exercise of vested stock options	—	—	—	—	1,624,461	17	—	—	17	—	34
Stock-based compensation expense	—	—	—	—	—	—	—	—	353	—	353
Net loss	—	—	—	—	—	—	—	—	—	(44,889)	(44,889)
Balance as of March 31, 2021	209,613,570	$322,748	(51,247,915)	$(2,381)	75,941,068	$232	(5,177,235)	$(23,417)	$156,322	$(460,800)	$(327,663)
Exercise of vested stock options	—	—	—	—	129,997	1	—	—	1	—	2
Stock-based compensation expense	—	—	—	—	—	—	—	—	292	—	292
Net loss	—	—	—	—	—	—	—	—	—	(5,805)	(5,805)
Balance as of June 30, 2021	209,613,570	$322,748	(51,247,915)	$(2,381)	76,071,065	$233	(5,177,235)	$(23,417)	$156,615	$(466,605)	$(333,174)

	Convertible Preferred Stock		Convertible Preferred Stock Held by Consolidated VIE		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2020	209,613,570	$322,748	—	$—	73,629,136	$208	(5,177,235)	$(23,417)	$151,416	$(434,462)	$(306,255)
Exercise of vested stock options	—	—	—	—	3,740	—	—	—	1	—	1
Stock-based compensation expense	—	—	—	—	—	—	—	—	557	—	557
Net income	—	—	—	—	—	—	—	—	—	21,130	21,130
Balance as of March 31, 2020	209,613,570	$322,748	—	$—	73,632,876	$208	(5,177,235)	$(23,417)	$151,974	$(413,332)	$(284,567)
Stock-based compensation expense	—	—	—	—	—	—	—	—	454	—	454
Net Income	—	—	—	—	—	—	—	—	—	17,641	17,641
Balance as of June 30, 2020	209,613,570	$322,748	—	—	73,632,876	$208	(5,177,235)	$(23,417)	$152,428	$(395,691)	$(266,472)
The accompanying notes are an integral part of these consolidated financial statements.

Prosper Marketplace, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from Operating Activities:
Net (Loss) Income	$(50,694)	$38,771
Adjustments to Reconcile Net (Loss) Income to Net Cash Provided by (Used in) Operating Activities:
Change in Fair Value of Financial Instruments, Net	2,410	39,300
Depreciation and Amortization	4,642	4,041
Amortization of Operating Lease Right-of-use Asset	1,818	1,752
Impairment of Operating Lease Right-of-use Asset	—	228
Gain on Sales of Borrower Loans	(3,778)	(2,703)
Change in Fair Value of Servicing Rights	4,077	5,232
Stock-Based Compensation Expense	587	897
Change in Fair Value of Convertible Preferred Stock Warrants	50,117	(74,998)
Other, Net	1,606	264
Changes in Operating Assets and Liabilities:
Purchase of Loans Held for Sale at Fair Value	(792,674)	(622,122)
Proceeds from Sales and Principal Payments of Loans Held for Sale at Fair Value	836,302	568,402
Accounts Receivable	(483)	648
Prepaid and Other Assets	(972)	(834)
Accounts Payable and Accrued Liabilities	2,251	(7,599)
Payable to Investors	50,293	1,313
Other Liabilities	(2,238)	(2,804)
Net Cash Provided by (Used in) Operating Activities	103,264	(50,212)
Cash Flows from Investing Activities:
Purchase of Borrower Loans Held at Fair Value	(107,609)	(65,664)
Proceeds from Sales and Principal Payments of Borrower Loans Held at Fair Value	128,192	150,262
Purchases of Property and Equipment	(5,486)	(5,286)
Net Cash Provided by Investing Activities	15,097	79,312
Cash Flows from Financing Activities:
Proceeds from Issuance of Notes Held at Fair Value	108,203	65,043
Payments of Notes Held at Fair Value	(81,042)	(77,107)
Principal Payments on Notes Issued by Securitization Trust	(62,448)	(113,423)
Principal Payments on Certificates Issued by Securitization Trust	(10,893)	(9,875)
Proceeds from Warehouse Lines	36,950	73,299
Principal Payments on Warehouse Lines	(59,900)	(6,000)
Proceeds from Paycheck Protection Program Loan	—	8,447
Payments of Debt Issuance Costs	(1,740)	—
Proceeds from Exercise of Stock Options	36	1
Net Cash Used in Financing Activities	(70,834)	(59,615)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	47,527	(30,515)
Cash, Cash Equivalents and Restricted Cash at Beginning of the Period	213,868	220,408
Cash, Cash Equivalents and Restricted Cash at End of the Period	$261,395	$189,893

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$25,315	$30,522
Non-Cash Investing Activity- Accrual for Property and Equipment, Net	1,034	413

	Six Months Ended June 30,
	2021	2020

Reconciliation to Amounts on Consolidated Balance Sheets:
Cash and Cash Equivalents	$56,018	$46,575
Restricted Cash	205,377	143,318
Total Cash, Cash Equivalents and Restricted Cash	$261,395	$189,893

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
Securitization Notes are notes held by certain third-party investors pursuant to Prosper’s securitization transactions, and are distinguishable from the borrower payment dependent Notes available to investors through our Note Channel.
2. Summary of Significant Accounting Policies
Prosper’s significant accounting policies are included in Note 2, Summary of Significant Accounting Policies, in Prosper’s Annual Report on Form 10-K for the year ended December 31, 2020. There have been no changes to these accounting policies during the first six months of 2021.
Fair Value Measurements
Financial instruments measured at fair value consist principally of Borrower Loans, Loans Held for Sale, Servicing Assets, Loan Trailing Fee Liabilities (Note 9), Notes, Certificates Issued by Securitization Trust and Convertible Preferred Stock Warrant Liability. The estimated fair values of other financial instruments, including Cash and Cash Equivalents, Restricted Cash, Accounts Receivable, Accounts Payable and Accrued Liabilities, and Payable to Investors approximate their carrying values because of their short-term nature. The estimated fair values of the Paycheck Protection Program loan (Note 9 and 10), Notes Issued by Securitization Trust and Warehouse Lines do not approximate their carrying values due primarily to differences in the stated and market rates associated with these instruments.
Refer to Note 7, Fair Value of Assets and Liabilities, for additional fair value disclosures.
Restricted Cash
Restricted Cash consists primarily of cash deposits, money market funds and short-term certificate of deposit accounts held as collateral as required for long term leases, loan funding and servicing activities, and cash that investors have on our marketplace that has not yet been invested in Borrower Loans or disbursed to the investor.

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
3. Property and Equipment, Net
Property and Equipment consists of the following at the dates presented (in thousands):

	June 30, 2021	December 31, 2020
Operating lease right-of-use assets	$17,532	$15,767
Computer equipment	15,081	13,841
Internal-use software and website development costs	37,767	33,176
Office equipment and furniture	2,872	2,872
Leasehold improvements	7,167	7,167
Assets not yet placed in service	4,855	5,035
Property and equipment	85,274	77,858
Less: Accumulated depreciation and amortization	(55,064)	(49,412)
Total Property and Equipment, Net	$30,210	$28,446
Depreciation and amortization expense for Property and Equipment, Net for the three months ended June 30, 2021 and June 30, 2020 was $2.4 million and $2.0 million, respectively. Depreciation and amortization expense for Property and Equipment, Net for the six months ended June 30, 2021 and June 30, 2020 was $4.6 million and $3.9 million, respectively. These charges are included in General and Administrative expenses on the condensed consolidated statements of operations. PMI capitalized internal-use software and website development costs in the amount of $2.5 million and $2.1 million for the three months ended June 30, 2021 and June 30, 2020, respectively. PMI capitalized internal-use software and website development costs in the amount of $4.5 million and $4.8 million for the six months ended June 30, 2021 and June 30, 2020, respectively. Additionally, disclosures around the operating lease right-of-use assets are included in Note 15.

4. Borrower Loans, Loans Held for Sale and Notes, at Fair Value
The aggregate principal balances outstanding and fair values of Borrower Loans, Loans Held for Sale, and Notes as of June 30, 2021 and December 31, 2020, are presented in the following table (in thousands):

	Borrower Loans		Loans Held for Sale		Notes
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Aggregate principal balance outstanding	$342,478	$393,642	$250,989	$279,113	$239,126	$217,110
Fair value adjustments	(3,539)	(15,379)	(1,034)	(4,492)	(3,085)	(8,731)
Fair value	$338,939	$378,263	$249,955	$274,621	$236,041	$208,379
PMI has offered assistance to qualified borrowers who are facing financial hardship as a result of the COVID-19 pandemic. These relief options include, among other things, the ability to delay up to four monthly loan payments, the ability to reduce minimum monthly payments for up to 12 months and extend the term of the loan by up to 11 months, and waived late and non-sufficient funds fees. Since COVID-19 relief was first offered in March 2020 and through June 30, 2021, approximately 11% of the total outstanding balances of all loans originated on our platform on a cumulative basis have enrolled in at least one of these COVID-19 relief programs. Approximately 2% of the total outstanding balances of all loans originated on our platform are actively enrolled in at least one relief program as of June 30, 2021.
Borrower Loans
As of June 30, 2021, outstanding Borrower Loans had original terms to maturity of either 36 or 60 months, had monthly payments with fixed interest rates ranging from 5.31% to 31.82%, and had various original maturity dates through June 2026. At December 31, 2020, outstanding Borrower Loans had original maturities of either 36 or 60 months, had monthly payments with fixed interest rates ranging from 5.31% to 31.82%, and had various original maturity dates through December 2025.
As of June 30, 2021, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $1.4 million and a fair value of $0.1 million. As of December 31, 2020, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $2.8 million and a fair value of $0.3 million. Prosper places loans on non-accrual status when they are over 120 days past due. As of June 30, 2021 and December 31, 2020, Borrower Loans in non-accrual status had a fair value of $0.2 million and $0.4 million, respectively.
Loans Held for Sale
As of June 30, 2021, outstanding Loans Held for Sale had original terms to maturity between 36 months and 60 months, had monthly payments with fixed interest rates ranging from 5.31% to 31.82% and had various original maturity dates through June 2026. At December 31, 2020, outstanding Loans Held for Sale had original terms to maturity between 36 months and 60 months, had monthly payments with fixed interest rates ranging from 5.31% to 31.82% and had various original maturity dates through December 2025. Interest income earned on Loans Held for Sale by the Company was $15.2 million and $11.6 million for the six months ended June 30, 2021 and June 30, 2020, respectively.
As of June 30, 2021, Loans Held for Sale that were 90 days or more delinquent had an aggregate principal amount of $0.6 million and a fair value of $0.1 million. As of December 31, 2020, Loans Held for Sale that were 90 days or more delinquent had an aggregate principal amount of $0.8 million and a fair value of $0.1 million. Prosper places loans on non-accrual status when they are over 120 days past due. As of June 30, 2021 and December 31, 2020, Loans Held for Sale in non-accrual status had a fair value of $0.1 million (for both periods).
5. Servicing Assets
Prosper accounts for Servicing Assets at their estimated fair values with changes in fair values recorded in Servicing Fees. The initial asset or liability is recognized when Prosper sells Borrower Loans to unrelated third-party buyers through the Whole Loan Channel and the servicing rights are retained. The Servicing Assets are measured at fair value throughout the servicing period. The total gains recognized on the sale of such Borrower Loans for the three months ended June 30, 2021 and 2020 were $1.4 million and $0.6 million, respectively, recognized in Gain on Sale of Borrower Loans on the condensed consolidated statements of operations. The total gains recognized on the sale of such Borrower Loans for the six months ended June 30, 2021 and 2020 were $3.0 million and $2.4 million, respectively, recognized in Gain on Sale of Borrower Loans on the condensed consolidated statements of operations.

As of June 30, 2021, Borrower Loans that were sold but for which Prosper retained servicing rights had a total outstanding principal balance of $2.2 billion, original terms of either 36 or 60 months, monthly payments with fixed interest rates ranging from 5.31% to 31.82%, and various original maturity dates through June 2026. At December 31, 2020, Borrower Loans that were sold but for which Prosper retained servicing rights had a total outstanding principal balance of $2.4 billion, original terms of either 36 or 60 months, monthly payments with fixed interest rates ranging from 5.31% to 31.82%, and various original maturity dates through December 2025.
Contractually-specified servicing fees and ancillary fees totaling $6.0 million and $7.3 million for the three months ended June 30, 2021 and 2020, respectively, and $11.7 million and $16.5 million for the six months ended June 30, 2021 and 2020, respectively, are included on the condensed consolidated statements of operations in Servicing Fees, Net.
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
PMIT 2019-1
The notes under the PMIT 2019-1 securitization were issued in three classes: Class A in the amount of $127.3 million, Class B in the amount of $25.0 million and Class C in the amount of $19.3 million (collectively, the “2019-1 Notes”). The Class A, Class B and Class C notes bear interest at a fixed rate of 3.54%, 4.03% and 5.27%, respectively. Principal and interest payments began in March 2019 and are payable monthly. These notes are recorded at amortized cost on the balance sheet. The associated debt issuance costs of $2.3 million are deferred and amortized into interest expense over the contractual life of the notes. The notes held by third-party investors and the unamortized debt issuance costs are included in “Notes Issued by Securitization Trust” with a balance of $18.9 million and are secured by Borrower Loans at fair value of $20.1 million included in “Borrower Loans, at Fair Value” on the condensed consolidated balance sheets as of June 30, 2021. The risk retention and residual certificates held by third party investors at fair value of $2.1 million are included in “Certificates Issued by Securitization Trust, at Fair Value” on the condensed consolidated balance sheets as of June 30, 2021.
PMIT 2019-2
The notes under the PMIT 2019-2 securitization were issued in three classes: Class A in the amount of $110.1 million, Class B in the amount of $31.4 million and Class C in the amount of $32.7 million (collectively, the “2019-2 Notes”). The Class A, Class B and Class C notes bear interest at a fixed rate of 3.20%, 3.69% and 5.05%, respectively. Principal and interest payments began in July 2019 and are payable monthly. These notes are recorded at amortized cost on the balance sheet. The associated debt issuance costs of $1.9 million are deferred and amortized into interest expense over the contractual life of the notes. The notes held by third-party investors and the unamortized debt issuance costs are included in “Notes Issued by Securitization Trust” with a balance of $35.6 million and are secured by Borrower Loans at fair value of $39.1 million included in “Borrower Loans, at Fair Value” on the condensed consolidated balance sheets as of June 30, 2021. The risk retention and residual certificates held by third party investors at fair value of $6.7 million are included in “Certificates Issued by Securitization Trust, at Fair Value” on the condensed consolidated balance sheets as of June 30, 2021.
PMIT 2019-4
The notes under the PMIT 2019-4 securitization were issued in three classes: Class A in the amount of $102.6 million, Class B in the amount of $19.5 million and Class C in the amount of $16.8 million (collectively, the “2019-4 Notes”). The Class A, Class B and Class C notes bear interest at a fixed rate of 2.48%, 3.20% and 4.95% respectively. Principal and interest payments began in December 2019 and are payable monthly. These notes are recorded at amortized cost on the balance sheet. The associated debt issuance costs of $1.2 million are deferred and amortized into interest expense over the contractual life of the notes. The notes held by third-party investors and the unamortized debt issuance costs are included in “Notes Issued by Securitization Trust” with a balance of $40.4 million and are secured by Borrower Loans at fair value of $42.9 million included in “Borrower Loans, at Fair Value” on the condensed consolidated balance sheets as of June 30, 2021. The risk retention interest and residual certificates held by third party investors at fair value of $6.5 million are included in “Certificates Issued by Securitization Trust, at Fair Value” in the condensed consolidated balance sheets as of June 30, 2021.
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
Fair values of assets or liabilities are determined based on the fair value hierarchy, which requires an entity to maximize the use of quoted prices and observable inputs and to minimize the use of unobservable inputs when measuring fair value. Various valuation methodologies are utilized, depending on the nature of the financial instrument, including the use of market prices for identical or similar instruments, or discounted cash flow models. When possible, active and observable market data for identical or similar financial instruments are utilized. Alternatively, fair value is determined using assumptions that management believes a market participant would use in pricing the asset or liability. Prosper did not transfer any assets or liabilities in or out of Level 3 for the six months ended June 30, 2021 or June 30, 2020.
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
The Convertible Preferred Stock Warrant Liability is valued using a Black-Scholes option pricing model. Refer to Note 12 for further details.

The following tables present the fair value hierarchy for assets and liabilities measured at fair value (in thousands):

June 30, 2021	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Borrower Loans, at Fair Value	$—	$—	$338,939	$338,939
Loans Held for Sale at Fair Value	—	—	249,955	249,955
Servicing Assets	—	—	8,944	8,944
Total Assets	$—	$—	$597,838	$597,838
Liabilities:
Notes, at Fair Value	$—	$—	$236,041	$236,041
Certificates Issued by Securitization Trust, at Fair Value	—	—	15,295	15,295
Convertible Preferred Stock Warrant Liability	—	—	162,436	162,436
Loan Trailing Fee Liability	—	—	2,145	2,145
Total Liabilities	$—	$—	$415,917	$415,917

December 31, 2020	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Borrower Loans, at Fair Value	$—	$—	$378,263	$378,263
Loans Held for Sale at Fair Value	—	—	274,621	274,621
Servicing Assets	—	—	9,242	9,242
Total Assets	$—	$—	$662,126	$662,126
Liabilities:
Notes, at Fair Value	$—	$—	$208,379	$208,379
Certificates Issued by Securitization Trust, at Fair Value	—	—	22,917	22,917
Convertible Preferred Stock Warrant Liability	—	—	112,319	112,319
Loan Trailing Fee Liability	—	—	2,233	2,233
Total Liabilities	$—	$—	$345,848	$345,848

As PMI’s Borrower Loans, Loans Held for Sale, Notes, Certificates Issued by Securitization Trust, Convertible Preferred Stock Warrant Liability, servicing assets and loan trailing fee liability do not trade in an active market with readily observable prices, the Company uses significant unobservable inputs to measure the fair value of these assets and liabilities. Financial instruments are categorized in the Level 3 valuation hierarchy based on the significance of unobservable factors in the overall fair value measurement. These fair value estimates may also include observable, actively quoted components derived from external sources. As a result, gains and losses for assets and liabilities within the Level 3 category may include changes in fair value that were attributable to both observable and unobservable inputs. Prosper did not transfer any assets or liabilities in or out of Level 3 for the six months ended June 30, 2021 and June 30, 2020.

Significant Unobservable Inputs
The following tables present quantitative information about the ranges of significant unobservable inputs used for the Company’s Level 3 fair value measurements at June 30, 2021 and December 31, 2020:

Range
Borrower Loans, Loans Held for Sale and Notes:	June 30, 2021	December 31, 2020
Discount rate	4.6% - 16.1%	4.5% - 17.7%
Default rate	0.3% - 17.3%	2.3% - 17.9%

Range
Certificates Issued by Securitization Trust:	June 30, 2021	December 31, 2020
Discount rate	3.1% - 14.0%	3.3% - 16.0%
Default rate	0.3% - 13.0%	3.2% - 15.3%
Prepayment rate	3.4% - 35.5%	7.6% - 35.4%

Range
Servicing Assets:	June 30, 2021	December 31, 2020
Discount rate	15.0% - 25.0%	15.0% - 25.0%
Default rate	1.9% - 16.8%	1.9% - 17.7%
Prepayment rate	11.6% - 28.6%	12.4% - 28.9%
Market servicing rate (1) (2)	0.625% - 0.818%	0.625% - 0.818%
(1) Servicing assets associated with loans enrolled in a relief program offered by the Company in response to the COVID-19 pandemic as of June 30, 2021 and December 31, 2020 were measured using a market servicing rate assumption of 81.8 basis points. This rate was estimated using a multiplier consistent with observable market rates for other loan types, applied to the base market servicing rate assumption of 62.5 basis points.
(2) Excludes collection fees that would be passed on to a hypothetical third-party servicer. As of June 30, 2021 and December 31, 2020, the market rate for collection fees and non-sufficient fund fees was assumed to be 6 basis points and 7 basis points, respectively, for a total market servicing rate range of 68.5 - 87.8 basis points and a total market servicing rate of 69.5 - 88.8 basis points, respectively.

Range
Loan Trailing Fee Liability	June 30, 2021	December 31, 2020
Discount rate	15.0% - 25.0%	15.0% - 25.0%
Default rate	1.9% - 16.8%	1.9% - 17.7%
Prepayment rate	11.6% - 28.6%	12.4% - 28.9%

At June 30, 2021 and December 31, 2020, the discounted cash flow methodology used to estimate the Notes fair values used the same projected cash flows as the related Borrower Loans.

Changes in Level 3 Fair Value Assets and Liabilities on a Recurring Basis
The following tables present additional information about Level 3 Borrower Loans, Loans Held for Sale, Notes and Certificates Issued by Securitization Trust measured at fair value on a recurring basis (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets		Liabilities
	Borrower Loans	Loans Held For Sale	Notes	Certificates Issued by Securitization Trust	Total
Balance at January 1, 2021	$378,263	$274,621	$(208,379)	$(22,917)	$421,588
Purchase of Borrower Loans/Issuance of Notes	107,609	792,674	(108,203)	—	792,080
Principal repayments	(145,982)	(73,454)	81,042	10,893	(127,501)
Borrower Loans sold to third parties	(1,724)	(743,334)	—	—	(745,058)
Other changes	(1,192)	(267)	219	72	(1,168)
Change in fair value	1,965	(285)	(720)	(3,343)	(2,383)
Balance at June 30, 2021	$338,939	$249,955	$(236,041)	$(15,295)	$337,558

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets		Liabilities
	Borrower Loans	Loans Held for Sale	Notes	Certificates Issued by Securitization Trust	Total
Balance at January 1, 2020	$634,019	$142,026	$(244,171)	$(52,168)	$479,706
Purchase of Borrower Loans/Issuance of Notes	65,664	622,122	(65,043)	—	622,743
Principal repayments	(179,552)	(43,076)	77,107	9,875	(135,646)
Borrower Loans sold to third parties	(4,254)	(491,782)	—	—	(496,036)
Other changes	(158)	779	(257)	341	705
Change in fair value	(58,232)	(13,826)	22,377	10,381	(39,300)
Balance at June 30, 2020	$457,487	$216,243	$(209,987)	$(31,571)	$432,172

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets		Liabilities
	Borrower Loans	Loans Held For Sale	Notes	Certificates Issued by Securitization Trust	Total
Balance at April 1, 2021	$351,101	$240,379	$(218,494)	$(19,726)	$353,260
Purchase of Borrower Loans/Issuance of Notes	58,651	386,440	(58,342)	—	386,749
Principal repayments	(70,592)	(38,583)	41,254	5,408	(62,513)
Borrower Loans sold to third parties	(715)	(338,506)	—	—	(339,221)
Other changes	(523)	(132)	32	39	(584)
Change in fair value	1,017	357	(491)	(1,016)	(133)
Balance at June 30, 2021	$338,939	$249,955	$(236,041)	$(15,295)	$337,558

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets		Liabilities
	Borrower Loans	Loans Held for Sale	Notes	Certificates Issued by Securitization Trust	Total
Balance at April 1, 2020	$522,404	$153,236	$(225,491)	$(35,316)	$414,833
Purchase of Borrower Loans/Issuance of Notes	24,363	222,572	(24,468)	—	222,467
Principal repayments	(82,837)	(24,516)	36,520	5,042	(65,791)
Borrower Loans sold to third parties	(1,991)	(136,148)	—	—	(138,139)
Other changes	584	673	(396)	303	1,164
Change in fair value	(5,036)	426	3,848	(1,600)	(2,362)
Balance at June 30, 2020	$457,487	$216,243	$(209,987)	$(31,571)	$432,172

The following tables present additional information about Level 3 Servicing Assets measured at fair value on a recurring basis for the three and six month periods ending June 30, 2021 and 2020 (in thousands):

Servicing Assets
Fair Value at January 1, 2021	$9,242
Additions	3,779
Less: Changes in fair value	(4,077)
Fair Value at June 30, 2021	$8,944

Servicing Assets
Fair Value at January 1, 2020	$12,602
Additions	2,703
Less: Changes in fair value	(5,232)
Fair Value at June 30, 2020	$10,073

Servicing Assets
Fair Value at April 1, 2021	$9,248
Additions	1,760
Less: Changes in fair value	(2,064)
Fair Value at June 30, 2021	$8,944

Servicing Assets
Fair Value at April 1, 2020	$11,742
Additions	729
Less: Changes in fair value	(2,398)
Fair Value at June 30, 2020	$10,073

The following tables present additional information about the Level 3 Convertible Preferred Stock Warrant Liability measured at fair value on a recurring basis for the six month periods ending June 30, 2021 and 2020 (in thousands):

Convertible Preferred Stock Warrant Liability
Balance as of January 1, 2021	$112,319
Change in fair value	50,117
Balance as of June 30, 2021	$162,436

Convertible Preferred Stock Warrant Liability
Balance as of January 1, 2020	$149,996
Change in fair value	(74,998)
Balance as of June 30, 2020	$74,998

Convertible Preferred Stock Warrant Liability
Balance as of April 1, 2021	$156,750
Change in fair value	5,686
Balance as of June 30, 2021	$162,436

Convertible Preferred Stock Warrant Liability
Balance as of April 1, 2020	$94,547
Change in fair value	(19,549)
Balance as of June 30, 2020	$74,998
Loan Trailing Fee
The fair value of the Loan Trailing Fee represents the present value of the expected monthly Loan Trailing Fee payments, which takes into consideration certain assumptions related to expected prepayment rates and default rates using a discounted cash flow model. The assumptions used are the same as those used for the valuation of Servicing Assets, as described below.
The following tables present additional information about the Level 3 Loan Trailing Fee Liability measured at fair value on a recurring basis for the six month periods ending June 30, 2021 and 2020 (in thousands):

Loan Trailing Fee Liability
Balance at January 1, 2021	$2,233
Issuances	817
Cash Payment of Loan Trailing Fee	(1,066)
Change in Fair Value	161
Balance at June 30, 2021	$2,145

Loan Trailing Fee Liability
Balance at January 1, 2020	$2,997
Issuances	625
Cash Payment of Loan Trailing Fee	(1,271)
Change in Fair Value	52
Balance at June 30, 2020	$2,403

Loan Trailing Fee Liability
Balance at April 1, 2021	$2,189
Issuances	407
Cash Payment of Loan Trailing Fee	(522)
Change in Fair Value	71
Balance at June 30, 2021	$2,145

Loan Trailing Fee Liability
Balance at April 1, 2020	$2,646
Issuances	240
Cash Payment of Loan Trailing Fee	(596)
Change in Fair Value	113
Balance at June 30, 2020	$2,403

Significant Recurring Level 3 Fair Value Input Sensitivity

Key economic assumptions and the sensitivity of the fair value to immediate changes in those assumptions at June 30, 2021 and December 31, 2020 for Borrower Loans and Loans Held for Sale are presented in the following table (in thousands, except percentages).

Borrower Loans and Loans Held for Sale	June 30, 2021	December 31, 2020
Fair value, using the following assumptions:	$588,894	$652,884
Weighted-average discount rate	6.81%	8.26%
Weighted-average default rate	10.44%	11.58%

Fair value resulting from:
100 basis point increase in discount rate	$583,202	$647,093
200 basis point increase in discount rate	$577,651	$641,437
Fair value resulting from:
100 basis point decrease in discount rate	$594,733	$658,817
200 basis point decrease in discount rate	$600,724	$664,895

Fair value resulting from:
10 percent increase in default rate	$583,270	$646,421
20 percent increase in default rate	$577,684	$639,987
Fair value resulting from:
10 percent decrease in default rate	$594,551	$659,377
20 percent decrease in default rate	$600,243	$665,904

Key economic assumptions and the sensitivity of the fair value to immediate changes in those assumptions at June 30, 2021 and December 31, 2020 for Notes are presented in the following table (in thousands, except percentages).

Notes	June 30, 2021	December 31, 2020
Fair value, using the following assumptions:	$236,041	$208,379
Weighted-average discount rate	6.74%	8.93%
Weighted-average default rate	11.20%	12.26%

Fair value resulting from:
100 basis point increase in discount rate	$233,756	$206,528
200 basis point increase in discount rate	$231,528	$204,720
Fair value resulting from:
100 basis point decrease in discount rate	$238,385	$210,274
200 basis point decrease in discount rate	$240,789	$212,217

Fair value resulting from:
10 percent increase in default rate	$233,774	$206,304
20 percent increase in default rate	$231,521	$204,238
Fair value resulting from:
10 percent decrease in default rate	$238,322	$210,463
20 percent decrease in default rate	$240,617	$212,558

Key economic assumptions and the sensitivity of the fair value to immediate changes in those assumptions at June 30, 2021 and December 31, 2020 for Certificates Issued by Securitization Trust are presented in the following table (in thousands, except percentages).

Certificates Issued by Securitization Trust	June 30, 2021	December 31, 2020
Fair value, using the following assumptions:	$15,295	$22,917
Weighted-average discount rate	9.77%	11.12%
Weighted-average default rate	10.42%	12.93%
Weighted-average prepayment rate	19.17%	20.86%

Fair value resulting from:
100 basis point increase in discount rate	$15,171	$22,729
200 basis point increase in discount rate	$15,051	$22,545
Fair value resulting from:
100 basis point decrease in discount rate	$15,422	$23,110
200 basis point decrease in discount rate	$15,552	$23,308

Fair value resulting from:
10 percent increase in default rate	$14,732	$21,798
20 percent increase in default rate	$14,175	$20,690
Fair value resulting from:
10 percent decrease in default rate	$15,854	$24,030
20 percent decrease in default rate	$16,417	$25,150

Fair value resulting from:
10 percent increase in prepayment rate	$15,300	$22,933
20 percent increase in prepayment rate	$15,307	$22,958
Fair value resulting from:
10 percent decrease in prepayment rate	$15,284	$22,891
20 percent decrease in prepayment rate	$15,279	$22,872

Key economic assumptions and the sensitivity of the fair value to immediate changes in those assumptions at June 30, 2021 and December 31, 2020 for Servicing Assets is presented in the following table (in thousands, except percentages).

Servicing Assets	June 30, 2021	December 31, 2020
Fair value, using the following assumptions	$8,944	$9,242
Weighted-average market servicing rate	0.628%	0.631%
Weighted-average prepayment rate	19.77%	19.84%
Weighted-average default rate	12.99%	12.78%

Fair value resulting from:
Market servicing rate increase of 0.025%	$8,404	$8,689
Market servicing rate decrease of 0.025%	$9,483	$9,796

Fair value resulting from:
Applying a 1.1 multiplier to prepayment rate	$8,768	$9,064
Applying a 0.9 multiplier to prepayment rate	$9,121	$9,423

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$8,816	$9,116
Applying a 0.9 multiplier to default rate	$9,071	$9,369

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
Assets and Liabilities Not Recorded at Fair Value
The following table presents the fair value hierarchy for assets, and liabilities not recorded at fair value (in thousands):

June 30, 2021	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Cash and Cash Equivalents	$56,018	$56,018	$—	$—	$56,018
Restricted Cash - Cash and Cash Equivalents	200,500	200,500	—	—	200,500
Restricted Cash - Certificates of Deposit	4,877	—	4,877	—	4,877
Accounts Receivable	1,088	—	1,088	—	1,088
Total Assets	$262,483	$256,518	$5,965	$—	$262,483
Liabilities:
Accounts Payable and Accrued Liabilities	$20,328	$—	$20,328	$—	$20,328
Payable to Investors	174,387	—	174,387	—	174,387
Notes Issued by Securitization Trust	94,811	—	97,556	—	97,556
Warehouse Lines	219,467	—	222,015	—	222,015
Paycheck Protection Program loan (Note 10)	8,547	—	8,544	—	8,544
Total Liabilities	$517,540	$—	$522,830	$—	$522,830

December 31, 2020	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Cash and Cash Equivalents	$50,145	$50,145	$—	$—	$50,145
Restricted Cash - Cash and Cash Equivalents	158,846	158,846	—	—	158,846
Restricted Cash - Certificates of Deposit	4,877	—	4,877	—	4,877
Accounts Receivable	605	—	605	—	605
Total Assets	$214,473	$208,991	$5,482	$—	$214,473
Liabilities:
Accounts Payable and Accrued Liabilities	$17,876	$—	$17,876	$—	$17,876
Payable to Investors	124,094	—	124,094	—	124,094
Notes Issued by Securitization Trust	156,782	—	158,951	—	158,951
Warehouse Lines	242,479	—	242,261	—	242,261
Paycheck Protection Program loan (Note 10)	8,505	—	8,540	—	8,540
Total Liabilities	$549,736	$—	$551,722	$—	$551,722

The estimated fair values of Cash and Cash Equivalents, Restricted Cash, Accounts Receivable, Accounts Payable and Accrued Liabilities and Payable to Investors approximate their carrying values because of their short-term nature.
8. Goodwill and Other Intangible Assets, Net
Goodwill
Prosper’s goodwill balance of $36.4 million at December 31, 2020 did not change during the six months ended June 30, 2021. The Company recorded no goodwill impairment for the six months ended June 30, 2021 and 2020.

Other Intangible Assets
The following table presents the detail of other intangible assets subject to amortization as of the following date (dollars in thousands):

	June 30, 2021
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Remaining Useful Life (In Years)
Developed technology	$3,060	$(3,060)	$—	—
User base and customer relationships	5,050	(4,636)	414	3.8
Brand name	60	(60)	—	—
Total Intangible Assets subject to amortization	$8,170	$(7,756)	$414

Prosper’s intangible asset balance was $0.4 million and $0.5 million at June 30, 2021 and December 31, 2020, respectively. The user base and customer relationships intangible assets are being amortized on an accelerated basis over a three-to-ten year period.
Amortization expense for the three months ended June 30, 2021 and 2020 was not material and $0.1 million, respectively. Amortization expense for the six months ended June 30, 2021 and 2020 was $0.1 million and $0.1 million, respectively. Estimated amortization of purchased intangible assets for future periods is as follows (in thousands):

Year Ending December 31,
2021 (remainder thereof)	$86
2022	136
2023	107
2024	85
Total	$414

9. Other Liabilities
Other Liabilities consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Operating lease liabilities	$13,540	$13,342
Paycheck Protection Program loan (Note 10)	8,547	8,505
Loan trailing fee liability	2,145	2,233
Deferred income tax liability	531	489
Financing lease liabilities	155	—
Deferred revenue	26	63
Other	292	425
Total Other Liabilities	$25,236	$25,057

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
Both Warehouse Agreements contain the same certain covenants including restrictions on each Warehouse VIE's ability to incur indebtedness, pledge assets, merge or consolidate and enter into certain affiliate transactions. Each Warehouse Agreement also requires Prosper to maintain a minimum tangible net worth of $25 million, minimum net liquidity of $15 million and a maximum leverage ratio of 5:1. Tangible net worth is defined as the sum of (i) (A) Convertible Preferred Stock, (B) total Stockholders’ Deficit and (C) Convertible Preferred Stock Warrant Liability, less the sum of (ii) (A) goodwill and (B) intangible assets. Net liquidity is defined as the sum of cash, cash equivalents and Available for Sale Investments. The leverage ratio is defined as the ratio of total consolidated indebtedness other than non-recourse securitization indebtedness, non-recourse or limited recourse warehouse indebtedness and borrower dependent notes, to tangible net worth. As of June 30, 2021, Prosper was in compliance with the covenants under each Warehouse Agreement.
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
Subsequently the Warehouse Agreement was amended on June 20, 2019 to extend the facility, to reduce the interest rate and unused commitment fee and to expand the eligibility criteria for unsecured consumer loans that can be financed through the PWIT Warehouse Line. It was amended again on May 19, 2021 to extend the facility, to reduce the interest and advance rates and to include provisions for an alternative benchmark rate in light of the ongoing phaseout of LIBOR.
Under the amended agreement, proceeds of loans made under the PWIT Warehouse Line may be borrowed, repaid and reborrowed until the earlier of June 20, 2023 or the occurrence of any accelerated amortization event or event of default. Repayment of any outstanding proceeds will be made over the 24 month period ending June 20, 2025, excluding the occurrence of any accelerated amortization event or event of default.
Under the amended agreement, the PWIT Warehouse Line bears interest at a rate of an established benchmark rate (currently LIBOR) plus 2.75% and has an advance rate of 87%. Additionally, the PWIT Warehouse Line bears a monthly unused commitment fee of 0.50% per annum on the undrawn portion available under the PWIT Warehouse Line.
As of June 30, 2021, Prosper had $101.3 million in debt and accrued interest outstanding under the PWIT Warehouse Line. This debt is secured by an aggregate outstanding principal balance of $117.1 million included in “Loans Held for Sale, at Fair Value” on the condensed consolidated balance sheets. At June 30, 2021 the undrawn portion available under the Warehouse Line was $98.7 million. Prosper incurred $2.2 million of deferred debt issuance costs associated with the PWIT Warehouse Line, including $0.3 million from the amendment signed on May 19, 2021, which are included in “Prepaids and Other Assets” and amortized to interest expense over the term of the revolving arrangement.
Prosper purchased a swaption to limit the Company's exposure to increases in LIBOR. The swaption is recorded on the consolidated balance sheet at fair value in Prepaids and Other Assets. Any changes in the fair value are recorded in the Change in Fair Value of Financial Instruments, Net on the Consolidated Statement of Operations. The fair value of the swaption was $0.1 million at June 30, 2021.
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
As of June 30, 2021, Prosper had $118.2 million in debt and accrued interest outstanding under the PWIIT Warehouse Line. This debt is secured by an aggregate outstanding principal balance of $132.0 million included in Loans Held for Sale, at Fair Value on the Consolidated Balance Sheets. At June 30, 2021 the undrawn portion available under the PWIIT Warehouse Line was $181.8 million. PMI incurred $1.3 million of debt issuance costs for the extension in March 2021, which are included in Prepaids and Other Assets and will be amortized to interest expense over the term of the revolving arrangement.
Phaseout of LIBOR
A portion of the interest rate charged on our Warehouse Lines is currently based on LIBOR. LIBOR has been the subject of reform and was expected to phase out by the end of fiscal 2021; however, on November 30, 2020, the ICE Benchmark Administration Limited (“ICE”) announced plans to delay the phase out of LIBOR to June 30, 2023. The consequences of the discontinuation of LIBOR cannot be entirely predicted but could impact the interest expense incurred on these debt instruments. We have negotiated alternatives to LIBOR on the PWIT and PWIIT Warehouse Lines, which we may renegotiate before LIBOR ceases to be a widely available reference rate.
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
In April 2020, the Company obtained an $8.4 million loan under the PPP. The loan accrues interest at one percent per annum and has a two-year term through April 2022. PMI has formally applied for forgiveness with the lender and the SBA, and that application remains under review. Pursuant to the Paycheck Protection Flexibility Act of 2020, PMI is permitted to defer monthly payments of principal and interest until such time as an approval or denial of forgiveness is received from the SBA.
The Company used the PPP Loan proceeds to cover payroll costs, rent and utilities in accordance with the relevant terms and conditions of the CARES Act. As of June 30, 2021, principal and interest outstanding under the PPP loan totaled $8.5 million and is included in Other Liabilities on the accompanying condensed consolidated balance sheet.
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
All participating securities are excluded from basic weighted-average common shares outstanding. Prior to any conversion to common shares, each series of Prosper’s Convertible Preferred Stock is entitled to participate on an if-converted basis in distributions of earnings, when and if declared by the board of directors, that are made to common stockholders and consequently, these shares were considered participating securities. During the six months ended June 30, 2021 and June 30, 2020, certain shares issued as a result of the early exercise of stock options which are subject to a repurchase right by PMI were entitled to receive non-forfeitable dividends during the vesting period and consequently, are considered participating securities.
The weighted average shares used in calculating basic and diluted net income (loss) per share excludes certain shares that are disclosed as outstanding shares in the condensed consolidated balance sheets because such shares are restricted as they were associated with options that were early exercised and continue to remain unvested.
Basic and diluted income (loss) per share were calculated as follows for the periods presented (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30, 2021
	2021	2020	2021	2020
Numerator:
Net (Loss) Income	$(5,805)	$17,641	$(50,694)	$38,771
Plus: Return on Share Purchase	—	—	—	—
Less: Net Income Allocated to Participating Securities	—	(13,153)	—	(28,908)
Net (Loss) Income Attributable to Common Stockholders	$(5,805)	$4,488	$(50,694)	$9,863
Denominator:
Weighted average shares used in computing basic net (loss) income per share	70,868,080	68,455,641	70,110,288	68,454,872
Effect of dilutive securities:
Stock options	—	126,926	—	337,446
Convertible preferred stock warrants	—	213,264,845	—	213,264,845
Weighted average shares used in computing diluted Net (Loss) Income per Share	70,868,080	281,847,412	70,110,288	282,057,163
Net (Loss) Income Per Share – Basic	$(0.08)	$0.07	$(0.72)	$0.14
Net (Loss) Income Per Share – Diluted	$(0.08)	$0.02	$(0.72)	$0.03

The following common stock equivalents were excluded from the computation of diluted net (loss) income per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(shares)	(shares)	(shares)	(shares)
Excluded securities:
Convertible preferred stock issued and outstanding, excluding shares held by consolidated VIE	158,365,655	209,613,570	158,365,655	209,613,570
Stock options issued and outstanding	74,638,057	73,045,220	73,986,598	72,460,458
Warrants issued and outstanding	1,080,349	1,080,349	1,080,349	1,080,349
Series E-1 convertible preferred stock warrants	35,544,141	—	35,544,141	—
Series F convertible preferred stock warrants	177,720,704	—	177,720,704	—
Total common stock equivalents excluded from diluted net (loss) income per common share computation	447,348,906	283,739,139	446,697,447	283,154,377

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
On July 21, 2020, PGT entered into a Stock Transfer Agreement with a PMI investor to purchase 34,670,420 shares of Series A Convertible Preferred Stock and 16,577,495 shares of Series B Convertible Preferred Stock for nominal consideration. Upon execution of the Stock Transfer Agreement, these shares were purchased by a consolidated VIE of the Company, and thus the difference between the fair value of the repurchased stock and the purchase price is included in Convertible Preferred Stock

Held by Consolidated VIE on PMI’s accompanying condensed consolidated balance sheet as of June 30, 2021. These shares remain outstanding for legal purposes and retain their voting rights, but are excluded from the earnings per share calculation.
The number of authorized, issued and outstanding shares, their par value and liquidation preference for each series of convertible preferred stock as of June 30, 2021 are disclosed in the table below (amounts in thousands except share and par value amounts):

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

Convertible Preferred Stock Warrant Liability
Series E-1 Warrants
In connection with the Settlement and Release Agreement dated November 17, 2016 among PMI, its wholly owned subsidiary Prosper Funding LLC (“PFL”) and Colchis, on December 16, 2016, PMI issued the First Series E-1 Warrant. The Second Series E-1 Warrant for an additional 15,277,006 shares of Series E-1 convertible preferred stock was granted on the signing of the Consortium Purchase Agreement (as defined in Note 15) on February 27, 2017. The warrants expire ten years from the date of issuance. For the three months ended June 30, 2021 and 2020, Prosper recognized $0.4 million of expense and $3.6 million of income, respectively, from the re-measurement of the fair value of the warrants. For the six months ended June 30, 2021 and 2020, Prosper recognized $7.5 million of expense and $12.8 million of income, respectively, from the re-measurement of the fair value of the warrants. The income or expense resulted from the remeasurement of the fair value of the warrants is recorded in Change in Fair Value of Convertible Preferred Stock Warrants on the condensed consolidated statements of operations.
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
The Company determined the fair value of the outstanding Series E-1 Warrants utilizing the following assumptions as of the following dates:

	June 30, 2021	December 31, 2020
Volatility	58.0%	60.0%
Risk-free interest rate	0.40%	0.20%
Expected term (in years)	2.75	2.75
Dividend yield	—%	—%

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
Risk-Free Interest Rate: The risk-free interest rate is based on the U.S. Treasury yield in effect as of June 30, 2021, and for zero coupon U.S. Treasury notes with maturities approximately equal to the term of the warrant.
Expected Term: The expected term is the period of time for which the warrants are expected to be outstanding.
Dividend Yield: The expected dividend assumption is based on the Company’s current expectations about the Company’s anticipated dividend policy.
Series F Warrants
In connection with the Consortium Purchase Agreement (as described in Note 16 of PMI’s 10-K for the year ended December 31, 2021) on February 27, 2017, PMI issued warrants to purchase up to 177,720,706 shares of PMI's Series F convertible preferred stock at $0.01 per share. The warrants expire ten years from the date of issuance. For the three months ended June 30, 2021 and 2020, Prosper recognized $5.3 million of expense and $16.0 million of income, respectively, from the re-measurement of the fair value of the warrants. For the six months ended June 30, 2021 and 2020, Prosper recognized $42.7 million of expense and $62.2 million of income, respectively, from the re-measurement of the fair value of the warrants. The income or expense resulting from changes in the fair value of the warrant is recorded through Change in Fair Value of Convertible Preferred Stock Warrants on the condensed consolidated statements of operations.
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
The Company determined the fair value of the outstanding Series F Warrants utilizing the following assumptions as of the following dates:

	June 30, 2021	December 31, 2020
Volatility	58.0%	60.0%
Risk-free interest rate	0.40%	0.20%
Expected term (in years)	2.75	2.75
Dividend yield	—%	—%

The above assumptions were determined using the same criteria described above for the Series E-1 Warrants.
The combined activity of the Convertible Preferred Stock Warrant Liability for the six months ended June 30, 2021 and 2020 are as follows (in thousands):

Warrant Activity
Balance at January 1, 2021	$112,319
Change in fair value	50,117
Balance at June 30, 2021	$162,436

Warrant Activity
Balance at January 1, 2020	$149,996
Change in fair value	(74,998)
Balance at June 30, 2020	$74,998
Common Stock
PMI, through its Amended and Restated Certificate of Incorporation, is the sole issuer of common stock and related options, restricted stock units ("RSUs") and warrants. On February 16, 2016, PMI amended and restated its Certificate of Incorporation to, among other things, effect a 5-for-1 forward stock split. On September 20, 2017, PMI further amended its Amended and Restated Certificate of Incorporation to increase the number of shares of common stock authorized for issuance. The total number of shares of stock which PMI has the authority to issue is 1,069,760,848, consisting of 625,000,000 shares of common stock, $0.01 par value per share, and 444,760,848 shares of preferred stock, $0.01 par value per share. As of June 30, 2021, 71,829,765 shares of common stock were issued and 70,893,830 shares of common stock were outstanding. As of December 31, 2020, 70,075,307 shares of common stock were issued and 69,139,372 shares of common stock were outstanding. Each holder of common stock is entitled to one vote for each share of common stock held.
Common Stock Issued upon Exercise of Stock Options
For the six months ended June 30, 2021, PMI issued 1,754,458 shares of common stock upon the exercise of vested options for cash proceeds of $36 thousand.
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
The financial statement impact of the above Repricings was not material for the six months ended June 30, 2021. As of June 30, 2021, the unamortized Repricings expense (net of forfeitures) of $46 thousand will be recognized over the remaining weighted-average vesting period of 1.8 years.
Stock Option Activity
Stock option activity under the 2005 Plan and 2015 Plan is summarized for the six months ended June 30, 2021 below:

	Options Issued and Outstanding	Weighted Average Exercise Price
Balance as of January 1, 2021	72,915,449	$0.02
Options issued	8,668,166	$0.10
Options exercised	(1,754,458)	$0.02
Options forfeited	(11,742,812)	$0.02
Options expired	(14,595)	$0.02
Balance as of June 30, 2021	68,071,750	$0.03
Options vested and expected to vest as of June 30, 2021	52,252,350	$0.03
Options vested and exercisable at June 30, 2021	47,648,686	$0.02
Other Information Regarding Stock Options
The weighted-average remaining life for options outstanding as of June 30, 2021 was 6.87 years.
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

The fair value of PMI’s stock option awards granted during the three and six months ended June 30, 2021 and 2020 was estimated at the date of grant using the Black-Scholes model with the following average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Volatility of common stock	67.60%	55.37%	64.00%	47.93%
Risk-free interest rate	1.04%	0.44%	1.01%	0.66%
Expected life	6.0 years	6.0 years	6.0 years	6.0 years
Dividend yield	—%	—%	—%	—%
Restricted Stock Unit Activity
For the six months ended June 30, 2021, PMI did not grant any RSUs. In previous years, PMI granted RSUs to certain employees that are subject to three-year or four-year vesting terms and the occurrence of a liquidity event.
The following table summarizes the number of PMI’s RSU activity for the six months ended June 30, 2021:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2021	4,661,141	$0.91
Forfeited	(1,786,793)	$0.54
Unvested at June 30, 2021	2,874,348	$1.14
Share Based Compensation
The following table presents the amount of stock-based compensation related to stock-based awards granted to employees recognized in Prosper’s condensed consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Origination and servicing	$30	$34	$62	$72
Sales and marketing	16	15	32	26
General and administrative	222	343	493	799
Total stock-based compensation	$268	$392	$587	$897

Prosper capitalized stock-based compensation as internal-use software and website development costs of an immaterial amount and $0.1 million for the three months ended June 30, 2021 and 2020, respectively, and $0.1 million and $0.1 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, the unamortized stock-based compensation expense, adjusted for forfeiture estimates, related to unvested stock-based awards was approximately $1.3 million, which will be recognized over a remaining weighted-average vesting period of approximately 2.0 years.
14. Income Taxes
For the three months ended June 30, 2021 and 2020, PMI recognized $21 thousand and $34 thousand of income tax expense, respectively. For the six months ended June 30, 2021 and 2020, PMI recognized $42 thousand and $68 thousand of income tax expense, respectively. The income tax expense relates to state income tax expense and the amortization of tax deductible goodwill which gives rise to an indefinite-lived deferred tax liability. No other income tax expense or benefit was recorded for the six month periods ended June 30, 2021 and 2020 due to a full valuation allowance recorded against the Company’s deferred tax assets.
Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize our existing deferred tax assets. On the basis of this evaluation, it is not more likely than not that our deferred tax assets will be realized and therefore a full valuation allowance has been recorded.

15. Leases
Prosper has operating leases for corporate offices and datacenters. These leases have remaining lease terms of one year to six years. Some of the lease agreements include options to extend the lease term for up to an additional five years. Rental expense under operating lease arrangements was $1.1 million and $1.5 million for the three months ended June 30, 2021 and 2020, respectively, and $2.2 million and $3.0 million for the six months ended June 30, 2021 and 2020, respectively. Additionally, Prosper subleases certain leased office space to third parties when it determines there is excess leased capacity. Sublease income from operating lease arrangements was $0.1 million and $0.2 million for the three months ended June 30, 2021 and 2020, respectively, and $0.2 million and $0.3 million for the six months ended June 30, 2021 and 2020, respectively.
Operating Lease Right-of-Use (“ROU”) Assets
The following table summarizes the operating lease right-of-use assets as of June 30, 2021, which are included in “Property and Equipment, Net” on the condensed consolidated balance sheets.

	June 30, 2021
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
ROU Assets - Office buildings	$16,756	$7,719	$9,037
ROU Assets - Other	776	161	615
Total right-of-use assets subject to amortization	$17,532	$7,880	$9,652
The Company identified certain impairment triggers related to its ROU assets in the second quarter of 2020, primarily due to the non-renewal of certain sublease agreements and the time expected to find new subtenants. As a result of impairment testing performed on these ROU assets, the Company recorded an impairment charge of $0.2 million for the three months ended June 30, 2020. No impairment was identified in 2021.
Lease Liabilities
Future maturities of operating lease liabilities as of June 30, 2021 were as follows (in thousands). The present value of the future minimum lease payments represent our operating lease liabilities as of June 30, 2021 and are included in "Other Liabilities" on the condensed consolidated balance sheets.

June 30, 2021
Remainder of 2021	$2,816
2022	5,831
2023	2,142
2024	1,360
2025	1,395
Thereafter	1,218
Total future minimum lease payments	$14,762
Less imputed interest	(1,222)
Present value of future minimum lease payments	$13,540
Because the rate implicit in each lease is not readily determinable, we use our incremental borrowing rate to determine the present value of the lease payments. Other information related to leases was as follows (dollars in thousands):

June 30, 2021
Cash paid for operating leases year-to-date	$2,614
ROU assets obtained in exchange for new operating lease obligations year-to-date	$1,773
Weighted average remaining lease term (in years)	3.38 years
Weighted average discount rate	5.48%

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
Operating Commitments
Prosper has entered into an agreement with WebBank, under which all Borrower Loans originated through the marketplace are made by WebBank under its bank charter. On June 25, 2021, PMI, along with its wholly-owned subsidiary Prosper Funding LLC, and WebBank entered into: (i) a Fifth Amendment (the “Sale Agreement Amendment”) to the Asset Sale Agreement, dated July 1, 2016, between Prosper Funding LLC and WebBank (the “Sale Agreement”); (ii) a Sixth Amendment (the “Marketing Agreement Amendment”) to the Marketing Agreement, dated July 1, 2016, between PMI and WebBank (the “Marketing Agreement”); and (iii) a Third Amendment (the “Purchase Agreement Amendment”) to the Stand By Purchase Agreement, dated July 1, 2016, between PMI and WebBank (the “Purchase Agreement” and, collectively with the Sale Agreement and the Marketing Agreement, the “Origination and Sale Agreements”). The Sale Agreement Amendment, the Marketing Agreement Amendment, and the Purchase Agreement Amendment, collectively, are hereinafter referred to as the “Amendments.”
The Sale Agreement Amendment, among other things, extends the term of the Sale Agreement to February 1, 2025 and amends certain collateral requirements under the Sale Agreement. The Marketing Agreement Amendment, among other things, extends the term of the Marketing Agreement to February 1, 2025 and sets forth the amended terms and conditions of certain fees owed by the Registrants to WebBank under the Marketing Agreement. The Purchase Agreement Amendment amends certain collateral requirements of PMI under the Purchase Agreement.
Pursuant to the Marketing Agreement Amendment, the marketing fee that Prosper receives in connection with the origination of each loan is partially reduced by an amount (the “Designated Amount”) calculated as a percentage of the principal amount of such loan based on the aggregate principal amount of loans originated for the applicable month. To the extent the aggregate Designated Amount for all loans originated during any month is less than $143,500 through February 1, 2022, and $100,000 thereafter through February 1, 2025, Prosper is required to pay WebBank an amount equal to such deficiency. Accordingly, the minimum fee for the remaining six months of 2021 is $0.9 million. The minimum fee is then $1.2 million for each year from 2022 through 2024, and $0.1 million in 2025.
Additionally, under the agreement with WebBank, Prosper is required to maintain minimum net liquidity of $15.0 million at all times during the term of the agreement. Net liquidity is defined as the sum of Cash, Cash Equivalents and Available for Sale Investments. Violation of this covenant can result in termination of the contract with WebBank. As of June 30, 2021, Prosper was in compliance with the covenant.
Loan Purchase Commitments
Prosper entered into an agreement with WebBank to purchase $19.7 million of Borrower Loans that WebBank originated during the last two business days of the quarter ended June 30, 2021. Prosper will purchase these Borrower Loans within the first three business days of the quarter ending September 30, 2021.
Repurchase Obligation
Under the terms of the loan purchase agreements between Prosper and investors that participate in the Whole Loan Channel, Prosper may, in certain circumstances, become obligated to repurchase a Borrower Loan from an investor. Generally, these circumstances include the occurrence of verifiable identity theft, the failure to properly follow loan listing or bidding protocols or a violation of the applicable federal, state or local lending laws. Prosper recognizes a liability at fair value for the repurchase obligation when the Borrower Loans are sold. The fair value of the repurchase obligation is estimated based on historical experience. Repurchased Borrower Loans associated with violations of federal, state or local lending laws or verifiable identity theft are written off at the time of repurchase. The maximum potential amount of future payments associated with this obligation is the outstanding balances of the Borrower Loans issued through the Whole Loan Channel, which at June 30, 2021 is $2.6 billion. Prosper has accrued $0.3 million and $0.2 million as of June 30, 2021 and December 31, 2020, respectively, in regard to this obligation.
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
Prosper’s executive officers, directors who are not executive officers, and certain affiliates participate in its marketplace by placing bids and purchasing Notes. The aggregate amount of the Notes purchased and the income earned by parties deemed to be affiliates and related parties of Prosper for the three and six months ended June 30, 2021 and June 30, 2020, as well as the Notes outstanding as of June 30, 2021 and December 31, 2020 are summarized below (in thousands):

	Aggregate Amount of Notes Purchased the Three Months Ended June 30,		Interest Earned on Notes the Three Months Ended June 30,
Related Party	2021	2020	2021	2020
Executive officers and management	$9	$6	$2	$1
Directors (excluding executive officers and management)	20	110	—	14
Total	$29	$116	$2	$15

	Aggregate Amount of Notes Purchased the Six Months Ended June 30,		Interest Earned on Notes the Six Months Ended June 30,
Related Party	2021	2020	2021	2020
Executive officers and management	$17	$12	$3	$3
Directors (excluding executive officers and management)	20	231	—	29
Total	$37	$243	$3	$32

	Notes Balance as of
Related Party	June 30, 2021	December 31, 2020
Executive officers and management	$43	$41
Directors (excluding executive officers and management)	18	—
Total	$61	$41

18. Significant Concentrations
Prosper is dependent on third party funding sources such as banks, asset managers, investment funds and Warehouse Lines to provide the funds to allow WebBank to originate Borrower Loans that the third party funding sources will later purchase. Of all Borrower Loans originated in the three months ended June 30, 2021, one individual party purchased 27.7% of such loans, and the Company’s Warehouse VIEs purchased 10.7% of such loans. For the three months ended June 30, 2020, three individual parties purchased 12.8%, 17.9% and 19.0% of all Borrower Loans originated, and the Company’s Warehouse VIEs purchased 38.8% of such loans. Of all Borrower Loans originated in the six months ended June 30, 2021, one individual party purchased 28.2% of such loans, and the Company’s Warehouse VIEs purchased 12.1% of such loans. For the six months ended June 30, 2020, three individual parties purchased 10.6%, 17.1% and 13.5%, respectively, of all Borrower Loans originated, and the Company’s Warehouse VIEs purchased 20.1% of such loans. These purchases reflect that a significant portion of Prosper’s business is dependent on funding through the Whole Loan Channel, through which 88% and 91% of Borrower Loans were originated in the six months ended June 30, 2021 and June 30, 2020, respectively.
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

Prosper Funding LLC
Condensed Consolidated Balance Sheets (Unaudited)
(amounts in thousands)

	June 30, 2021	December 31, 2020
Assets:
Cash and Cash Equivalents	$6,854	$8,592
Restricted Cash	181,598	132,332
Borrower Loans, at Fair Value	236,844	209,670
Property and Equipment, Net	8,788	6,928
Servicing Assets	10,389	11,088
Other Assets	312	217
Total Assets	$444,785	$368,827
Liabilities and Member’s Equity:
Accounts Payable and Accrued Liabilities	$2,913	$2,361
Payable to Related Party	1,884	4,120
Payable to Investors	176,520	126,266
Notes, at Fair Value	236,041	208,379
Other Liabilities	2,439	2,613
Total Liabilities	419,797	343,739
Member's Equity:
Member's Equity	11,404	11,404
Retained Earnings	13,584	13,684
Total Member's Equity	$24,988	$25,088
Total Liabilities and Member's Equity	$444,785	$368,827

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Funding LLC
Condensed Consolidated Statements of Operations (Unaudited)
(amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Operating Revenues:
Administration Fee Revenue - Related Party	$8,395	$3,740	$15,181	$9,575
Servicing Fees, Net	3,928	5,257	7,529	11,716
Gain on Sale of Borrower Loans	1,663	1,182	3,674	3,182
Other Revenue	306	165	357	345
Total Operating Revenues	14,292	10,344	26,741	24,818
Interest Income on Borrower Loans	8,999	9,309	17,556	19,147
Interest Expense on Notes	(8,418)	(8,728)	(16,431)	(17,944)
Total Interest Income, Net	581	581	1,125	1,203
Change in Fair Value of Financial Instruments, Net	384	194	156	257
Total Net Revenues	15,257	11,119	28,022	26,278
Expenses:
Administration Fee - Related Party	12,535	9,494	24,967	21,858
Servicing	1,486	1,137	2,899	2,330
General and Administrative	132	113	256	167
Total Expenses	14,153	10,744	28,122	24,355
Net Income (Loss)	$1,104	$375	$(100)	$1,923

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Funding LLC
Condensed Consolidated Statements of Member’s Equity (Unaudited)
(amounts in thousands)

	Member’s Equity	Retained Earnings	Total
Balance at January 1, 2021	$11,404	$13,684	$25,088
Net Loss	—	(100)	(100)
Balance as of June 30, 2021	$11,404	$13,584	$24,988

	Member’s Equity	Retained Earnings	Total
Balance at January 1, 2020	$15,904	$12,283	$28,187
Distribution to Parent	(4,500)	—	(4,500)
Net Income	—	1,923	1,923
Balance as of June 30, 2020	$11,404	$14,206	$25,610

	Member’s Equity	Retained Earnings	Total
Balance at January 1, 2021	$11,404	$13,684	$25,088
Net Loss	—	(1,204)	(1,204)
Balance at March 31, 2021	$11,404	$12,480	$23,884
Net Income	—	1,104	1,104
Balance as of June 30, 2021	$11,404	$13,584	$24,988

	Member’s Equity	Retained Earnings	Total
Balance at January 1, 2020	$15,904	$12,283	$28,187
Net Income	—	1,548	1,548
Balance at March 31, 2020	$15,904	$13,831	$29,735
Distribution to Parent	(4,500)	—	(4,500)
Net Income	—	375	375
Balance as of June 30, 2020	$11,404	$14,206	$25,610

The accompanying notes are an integral part of these consolidated financial statements.

Prosper Funding LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)
(amounts in thousands)

	Six Months Ended June 30,
	2021	2020
Cash Flows from Operating Activities:
Net (Loss) Income	$(100)	$1,923
Adjustments to Reconcile Net (Loss) Income to Net Cash Used in Operating Activities:
Change in Fair Value of Financial Instruments, Net	(156)	(258)
Other Non-Cash Changes in Borrower Loans, Loans Held for Sale and Notes	(11)	4
Gain on Sale of Borrower Loans	(4,375)	(3,402)
Change in Fair Value of Servicing Rights	5,074	6,227
Depreciation and Amortization	2,265	2,051
Changes in Operating Assets and Liabilities:
Purchase of Loans Held for Sale at Fair Value	(792,674)	(622,122)
Proceeds from Sales and Principal Payments of Loans Held for Sale, at Fair Value	792,674	622,122
Other Assets	(95)	102
Accounts Payable and Accrued Liabilities	552	387
Payable to Investors	50,254	304
Net Related Party Receivable/Payable	(2,212)	3,419
Other Liabilities	(174)	(820)
Net Cash Provided by Operating Activities	51,022	9,937
Cash Flows from Investing Activities:
Purchase of Borrower Loans Held at Fair Value	(107,609)	(65,664)
Proceeds from Sales and Principal Payments of Borrower Loans, at Fair Value	81,103	77,160
Purchases of Property and Equipment	(4,149)	(1,269)
Net Cash (Used in) Provided by Investing Activities	(30,655)	10,227
Cash Flows from Financing Activities:
Proceeds from Issuance of Notes Held at Fair Value	108,203	65,043
Payments of Notes, at Fair Value	(81,042)	(77,108)
Net Cash Provided by (Used in) Financing Activities	27,161	(16,565)
Net Increase in Cash, Cash Equivalents and Restricted Cash	47,528	3,599
Cash, Cash Equivalents and Restricted Cash at Beginning of the Period	140,924	117,861
Cash, Cash Equivalents and Restricted Cash at End of the Period	$188,452	$121,460

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$16,650	$17,700
Non-Cash Investing Activity - Accrual for Property and Equipment, Net	$480	$1,331

Reconciliation to Amounts on Consolidated Balance Sheets:
Cash and Cash Equivalents	$6,854	$7,813
Restricted Cash	181,598	113,647
Total Cash, Cash Equivalents and Restricted Cash	$188,452	$121,460

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
PFL did not have any items of other comprehensive income or loss for any of the periods presented in the condensed consolidated financial statements as of and for the six months ended June 30, 2021 and June 30, 2020.
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
2. Summary of Significant Accounting Policies
PFL's significant accounting policies are included in Note 2, Summary of Significant Accounting Policies, in PFL’s Annual Report on Form 10-K for the year ended December 31, 2020. There have been no changes to these accounting policies during the first six months of 2021.
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
Restricted Cash
Restricted Cash consists primarily of cash deposits, money market funds and short-term certificate of deposit accounts held as collateral as required for long term leases, loan funding and servicing activities, and cash that investors have on our marketplace that has not yet been invested in Borrower Loans or disbursed to the investor.

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
3. Property and Equipment, Net
Property and equipment consist of the following as of the dates presented (in thousands):

	June 30, 2021	December 31, 2020
Internal-use software and web site development costs	$30,986	$26,953
Less accumulated depreciation and amortization	(22,198)	(20,025)
Total property and equipment, net	$8,788	$6,928

Depreciation expense for the three months ended June 30, 2021 and 2020 was $1.2 million and $1.0 million, respectively. Depreciation expense for the six months ended June 30, 2021 and 2020 was $2.3 million and $2.1 million, respectively.
4. Borrower Loans and Notes, at Fair Value
The aggregate principal balances outstanding and fair values of Borrower Loans and Notes as of June 30, 2021 and December 31, 2020, are presented in the following table (in thousands):

	Borrower Loans		Notes
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Aggregate principal balance outstanding	$236,728	$215,373	$239,126	$217,110
Fair value adjustments	116	(5,703)	(3,085)	(8,731)
Fair value	$236,844	$209,670	$236,041	$208,379

At June 30, 2021, outstanding Borrower Loans had original terms to maturity of either 36 or 60 months, had monthly payments with fixed interest rates ranging from 5.31% to 31.82% and had various original maturity dates through June 2026. At

December 31, 2020, outstanding Borrower Loans had original maturities of either 36 or 60 months, monthly payments with fixed interest rates ranging from 5.31% to 31.82%, and had various original maturity dates through December 2025. Since COVID-19 relief was first offered in March 2020 and through June 30, 2021, approximately 11% of the total outstanding balances of all loans originated on our platform on a cumulative basis have enrolled in at least one of these COVID-19 relief programs. Approximately 2% of the total outstanding balances of all loans originated on our platform are actively enrolled in at least one relief program as of June 30, 2021.
As of June 30, 2021, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $0.7 million and a fair value of $0.1 million. As of December 31, 2020, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $1.4 million and a fair value of $0.1 million. PFL places loans on non-accrual status when they are over 120 days past due. As of June 30, 2021 and December 31, 2020, Borrower Loans in non-accrual status had a fair value of $0.1 million and $0.2 million, respectively.
5. Servicing Assets
PFL accounts for Servicing Assets at their estimated fair values with changes in fair values recorded in Servicing Fees, Net on the condensed consolidated statements of operations. The initial asset or liability is recognized when PFL sells Borrower Loans to unrelated third-party buyers through the Whole Loan Channel and the servicing rights are retained. The total recognized gains on the sale of such Borrower Loans was $1.7 million and $1.2 million for the three months ended June 30, 2021 and June 30, 2020, respectively, and $3.7 million and $3.2 million for the six months ended June 30, 2021 and June 30, 2020, respectively.
As of June 30, 2021, Borrower Loans that were sold, but for which PFL retained servicing rights, had a total outstanding principal balance of $2.6 billion, original terms of either 36 or 60 months, monthly payments with fixed interest rates ranging from 5.31% to 31.82%, and various original maturity dates through June 2026. At December 31, 2020, Borrower Loans that were sold, but for which PFL retained servicing rights, had a total outstanding principal balance of $2.4 billion, original terms of either 36 or 60 months, monthly payments with fixed interest rates ranging from 5.31% to 31.82%, and various original maturity dates through December 2025.
Contractually-specified servicing fees and ancillary fees totaled $9.0 million and $10.5 million for the three months ended June 30, 2021 and June 30, 2020, respectively, and $18.3 million and $23.0 million for the six months ended June 30, 2021 and June 30, 2020, respectively, and are included on the condensed consolidated statements of operations in Servicing Fees, Net.
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
6. Income Taxes
PFL incurred no income tax provision for the six months ended June 30, 2021 and June 30, 2020. PFL is a U.S. disregarded entity and its income and loss are included in the income tax reporting of its parent, PMI. Since PMI is in a taxable loss position, is not currently subject to income taxes, and has fully reserved against its deferred tax asset, the net effective tax rate for PFL is 0%.
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
As of June 30, 2021 and December 31, 2020, the discounted cash flow methodology used to estimate the Notes fair values used the same projected cash flows as the related Borrower Loans. As demonstrated in the table below, the fair value adjustments for Borrower Loans were largely offset by the fair value adjustments of the Notes due to the borrower payment dependent design of the Notes and because the principal balances of the Borrower Loans approximated the principal balances of the Notes.
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
Fair values of assets or liabilities are determined based on the fair value hierarchy, which requires an entity to maximize the use of quoted prices and observable inputs and to minimize the use of unobservable inputs when measuring fair value. Various valuation methodologies are utilized, depending on the nature of the financial instrument, including the use of market prices for identical or similar instruments, or discounted cash flow models. When possible, active and observable market data for identical or similar financial instruments are utilized. Alternatively, fair value is determined using assumptions that management believes a market participant would use in pricing the asset or liability. PFL did not transfer any assets or liabilities in or out of Level 3 for the six months ended June 30, 2021 or 2020.
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

The following tables present the fair value hierarchy for assets and liabilities measured at fair value (in thousands):

June 30, 2021	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Borrower Loans, at Fair Value	$—	$—	$236,844	$236,844
Servicing Assets	—	—	10,389	10,389
Total Assets	$—	$—	$247,233	$247,233
Liabilities:
Notes, at Fair Value	$—	$—	$236,041	$236,041
Loan Trailing Fee Liability	—	—	2,145	2,145
Total Liabilities	$—	$—	$238,186	$238,186

December 31, 2020	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Borrower Loans, at Fair Value	$—	$—	$209,670	$209,670
Servicing Assets	—	—	11,088	11,088
Total Assets	$—	$—	$220,758	$220,758
Liabilities:
Notes, at Fair Value	$—	$—	$208,379	$208,379
Loan Trailing Fee Liability	—	—	2,233	2,233
Total Liabilities	$—	$—	$210,612	$210,612

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
Significant Unobservable Inputs
The following tables present quantitative information about the significant unobservable inputs used for PFL’s Level 3 fair value measurements at the dates presented:

Range
Borrower Loans and Notes	June 30, 2021	December 31, 2020
Discount rate	4.6% - 12.7%	5.3% - 16.1%
Default rate	2.4% - 15.2%	2.6% - 16.2%

Range
Servicing Assets	June 30, 2021	December 31, 2020
Discount rate	15.0% - 25.0%	15.0% - 25.0%
Default rate	1.9% - 16.8%	1.9% - 17.7%
Prepayment rate	11.6% - 28.6%	12.4% - 28.9%
Market servicing rate (1) (2)	0.625% - 0.818%	0.625% - 0.818%
(1) Servicing assets associated with loans enrolled in a relief program offered by the Company in response to the COVID-19 pandemic as of June 30, 2021 and December 31, 2020 were measured using a market servicing rate assumption of 81.8 basis points. This rate was estimated using a multiplier consistent with observable market rates for other loan types, applied to the base market servicing rate assumption of 62.5 basis points.

(2) Excludes collection fees that would be passed on to a hypothetical third-party servicer. As of June 30, 2021 and December 31, 2020, the market rate for collection fees and non-sufficient fund fees was assumed to be 6 basis points and 7 basis points, respectively, for a total market servicing rate range of 68.5 - 87.8 basis points and a total market servicing rate of 69.5 - 88.8 basis points, respectively.

Range
Loan Trailing Fee Liability	June 30, 2021	December 31, 2020
Discount rate	15.0% - 25.0%	15.0% - 25.0%
Default rate	1.9% - 16.8%	1.9% - 17.7%
Prepayment rate	11.6% - 28.6%	12.4% - 28.9%
Changes in Level 3 Fair Value Assets and Liabilities on a Recurring Basis
The following tables present additional information about Level 3 Borrower Loans, Loans Held for Sale and Notes measured at fair value on a recurring basis for three months ended June 30, 2021 and 2020 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets		Liabilities
	Borrower Loans	Loans Held for Sale	Notes	Total
Balance at January 1, 2021	$209,670	$—	$(208,379)	$1,291
Originations	107,609	792,674	(108,203)	792,080
Principal repayments	(80,334)	—	81,042	708
Borrower Loans sold to third parties	(769)	(792,674)	—	(793,443)
Other changes	(208)	—	219	11
Change in fair value	876	—	(720)	156
Balance at June 30, 2021	$236,844	$—	$(236,041)	$803

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets		Liabilities
	Borrower Loans	Loans Held for Sale	Notes	Total
Balance at January 1, 2020	$245,137	$—	$(244,171)	$966
Originations	65,664	622,122	(65,043)	622,743
Principal repayments	(75,596)	—	77,108	1,512
Borrower Loans sold to third parties	(1,564)	(622,122)	—	(623,686)
Other changes	253	—	(257)	(4)
Change in fair value	(22,119)	—	22,377	258
Balance at June 30, 2020	$211,775	$—	$(209,986)	$1,789

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets		Liabilities
	Borrower Loans	Loans Held for Sale	Notes	Total
Balance at April 1, 2021	$219,012	$—	$(218,494)	$518
Originations	58,651	386,440	(58,342)	386,749
Principal repayments	(41,259)	—	41,254	(5)
Borrower Loans sold to third parties	(326)	(386,440)	—	(386,766)
Other changes	(109)	—	32	(77)
Change in fair value	875	—	(491)	384
Balance at June 30, 2021	$236,844	$—	$(236,041)	$803

	Borrower Loans	Loans Held for Sale	Notes	Total
Balance at April 1, 2020	$227,659	$—	$(225,491)	$2,168
Originations	24,363	222,572	(24,468)	222,467
Principal repayments	(36,256)	—	36,520	264
Borrower Loans sold to third parties	(682)	(222,572)	—	(223,254)
Other changes	344	—	(395)	(51)
Change in fair value	(3,653)	—	3,848	195
Balance at June 30, 2020	$211,775	$—	$(209,986)	$1,789

The following tables present additional information about Level 3 Servicing Assets recorded at fair value (in thousands):

Servicing Assets
Fair Value at January 1, 2021	$11,088
Additions	4,376
Less: Changes in fair value	(5,075)
Fair Value at June 30, 2021	$10,389

Servicing Assets
Fair Value at January 1, 2020	$14,888
Additions	3,402
Less: Changes in fair value	(6,227)
Fair Value at June 30, 2020	$12,063

Servicing Assets
Fair Value at April 1, 2021	$10,770
Additions	2,022
Less: Changes in fair value	(2,403)
Fair Value at June 30, 2021	$10,389

Servicing Assets
Fair Value at April 1, 2020	$13,690
Additions	1,206
Less: Changes in fair value	(2,833)
Fair Value at June 30, 2020	$12,063

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
The following tables present additional information about Level 3 Loan Trailing Fee Liability measured at fair value on a recurring basis (in thousands):

Loan Trailing Fee Liability
Fair Value at January 1, 2021	$2,233
Issuances	817
Cash payment of Loan Trailing Fee	(1,066)
Change in fair value	161
Fair Value at June 30, 2021	$2,145

Loan Trailing Fee Liability
Fair Value at January 1, 2020	$2,997
Issuances	625
Cash payment of Loan Trailing Fee	(1,271)
Change in fair value	52
Fair Value at June 30, 2020	$2,403

Loan Trailing Fee Liability
Fair Value at April 1, 2021	$2,189
Issuances	407
Cash payment of Loan Trailing Fee	(522)
Change in fair value	71
Fair Value at June 30, 2021	$2,145

Loan Trailing Fee Liability
Fair Value at April 1, 2020	$2,646
Issuances	240
Cash payment of Loan Trailing Fee	(596)
Change in fair value	113
Fair Value at June 30, 2020	$2,403

Significant Recurring Level 3 Fair Value Asset and Liability Input Sensitivity
Key economic assumptions are used to compute the fair value of Borrower Loans. The sensitivity of the fair value to immediate changes in assumptions at June 30, 2021 and December 31, 2020 for Borrower Loans are presented in the following table (in thousands, except percentages).

Borrower Loans:	June 30, 2021	December 31, 2020
Fair value, using the following assumptions:	$236,844	$209,670
Weighted-average discount rate	6.74%	8.93%
Weighted-average default rate	11.20%	12.26%

Fair value resulting from:
100 basis point increase in discount rate	$234,555	$207,810
200 basis point increase in discount rate	$232,322	$205,994
Fair value resulting from:
100 basis point decrease in discount rate	$239,192	$211,575
200 basis point decrease in discount rate	$241,601	$213,527

Fair value resulting from:
10 percent increase in default rate	$234,582	$207,594
20 percent increase in default rate	$232,335	$205,528
Fair value resulting from:
10 percent decrease in default rate	$239,119	$211,755
20 percent decrease in default rate	$241,408	$213,851

Key economic assumptions are used to compute the fair value of Notes. The sensitivity of the fair value to immediate changes in assumptions at June 30, 2021 and December 31, 2020 for Notes funded through the Note Channel are presented in the following table (in thousands, except percentages).

Notes	June 30, 2021	December 31, 2020
Fair value, using the following assumptions:	$236,041	$208,379
Weighted-average discount rate	6.74%	8.93%
Weighted-average default rate	11.20%	12.26%

Fair value resulting from:
100 basis point increase in discount rate	$233,756	$206,528
200 basis point increase in discount rate	$231,528	$204,720
Fair value resulting from:
100 basis point decrease in discount rate	$238,385	$210,274
200 basis point decrease in discount rate	$240,789	$212,217

Fair value resulting from:
10 percent increase in default rate	$233,774	$206,304
20 percent increase in default rate	$231,521	$204,238
Fair value resulting from:
10 percent decrease in default rate	$238,322	$210,463
20 percent decrease in default rate	$240,617	$212,558

Key economic assumptions are used to compute the fair value of Servicing Assets. The sensitivity of the current fair value to immediate changes in assumptions at June 30, 2021 and December 31, 2020 for Servicing Assets are presented in the following table (in thousands, except percentages).

Servicing Assets	June 30, 2021	December 31, 2020
Fair value, using the following assumptions:	$10,389	$11,088
Weighted-average market servicing rate	0.628%	0.631%
Weighted-average prepayment rate	19.77%	19.84%
Weighted-average default rate	12.99%	12.78%

Fair value resulting from:
Market servicing rate increase of 0.025%	$9,762	$10,424
Market servicing rate decrease of 0.025%	$11,015	$11,752

Fair value resulting from:
Applying a 1.1 multiplier to prepayment rate	$10,185	$10,874
Applying a 0.9 multiplier to prepayment rate	$10,595	$11,304

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$10,241	$10,936
Applying a 0.9 multiplier to default rate	$10,537	$11,239

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
8. Commitments and Contingencies
Operating Commitments
Prosper has entered into an agreement with WebBank, under which all Borrower Loans originated through teh marketplace are made by WebBank under its bank charter. On June 25, 2021, PMI, along with PFL, and WebBank entered into: (i) a Fifth Amendment (the “Sale Agreement Amendment”) to the Asset Sale Agreement, dated July 1, 2016, between PFL and WebBank (the “Sale Agreement”); (ii) a Sixth Amendment (the “Marketing Agreement Amendment”) to the Marketing Agreement, dated July 1, 2016, between PMI and WebBank (the “Marketing Agreement”); and (iii) a Third Amendment (the “Purchase Agreement Amendment”) to the Stand By Purchase Agreement, dated July 1, 2016, between PMI and WebBank (the “Purchase Agreement” and, collectively with the Sale Agreement and the Marketing Agreement, the “Origination and Sale Agreements”). The Sale Agreement Amendment, the Marketing Agreement Amendment, and the Purchase Agreement Amendment, collectively, are hereinafter referred to as the “Amendments.”
The Sale Agreement Amendment, among other things, extends the term of the Sale Agreement to February 1, 2025 and amends certain collateral requirements under the Sale Agreement. The Marketing Agreement Amendment, among other things, extends the term of the Marketing Agreement to February 1, 2025 and sets forth the amended terms and conditions of certain fees owed by the Registrants to WebBank under the Marketing Agreement. The Purchase Agreement Amendment amends certain collateral requirements of Prosper under the Purchase Agreement.
Pursuant to the Marketing Agreement Amendment, the marketing fee that Prosper receives in connection with the origination of each loan is partially reduced by an amount (the “Designated Amount”) calculated as a percentage of the principal amount of such loan based on the aggregate principal amount of loans originated for the applicable month. To the extent the aggregate Designated Amount for all loans originated during any month is less than $143,500 through February 1, 2022, and $100,000 thereafter through February 1, 2025, Prosper is required to pay WebBank an amount equal to such deficiency. Accordingly, the minimum fee for the remaining six months of 2021 is $0.9 million. The minimum fee is then $1.2 million for each year from 2022 through 2024, and $0.1 million in 2025.

Additionally, under the agreement with WebBank, Prosper is required to maintain minimum net liquidity of $15 million at all times during the term of the agreement. Net liquidity is defined as the sum of Cash, Cash Equivalents and Available for Sale Investments. Violation of this covenant can result in termination of the contract with WebBank. As of June 30, 2021, the Company was in compliance with the covenant.
Loan Purchase Commitments
Under the terms of PFL’s agreement with WebBank, PFL is committed to purchase $19.7 million of Borrower Loans that WebBank originated during the last two business days of the quarter ended June 30, 2021. PFL will purchase these Borrower Loans within the first three business days of the quarter ending September 30, 2021.
Repurchase Obligation
Under the terms of the loan purchase agreements between PFL and investors that participate in the Whole Loan Channel, PFL may, in certain circumstances, become obligated to repurchase a Borrower Loan from an investor. Generally, these circumstances include the occurrence of verifiable identity theft, the failure to properly follow loan listing or bidding protocols, or a violation of the applicable federal, state, or local lending laws. The fair value of the indemnification and repurchase obligation is estimated based on historical experience. PFL recognizes a liability for the repurchase and indemnification obligation when the Borrower Loans are issued. Indemnified or repurchased Borrower Loans associated with violations of federal, state, or local lending laws or verifiable identity theft are written off at the time of repurchase or at the time an indemnification payment is made. The maximum potential amount of future payments associated under this obligation is the outstanding balances of the Borrower Loans issued through the Whole Loan Channel, which as of June 30, 2021 is $2.6 billion. PFL has accrued $0.3 million and $0.2 million as of June 30, 2021 and December 31, 2020, respectively, in regard to this obligation.
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

PFL’s executive officers and directors who are not executive officers participate in its marketplace by placing bids and purchasing Notes. The aggregate amount of the Notes purchased and the income earned by parties deemed to be related parties of PFL for the six months ended June 30, 2021 and 2020 are summarized below (in thousands):

	Aggregate Amount of Notes Purchased		Interest Earned on Notes
	Three Months Ended June 30,		Three Months Ended June 30,
Related Party	2021	2020	2021	2020
Executive officers and management	$9	$6	$2	$1
Directors (excluding executive officers and management)	—	—	—	—
Total	$9	$6	$2	$1

	Aggregate Amount of Notes Purchased		Interest Earned on Notes
	Six Months Ended June 30,		Six Months Ended June 30,
Related Party	2021	2020	2021	2020
Executive officers and management	$17	$12	$3	$3
Directors (excluding executive officers and management)	—	—	—	—
Total	$17	$12	$3	$3

The balance of Notes held by officers and directors who are not executive officers are as follows (in thousands):

	Notes Balance as of
Related Party	June 30, 2021	December 31, 2020
Executive officers and management	$43	$41
Directors (excluding executive officers and management)	—	—
Total	$43	$41

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
During the year ended December 31, 2020, our marketplace facilitated $1.5 billion in Borrower Loan originations, of which $1.4 billion were funded through our Whole Loan Channel, representing 91% of the total Borrower Loans originated through our marketplace during this period. From inception through June 30, 2021, our marketplace facilitated $19.1 billion in Borrower Loan originations, of which $17.1 billion were funded through our Whole Loan Channel, representing 90% of the total Borrower Loans originated through our marketplace during this period. For the three months ended June 30, 2021, our marketplace facilitated $450.1 million in Borrower Loan originations, an increase of 80% from the same period in 2020. The percentage of loans funded through the Whole Loan Channel for the three months ended June 30, 2021 was 87%.
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
Prosper is also actively tracking the impact of COVID-19 on our communities, and offering assistance to qualified borrowers who are facing financial hardship as a result of the COVID-19 pandemic. These relief options include, among other things, the ability to delay up to four monthly loan payments, the ability to reduce minimum monthly payments for up to 12 months and extend the term of the loan by up to 11 months, and waived late and non-sufficient funds fees. Since COVID-19 relief was first offered in March 2020 and through June 30, 2021, approximately 11% of our outstanding loan balances on a cumulative basis have enrolled in at least one of these COVID-19 relief programs. Approximately 2% of our outstanding loan balances are actively enrolled in at least one relief program as of June 30, 2021. Overall requests for COVID-19 relief are declining; however, enrollment may continue as long as the pandemic continues to trigger financial hardship for borrowers.
Key Operating and Financial Metrics (in thousands)
The following table displays our key operating and financial metrics for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Loan Originations	$450,120	$250,638	$908,671	$700,017
Transaction Fees, Net	20,941	11,401	41,771	31,814
Whole Loans Outstanding (1)	2,602,847	3,110,157	2,602,847	3,110,157
Servicing Fees, Net	3,553	4,660	6,967	10,717
Total Net Revenue	34,734	26,257	67,850	29,502
Core Revenue (2)	34,734	26,257	67,850	29,502
Net (Loss) Income	(5,805)	17,641	(50,694)	38,771
Adjusted EBITDA (2)	2,564	770	4,690	(31,172)
(1) Balance as of June 30.
(2) Core Revenue and Adjusted EBITDA are non-GAAP Financial measures. For more information regarding these measures and a reconciliation of these measures to the most comparable US GAAP measure, see “Non-GAAP Financial Measures.”
Loan Originations
From inception through June 30, 2021, a total of 1,493,228 Borrower Loans totaling $19.1 billion were originated through Prosper’s marketplace.
For the three months ended June 30, 2021, 42,006 Borrower Loans totaling $450.1 million were originated through Prosper’s marketplace, compared to 19,092 Borrower Loans totaling $250.6 million during the three months ended June 30, 2020. This represents an increase of 120% in terms of the number of loans and an increase of 80% in the dollar amount of loans. The originations increase for the quarter ended June 30, 2021 versus the quarter ended June 30, 2020 was due primarily to increased investor demand, and is reflective of the general economic recovery since the start of the COVID-19 pandemic.
Loan origination volume by Prosper Rating was as follows for the periods presented (in millions, except percentage):

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
	Amount	%	Amount	%	Amount	%	Amount	%
AA	$61.9	14%	$52.7	21%	$139.9	15%	$111.2	16%
A	97.9	22%	94.2	38%	199.6	22%	198.8	28%
B	66.9	15%	65.6	26%	131.8	15%	175.4	25%
C	48.9	11%	21.6	9%	90.5	10%	129.1	18%
D	16.1	3%	5.0	2%	27.8	3%	40.0	6%
E	4.1	1%	1.0	—%	6.2	1%	11.7	2%
HR	0.3	—%	0.2	—%	0.6	—%	1.8	—%
Other (1)	154.0	34%	10.3	4%	312.2	34%	32.1	5%
Total	$450.1		$250.6		$908.6		$700.1
(1) Represents loans originated through the Prosper platform via the Whole Loan Channel but not assigned Prosper Ratings. These loans are sold only to institutional investors and based on specific underwriting criteria and custom risk models developed by these investors.

For the three and six months ended June 30, 2021 and June 30, 2020, the mix of originations on the Prosper platform was generally reflective of tighter underwriting standards implemented in March 2020, as the Company sought to reduce borrower defaults across its platform in response to COVID-19. There has also been a significant increase in the number and dollar amount of loans not assigned Prosper ratings as the Company continues to sell higher risk loans through the Whole Loan Channel to institutional investors that rely on their own custom risk models to underwrite these loans.
Results of Operations
Overview
The following tables summarize Prosper’s net (loss) income for the three and six months ended June 30, 2021 and 2020 (in thousands, except percentages):

	Three Months Ended June 30,
	2021	2020	Change	% Change
Total Net Revenues	$34,734	$26,257	$8,477	32%
Total Expenses	40,518	8,582	31,936	n/m
Net (Loss) Income Before Taxes	(5,784)	17,675	(23,459)	(133)%
Income Tax Expense	(21)	(34)	13	(38)%
Net (Loss) Income	$(5,805)	$17,641	$(23,472)	(133)%

	Six Months Ended June 30,
	2021	2020	Change	% Change
Total Net Revenues	$67,850	$29,502	$38,348	130%
Total Expenses	118,502	(9,337)	127,839	n/m
Net (Loss) Income Before Taxes	(50,652)	38,839	(89,491)	(230)%
Income Tax Expense	(42)	(68)	26	(38)%
Net (Loss) Income	$(50,694)	$38,771	$(89,465)	(231)%
n/m: not meaningful
Total net revenues for the three months ended June 30, 2021 increased $8.5 million as compared to the same period in 2020. The increase was primarily attributable to a $9.5 million increase in Transaction Fees, Net, due to the increase in originations during this time, which was in turn driven by reduced investor demand in the prior year due to the COVID-19 pandemic. There was also a $2.2 million increase from Change in Fair Value of Financial Instruments, Net, from a $2.4 million loss in the three months ended June 30, 2020 to a $0.2 million loss in the three months ended June 30, 2021. The larger loss in the prior year was largely due to the economic impact of the COVID-19 pandemic, which negatively impacted the fair value of our Borrower Loans and Loans Held for Sale. These increases were partially offset by a $3.3 million decrease in Total Interest Income (Expense), Net, due primarily to the lower outstanding principal balances on securitized Borrower Loans.

Total expenses for the three months ended June 30, 2021 increased $31.9 million as compared to the same period in 2020, primarily due to a $5.7 million loss from Change in Fair Value of Convertible Preferred Stock Warrants, which compared to a $19.5 million gain for the three months ended June 30, 2020. The loss in 2021 was driven by an increase in the fair value of the underlying Convertible Preferred Stock, which decreased in 2020. Additionally, Origination and Servicing, Sales and Marketing and General and Administrative expenses increased a combined $6.8 million from the prior year, primarily due to increased costs supporting higher originations in 2021 and various cost reductions achieved in 2020 in response to the COVID-19 pandemic, including lower compensation and professional services costs. Accordingly, the net loss for the three months ended June 30, 2021 increased $23.5 million when compared to the net income generated for the three months ended June 30, 2020.
Total net revenues for the six months ended June 30, 2021 increased $38.3 million, or 130%, as compared to the same period in 2020. The increase was primarily attributable to the Change in Fair Value of Financial Instruments, Net, which was a $2.4 million loss for the six months ended June 30, 2021, as compared to a $39.3 million loss for the three months ended June 30, 2020, a $36.9 million change. The loss in the prior year was largely due to the economic impact of the COVID-19 pandemic, which negatively impacted the fair value of our Borrower Loans and Loans Held for Sale. Additionally, there was a $10.0 million increase in Transaction Fees, Net, due to the increase in originations during this time. These increases were partially offset by a $5.3 million decrease in Total Interest Income (Expense), Net, due primarily to lower outstanding principal balances on securitized Borrower Loans, and a $3.8 million decrease in Servicing Fees, Net, as the servicing book of whole loans declined.
Total expenses for the six months ended June 30, 2021 increased $127.8 million as compared to the same period in 2020, primarily due to a $50.1 million loss from the Change in Fair Value of Convertible Preferred Stock Warrants, which compared to a $75.0 million gain for the six months ended June 30, 2020. The loss in 2021 was driven by an increase in the fair value of the underlying Convertible Preferred Stock, which decreased in 2020. Additionally, General and Administrative expenses increased $2.1 million from the prior year, primarily due to increased compensation expense, and Origination and Servicing expenses increased $1.2 million, primarily by driven by higher servicing costs due to the increase in originations. Accordingly, the net loss for the six months ended June 30, 2021 increased $89.5 million when compared to the net income generated for the six months ended June 30, 2020.

Revenues
The following tables summarize our revenues for the three and six months ended June 30, 2021 and June 30, 2020 (in thousands, except percentages):

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
Operating Revenues:
Transaction Fees, Net	$20,941	$11,401	$9,540	84%
Servicing Fees, Net	3,553	4,660	(1,107)	(24)%
Gain on Sale of Borrower Loans	1,366	617	749	121%
Other Revenues	938	566	372	66%
Total Operating Revenues	26,798	17,244	9,554	55%

Interest Income (Expenses):
Interest Income on Borrower Loans and Loans Held for Sale	21,048	26,645	(5,597)	(21)%
Interest Expense on Financial Instruments	(12,953)	(15,270)	2,317	(15)%
Total Interest Income (Expense), Net	8,095	11,375	(3,280)	(29)%
Change in Fair Value of Financial Instruments, Net	(159)	(2,362)	2,203	(93)%
Total Net Revenues	$34,734	$26,257	$8,477	32%

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
Operating Revenues:
Transaction Fees, Net	$41,771	$31,814	$9,957	31%
Servicing Fees, Net	6,967	10,717	(3,750)	(35)%
Gain on Sale of Borrower Loans	2,989	2,361	628	27%
Other Revenues	1,465	1,578	(113)	(7)%
Total Operating Revenues	53,192	46,470	6,722	14%

Interest Income (Expenses):
Interest Income on Borrower Loans and Loans Held for Sale	42,946	54,289	(11,343)	(21)%
Interest Expense on Financial Instruments	(25,878)	(31,953)	6,075	(19)%
Total Interest Income (Expense), Net	17,068	22,336	(5,268)	(24)%
Change in Fair Value of Financial Instruments, Net	(2,410)	(39,304)	36,894	(94)%
Total Net Revenues	$67,850	$29,502	$38,348	130%
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
Transaction fees increased $9.5 million, or 84%, for the three months ended June 30, 2021, as compared to the corresponding period in 2020. This increase was consistent with the higher origination volume discussed above.
Transaction fees increased $10.0 million, or 31%, for the six months ended June 30, 2021, as compared to the corresponding period in 2020. This increase was consistent with the higher origination volume discussed above.

Servicing Fees, Net
Investors who purchase Borrower Loans from Prosper through the Whole Loan Channel typically pay us a servicing fee which is generally set at 1.075% per annum of the outstanding principal balance of the Borrower Loan prior to applying the current payment. The servicing fee compensates us for the costs incurred in servicing the Borrower Loan, including managing payments from borrowers, payments to investors and maintaining investors’ account portfolios. We record Servicing Fees from investors as a component of operating revenue when received. The decreases in Servicing Fees for both the three and six months ended June 30, 2021, as compared to the corresponding periods in 2020, were primarily due to a lower average principal balance of whole loans serviced, which was in turn due primarily to (a) the reduced originations in the prior year as a result of the COVID-19 pandemic, and (b) an increase in the principal balance of loans held in consolidated warehouse trusts. Additionally, net collections fees income decreased approximately $0.5 million and $2.0 million for the three and six months ended June 30, 2021, as the Company has increased its usage of collection agencies since the start of the COVID-19 pandemic without a corresponding increase in collection fees.
Gain on Sale of Borrower Loans
Gain on Sale of Borrower Loans consists of net gains on Borrower Loans sold through the Whole Loan Channel. The increases in Servicing Fees for both the three and six months ended June 30, 2021, as compared to the corresponding periods in 2020, were primarily due to increases in the volume of whole loans sold due to higher originations, as discussed above.
Other Revenues
Other Revenues consist primarily of credit referral and incentive fees. Credit referral fees are earned from partner companies for the referral of customers on our platform, while incentive fees are earned from partner companies through our incentive programs. The $0.4 million, or 66%, increase in Other Revenues for the three months ended June 30, 2021, as compared to the corresponding period in 2020, was due primarily to increased application volume referred to our credit referral partners, and additional incentive fees earned for this period.
The change in Other Revenues for the six months ended June 30, 2021, as compared to the corresponding period in 2020, was not significant.
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
The decrease of $3.3 million, or 29%, in Total Interest Income (Expense), Net for the three months ended June 30, 2021, as compared to the corresponding period in 2020 was primarily due to lower outstanding principal balances on securitized Borrower Loans, as there have been no new securitizations since 2019. Net interest income from the securitizations decreased approximately $4.1 million as compared to the prior year. This was partially offset by a $0.6 million increase in net interest income from Loans Held for Sale, as we increased the usage of our Warehouse Lines and the principal balance on those loans increased. Additionally, there was a $0.3 million increase in net interest income due to a decrease in the amortization of warehouse line and securitization setup costs due to the timing of when these costs were incurred in 2019.
The decrease of $5.3 million, or 24%, in Total Interest Income (Expense), Net for the six months ended June 30, 2021, as compared to the corresponding period in 2020 was also primarily due to lower outstanding principal balances on securitized Borrower Loans. Net interest income from securitizations decreased approximately $9.1 million as compared to the prior year. This was partially offset by a $3.4 million increase in net interest income from Loans Held for Sale, as we increased the usage of our Warehouse Lines and the principal balance on those loans increased. Additionally, there was a $0.7 million increase in net interest income due to a decrease in the amortization of warehouse line and securitization setup costs due to the timing of when these costs were incurred in 2019.
Change in Fair Value of Financial Instruments, Net
We record Borrower Loans, Loans Held for Sale, Notes, and Certificates Issued by Securitization Trust at fair value. Changes in the fair value of Borrower Loans funded through the Note Channel are largely offset by the changes in fair value of the Notes due to their borrower payment-dependent structure. Our obligation to pay principal and interest on Notes is equal to the loan payments, if any, that are received on the corresponding Borrower Loan, net of the servicing fee, which is generally 1.0% of the outstanding balance.

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

	Six Months Ended June 30,
	2021	2020
Loans Held for Sale(1):
AA	22%	13%
A	34%	33%
B	30%	38%
C	12%	12%
D	2%	3%
E	—%	1%
HR	—%	—%
Total	100%	100%

Borrower Loans - Securitizations(2):
AA	4%	7%
A	17%	19%
B	24%	24%
C	36%	33%
D	15%	13%
E	3%	3%
HR	1%	1%
Total	100%	100%
(1) The percentages are calculated using the weighted average of month-end principal balances of Loans Held for Sale by Prosper Rating.
(2) The percentages are calculated using the weighted-average of month-end principal balances of Borrower Loans by Prosper Rating.

Fair values of Borrower Loans, Loans Held for Sale, Notes and Certificates Issued by Securitization Trust are estimated using discounted cash flow methodologies based upon a set of valuation assumptions. The key assumptions used include default rates and prepayment rates derived primarily from historical performance, and discount rates based on estimates of the rates of return that investors would require when investing in other financial instruments with similar characteristics. For the three months ended June 30, 2021 and June 30, 2020, the Change in Fair Value of Financial Instruments, Net was a loss of $0.2 million and $2.4 million, respectively. For the six months ended June 30, 2021 and June 30, 2020, the Change in Fair Value of Financial Instruments, Net was a loss of $2.4 million and $39.3 million, respectively. The decrease in the loss for the three and six months ended June 30, 2021 was largely due to improvements in the economic landscape since the start of the COVID-19 pandemic in the prior year, which negatively impacted the fair value of the financial instruments due to changes in valuation assumptions, including increased discount and default rates. There has also been a decrease in charge-offs due to government stimulus, COVID-19 payment relief programs and tighter underwriting standards implemented by Prosper starting in March 2020.
For Loans Held for Sale, the gain from changes in fair value was $0.4 million for the three months ended June 30, 2021, which is reflective of the high credit quality of these loans. For the six months ended June 30, 2021, the loss from changes in fair value for Loans Held for Sale was $0.3 million, a decrease of $13.5 million from the prior year. This decrease is attributable in part to a decrease in charge-offs of $0.4 million, but was primarily reflective of decreases in the estimated future default rates and observable market discount rates.

For Borrower Loans, the gain from changes in fair value was $1.0 million for the three months ended June 30, 2021, which compared to a loss from changes in fair value of $5.0 million for the corresponding period in the prior year. This change was attributable to a decrease in net charge-offs of $10.0 million, partially offset by a decrease in fair value adjustments of $3.9 million during this period. These changes are reflective of the continued seasoning of the securitized Borrower Loans, as well as the fair value recovery of Borrower Loans in the second quarter of 2020 following the large negative fair value adjustments incurred in the first quarter of 2020. For the six months ended June 30, 2021, the gain from changes in the fair value of Borrower Loans was $2.0 million, as compared to a $58.2 million loss for the corresponding period in the prior year. This change consisted primarily of a $39.0 million increase in fair value adjustments, driven by more favorable fair value assumptions and borrower payments on previously discounted loans, as well as decreased net charge-offs of $21.2 million, due to the continued seasoning of securitized Borrower Loans.
The fair value adjustment gains related to securitized Borrower Loans also contributed to the $1.0 million and $3.3 million losses from the change in fair value associated with Certificates Issued by Securitization Trust for the three and six months ended June 30, 2021 and 2020, respectively. Finally, the losses on changes in fair value from Notes of $0.5 million and $0.7 million for the three and six months ended June 30, 2021, respectively, were generally consistent with positive fair value adjustments and reduced charge-offs related to loans funded through the Note Channel.
The following table details the changes in our fair value of our financial instruments for the three and six months ended June 30, 2021 and 2020, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Assets:
Borrower Loans	$1,017	$(5,036)	$1,965	$(58,232)
Loans Held for Sale	357	426	(285)	(13,826)

Liabilities:
Notes	(491)	3,848	(720)	22,377
Certificates Issued by Securitization Trust	(1,016)	(1,600)	(3,343)	10,381
Total	$(133)	$(2,362)	$(2,383)	$(39,300)
Expenses
The following tables summarize Prosper’s expenses for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,
	2021	2020	Change	% Change
Expenses
Origination and Servicing	$8,681	$7,365	$1,316	18%
Sales and Marketing	7,904	5,022	2,882	57%
General and Administrative - Research and Development	4,532	3,652	880	24%
General and Administrative - Other	13,797	12,068	1,729	14%
Change in Fair Value of Convertible Preferred Stock Warrants	5,686	(19,549)	25,235	(129)%
Impairment Expense	—	228	(228)	(100)%
Other Income, Net	(82)	(204)	122	(60)%
Total Expenses	$40,518	$8,582	$31,936	372%

	Six Months Ended June 30,
	2021	2020	Change	% Change
Expenses
Origination and Servicing	$17,055	$15,811	$1,244	8%
Sales and Marketing	15,626	16,264	(638)	(4)%
General and Administrative - Research and Development	8,780	8,175	605	7%
General and Administrative - Other	27,193	25,707	1,486	6%
Change in Fair Value of Convertible Preferred Stock Warrants	50,117	(74,998)	125,115	(167)%
Impairment Expense	—	228	(228)	(100)%
Other Income, Net	(269)	(524)	255	(49)%
Total Expenses	$118,502	$(9,337)	$127,839	(1,369)%

The following table reflects full-time employees as of June 30, 2021 and 2020 by functional area:

	June 30, 2021	June 30, 2020
Origination and Servicing	133	145
Sales and Marketing	16	16
General and Administrative - Research and Development	106	95
General and Administrative - Other	132	130
Total Headcount	387	386
Origination and Servicing
Origination and Servicing costs consist primarily of salaries, benefits and stock-based compensation expense related to our capital markets, collections, customer support and payment processing employees and vendor costs associated with facilitating and servicing loans. The increase for the three months ended June 30, 2021 of $1.3 million, or 18%, as compared to the corresponding period in the prior year, was primarily due to a $0.9 million combined increase in internal and outsourced loan servicing costs, consistent with the increase in originations discussed above. Additionally, internal-use software amortization increased $0.3 million year-over-year due to the deployment of various marketplace features over the past year.
The increase in Origination and Servicing for the six months ended June 30, 2021 of $1.2 million, or 8%, as compared to the corresponding period in the prior year, was primarily due to a $0.6 million increase in internal loan servicing costs, consistent with the increase in originations discussed above. Additionally, internal-use software amortization increased $0.6 million year-over-year due to the deployment of various marketplace features over the past year.
Sales and Marketing
Sales and Marketing costs consist primarily of affiliate marketing, search engine marketing, online and offline campaigns, email marketing, public relations and direct mail marketing, as well as compensation expenses such as wages, benefits and stock based compensation for the employees who support these activities. For the three months ended June 30, 2021, the increase of $2.9 million was due primarily to a $2.4 million increase in marketing partnership costs, as well as a $0.2 million increase in direct mail costs. Additionally, compensation expense increased $0.2 million, due primarily to amounts accrued under our long-term incentive plan, which was implemented in November 2020.
For the six months ended June 30, 2021, the decrease in Sales and Marketing of $0.6 million was due primarily to an overall decrease in marketing and advertising as part of our efforts to optimize our marketing programs to improve efficiencies. This included a $2.1 million decrease in direct mail costs and a $0.8 million decrease in digital advertising, partially offset by a $2.2 million increase in marketing partnership costs.
General and Administrative - Research and Development
General and Administrative – Research and Development costs consist primarily of salaries, benefits and stock-based compensation expense related to our engineering and product development employees, as well as related vendor costs. The increase in General and Administrative – Research and Development for the three months ended June 30, 2021 of $0.9 million was due primarily to a $0.5 million increase in compensation expense, driven primarily by the elimination of temporary salary and benefits reductions implemented in the second quarter of 2020 in response to the COVID-19 pandemic. There was also a

$0.1 million increase from outsourced services, and a $0.1 million increase from executive search costs. We capitalized internal-use software and website development costs in the amount of $2.5 million and $2.1 million for the three months ended June 30, 2021 and 2020, respectively.
For the six months ended June 30, 2021, the increase in General and Administrative - Research and Development of $0.6 million was due primarily to a $0.2 million increase in software licenses and subscription costs, a $0.1 million increase in outsourced services and a $0.1 million increase in compensation expense, as we continue to invest in our marketplace technology. We also incurred $0.2 million in executive search costs. We capitalized internal-use software and website development costs in the amount of $4.5 million and $4.8 million for the six months ended June 30, 2021 and 2020, respectively.
General and Administrative - Other
General and Administrative – Other expenses consist primarily of salaries, benefits and stock-based compensation expense related to our accounting and finance, risk, legal, human resources and facilities employees, professional fees related to legal and accounting and facilities expenses. The increase in General and Administrative - Other for the three months ended June 30, 2021 of $1.7 million was due primarily to a $1.5 million increase in compensation expense, driven primarily by increased headcount and amounts accrued under our long-term incentive plan, which was implemented in November 2020.
The increase in General and Administrative - Other for the six months ended June 30, 2021 of $1.5 million was due primarily to a $1.7 million increase in compensation expense, driven by increased headcount and amounts accrued under our long-term incentive plan, which was implemented in November 2020. There was also a $0.2 million increase in professional services, as we negotiated new agreements in the six months ended June 30, 2021, including the WebBank extension signed in June 2021. These increases were partially offset by a $0.5 million decrease in facilities and data center costs.
Change in Fair Value of Convertible Preferred Stock Warrants
Change in Fair Value of Convertible Preferred Stock Warrants was a loss of $5.7 million and a loss of $50.1 million for the three and six months ended June 30, 2021, respectively, due to an increase in the fair value of the underlying Convertible Preferred Stock for the those periods. Change in Fair Value of Convertible Preferred Stock Warrants was a gain of $19.5 million and a gain of $75.0 million for the three and six months ended June 30, 2020, respectively, due to a decrease in the fair value of the underlying Convertible Preferred Stock for those periods.
Impairment Expense
We recorded a $0.2 million impairment charge for the three months ended June 30, 2020 related to our operating lease right-of-use assets. This impairment was triggered by the non-renewal of certain sublease agreements for a portion of our office space. No impairment was recorded in 2021.
Other Income, Net
Other Income, Net was $0.1 million for the three months ended June 30, 2021 and primarily consists of sublease income, interest income on cash and cash equivalents and other miscellaneous items. The decrease in Other Income, Net for the three months ended June 30, 2021, as compared to the corresponding period in 2020, of $0.1 million was primarily due to a decrease in sublease income of $0.1 million during that period.
Other Income, Net was $0.3 million for the six months ended June 30, 2021 and primarily consists of sublease income, interest income on cash and cash equivalents and other miscellaneous items. The decrease in Other Income, Net for the six months ended June 30, 2021, as compared to the corresponding period in 2020, of $0.3 million was primarily due to a decrease in interest income of $0.2 million, as interest rates declined throughout 2020 and into the first quarter of 2021, and a decrease in sublease income of $0.2 million. These decreases were partially offset by a $0.1 million gain recognized as part of the dissolution of our Billguard Ltd. entity in January 2021.
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
Because of these limitations, you should consider Core Revenue alongside other financial performance measures, including Total Net Revenue and our financial results presented in accordance with U.S. GAAP. The following table presents a reconciliation of Total Net Revenue to Core Revenue for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Total Net Revenues	$34,734	$26,257	$67,850	$29,502
Less: Fair Value of Warrants Vested on Sale of Borrower Loans	—	—	—	—
Core Revenue	$34,734	$26,257	$67,850	$29,502
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
The following table presents a reconciliation of Net (Loss) Income to Adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net (Loss) Income	$(5,805)	$17,641	$(50,694)	$38,771
Depreciation expense:
Servicing and Origination	1,731	1,413	3,356	2,782
General and Administration - Other	622	567	1,200	1,149
Amortization of Intangibles	43	55	86	110
Impairment of Operating Lease Right-of-Use Assets	—	228	—	228
Stock-Based Compensation	268	392	587	897
Change in the Fair Value of Warrants	5,686	(19,549)	50,117	(74,998)
Interest Income on Cash and Cash Equivalents	(2)	(11)	(4)	(179)
Income Tax Expense	21	34	42	68
Adjusted EBITDA	$2,564	$770	$4,690	$(31,172)

Expenses on the condensed consolidated statements of operations include the following amounts of stock-based compensation expense for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Origination and Servicing	$30	$34	$62	$72
Sales and Marketing	16	15	32	26
General and Administrative	222	343	493	799
Total Stock-Based Compensation Expense	$268	$392	$587	$897

LIQUIDITY AND CAPITAL RESOURCES
We anticipate that our available funds, Warehouse Lines, and cash flow from operations will be sufficient to meet our operational cash needs for at least the next 12 months.
The following table summarizes our cash flow activities for the three months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,
	2021	2020
Net (Loss) Income	$(5,805)	$17,641

Net Cash Provided by (Used in) Operating Activities	50,724	(31,936)
Net Cash Provided by Investing Activities	1,946	43,047
Net Cash Used in Financing Activities	(12,545)	(15,551)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	40,125	(4,440)
Cash, cash equivalents and restricted cash at the beginning of the period	221,270	194,333
Cash, cash equivalents and restricted cash at the end of the period	$261,395	$189,893
Cash, Cash Equivalents and Restricted Cash increased by $40.1 million for the three months ended June 30, 2021, based on the following components:
Operating Activities: $50.7 million in cash was provided by operating activities, driven by (a) $47.1 million in cash from working capital, primarily due to the timing of payments to investors and third-party vendors, (b) $4.7 million in net loss, net of non-cash items, offset by (c) $1.0 million in net purchases of Loans Held for Sale.
Investing Activities: $1.9 million in cash was provided by investing activities due to (a) $63.0 million from sales and principal payments of Borrower Loans, offset by (b) $58.7 million in purchases of Borrower Loans and (c) $2.4 million in purchases of property and equipment, primarily consisting of internal-use software.
Financing Activities: $12.5 million in cash was used in financing activities, due primarily to (a) $35.4 million in payments on Notes and Certificates Issued by Securitization Trusts, offset by (b) $17.1 million in proceeds, net of payments, from Notes, at Fair Value and (c) $6.2 million in proceeds from the Warehouse Lines. We also incurred $0.5 million in debt issuance costs related to the extension of the PWIT Warehouse Line in May 2021 (Note 10).
Cash, Cash Equivalents and Restricted Cash decreased $4.4 million for the three months ended June 30, 2020 based on the following components:
Operating Activities: $31.9 million in cash was used in operating activities, driven by (a) $46.4 million in net purchases of Loans Held for Sale, offset by (b) $9.7 million cash from working capital, primarily due to the timing of payments to investors and third-party vendors and (c) $4.8 million in net loss, net of non-cash items.
Investing Activities: $43.0 million in cash was provided by investing activities, due to (a) $69.3 million in principal payments on Borrower Loans, offset by (b) $24.4 million in purchases of Borrower Loans and (c) $1.9 million in purchases of property and equipment, primarily consisting of internal-use software.
Financing Activities: $15.6 million in cash was used in financing activities, due primarily to (a) $56.5 million in payments on Notes and Certificates Issued by Securitization Trusts and (b) $12.1 million in payments, net of proceeds, on Notes, at Fair Value, offset by (c) $44.6 million in proceeds, net of payments, from the Warehouse Lines and (d) $8.4 million in proceeds from a PPP loan.
The following table summarizes our cash flow activities for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,
	2021	2020
Net (Loss) Income	$(50,694)	$38,771

Net Cash Provided by (Used in) Operating Activities	103,264	(50,212)
Net Cash Provided by Investing Activities	15,097	79,312
Net Cash Used in Financing Activities	(70,834)	(59,615)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	47,527	(30,515)
Cash, cash equivalents and restricted cash at the beginning of the period	213,868	220,408
Cash, cash equivalents and restricted cash at the end of the period	$261,395	$189,893

Cash, Cash Equivalents and Restricted Cash increased by $47.5 million for the six months ended June 30, 2021, based on the following components:
Operating Activities: $103.3 million in cash was provided by operating activities, driven by (a) $43.6 million in net proceeds from Loans Held for Sale, (b) $48.9 million in cash provided by working capital, primarily due to the timing of payments to investors and third-party vendors, and (c) $10.8 million in net loss, net of non-cash items.
Investing Activities: $15.1 million in cash was provided by investing activities due to (a) $128.2 million from principal payments on Borrower Loans, offset by (b) $107.6 million in purchases of Borrower Loans and (c) $5.5 million in purchases of property and equipment, primarily consisting of internal-use software.
Financing Activities: $70.8 million in cash was used in financing activities, due primarily to (a) $73.3 million in payments on Notes and Certificates Issued by Securitization Trusts, and (b) $23.0 million in net payments on Warehouse Lines, offset by (c) $27.2 million in proceeds, net of payments, from Notes, at Fair Value. We also incurred $1.7 million in debt issuance costs related to the extension of the PWIIT Warehouse Line in March 2021 and the PWIT Warehouse Line in May 2021 (Note 10).
Cash, Cash Equivalents and Restricted Cash decreased $30.5 million for the six months ended June 30, 2020 based on the following components:
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
Off-Balance Sheet Arrangements
As a result of retaining servicing rights on the sale of Borrower Loans, we are an interest holder in certain special purpose entities that purchase these Borrower Loans. None of these special purpose entities are consolidated as we are not the primary beneficiary. Other than these special purpose entities, as of June 30, 2021, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements or other purposes.
CRITICAL ACCOUNTING POLICIES

Certain of Prosper's accounting policies that involve a higher degree of judgment and complexity are discussed in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in Prosper’s Annual Report on Form 10-K for the year ended December 31, 2020. There have been no significant changes to these critical accounting estimates during the first six months of 2021.

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
Prosper is also actively tracking the impact of COVID-19 on our communities, and offering assistance to qualified borrowers who are facing financial hardship as a result of the COVID-19 pandemic. These relief options include, among other things, the ability to delay up to four monthly loan payments, the ability to reduce minimum monthly payments for up to 12 months and extend the term of the loan by up to 11 months, and waived late and non-sufficient funds fees. Since COVID-19 relief was first offered in March 2020 and through June 30, 2021, approximately 11% of our outstanding loan balances on a cumulative basis have enrolled in at least one of these COVID-19 relief programs. Approximately 2% of our outstanding loan balances are actively enrolled in at least one relief program as of June 30, 2021. Overall requests for COVID-19 relief are declining; however, enrollment may continue as long as the pandemic continues to trigger financial hardship for borrowers.
Results of Operations
Overview
The following tables summarize Prosper Funding’s net (loss) income for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
Total Net Revenues	$15,257	$11,119	$4,138	37%
Total Expenses	14,153	10,744	3,409	32%
Net Income	$1,104	$375	$729	194%

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
Total Net Revenues	$28,022	$26,278	$1,744	7%
Total Expenses	28,122	24,355	3,767	15%
Net Income (Loss)	$(100)	$1,923	$(2,023)	(105)%

Total net revenues for the three months ended June 30, 2021 increased $4.1 million, or 37%, from the three months ended June 30, 2020, primarily due to an increased number of loan listings on the marketplace during the period, which resulted in increased administration fee revenue for the listing-driven portion of such fee. This increase was partially offset by decreased servicing fees, due to a lower outstanding Borrower Loan balance in the servicing portfolio. Total expenses for the three months ended June 30, 2021 increased $3.4 million, or 32%, from the three months ended June 30, 2020, primarily due to an increase in the number of loans funded during the period, which resulted in increased administration fee expense.
Total net revenues for the six months ended June 30, 2021 increased $1.7 million, or 7%, from the six months ended June 30, 2020, primarily due to an increased number of loan listings on the marketplace during the period, which resulted in increased administration fee revenue for the listing-driven portion of such fee. This increase was partially offset by decreased servicing fees, due to a lower outstanding Borrower Loan balance in the servicing portfolio. Total expenses for the six months ended June 30, 2021 increased $3.8 million, or 15%, from the six months ended June 30, 2020, primarily due to an increase in the number of loans funded during the period, which resulted in increased administration fee expense. The increases in loan listings and originations are due to increased investor demand, particularly since the start of COVID-19 pandemic in the first quarter of 2020.
Revenues
The following tables summarizes Prosper Funding’s revenue for the three and six months ended June 30, 2021 and 2020 (in thousands, except percentages):

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
Revenues:
Operating Revenues:
Administration Fee Revenue - Related Party	$8,395	$3,740	$4,655	124%
Servicing Fees, Net	3,928	5,257	(1,329)	(25)%
Gain on Sale of Borrower Loans	1,663	1,182	481	41%
Other Revenues	306	165	141	85%
Total Operating Revenues	14,292	10,344	3,948	38%
Interest Income on Borrower Loans	8,999	9,309	(310)	(3)%
Interest Expense on Notes	(8,418)	(8,728)	310	(4)%
Net Interest Income	581	581	—	—%
Change in Fair Value of Financial Instruments, Net	384	194	190	98%
Total Net Revenue	$15,257	$11,119	$4,138	37%

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
Revenues:
Operating Revenues:
Administration Fee Revenue - Related Party	$15,181	$9,575	$5,606	59%
Servicing Fees, Net	7,529	11,716	(4,187)	(36)%
Gain on Sale of Borrower Loans	3,674	3,182	492	15%
Other Revenues	357	345	12	3%
Total Operating Revenues	26,741	24,818	1,923	8%
Interest Income on Borrower Loans	17,556	19,147	(1,591)	(8)%
Interest Expense on Notes	(16,431)	(17,944)	1,513	(8)%
Net Interest Income	1,125	1,203	(78)	(6)%
Change in Fair Value of Financial Instruments, Net	156	257	(101)	(39)%
Total Net Revenue	$28,022	$26,278	$1,744	7%
Administration Fee Revenue - Related Party
Prosper Funding primarily generates revenue through license fees it earns under its Administration Agreement with PMI. The Administration Agreement contains a license granted by PFL to PMI that entitles PMI to use the marketplace for, and in relation to: (i) PMI’s performance of its duties and obligations under the Administration Agreement, and (ii) PMI’s performance of its duties and obligations to WebBank under the Loan Account Program Agreement. The Administration Agreement requires PMI to pay PFL a monthly license fee that is partially based on the number of loan listings posted on the marketplace in that month, as well as a rebate fee based on rebates given to investors as an incentive to purchase Borrower Loans from PFL. The increases in Administrative Fee Revenue of $4.7 million and $5.6 million for the three and six months ended June 30, 2021, respectively, as compared to the corresponding periods in 2020, were primarily due to an increase in loan listings generated on the marketplace during the periods.
Servicing Fees, Net
Investors who purchase Borrower Loans from Prosper Funding through the Whole Loan Channel typically pay Prosper Funding a servicing fee which is currently set at 1.075% per annum of the outstanding principal balance of the Borrower Loan prior to applying the current payment. The servicing fee compensates Prosper Funding for the costs incurred in servicing the Borrower Loan, including managing payments from borrowers, managing payments to investors and maintaining investors’ account portfolios. Prosper Funding records Servicing Fees from investors as a component of operating revenue when received. The decreases in Servicing Fees of $1.3 million and $4.2 million for the three and six months ended June 30, 2021, respectively, as compared to the corresponding periods in 2020, were primarily due to lower outstanding balances of Borrower Loans in the servicing pool.
Gain on Sale of Borrower Loans
Gain on Sale of Borrower Loans consists of net gains (losses) on Borrower Loans sold through the Whole Loan Channel. The increases in Gain on Sale of Borrower Loans of $0.5 million for both the three and six months ended June 30, 2020, as compared to the same periods in 2020, were due to increased whole loan originations during those periods.
Other Revenues
Other Revenues consists primarily of fees earned from facilitating securitizations for whole loan purchasers, which are recognized over the term of the underlying securitization, as well as the impact of changes in the reserve for loan repurchases and other miscellaneous items. The increases in Other Revenues for the three and six months ended June 30, 2021, as compared to the corresponding periods in 2020, were not significant.
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

Overall, the decreases in net interest income for the three and six months ended June 30, 2021, as compared to the same periods in 2020, were not significant.
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
The following table summarizes the fair value adjustments for the three and six month periods ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Borrower Loans	$875	$(3,653)	$876	$(22,119)
Notes	(491)	3,848	(720)	22,377
Total	$384	$195	$156	$258
Expenses
The following tables summarize Prosper Funding’s expenses for the three and six month periods ended June 30, 2021 and 2020 (in thousands, except percentages):

	Three Months Ended June 30,
	2021	2020	Change	% Change
Expenses:
Administration Fee - Related Party	$12,535	$9,494	$3,041	32%
Servicing	1,486	1,137	349	31%
General and Administrative	132	113	19	17%
Total Expenses	$14,153	$10,744	$3,409	32%

	Six Months Ended June 30,
	2021	2020	Change	% Change
Expenses:
Administration Fee - Related Party	$24,967	$21,858	$3,109	14%
Servicing	2,899	2,330	569	24%
General and Administrative	256	167	89	53%
Total Expenses	$28,122	$24,355	$3,767	15%
Administration Fee - Related Party
Pursuant to the Administration Agreement between Prosper Funding and PMI, PMI manages the marketplace on behalf of Prosper Funding. Accordingly, each month Prosper Funding is required to pay PMI (a) a corporate administration fee of $500,000 per month, (b) a fee for each Borrower Loan originated through the marketplace, (c) 62.5% of all Servicing Fees collected by or on behalf of Prosper Funding, and (d) all nonsufficient funds fees collected by or on behalf of Prosper Funding. The increases in Administration Fee expense for the three and six months ended June 30, 2021, as compared to the same periods in 2020, were due to increased origination volume of Borrower Loans for the current periods. In general, the Administration Fee - Related Party will not fluctuate directly in line with the Administration Fee Revenue - Related Party due to both the flat corporate administrative fee, as well as the fact that Prosper Funding pays fees for three different services, but receives a fee based only the number of loans listed on the platform.

Servicing
Servicing costs consist primarily of vendor and borrower costs, as well as depreciation of internal-use software associated with servicing Borrower Loans. The increases in Servicing costs for the three and six months ended June 30, 2021, as compared to the corresponding periods in 2020, were primarily driven by the increase in originations and the depreciation of internal-use software during this time.
General and Administrative
General and Administrative costs consist primarily of bank service charges and professional fees. General and Administrative costs were not significant for the three and six months ended June 30, 2021 and 2020.
LIQUIDITY AND CAPITAL RESOURCES
We anticipate that our available funds and cash flow from operations will be sufficient to meet our operational cash needs for at least the next 12 months.
The following table summarizes Prosper Funding’s cash flow activities for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,
	2021	2020
Net (Loss) Income	$(100)	$1,923

Net Cash Provided by Operating Activities	51,022	9,937
Net Cash (Used in) Provided by Investing Activities	(30,655)	10,227
Net Cash Provided by (Used in) Financing Activities	27,161	(16,565)
Net Increase in Cash, Cash Equivalents and Restricted Cash	47,528	3,599
Cash, cash equivalents and restricted cash at the beginning of the period	140,924	117,861
Cash, cash equivalents and restricted cash at the end of the period	$188,452	$121,460

Cash, Cash Equivalents and Restricted Cash increased $47.5 million for the six months ended June 30, 2021, based on the following components:
Operating Activities: $51.0 million was provided by operating activities, driven by cash from working capital of $48.3 million, primarily due to the timing of payments to PMI and investors, and $2.7 million from net loss, net of non-cash adjustments.
Investing Activities: $30.7 million was used in investing activities, due to $107.6 million in purchases of Borrower Loans and $4.1 million in purchases of property and equipment, partially offset by $81.1 million of principal payments under Borrower Loans.
Financing Activities: $27.2 million was provided by financing activities, due to $108.2 million in proceeds from the issuance of Notes, at Fair Value, partially offset by $81.0 million in payments for Notes, at Fair Value.
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
Financing Activities: $16.6 million was used in financing activities, due to $77.1 million in payments for Notes Held at Fair Value and $4.5 million in distributions to PMI, partially offset by $65.0 million from proceeds from the issuance of Notes Held at Fair Value.
Income Taxes

Prosper Funding incurred no income tax expense for the six months ended June 30, 2021 and 2020. Prosper Funding is a US disregarded entity for income tax purposes and the income and loss is included in the return of its parent, PMI. Given PMI’s history of taxable losses, it is difficult to accurately forecast how Prosper’s and Prosper Funding’s results will be affected by the realization and use of net operating loss carry forwards.
Off-Balance Sheet Arrangements
As a result of retaining servicing rights on the sale of Borrower Loans, Prosper Funding is a variable interest holder in certain special purposes entities that purchase these Borrower Loans. None of these special interest entities are consolidated as Prosper Funding is not the primary beneficiary. Otherwise as of June 30, 2021, Prosper Funding has not engaged in any off-balance sheet financing activities.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND INTEREST RATE RISK
PROSPER MARKETPLACE, INC.
Market Risk
Market risk is the risk of loss to future earnings, values, or future cash flows that may result from changes in financial market prices and interest rates.
Through the Warehouse Lines we invest in Loans Held for Sale. Investments in interest-earning instruments carry a degree of interest rate risk. Changes in U.S. interest rates affect the market value of these Loans Held for Sale on our balance sheet. Our future investment income may fall short of expectations, or we may suffer a loss in principal if we are forced to sell Loans Held for Sale that have declined in market value due to changes in interest rates, loss assumptions or overall market conditions. Changes in the market value of Loans Held for Sale are recorded on the Consolidated Statement of Operations. The fair value of Loans Held for Sale was $250.0 million and $274.6 million as of June 30, 2021 and December 31, 2020, respectively.
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
We are also exposed to variable interest rate risk under the debt from the Warehouse Lines, which had an outstanding balance of $219.5 million and $242.5 million as of June 30, 2021 and December 31, 2020, respectively. To reduce the impact of large fluctuations in interest rates, we hedged a portion of our interest rate risk by entering into a derivative agreement with a financial institution, which is currently out of the money. The derivative agreement that we use to manage the risk associated with fluctuations in interest rates may not be able to eliminate the exposure to these changes. Interest rates are sensitive to numerous factors outside of our control, such as government and central bank monetary policy in the United States. Depending on the size of the exposures and the relative movements of interest rates, if we choose not to hedge or fail to effectively hedge our exposure, we could experience a material adverse effect on our results of operations and financial condition.
PMI had cash and cash equivalents of $56.0 million and $50.1 million as of June 30, 2021 and December 31, 2020, respectively. These amounts were held in various unrestricted deposits with highly rated financial institutions and short-term, highly liquid marketable securities which may include money market funds, U.S. Treasury securities, and U.S. agency securities. Cash and Cash Equivalents are held for working capital purposes. Due to their short-term nature, Prosper believes that it does not have any material exposure to changes in the fair value of these liquid investments as a result of changes in interest rates. Decreases in short-term interest rates will moderately reduce interest income on these Cash and Cash Equivalents. Increases in short-term interest rates will moderately increase the interest income earned on the Cash and Cash Equivalents.
Interest Rate Sensitivity
As more fully described in Note 7, Fair Value of Assets and Liabilities, of Prosper's condensed consolidated financial statements attached to this Quarterly Report on Form 10-Q, the combined fair value of Borrower Loans and Loans Held for Sale is $588.9 million as of June 30, 2021, determined using a weighted-average discount rate of 6.81%. The combined fair value of Borrower Loans and Loans Held for Sale was $652.9 million as of December 31, 2020, determined using a weighted-average discount rate of 8.26%. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $5.7 million and $5.8 million in the fair value of Prosper’s investment in Borrower Loans and Loans Held for Sale as of June 30, 2021 and December 31, 2020, respectively. A hypothetical 100 basis point decrease in interest rates would result in an increase of approximately $5.8 million and $5.9 million in the fair value of Prosper’s investment in Borrower Loans and Loans Held for Sale as of June 30, 2021 and December 31, 2020, respectively. Any realized or unrealized gains or losses resulting from such interest rate change would be recorded in our statement of operations so long as we hold these Borrower Loans and Loans Held for Sale on our balance sheet.
A portion of the interest rate charged on our Warehouse Lines is currently based on LIBOR. LIBOR has been the subject of reform and was expected to phase out by the end of fiscal 2021; however, on November 30, 2020, the ICE Benchmark Administration Limited (“ICE”) announced plans to delay the phase out of LIBOR to June 30, 2023. The consequences of the discontinuation of LIBOR cannot be entirely predicted but could impact the interest expense incurred on these debt instruments. We have negotiated alternatives to LIBOR on the PWIT and PWIIT Warehouse Lines, which we may renegotiate before LIBOR ceases to be a widely available reference rate.
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
Prosper Funding had cash and cash equivalents of $6.9 million as of June 30, 2021, and $8.6 million as of December 31, 2020. These amounts were held in various unrestricted deposits with highly rated financial institutions and short term, highly liquid marketable securities which may include money market funds, U.S. treasury securities and U.S. agency securities. Cash and cash equivalents are held for working capital purposes. Due to their short-term nature, Prosper Funding believes that it does not have any material exposure to changes in the fair value of these liquid investments as a result of changes in interest rates. Decreases in short-term interest rates will moderately reduce interest income on these cash and cash equivalents, while increases in short-term interest rates will moderately increase the interest income earned on these cash and cash equivalent balances.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Registrants’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are designed to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the SEC, and that such information is accumulated and communicated to management, including to each Registrant’s Principal Executive Officer (PEO) and Principal Financial Officer (PFO), to allow timely decisions regarding required disclosures. The management of each Registrant, with the participation of such Registrant’s PEO and PFO, has evaluated the effectiveness of such Registrant’s disclosure controls and procedures as of June 30, 2021. Based on this evaluation, each Registrant’s PEO and PFO have concluded that these disclosure controls and procedures were effective as of June 30, 2021.
Changes in Internal Control Over Financial Reporting
There were no changes in either Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, either Registrant’s internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1. Legal Proceedings
In March 2021, PMI and PFL accepted service of a complaint via email. PMI, PFL and Velocity Investments, LLC, an accounts receivable management company (“Velocity”), were each named in a purported class action lawsuit brought by two individual plaintiffs in the Circuit Court for Montgomery County, Maryland, filed on February 3, 2021 (the “Maryland Litigation”). The complaint asserts, on behalf of the plaintiffs and the class members, claims for violation of certain Maryland state laws and seeks damages. The plaintiffs also seek a declaration of requirement for Maryland licensure and that PMI, PFL, and Velocity did not have the right to collect money from the plaintiffs and the class members on the loan accounts. On April 8, 2021, the lawsuit was moved to the United States District Court for the District of Maryland. On July 15, 2021, plaintiff dismissed its related petition to stay arbitration and demand declaratory judgment in the Circuit Court for Montgomery County, Maryland, but joined PMI, PFL, and Velocity to another petition, Khan v. Crown Asset Management, LLC, Case No. 485569V, which was also filed in the Circuit Court for Montgomery County, Maryland on March 22, 2021 and restated the claims described above. PMI and PFL plan to vigorously contest these claims. At this time, we cannot predict the outcome of this matter or estimate the amount of damages, if any, that may be awarded.

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

4.3	First Supplemental Indenture, dated May 10, 2013, between Prosper Funding LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 of PMI and PFL's Quarterly Report on Form 10-Q, filed on August 14, 2013)

10.1	Promissory Note, dated April 24, 2020, by and between Broadway National Bank and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.1 of PMI’s Current Report on Form 8-K, filed on April 30, 2020)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PMI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PMI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021

31.3	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PFL’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021

31.4	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PFL’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to PMI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021

32.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to PFL’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	Taxonomy Extension Calculation Linkbase Document

101.LAB	Taxonomy Extension Label Linkbase Document

101.PRE	Taxonomy Extension Presentation Linkbase Document

101.DEF	Taxonomy Extension Definition Linkbase Document

(1)	Filed herewith.
(2)	Management Contract or Compensatory Plan or Arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSPER MARKETPLACE, INC.
PROSPER FUNDING LLC

August 12, 2021	/s/ David Kimball
David Kimball
Chief Executive Officer of Prosper Marketplace, Inc.
Chief Executive Officer of Prosper Funding LLC
(Principal Executive Officer)

August 12, 2021	/s/ Usama Ashraf
Usama Ashraf
President and Chief Financial Officer of Prosper Marketplace, Inc.
President, Chief Financial Officer and Treasurer of Prosper Funding LLC
(Principal Financial Officer)