Form 10-Q
period 2021-09-30
PROSPER MARKETPLACE, INC; Prosper Funding LLC
filed 2021-11-12
CIK 1416265, 1542574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

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
As of November 9, 2021, there were 71,554,898 shares of Prosper Marketplace, Inc. common stock outstanding. Prosper Funding LLC does not have any common stock outstanding.
THIS COMBINED FORM 10-Q IS SEPARATELY FILED BY PROSPER MARKETPLACE, INC. AND PROSPER FUNDING LLC. INFORMATION CONTAINED HEREIN RELATING TO ANY INDIVIDUAL REGISTRANT IS FILED BY SUCH REGISTRANT ON ITS OWN BEHALF. EACH REGISTRANT MAKES NO REPRESENTATION AS TO INFORMATION RELATING TO THE OTHER REGISTRANT.

Except as the context requires otherwise, as used herein, “Registrants” refers to Prosper Marketplace, Inc. (“PMI”), a Delaware corporation, and its wholly owned subsidiary, Prosper Funding LLC (“PFL”), a Delaware limited liability company; “we,” “us,” “our,” “Prosper,” and the “Company” refer to PMI and its wholly owned subsidiaries, PFL, BillGuard, Inc. (“BillGuard”), a Delaware corporation, Prosper Healthcare Lending LLC (“PHL”), a Delaware limited liability company, Prosper Warehouse I Trust (“PWIT”), a Delaware statutory trust, Prosper Warehouse II Trust (“PWIIT”), a Delaware statutory trust, Prosper Marketplace Issuance Trust, Series 2019-1 (“PMIT 2019-1,” deconsolidated on September 27, 2021), a Delaware statutory trust, Prosper Marketplace Issuance Trust, Series 2019-2 (“PMIT 2019-2,” deconsolidated on September 27, 2021), a Delaware statutory trust and Prosper Marketplace Issuance Trust, Series 2019-4 (“PMIT 2019-4,” deconsolidated on September 27, 2021), a Delaware statutory trust, Prosper Grantor Trust (“PGT”), a Delaware statutory trust, on a consolidated basis; and “Prosper Funding” refers to PFL and its wholly owned subsidiary, Prosper Depositor LLC, a Delaware limited liability company, on a consolidated basis. In addition, the unsecured, consumer loans originated through our marketplace are referred to as “Borrower Loans,” and the borrower payment dependent notes issued through our marketplace, whether issued by PMI or PFL, are referred to as “Notes.” Investors currently invest in Borrower Loans through two channels: (i) the “Note Channel,” which allows investors to purchase Notes from PFL, the payments of which are dependent on the payments made on the corresponding Borrower Loan; and (ii) the “Whole Loan Channel,” which allows accredited and institutional investors to purchase Borrower Loans in their entirety directly from PFL. The Notes available to Note Channel investors are distinguishable from notes held by certain third party investors pursuant to Prosper’s securitization transactions, which are referred to herein as “Notes Issued by Securitization Trust.” Finally, although historically the Company has referred to investors as “lender members,” PFL calls them “investors” herein to avoid confusion since WebBank is the lender for Borrower Loans originated through our marketplace.

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

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Prosper Marketplace, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except for share and per share amounts)

	September 30, 2021	December 31, 2020
Assets:
Cash and Cash Equivalents	$55,949	$50,145
Restricted Cash (1)	156,901	163,723
Accounts Receivable (1)	749	605
Loans Held for Sale, at Fair Value (1)	285,920	274,621
Borrower Loans, at Fair Value (1)	254,680	378,263
Property and Equipment, Net	29,696	28,446
Prepaid and Other Assets (1)	7,358	5,196
Servicing Assets	8,701	9,242
Goodwill	36,368	36,368
Intangible Assets, Net	371	500
Total Assets	$836,693	$947,109
Liabilities, Convertible Preferred Stock and Stockholders' Deficit:
Accounts Payable and Accrued Liabilities	$23,807	$17,876
Payable to Investors	141,115	124,094
Notes, at Fair Value	253,242	208,379
Notes Issued by Securitization Trust (1)	—	156,782
Certificates Issued by Securitization Trust, at Fair Value (1)	—	22,917
Warehouse Lines (1)	245,819	242,479
Other Liabilities	24,104	25,057
Convertible Preferred Stock Warrant Liability	249,164	112,319
Total Liabilities	$937,251	$909,903
Commitments and Contingencies (Note 16)
Convertible Preferred Stock – $0.01 par value; 444,760,848 shares authorized as of September 30, 2021 and December 31, 2020; 209,613,570 issued and outstanding as of September 30, 2021 and December 31, 2020. Aggregate liquidation preference of $370,456 as of September 30, 2021 and December 31, 2020.	$322,748	$322,748
Less: Convertible Preferred Stock Held by Consolidated VIE (Note 12), 51,247,915 shares issued and outstanding as of September 30, 2021 and December 31, 2020.	(2,381)	(2,381)
Stockholders' Deficit:
Common Stock – $0.01 par value; 625,000,000 shares authorized; 72,257,653 shares issued and 71,321,718 shares outstanding, as of September 30, 2021; 70,075,307 shares issued and 69,139,372 shares outstanding, as of December 31, 2020.	237	215
Additional Paid-In Capital	156,921	155,952
Less: Treasury Stock	(23,417)	(23,417)
Accumulated Deficit	(554,666)	(415,911)
Total Stockholders' Deficit	$(420,925)	$(283,161)
Total Liabilities, Convertible Preferred Stock and Stockholders' Deficit	$836,693	$947,109
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

	September 30, 2021	December 31, 2020
Assets of consolidated VIEs, included in total assets above:
Restricted Cash	$5,805	$25,203
Loans Held for Sale, at Fair Value	285,920	274,621
Borrower Loans, at Fair Value	—	168,593
Prepaid and Other Assets	3,068	2,043
Total assets of consolidated variable interest entities	$294,793	$470,460
Liabilities of consolidated VIEs, included in total liabilities above:
Notes Issued by Securitization Trust	$—	$156,782
Certificates Issued by Securitization Trust, at Fair Value	—	22,917
Warehouse Lines	245,819	242,479
Total liabilities of consolidated variable interest entities	$245,819	$422,178

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Marketplace, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except for share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Operating Revenues:
Transaction Fees, Net	$23,626	$15,075	$65,397	$46,889
Servicing Fees, Net	3,840	4,396	10,807	15,113
Gain on Sale of Borrower Loans	1,928	786	4,917	3,147
Other Revenue	1,059	569	2,524	2,147
Total Operating Revenues	30,453	20,826	83,645	67,296
Interest Income (Expense):
Interest Income on Borrower Loans and Loans Held for Sale	21,495	25,693	64,441	79,982
Interest Expense on Financial Instruments	(13,091)	(14,519)	(38,969)	(46,472)
Total Interest Income, Net	8,404	11,174	25,472	33,510
Change in Fair Value of Financial Instruments, Net	(2,071)	4,703	(4,481)	(34,601)
Total Net Revenue	36,786	36,703	104,636	66,205
Expenses:
Origination and Servicing	8,983	6,871	26,038	22,682
Sales and Marketing	8,860	5,362	24,486	21,626
General and Administrative	18,842	15,151	54,815	49,033
Impairment Expense	—	—	—	228
Change in Fair Value of Convertible Preferred Stock Warrants	86,728	11,374	136,845	(63,624)
Loss on Deconsolidation of VIEs (Note 6)	1,494	—	1,494	—
Other Income, Net	(81)	(64)	(350)	(588)
Total Expenses	124,826	38,694	243,328	29,357
Net (Loss) Income Before Taxes	(88,040)	(1,991)	(138,692)	36,848
Income Tax Expense	(21)	(34)	(63)	(102)
Net (Loss) Income	$(88,061)	$(2,025)	$(138,755)	$36,746
Plus: Return on Share Purchase	—	2,381	—	2,381
Less: Net Income Allocated to Participating Securities	—	(255)	—	(28,814)
Net (Loss) Income Attributable to Common Stockholders	$(88,061)	$101	$(138,755)	$10,313
Net (Loss) Income Per Share – Basic	$(1.24)	$—	$(1.97)	$0.15
Net (Loss) Income Per Share – Diluted	$(1.24)	$—	$(1.97)	$0.03
Weighted Average Shares – Basic	71,068,442	68,485,173	70,433,182	68,465,046
Weighted Average Shares – Diluted	71,068,442	296,652,189	70,433,182	332,508,175

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Marketplace, Inc.
Condensed Consolidated Statements of Other Comprehensive Income (Loss) (Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net (Loss) Income	$(88,061)	$(2,025)	$(138,755)	$36,746
Other Comprehensive (Loss) Income, Before Tax:
Other Comprehensive (Loss) Income, Before Tax	—	—	—	—
Other Comprehensive (Loss) Income, Net of Tax:	—	—	—	—
Comprehensive (Loss) Income, Net of Tax	$(88,061)	$(2,025)	$(138,755)	$36,746

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Marketplace, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit (Unaudited)
(in thousands, except for share amounts)

	Convertible Preferred Stock		Convertible Preferred Stock Held by Consolidated VIE		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2021	209,613,570	$322,748	(51,247,915)	$(2,381)	74,316,607	$215	(5,177,235)	$(23,417)	$155,952	$(415,911)	$(283,161)
Exercise of vested stock options	—	—	—	—	2,182,346	22	—	—	22	—	44
Stock-based compensation expense	—	—	—	—	—	—	—	—	947	—	947
Net loss	—	—	—	—	—	—	—	—	—	(138,755)	(138,755)
Balance as of September 30, 2021	209,613,570	$322,748	(51,247,915)	$(2,381)	76,498,953	$237	(5,177,235)	$(23,417)	$156,921	$(554,666)	$(420,925)

	Convertible Preferred Stock		Convertible Preferred Stock Held by Consolidated VIE		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2020	209,613,570	$322,748	—	$—	73,629,136	$208	(5,177,235)	$(23,417)	$151,416	$(434,462)	$(306,255)
Purchase of Convertible Preferred Stock by consolidated VIE Prosper Grantor Trust (Note 12)	—	—	(51,247,915)	(2,381)	—	—	—	—	2,381	—	2,381
Exercise of vested stock options	—	—	—	—	406,685	4	—	—	5	—	9
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,870	—	1,870
Net Income	—	—	—	—	—	—	—	—	—	36,746	36,746
Balance as of September 30, 2020	209,613,570	$322,748	(51,247,915)	$(2,381)	74,035,821	$212	(5,177,235)	$(23,417)	$155,672	$(397,716)	$(265,249)

	Convertible Preferred Stock		Convertible Preferred Stock Held by Consolidated VIE		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2021	209,613,570	$322,748	(51,247,915)	$(2,381)	74,316,607	$215	(5,177,235)	$(23,417)	$155,952	$(415,911)	$(283,161)
Exercise of vested stock options	—	—	—	—	1,624,461	17	—	—	17	—	34
Stock-based compensation expense	—	—	—	—	—	—	—	—	353	—	353
Net loss	—	—	—	—	—	—	—	—	—	(44,889)	(44,889)
Balance as of March 31, 2021	209,613,570	$322,748	(51,247,915)	$(2,381)	75,941,068	$232	(5,177,235)	$(23,417)	$156,322	$(460,800)	$(327,663)
Exercise of vested stock options	—	—	—	—	129,997	1	—	—	1	—	2
Stock-based compensation expense	—	—	—	—	—	—	—	—	292	—	292
Net loss	—	—	—	—	—	—	—	—	—	(5,805)	(5,805)
Balance as of June 30, 2021	209,613,570	$322,748	(51,247,915)	$(2,381)	76,071,065	$233	(5,177,235)	$(23,417)	$156,615	$(466,605)	$(333,174)
Exercise of vested stock options	—	—	—	—	427,888	4	—	—	4	—	8
Stock-based compensation expense	—	—	—	—	—	—	—	—	302	—	302
Net loss	—	—	—	—	—	—	—	—	—	(88,061)	(88,061)
Balance as of September 30, 2021	209,613,570	$322,748	(51,247,915)	$(2,381)	76,498,953	$237	(5,177,235)	$(23,417)	$156,921	$(554,666)	$(420,925)

	Convertible Preferred Stock		Convertible Preferred Stock Held by Consolidated VIE		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2020	209,613,570	$322,748	—	$—	73,629,136	$208	(5,177,235)	$(23,417)	$151,416	$(434,462)	$(306,255)
Exercise of vested stock options	—	—	—	—	3,740	—	—	—	1	—	1
Stock-based compensation expense	—	—	—	—	—	—	—	—	557	—	557
Net income	—	—	—	—	—	—	—	—	—	21,130	21,130
Balance as of March 31, 2020	209,613,570	$322,748	—	$—	73,632,876	$208	(5,177,235)	$(23,417)	$151,974	$(413,332)	$(284,567)
Stock-based compensation expense	—	—	—	—	—	—	—	—	454	—	454
Net Income	—	—	—	—	—	—	—	—	—	17,641	17,641
Balance as of June 30, 2020	209,613,570	$322,748	—	—	73,632,876	$208	(5,177,235)	$(23,417)	$152,428	$(395,691)	$(266,472)
Purchase of Convertible Preferred Stock by consolidated VIE Prosper Grantor Trust (Note 12)	—	—	(51,247,915)	(2,381)	—	—	—	—	2,381	—	2,381
Exercise of vested stock options	—	—	—	—	402,945	4	—	—	4	—	8
Stock-based compensation expense	—	—	—	—	—	—	—	—	859	—	859
Net Loss	—	—	—	—	—	—	—	—	—	(2,025)	(2,025)
Balance as of September 30, 2020	209,613,570	$322,748	(51,247,915)	$(2,381)	74,035,821	$212	(5,177,235)	$(23,417)	$155,672	$(397,716)	$(265,249)
The accompanying notes are an integral part of these consolidated financial statements.

Prosper Marketplace, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from Operating Activities:
Net (Loss) Income	$(138,755)	$36,746
Adjustments to Reconcile Net (Loss) Income to Net Cash Provided by (Used in) Operating Activities:
Change in Fair Value of Financial Instruments, Net	4,481	34,597
Depreciation and Amortization	7,224	6,196
Amortization of Operating Lease Right-of-use Asset	2,811	2,599
Impairment of Operating Lease Right-of-use Asset	—	228
Gain on Sales of Borrower Loans	(5,673)	(3,945)
Change in Fair Value of Servicing Rights	6,214	7,241
Stock-Based Compensation Expense	857	1,683
Change in Fair Value of Convertible Preferred Stock Warrants	136,846	(63,624)
Loss on Deconsolidation of VIEs (Note 6)	1,494	—
Other, Net	1,888	1,177
Changes in Operating Assets and Liabilities:
Purchase of Loans Held for Sale at Fair Value	(1,248,316)	(949,529)
Proceeds from Sales and Principal Payments of Loans Held for Sale at Fair Value	1,262,896	874,489
Accounts Receivable	(144)	1,162
Prepaid and Other Assets	(475)	(437)
Accounts Payable and Accrued Liabilities	6,139	(5,204)
Payable to Investors	17,021	(5,205)
Other Liabilities	(3,357)	(4,101)
Net Cash Provided by (Used in) Operating Activities	51,151	(65,927)
Cash Flows from Investing Activities:
Purchase of Borrower Loans Held at Fair Value	(172,082)	(97,406)
Proceeds from Sales and Principal Payments of Borrower Loans Held at Fair Value	190,893	217,527
Purchases of Property and Equipment	(8,881)	(6,801)
Net Cash Provided by Investing Activities	9,930	113,320
Cash Flows from Financing Activities:
Proceeds from Issuance of Notes Held at Fair Value	172,231	97,303
Payments of Notes Held at Fair Value	(126,528)	(114,050)
Principal Payments on Notes Issued by Securitization Trust	(87,700)	(156,377)
Principal Payments on Certificates Issued by Securitization Trust	(14,935)	(16,608)
Net Cash and Restricted Cash Outflows from Deconsolidation of VIEs (Note 6)	(6,821)	—
Proceeds from Warehouse Lines	63,250	110,499
Principal Payments on Warehouse Lines	(59,900)	(15,300)
Proceeds from Paycheck Protection Program Loan	—	8,447
Payments of Debt Issuance Costs	(1,740)	—
Proceeds from Exercise of Stock Options	44	9
Net Cash Used in Financing Activities	(62,099)	(86,077)
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(1,018)	(38,684)
Cash, Cash Equivalents and Restricted Cash at Beginning of the Period	213,868	220,408
Cash, Cash Equivalents and Restricted Cash at End of the Period	$212,850	$181,724

	Nine Months Ended September 30,
	2021	2020
Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$38,236	$44,647
Non-Cash Investing Activity- Accrual for Property and Equipment, Net	625	574
Non-Cash Investing Activity - Deconsolidation of Borrower Loans, at Fair Value	78,361	—
Non-Cash Financing Activity - Deconsolidation of Notes Issued by Securitization Trust	69,709	—
Non-Cash Financing Activity - Deconsolidation of Certificates Issued by Securitization Trust, at Fair Value	13,979	—

Reconciliation to Amounts on Consolidated Balance Sheets:
Cash and Cash Equivalents	$55,949	$45,898
Restricted Cash	156,901	135,826
Total Cash, Cash Equivalents and Restricted Cash	$212,850	$181,724

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
Securitization Notes are Notes held by certain third-party investors pursuant to Prosper’s securitization transactions, and are distinguishable from the borrower payment dependent Notes available to investors through the Company’s Note Channel.
2. Summary of Significant Accounting Policies
Prosper’s significant accounting policies are included in Note 2, Summary of Significant Accounting Policies, in Prosper’s Annual Report on Form 10-K for the year ended December 31, 2020. There have been no changes to these accounting policies during the first nine months of 2021.
Fair Value Measurements
Financial instruments measured at fair value consist principally of Borrower Loans, Loans Held for Sale, Servicing Assets, Loan Trailing Fee Liabilities (Note 9), Notes, Certificates Issued by Securitization Trust (Note 6) and Convertible Preferred Stock Warrant Liability. The estimated fair values of other financial instruments, including Cash and Cash Equivalents, Restricted Cash, Accounts Receivable, Accounts Payable and Accrued Liabilities, and Payable to Investors approximate their carrying values because of their short-term nature. The estimated fair values of the Paycheck Protection Program loan (Note 9 and 10), Notes Issued by Securitization Trust (Note 6) and Warehouse Lines do not approximate their carrying values due primarily to differences in the stated and market rates associated with these instruments.
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
In 2019, Prosper began refinancing the purchase of Borrower Loans through the Whole Loan Channel through securitization transactions, which issue senior notes, risk retention interests and residual certificates. These securitization trusts were deemed consolidated VIEs until September 2021, when the Company sold its share of the residual certificates issued by these securitization trusts and deconsolidated the VIEs. Prior to their deconsolidation, the Borrower Loans held in the securitization trusts were included in “Borrower Loans, at Fair Value”. Senior notes sold to third party investors were included in “Notes Issued by Securitization Trust,” and the risk retention interest and residual certificates held by third party investors were included in “Certificates Issued by Securitization Trust, at Fair Value” on the accompanying condensed consolidated balance sheets. Refer to Note 6, Securitization for additional disclosures and details on the deconsolidation of these securitization trust VIEs.
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
Prosper has elected the fair value option for Borrower Loans, Loans Held for Sale, Notes, and Certificates Issued by Securitization Trust. Changes in fair value of Borrower Loans funded through the Note Channel are largely offset by the changes in fair value of Notes due to the borrower payment-dependent design of the Notes. Changes in the fair value of Borrower Loans held in consolidated securitization trusts are partially offset by changes in fair value of the Certificates Issued by Securitization Trust, prior to the deconsolidation of these securitization trusts in September 2021. Changes in fair value of Loans Held for Sale are recorded through Proper's earnings and Prosper collects interest on Loans Held for Sale. Changes in the fair values of Borrower Loans, Loans Held for Sale, Notes, and Certificates Issued by Securitization Trust are included in “Change in Fair Value of Financial Instruments, Net” on the Consolidated Statements of Operations.
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
Management regularly reviews and reconsiders its previous conclusions regarding the status of an entity as a VIE and whether we are required to consolidate or deconsolidate such VIE in the consolidated financial statements.
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
3. Property and Equipment, Net
Property and Equipment consists of the following at the dates presented (in thousands):

	September 30, 2021	December 31, 2020
Operating lease right-of-use assets	$17,485	$15,767
Computer equipment	14,276	13,841
Internal-use software and website development costs	38,630	33,176
Office equipment and furniture	2,929	2,872
Leasehold improvements	7,167	7,167
Assets not yet placed in service	6,207	5,035
Property and equipment	86,694	77,858
Less: Accumulated depreciation and amortization	(56,998)	(49,412)
Total Property and Equipment, Net	$29,696	$28,446
Depreciation and amortization expense for Property and Equipment, Net for the three months ended September 30, 2021 and September 30, 2020 was $2.5 million and $2.1 million, respectively. Depreciation and amortization expense for Property and Equipment, Net for the nine months ended September 30, 2021 and September 30, 2020 was $7.1 million and $6.0 million, respectively. These charges are included in General and Administrative expenses on the condensed consolidated statements of operations. PMI capitalized internal-use software and website development costs in the amount of $2.6 million and $1.8 million for the three months ended September 30, 2021 and September 30, 2020, respectively. PMI capitalized internal-use software and website development costs in the amount of $7.1 million and $6.5 million for the nine months ended September 30, 2021 and September 30, 2020, respectively. Additionally, disclosures around the operating lease right-of-use assets are included in Note 15.

4. Borrower Loans, Loans Held for Sale and Notes, at Fair Value
The aggregate principal balances outstanding and fair values of Borrower Loans, Loans Held for Sale, and Notes as of September 30, 2021 and December 31, 2020, are presented in the following table (in thousands):

	Borrower Loans		Loans Held for Sale		Notes
	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Aggregate principal balance outstanding	$253,760	$393,642	$285,646	$279,113	$255,848	$217,110
Fair value adjustments	920	(15,379)	274	(4,492)	(2,606)	(8,731)
Fair value	$254,680	$378,263	$285,920	$274,621	$253,242	$208,379
PMI has offered assistance to qualified borrowers who are facing financial hardship as a result of the COVID-19 pandemic. These relief options include, among other things, the ability to delay up to four monthly loan payments, the ability to reduce minimum monthly payments for up to 12 months and extend the term of the loan by up to 11 months, and waived late and non-sufficient funds fees. Since COVID-19 relief was first offered in March 2020 and through September 30, 2021, approximately 10% of the total outstanding balances of all loans originated on our platform on a cumulative basis have enrolled in at least one of these COVID-19 relief programs. Approximately 1% of the total outstanding balances of all loans originated on our platform are actively enrolled in at least one relief program as of September 30, 2021.
Borrower Loans
On September 27, 2021, Borrower Loans held by the securitization trusts consolidated by PMI as VIEs were removed from the balance sheet as part of the deconsolidation of those entities. Refer to Note 6 for additional details on this deconsolidation.
As of September 30, 2021, outstanding Borrower Loans had original terms to maturity of either 36 or 60 months, had monthly payments with fixed interest rates ranging from 5.31% to 31.82%, and had various original maturity dates through September 2026. At December 31, 2020, outstanding Borrower Loans had original maturities of either 36 or 60 months, had monthly payments with fixed interest rates ranging from 5.31% to 31.82%, and had various original maturity dates through December 2025.
As of September 30, 2021, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $0.8 million and a fair value of $0.1 million. As of December 31, 2020, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $2.8 million and a fair value of $0.3 million. Prosper places loans on non-accrual status when they are over 120 days past due. As of September 30, 2021 and December 31, 2020, Borrower Loans in non-accrual status had a fair value of $0.1 million and $0.4 million, respectively.
Loans Held for Sale
As of September 30, 2021, outstanding Loans Held for Sale had original terms to maturity between 36 months and 60 months, had monthly payments with fixed interest rates ranging from 5.31% to 31.82% and had various original maturity dates through September 2026. At December 31, 2020, outstanding Loans Held for Sale had original terms to maturity between 36 months and 60 months, had monthly payments with fixed interest rates ranging from 5.31% to 31.82% and had various original maturity dates through December 2025. Interest income earned on Loans Held for Sale by the Company was $23.7 million and $19.2 million for the nine months ended September 30, 2021 and September 30, 2020, respectively.
As of September 30, 2021, Loans Held for Sale that were 90 days or more delinquent had an aggregate principal amount of $0.8 million and a fair value of $0.1 million. As of December 31, 2020, Loans Held for Sale that were 90 days or more delinquent had an aggregate principal amount of $0.8 million and a fair value of $0.1 million. Prosper places loans on non-accrual status when they are over 120 days past due. As of September 30, 2021 and December 31, 2020, Loans Held for Sale in non-accrual status had a fair value of $0.1 million (for both periods).
5. Servicing Assets
Prosper accounts for Servicing Assets at their estimated fair values with changes in fair values recorded in Servicing Fees. The initial asset or liability is recognized when Prosper sells Borrower Loans to unrelated third-party buyers through the Whole Loan Channel and the servicing rights are retained. The Servicing Assets are measured at fair value throughout the servicing period. The total gains recognized on the sale of such Borrower Loans for the three months ended September 30, 2021 and 2020 were $1.9 million and $0.8 million, respectively, recognized in Gain on Sale of Borrower Loans on the condensed consolidated statements of operations. The total gains recognized on the sale of such Borrower Loans for the nine months ended

September 30, 2021 and 2020 were $4.9 million and $3.1 million, respectively, recognized in Gain on Sale of Borrower Loans on the condensed consolidated statements of operations.
As of September 30, 2021, Borrower Loans that were sold but for which Prosper retained servicing rights had a total outstanding principal balance of $2.3 billion, original terms of either 36 or 60 months, monthly payments with fixed interest rates ranging from 5.31% to 31.82%, and various original maturity dates through September 2026. At December 31, 2020, Borrower Loans that were sold but for which Prosper retained servicing rights had a total outstanding principal balance of $2.4 billion, original terms of either 36 or 60 months, monthly payments with fixed interest rates ranging from 5.31% to 31.82%, and various original maturity dates through December 2025.
Contractually-specified servicing fees and ancillary fees totaling $6.3 million and $6.7 million for the three months ended September 30, 2021 and 2020, respectively, and $18.1 million and $23.2 million for the nine months ended September 30, 2021 and 2020, respectively, are included on the condensed consolidated statements of operations in Servicing Fees, Net.
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
Market Servicing Rate
Prosper estimates adequate market servicing rates that would fairly compensate a substitute servicer should one be required, which includes the profit that would be demanded in the marketplace. This rate is stated as a fixed percentage of outstanding principal balance on a per annum basis. With the assistance of a valuation specialist, Prosper estimated these market servicing rates based on observable market rates for other loan types in the industry and bids from subservicing providers, adjusted for the unique loan attributes that are present in the specific loans that Prosper sells and services and information from backup service providers.
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
6.  Securitizations
In 2019, Prosper co-sponsored and retained residual certificates in securitizations of unsecured personal whole loans facilitated through our marketplace with an aggregate outstanding principal balance of $573.0 million through three securitization trusts (PMIT 2019-1, PMIT 2019-2, and PMIT 2019-4). Each securitization trust issued senior notes, a risk retention interest and residual certificates to finance the purchase of Borrower Loans. The risk retention interest represents the right to receive 5.0% of all amounts collected on the Borrower Loans held by the securitization trusts. The resulting senior notes were sold to third party investors. Prosper retained 65.5%, 16.4%, and 19.6% of the residual certificates issued by PMIT 2019-1, PMIT 2019-2, and PMIT 2019-4, respectively. The remaining residual certificates and all the risk retention interests were held by third-party investors. In addition to the retained residual certificates, Prosper's continued involvement includes loan servicing responsibilities over the life of the underlying loans.
PMIT 2019-1, 2019-2 and 2019-4 were deemed VIEs. Prosper consolidated the VIEs as the primary beneficiary because Prosper, through its role as the servicer, had both the power to direct the activities that most significantly affect the VIEs’ economic performance and a variable interest that could potentially be significant to the VIEs through holding the retained residual certificates. In evaluating whether Prosper was the primary beneficiary, management considered both qualitative and quantitative factors regarding the nature, size and form of the Company’s involvement with the VIEs. For these VIEs, the creditors have no recourse to the general credit of Prosper and the liabilities of the VIEs can only be settled by the respective VIEs’ assets. Additionally, the assets of the VIEs can be used only to settle obligations of the VIEs. Because Prosper consolidated the securitization trusts, the loans held in the securitization trusts were included in “Borrower Loans, at Fair Value”, the notes sold to third party investors recorded in “Notes Issued by Securitization Trust”, and the risk retention interests and residual certificates held by third party investors in “Certificates Issued by Securitization Trust, at Fair Value” in the condensed consolidated balance sheets.
Management assesses whether Prosper is the primary beneficiary of its VIEs on an on-going basis. On September 27, 2021, PMI sold its retained residual certificates issued by PMIT 2019-1, 2019-2 and 2019-4 to an unrelated third party for $4.1 million in cash. As a result of this sale, management determined that the Company was no longer the primary beneficiary of these entities as it no longer held a variable interest that could potentially be significant to the VIEs. Accordingly, the net assets of PMIT 2019-1, 2019-2 and 2019-4 were deconsolidated from Prosper’s balance sheet on September 27, 2021, resulting in a loss on deconsolidation of $1.5 million, consisting of the following (in thousands):

	PMIT 2019-1	PMIT 2019-2	PMIT 2019-4	Total
Consideration received for residual certificates:
Cash	$2,259	$836	$981	$4,076

Net assets deconsolidated:
Restricted Cash	$2,485	$4,324	$4,088	$10,897
Borrower Loans (1)	15,133	29,989	33,239	78,361
Notes Issued by Securitization Trust	(13,022)	(26,712)	(29,975)	(69,709)
Certificates Issued by Securitization Trust, at Fair Value (1)	(2,057)	(5,990)	(5,932)	(13,979)
Total net assets deconsolidated	$2,539	$1,611	$1,420	$5,570

Total loss on deconsolidation	$(280)	$(775)	$(439)	$(1,494)
(1) Because Borrower Loans and Certificates Issued by Securitization Trust are measured at fair value on the Company’s condensed consolidated balance sheets, the balances above reflect the fair values of these financial instruments as of September 27, 2021, the deconsolidation date.
This loss on deconsolidation is presented on the accompanying condensed consolidated statement of operations as “Loss on Deconsolidation of VIEs.” Prosper will continue to service the underlying borrower loans, but otherwise will have no continuing involvement with PMIT 2019-1, 2019-2 and 2019-4. In conjunction with the deconsolidation of the VIEs, the Company recognized Servicing Assets totaling $0.2 million, the impact of which is included in Servicing Fees, Net on the accompanying condensed consolidated statement of operations. Consideration received from the sale of the residual certificates, net of Restricted Cash of $10.9 million retained by PMIT 2019-1, 2019-2 and 2019-4, is presented as a financing activity on the Company’s condensed consolidated statement of cash flows, while the loss on deconsolidation is presented as an operating activity.
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
Fair values of assets or liabilities are determined based on the fair value hierarchy, which requires an entity to maximize the use of quoted prices and observable inputs and to minimize the use of unobservable inputs when measuring fair value. Various valuation methodologies are utilized, depending on the nature of the financial instrument, including the use of market prices for identical or similar instruments, or discounted cash flow models. When possible, active and observable market data for identical or similar financial instruments are utilized. Alternatively, fair value is determined using assumptions that management believes a market participant would use in pricing the asset or liability. Prosper did not transfer any assets or liabilities in or out of Level 3 for the nine months ended September 30, 2021 or September 30, 2020.
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
The Convertible Preferred Stock Warrant Liability is valued using a Black-Scholes option pricing model. Refer to Note 12 for further details.

The following tables present the fair value hierarchy for assets and liabilities measured at fair value (in thousands):

September 30, 2021	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Borrower Loans, at Fair Value	$—	$—	$254,680	$254,680
Loans Held for Sale at Fair Value	—	—	285,920	285,920
Servicing Assets	—	—	8,701	8,701
Total Assets	$—	$—	$549,301	$549,301
Liabilities:
Notes, at Fair Value	$—	$—	$253,242	$253,242
Convertible Preferred Stock Warrant Liability	—	—	249,164	249,164
Loan Trailing Fee Liability	—	—	2,183	2,183
Total Liabilities	$—	$—	$504,589	$504,589

December 31, 2020	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Borrower Loans, at Fair Value	$—	$—	$378,263	$378,263
Loans Held for Sale at Fair Value	—	—	274,621	274,621
Servicing Assets	—	—	9,242	9,242
Total Assets	$—	$—	$662,126	$662,126
Liabilities:
Notes, at Fair Value	$—	$—	$208,379	$208,379
Certificates Issued by Securitization Trust, at Fair Value	—	—	22,917	22,917
Convertible Preferred Stock Warrant Liability	—	—	112,319	112,319
Loan Trailing Fee Liability	—	—	2,233	2,233
Total Liabilities	$—	$—	$345,848	$345,848

As PMI’s Borrower Loans, Loans Held for Sale, Notes, Certificates Issued by Securitization Trust, Convertible Preferred Stock Warrant Liability, servicing assets and loan trailing fee liability do not trade in an active market with readily observable prices, the Company uses significant unobservable inputs to measure the fair value of these assets and liabilities. Financial instruments are categorized in the Level 3 valuation hierarchy based on the significance of unobservable factors in the overall fair value measurement. These fair value estimates may also include observable, actively quoted components derived from external sources. As a result, gains and losses for assets and liabilities within the Level 3 category may include changes in fair value that were attributable to both observable and unobservable inputs. Prosper did not transfer any assets or liabilities in or out of Level 3 for the nine months ended September 30, 2021 and September 30, 2020.

Significant Unobservable Inputs
The following tables present quantitative information about the ranges of significant unobservable inputs used for the Company’s Level 3 fair value measurements at September 30, 2021 and December 31, 2020:

Range
Borrower Loans, Loans Held for Sale and Notes:	September 30, 2021	December 31, 2020
Discount rate	4.6% - 15.1%	4.5% - 17.7%
Default rate	2.0% - 16.9%	2.3% - 17.9%

Range
Certificates Issued by Securitization Trust:	December 31, 2020
Discount rate	3.3% - 16.0%
Default rate	3.2% - 15.3%
Prepayment rate	7.6% - 35.4%

Borrower Loans held in consolidated securitization trusts and the associated Certificates Issued by Securitization Trust were deconsolidated from the Company’s balance sheet as of September 27, 2021 (Note 6), and as a result the tables above exclude these financial instruments. Refer to the section below for information about the inputs used to measure the fair value of these Borrower Loans and Certificates Issued by Securitization Trust.

Range
Servicing Assets:	September 30, 2021	December 31, 2020
Discount rate	15.0% - 25.0%	15.0% - 25.0%
Default rate	1.6% - 14.7%	1.9% - 17.7%
Prepayment rate	10.3% - 29.1%	12.4% - 28.9%
Market servicing rate (1) (2)	0.648% - 0.842%	0.625% - 0.818%
(1) Servicing assets associated with loans enrolled in a relief program offered by the Company in response to the COVID-19 pandemic as of September 30, 2021 and December 31, 2020 were measured using a market servicing rate assumption of 84.2 basis points. This rate was estimated using a multiplier consistent with observable market rates for other loan types, applied to the base market servicing rate assumption of 64.8 basis points.
(2) Excludes collection fees that would be passed on to a hypothetical third-party servicer. As of September 30, 2021 and December 31, 2020, the market rate for collection fees and non-sufficient fund fees was assumed to be 6 basis points and 7 basis points, respectively, for a total market servicing rate range of 70.8 - 90.2 basis points and a total market servicing rate of 69.5 - 88.8 basis points, respectively.

Range
Loan Trailing Fee Liability	September 30, 2021	December 31, 2020
Discount rate	15.0% - 25.0%	15.0% - 25.0%
Default rate	1.6% - 14.7%	1.9% - 17.7%
Prepayment rate	10.3% - 29.1%	12.4% - 28.9%

At September 30, 2021 and December 31, 2020, the discounted cash flow methodology used to estimate the Notes fair values used the same projected cash flows as the related Borrower Loans.
Deconsolidated Assets and Liabilities
As discussed in Note 6, the Company deconsolidated its Borrower Loans held in securitization trusts and Certificates Issued by Securitization Trust on September 27, 2021. The amounts deconsolidated for these financial instruments represent their estimated fair value on that date. Borrower Loan fair value measurements were determined using significant unobservable inputs, as described in the previous section. Key assumptions for the valuation of Borrower Loans are presented in the following table (in thousands, except percentages):

Borrower Loans	September 27, 2021
Fair value, using the following assumptions:	$78,361
Weighted-average discount rate	9.26%
Weighted-average default rate	8.13%
Because the residual certificates held by the Company were sold in a market transaction to an unrelated third party, it was determined that the sales price was a fair representation of their fair value. Market assumptions were derived from the sale and utilized to estimate the fair value of the risk retention interests as well. Key assumptions for the valuation of Certificates Issued by Securitization Trust are presented in the following table (in thousands, except percentages):

Certificates Issued by Securitization Trust	September 27, 2021
Fair value, using the following assumptions:	$13,979
Weighted-average discount rate	7.99%
Weighted-average default rate	7.68%
Weighted-average prepayment rate	17.94%
Changes in Level 3 Fair Value Assets and Liabilities on a Recurring Basis
The following tables present additional information about Level 3 Borrower Loans, Loans Held for Sale, Notes and Certificates Issued by Securitization Trust measured at fair value on a recurring basis (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets		Liabilities
	Borrower Loans	Loans Held For Sale	Notes	Certificates Issued by Securitization Trust	Total
Balance at January 1, 2021	$378,263	$274,621	$(208,379)	$(22,917)	$421,588
Purchase of Borrower Loans/Issuance of Notes	172,082	1,248,316	(172,231)	—	1,248,167
Principal repayments	(215,076)	(117,876)	126,528	14,935	(191,489)
Borrower Loans sold to third parties	(2,311)	(1,118,526)	—	—	(1,120,837)
Other changes	(1,545)	(34)	205	113	(1,261)
Change in fair value	1,628	(581)	635	(6,110)	(4,428)
Deconsolidation of VIEs (Note 6)	(78,361)	—	—	13,979	(64,382)
Balance at September 30, 2021	$254,680	$285,920	$(253,242)	$—	$287,358

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets		Liabilities
	Borrower Loans	Loans Held for Sale	Notes	Certificates Issued by Securitization Trust	Total
Balance at January 1, 2020	$634,019	$142,026	$(244,171)	$(52,168)	$479,706
Purchase of Borrower Loans/Issuance of Notes	97,406	949,529	(97,303)	—	949,632
Principal repayments	(259,210)	(72,885)	114,050	16,608	(201,437)
Borrower Loans sold to third parties	(5,637)	(754,284)	—	—	(759,921)
Other changes	(1,084)	943	(24)	390	225
Change in fair value	(50,617)	(12,886)	20,517	8,389	(34,597)
Balance at September 30, 2020	$414,877	$252,443	$(206,931)	$(26,781)	$433,608

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets		Liabilities
	Borrower Loans	Loans Held For Sale	Notes	Certificates Issued by Securitization Trust	Total
Balance at July 1, 2021	$338,939	$249,955	$(236,041)	$(15,295)	$337,558
Purchase of Borrower Loans/Issuance of Notes	64,473	455,642	(64,028)	—	456,087
Principal repayments	(69,094)	(44,422)	45,486	4,042	(63,988)
Borrower Loans sold to third parties	(587)	(375,192)	—	—	(375,779)
Other changes	(353)	233	(14)	41	(93)
Change in fair value	(337)	(296)	1,355	(2,767)	(2,045)
Deconsolidation of VIEs (Note 6)	(78,361)	—	—	13,979	(64,382)
Balance at September 30, 2021	$254,680	$285,920	$(253,242)	$—	$287,358

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets		Liabilities
	Borrower Loans	Loans Held for Sale	Notes	Certificates Issued by Securitization Trust	Total
Balance at July 1, 2020	$457,487	$216,243	$(209,987)	$(31,571)	$432,172
Purchase of Borrower Loans/Issuance of Notes	31,742	327,407	(32,260)	—	326,889
Principal repayments	(79,658)	(29,809)	36,943	6,733	(65,791)
Borrower Loans sold to third parties	(1,383)	(262,502)	—	—	(263,885)
Other changes	(926)	164	233	49	(480)
Change in fair value	7,615	940	(1,860)	(1,992)	4,703
Balance at September 30, 2020	$414,877	$252,443	$(206,931)	$(26,781)	$433,608

The following tables present additional information about Level 3 Servicing Assets measured at fair value on a recurring basis for the three and nine month periods ending September 30, 2021 and 2020 (in thousands):

Servicing Assets
Fair Value at January 1, 2021	$9,242
Additions	5,674
Recognition of Servicing Assets upon deconsolidation of VIEs (Note 6)	215
Less: Changes in fair value	(6,430)
Fair Value at September 30, 2021	$8,701

Servicing Assets
Fair Value at January 1, 2020	$12,602
Additions	3,945
Less: Changes in fair value	(7,241)
Fair Value at September 30, 2020	$9,306

Servicing Assets
Fair Value at July 1, 2021	$8,944
Additions	1,895
Recognition of Servicing Assets upon deconsolidation of VIEs (Note 6)	215
Less: Changes in fair value	(2,353)
Fair Value at September 30, 2021	$8,701

Servicing Assets
Fair Value at July 1, 2020	$10,073
Additions	1,242
Less: Changes in fair value	(2,009)
Fair Value at September 30, 2020	$9,306

The following tables present additional information about the Level 3 Convertible Preferred Stock Warrant Liability measured at fair value on a recurring basis for the nine month periods ending September 30, 2021 and 2020 (in thousands):

Convertible Preferred Stock Warrant Liability
Balance as of January 1, 2021	$112,319
Change in fair value	136,845
Balance as of September 30, 2021	$249,164

Convertible Preferred Stock Warrant Liability
Balance as of January 1, 2020	$149,996
Change in fair value	(63,624)
Balance as of September 30, 2020	$86,372

Convertible Preferred Stock Warrant Liability
Balance as of July 1, 2021	$162,436
Change in fair value	86,728
Balance as of September 30, 2021	$249,164

Convertible Preferred Stock Warrant Liability
Balance as of July 1, 2020	$74,998
Change in fair value	11,374
Balance as of September 30, 2020	$86,372
Loan Trailing Fee
The fair value of the Loan Trailing Fee represents the present value of the expected monthly Loan Trailing Fee payments, which takes into consideration certain assumptions related to expected prepayment rates and default rates using a discounted cash flow model. The assumptions used are the same as those used for the valuation of Servicing Assets, as described below.
The following tables present additional information about the Level 3 Loan Trailing Fee Liability measured at fair value on a recurring basis for the nine month periods ending September 30, 2021 and 2020 (in thousands):

Loan Trailing Fee Liability
Balance at January 1, 2021	$2,233
Issuances	1,289
Cash Payment of Loan Trailing Fee	(1,587)
Change in Fair Value	248
Balance at September 30, 2021	$2,183

Loan Trailing Fee Liability
Balance at January 1, 2020	$2,997
Issuances	938
Cash Payment of Loan Trailing Fee	(1,867)
Change in Fair Value	194
Balance at September 30, 2020	$2,262

Loan Trailing Fee Liability
Balance at July 1, 2021	$2,145
Issuances	472
Cash Payment of Loan Trailing Fee	(521)
Change in Fair Value	87
Balance at September 30, 2021	$2,183

Loan Trailing Fee Liability
Balance at July 1, 2020	$2,403
Issuances	313
Cash Payment of Loan Trailing Fee	(596)
Change in Fair Value	142
Balance at September 30, 2020	$2,262

Significant Recurring Level 3 Fair Value Input Sensitivity
Key economic assumptions and the sensitivity of the fair value to immediate changes in those assumptions at September 30, 2021 and December 31, 2020 for Borrower Loans and Loans Held for Sale are presented in the following table (in thousands, except percentages).

Borrower Loans and Loans Held for Sale	September 30, 2021	December 31, 2020
Fair value, using the following assumptions:	$540,600	$652,884
Weighted-average discount rate	6.50%	8.26%
Weighted-average default rate	9.78%	11.58%

Fair value resulting from:
100 basis point increase in discount rate	$535,208	$647,093
200 basis point increase in discount rate	$529,952	$641,437
Fair value resulting from:
100 basis point decrease in discount rate	$546,133	$658,817
200 basis point decrease in discount rate	$551,813	$664,895

Fair value resulting from:
10 percent increase in default rate	$535,886	$646,421
20 percent increase in default rate	$531,204	$639,987
Fair value resulting from:
10 percent decrease in default rate	$545,341	$659,377
20 percent decrease in default rate	$550,113	$665,904

Key economic assumptions and the sensitivity of the fair value to immediate changes in those assumptions at September 30, 2021 and December 31, 2020 for Notes are presented in the following table (in thousands, except percentages).

Notes	September 30, 2021	December 31, 2020
Fair value, using the following assumptions:	$253,242	$208,379
Weighted-average discount rate	6.71%	8.93%
Weighted-average default rate	10.66%	12.26%

Fair value resulting from:
100 basis point increase in discount rate	$250,713	$206,528
200 basis point increase in discount rate	$248,247	$204,720
Fair value resulting from:
100 basis point decrease in discount rate	$255,838	$210,274
200 basis point decrease in discount rate	$258,503	$212,217

Fair value resulting from:
10 percent increase in default rate	$251,021	$206,304
20 percent increase in default rate	$248,814	$204,238
Fair value resulting from:
10 percent decrease in default rate	$255,477	$210,463
20 percent decrease in default rate	$257,727	$212,558

Key economic assumptions and the sensitivity of the fair value to immediate changes in those assumptions at September 30, 2021 and December 31, 2020 for Servicing Assets is presented in the following table (in thousands, except percentages).

Servicing Assets	September 30, 2021	December 31, 2020
Fair value, using the following assumptions	$8,701	$9,242
Weighted-average market servicing rate	0.650%	0.631%
Weighted-average prepayment rate	18.89%	19.84%
Weighted-average default rate	12.18%	12.78%

Fair value resulting from:
Market servicing rate increase of 0.025%	$8,148	$8,689
Market servicing rate decrease of 0.025%	$9,255	$9,796

Fair value resulting from:
Applying a 1.1 multiplier to prepayment rate	$8,532	$9,064
Applying a 0.9 multiplier to prepayment rate	$8,872	$9,423

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$8,586	$9,116
Applying a 0.9 multiplier to default rate	$8,817	$9,369

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

Assets and Liabilities Not Recorded at Fair Value
The following table presents the fair value hierarchy for assets, and liabilities not recorded at fair value (in thousands):

September 30, 2021	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Cash and Cash Equivalents	$55,949	$55,949	$—	$—	$55,949
Restricted Cash - Cash and Cash Equivalents	152,024	152,024	—	—	152,024
Restricted Cash - Certificates of Deposit	4,877	—	4,877	—	4,877
Accounts Receivable	749	—	749	—	749
Total Assets	$213,599	$207,973	$5,626	$—	$213,599
Liabilities:
Accounts Payable and Accrued Liabilities	$23,807	$—	$23,807	$—	$23,807
Payable to Investors	141,115	—	141,115	—	141,115
Warehouse Lines	245,819	—	247,769	—	247,769
Paycheck Protection Program loan (Note 10)	8,568	—	8,557	—	8,557
Total Liabilities	$419,309	$—	$421,248	$—	$421,248

December 31, 2020	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Cash and Cash Equivalents	$50,145	$50,145	$—	$—	$50,145
Restricted Cash - Cash and Cash Equivalents	158,846	158,846	—	—	158,846
Restricted Cash - Certificates of Deposit	4,877	—	4,877	—	4,877
Accounts Receivable	605	—	605	—	605
Total Assets	$214,473	$208,991	$5,482	$—	$214,473
Liabilities:
Accounts Payable and Accrued Liabilities	$17,876	$—	$17,876	$—	$17,876
Payable to Investors	124,094	—	124,094	—	124,094
Notes Issued by Securitization Trust	156,782	—	158,951	—	158,951
Warehouse Lines	242,479	—	242,261	—	242,261
Paycheck Protection Program loan (Note 10)	8,505	—	8,540	—	8,540
Total Liabilities	$549,736	$—	$551,722	$—	$551,722

The estimated fair values of Cash and Cash Equivalents, Restricted Cash, Accounts Receivable, Accounts Payable and Accrued Liabilities and Payable to Investors approximate their carrying values because of their short-term nature.
8. Goodwill and Other Intangible Assets, Net
Goodwill
Prosper’s goodwill balance of $36.4 million at December 31, 2020 did not change during the nine months ended September 30, 2021. The Company recorded no goodwill impairment for the nine months ended September 30, 2021 and 2020.

Other Intangible Assets

The following table presents the detail of other intangible assets subject to amortization as of the following date (dollars in thousands):

	September 30, 2021
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Remaining Useful Life (In Years)
Developed technology	$3,060	$(3,060)	$—	—
User base and customer relationships	5,050	(4,679)	371	3.6
Brand name	60	(60)	—	—
Total Intangible Assets subject to amortization	$8,170	$(7,799)	$371

Prosper’s intangible asset balance was $0.4 million and $0.5 million at September 30, 2021 and December 31, 2020, respectively. The user base and customer relationships intangible assets are being amortized on an accelerated basis over a three-to-ten year period.
Amortization expense for the three months ended September 30, 2021 and 2020 was not material and $0.1 million, respectively. Amortization expense for the nine months ended September 30, 2021 and 2020 was $0.1 million and $0.2 million, respectively. Estimated amortization of purchased intangible assets for future periods is as follows (in thousands):

Year Ending December 31,
2021 (remainder thereof)	$43
2022	136
2023	107
2024	85
Total	$371

9. Other Liabilities
Other Liabilities consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Operating lease liabilities	$12,316	$13,342
Paycheck Protection Program loan (Note 10)	8,568	8,505
Loan trailing fee liability	2,183	2,233
Deferred income tax liability	552	489
Financing lease liabilities	155	—
Deferred revenue	50	63
Other	280	425
Total Other Liabilities	$24,104	$25,057

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
Both Warehouse Agreements contain the same certain covenants including restrictions on each Warehouse VIE's ability to incur indebtedness, pledge assets, merge or consolidate and enter into certain affiliate transactions. Each Warehouse Agreement also requires Prosper to maintain a minimum tangible net worth of $25 million, minimum net liquidity of $15 million and a maximum leverage ratio of 5:1. Tangible net worth is defined as the sum of (i) (A) Convertible Preferred Stock, (B) total Stockholders’ Deficit and (C) Convertible Preferred Stock Warrant Liability, less the sum of (ii) (A) goodwill and (B) intangible assets. Net liquidity is defined as the sum of cash, cash equivalents and Available for Sale Investments. The leverage ratio is defined as the ratio of total consolidated indebtedness other than non-recourse securitization indebtedness, non-recourse or limited recourse warehouse indebtedness and borrower dependent notes, to tangible net worth. As of September 30, 2021, Prosper was in compliance with the covenants under each Warehouse Agreement.
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
As of September 30, 2021, Prosper had $114.6 million in debt and accrued interest outstanding under the PWIT Warehouse Line. This debt is secured by an aggregate outstanding principal balance of $134.9 million included in “Loans Held for Sale, at Fair Value” on the condensed consolidated balance sheets. At September 30, 2021 the undrawn portion available under the Warehouse Line was $85.4 million. Prosper incurred $2.2 million of deferred debt issuance costs associated with the PWIT Warehouse Line, including $0.3 million from the amendment signed on May 19, 2021, which are included in “Prepaids and Other Assets” and amortized to interest expense over the term of the revolving arrangement.
Prosper purchased a swaption to limit the Company's exposure to increases in LIBOR. The swaption is recorded on the consolidated balance sheet at fair value in Prepaids and Other Assets. Any changes in the fair value are recorded in the Change in Fair Value of Financial Instruments, Net on the Consolidated Statement of Operations. The fair value of the swaption was $0.1 million at September 30, 2021.
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
As of September 30, 2021, Prosper had $131.2 million in debt and accrued interest outstanding under the PWIIT Warehouse Line. This debt is secured by an aggregate outstanding principal balance of $148.6 million included in Loans Held for Sale, at Fair Value on the Consolidated Balance Sheets. At September 30, 2021 the undrawn portion available under the PWIIT Warehouse Line was $168.8 million. PMI incurred $1.3 million of debt issuance costs for the extension in March 2021, which are included in Prepaids and Other Assets and will be amortized to interest expense over the term of the revolving arrangement.
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
The Company used the PPP Loan proceeds to cover payroll costs, rent and utilities in accordance with the relevant terms and conditions of the CARES Act. As of September 30, 2021, principal and interest outstanding under the PPP loan totaled $8.6 million and is included in Other Liabilities on the accompanying condensed consolidated balance sheet.
11. Net Income (Loss) Per Share
PMI computes its net income (loss) per share in accordance with ASC Topic 260, Earnings Per Share (“ASC Topic 260”). Under ASC Topic 260, basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities.
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
All participating securities are excluded from basic weighted-average common shares outstanding. Prior to any conversion to common shares, each series of Prosper’s Convertible Preferred Stock is entitled to participate on an if-converted basis in distributions of earnings, when and if declared by the board of directors, that are made to common stockholders and consequently, these shares were considered participating securities. During the nine months ended September 30, 2021 and September 30, 2020, certain shares issued as a result of the early exercise of stock options which are subject to a repurchase right by PMI were entitled to receive non-forfeitable dividends during the vesting period and consequently, are considered participating securities.
The weighted average shares used in calculating basic and diluted net income (loss) per share excludes certain shares that are disclosed as outstanding shares in the condensed consolidated balance sheets because such shares are restricted as they were associated with options that were early exercised and continue to remain unvested.
Basic and diluted income (loss) per share were calculated as follows for the periods presented (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30, 2021
	2021	2020	2021	2020
Numerator:
Net (Loss) Income	$(88,061)	$(2,025)	$(138,755)	$36,746
Plus: Return on Share Purchase	—	2,381	—	2,381
Less: Net Income Allocated to Participating Securities	—	(255)	—	(28,814)
Net (Loss) Income Attributable to Common Stockholders	$(88,061)	$101	$(138,755)	$10,313
Denominator:
Weighted average shares used in computing basic net (loss) income per share	71,068,442	68,485,173	70,433,182	68,465,046
Effect of dilutive securities:
Stock options	—	14,902,171	—	50,778,284
Convertible preferred stock warrants	—	213,264,845	—	213,264,845
Weighted average shares used in computing diluted Net (Loss) Income per Share	71,068,442	296,652,189	70,433,182	332,508,175
Net (Loss) Income Per Share – Basic	$(1.24)	$—	$(1.97)	$0.15
Net (Loss) Income Per Share – Diluted	$(1.24)	$—	$(1.97)	$0.03

The following common stock equivalents were excluded from the computation of diluted net (loss) income per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(shares)	(shares)	(shares)	(shares)
Excluded securities:
Convertible preferred stock issued and outstanding, excluding shares held by consolidated VIE	158,365,655	181,761,442	158,365,655	200,261,761
Stock options issued and outstanding	70,601,482	58,390,141	72,845,826	22,127,694
Warrants issued and outstanding	1,080,349	1,080,349	1,080,349	1,080,349
Series E-1 convertible preferred stock warrants	35,544,141	—	35,544,141	—
Series F convertible preferred stock warrants	177,720,704	—	177,720,704	—
Total common stock equivalents excluded from diluted net (loss) income per common share computation	443,312,331	241,231,932	445,556,675	223,469,804

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
On July 21, 2020, PGT entered into a Stock Transfer Agreement with a PMI investor to purchase 34,670,420 shares of Series A Convertible Preferred Stock and 16,577,495 shares of Series B Convertible Preferred Stock for nominal consideration. Upon execution of the Stock Transfer Agreement, these shares were purchased by a consolidated VIE of the Company, and thus the difference between the fair value of the repurchased stock and the purchase price is included in Convertible Preferred Stock

Held by Consolidated VIE on PMI’s accompanying condensed consolidated balance sheets. These shares remain outstanding for legal purposes and retain their voting rights, but are excluded from the earnings per share calculation.
The number of authorized, issued and outstanding shares, their par value and liquidation preference for each series of convertible preferred stock as of September 30, 2021 are disclosed in the table below (amounts in thousands except share and par value amounts):

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

Convertible Preferred Stock Warrant Liability
Series E-1 Warrants
In connection with the Settlement and Release Agreement dated November 17, 2016 among PMI, its wholly owned subsidiary Prosper Funding LLC (“PFL”) and Colchis, on December 16, 2016, PMI issued the First Series E-1 Warrant. The Second Series E-1 Warrant for an additional 15,277,006 shares of Series E-1 convertible preferred stock was granted on the signing of the Consortium Purchase Agreement (as defined in Note 15) on February 27, 2017. The warrants expire ten years from the date of issuance. For the three months ended September 30, 2021 and 2020, Prosper recognized $13.9 million and $2.5 million of expense, respectively, from the re-measurement of the fair value of the warrants. For the nine months ended September 30, 2021 and 2020, Prosper recognized $21.3 million of expense and $10.3 million of income, respectively, from the re-measurement of the fair value of the warrants. The income or expense resulted from the remeasurement of the fair value of the warrants is recorded in Change in Fair Value of Convertible Preferred Stock Warrants on the condensed consolidated statements of operations.
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
The Company determined the fair value of the outstanding Series E-1 Warrants utilizing the following assumptions as of the following dates:

	September 30, 2021	December 31, 2020
Volatility	59.0%	60.0%
Risk-free interest rate	0.50%	0.20%
Expected term (in years)	2.75	2.75
Dividend yield	—%	—%

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
Risk-Free Interest Rate: The risk-free interest rate is based on the U.S. Treasury yield in effect as of September 30, 2021, and for zero coupon U.S. Treasury notes with maturities approximately equal to the term of the warrant.
Expected Term: The expected term is the period of time for which the warrants are expected to be outstanding.
Dividend Yield: The expected dividend assumption is based on the Company’s current expectations about the Company’s anticipated dividend policy.
Series F Warrants
In connection with the Consortium Purchase Agreement (as described in Note 16 of PMI’s 10-K for the year ended December 31, 2021) on February 27, 2017, PMI issued warrants to purchase up to 177,720,706 shares of PMI's Series F convertible preferred stock at $0.01 per share. The warrants expire ten years from the date of issuance. For the three months ended September 30, 2021 and 2020, Prosper recognized $72.9 million and $8.9 million of expense, respectively, from the re-measurement of the fair value of the warrants. For the nine months ended September 30, 2021 and 2020, Prosper recognized $115.5 million of expense and $53.3 million of income, respectively, from the re-measurement of the fair value of the warrants. The income or expense resulting from changes in the fair value of the warrant is recorded through Change in Fair Value of Convertible Preferred Stock Warrants on the condensed consolidated statements of operations.
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
The Company determined the fair value of the outstanding Series F Warrants utilizing the following assumptions as of the following dates:

	September 30, 2021	December 31, 2020
Volatility	59.0%	60.0%
Risk-free interest rate	0.50%	0.20%
Expected term (in years)	2.75	2.75
Dividend yield	—%	—%

The above assumptions were determined using the same criteria described above for the Series E-1 Warrants.
The combined activity of the Convertible Preferred Stock Warrant Liability for the nine months ended September 30, 2021 and 2020 are as follows (in thousands):

Warrant Activity
Balance at January 1, 2021	$112,319
Change in fair value	136,845
Balance at September 30, 2021	$249,164

Warrant Activity
Balance at January 1, 2020	$149,996
Change in fair value	(63,624)
Balance at September 30, 2020	$86,372
Common Stock
PMI, through its Amended and Restated Certificate of Incorporation, is the sole issuer of common stock and related options, restricted stock units ("RSUs") and warrants. On February 16, 2016, PMI amended and restated its Certificate of Incorporation to, among other things, effect a 5-for-1 forward stock split. On September 20, 2017, PMI further amended its Amended and Restated Certificate of Incorporation to increase the number of shares of common stock authorized for issuance. The total number of shares of stock which PMI has the authority to issue is 1,069,760,848, consisting of 625,000,000 shares of common stock, $0.01 par value per share, and 444,760,848 shares of preferred stock, $0.01 par value per share. As of September 30, 2021, 72,257,653 shares of common stock were issued and 71,321,718 shares of common stock were outstanding. As of December 31, 2020, 70,075,307 shares of common stock were issued and 69,139,372 shares of common stock were outstanding. Each holder of common stock is entitled to one vote for each share of common stock held.
Common Stock Issued upon Exercise of Stock Options
For the nine months ended September 30, 2021, PMI issued 2,182,346 shares of common stock upon the exercise of vested options for cash proceeds of $44 thousand.
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
PMI believes that the Repricings encourage the continued service of valued employees and directors, and motivate such service providers to perform at high levels, both of which are critical to the Company’s continued success. PMI expects to incur additional stock based compensation charges as a result of the Repricings.
The financial statement impact of the above Repricings was not material for the nine months ended September 30, 2021. As of September 30, 2021, the unamortized Repricings expense (net of forfeitures) of $34 thousand will be recognized over the remaining weighted-average vesting period of 1.7 years.

Stock Option Activity
Stock option activity under the 2005 Plan and 2015 Plan is summarized for the nine months ended September 30, 2021 below:

	Options Issued and Outstanding	Weighted Average Exercise Price
Balance as of January 1, 2021	72,915,449	$0.02
Options issued	15,431,359	$0.16
Options exercised	(2,182,346)	$0.02
Options forfeited	(13,815,422)	$0.02
Options expired	(30,190)	$0.02
Balance as of September 30, 2021	72,318,850	$0.05
Options vested and expected to vest as of September 30, 2021	54,681,009	$0.05
Options vested and exercisable as of September 30, 2021	48,617,301	$0.02
Other Information Regarding Stock Options
The weighted-average remaining life for options outstanding as of September 30, 2021 was 6.90 years.
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
The fair value of PMI’s stock option awards granted during the three and nine months ended September 30, 2021 and 2020 was estimated at the date of grant using the Black-Scholes model with the following average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Volatility of common stock	64.84%	57.32%	64.37%	52.66%
Risk-free interest rate	0.97%	0.37%	0.99%	0.51%
Expected life	6.0 years	6.0 years	6.0 years	6.0 years
Dividend yield	—%	—%	—%	—%
Restricted Stock Unit Activity
For the nine months ended September 30, 2021, PMI did not grant any RSUs. In previous years, PMI granted RSUs to certain employees that are subject to three-year or four-year vesting terms and the occurrence of a liquidity event.

The following table summarizes the number of PMI’s RSU activity for the nine months ended September 30, 2021:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2021	4,661,141	$0.91
Forfeited	(1,786,793)	$0.54
Unvested at September 30, 2021	2,874,348	$1.14
Share Based Compensation
The following table presents the amount of stock-based compensation related to stock-based awards granted to employees recognized in Prosper’s condensed consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Origination and servicing	$30	$53	$92	$124
Sales and marketing	15	25	47	51
General and administrative	225	708	718	1,508
Total stock-based compensation	$270	$786	$857	$1,683

Prosper capitalized stock-based compensation as internal-use software and website development costs of an immaterial amount and $0.1 million for the three months ended September 30, 2021 and 2020, respectively, and $0.1 million and $0.2 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, the unamortized stock-based compensation expense, adjusted for forfeiture estimates, related to unvested stock-based awards was approximately $1.4 million, which will be recognized over a remaining weighted-average vesting period of approximately 2.5 years.
14. Income Taxes
For the three months ended September 30, 2021 and 2020, PMI recognized $21 thousand and $34 thousand of income tax expense, respectively. For the nine months ended September 30, 2021 and 2020, PMI recognized $63 thousand and $102 thousand of income tax expense, respectively. The income tax expense relates to state income tax expense and the amortization of tax deductible goodwill which gives rise to an indefinite-lived deferred tax liability. No other income tax expense or benefit was recorded for the nine month periods ended September 30, 2021 and 2020 due to a full valuation allowance recorded against the Company’s deferred tax assets.
Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize our existing deferred tax assets. On the basis of this evaluation, it is not more likely than not that our deferred tax assets will be realized and therefore a full valuation allowance has been recorded.
15. Leases
Prosper has operating leases for corporate offices and datacenters. These leases have remaining lease terms of one year to five years. Some of the lease agreements include options to extend the lease term for up to an additional five years. Rental expense under operating lease arrangements was $1.1 million and $1.2 million for the three months ended September 30, 2021 and 2020, respectively, and $3.4 million and $4.2 million for the nine months ended September 30, 2021 and 2020, respectively. Additionally, Prosper subleases certain leased office space to third parties when it determines there is excess leased capacity. Sublease income from operating lease arrangements was $0.1 million and $0.1 million for the three months ended September 30, 2021 and 2020, respectively, and $0.2 million and $0.4 million for the nine months ended September 30, 2021 and 2020, respectively.

Operating Lease Right-of-Use (“ROU”) Assets
The following table summarizes the operating lease right-of-use assets as of September 30, 2021, which are included in “Property and Equipment, Net” on the condensed consolidated balance sheets.

	September 30, 2021
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
ROU Assets - Office buildings	$16,709	$8,581	$8,128
ROU Assets - Other	776	252	524
Total right-of-use assets subject to amortization	$17,485	$8,833	$8,652
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
Lease Liabilities
Future maturities of operating lease liabilities as of September 30, 2021 were as follows (in thousands). The present value of the future minimum lease payments represent our operating lease liabilities as of September 30, 2021 and are included in "Other Liabilities" on the condensed consolidated balance sheets.

September 30, 2021
Remainder of 2021	$1,439
2022	5,833
2023	2,124
2024	1,360
2025	1,395
Thereafter	1,218
Total future minimum lease payments	$13,369
Less imputed interest	(1,053)
Present value of future minimum lease payments	$12,316
Because the rate implicit in each lease is not readily determinable, we use our incremental borrowing rate to determine the present value of the lease payments. Other information related to leases was as follows (dollars in thousands):

September 30, 2021
Cash paid for operating leases year-to-date	$3,955
ROU assets obtained in exchange for new operating lease obligations year-to-date	$1,773
Weighted average remaining lease term (in years)	3.24 years
Weighted average discount rate	5.48%

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
Pursuant to the Marketing Agreement Amendment, the marketing fee that Prosper receives in connection with the origination of each loan is partially reduced by an amount (the “Designated Amount”) calculated as a percentage of the principal amount of such loan based on the aggregate principal amount of loans originated for the applicable month. To the extent the aggregate Designated Amount for all loans originated during any month is less than $143,500 through February 1, 2022, and $100,000 thereafter through February 1, 2025, Prosper is required to pay WebBank an amount equal to such deficiency. Accordingly, the minimum fee for the remaining three months of 2021 is $0.4 million. The minimum fee is then $1.2 million for each year from 2022 through 2024, and $0.1 million in 2025.
Additionally, under the agreement with WebBank, Prosper is required to maintain minimum net liquidity of $15.0 million at all times during the term of the agreement. Net liquidity is defined as the sum of Cash, Cash Equivalents and Available for Sale Investments. Violation of this covenant can result in termination of the contract with WebBank. As of September 30, 2021, Prosper was in compliance with the covenant.
Loan Purchase Commitments
Prosper entered into an agreement with WebBank to purchase $13.9 million of Borrower Loans that WebBank originated during the last two business days of the quarter ended September 30, 2021. Prosper will purchase these Borrower Loans within the first three business days of the quarter ending December 31, 2021.
Repurchase Obligation
Under the terms of the loan purchase agreements between Prosper and investors that participate in the Whole Loan Channel, Prosper may, in certain circumstances, become obligated to repurchase a Borrower Loan from an investor. Generally, these circumstances include the occurrence of verifiable identity theft, the failure to properly follow loan listing or bidding protocols or a violation of the applicable federal, state or local lending laws. Prosper recognizes a liability at fair value for the repurchase obligation when the Borrower Loans are sold. The fair value of the repurchase obligation is estimated based on historical experience. Repurchased Borrower Loans associated with violations of federal, state or local lending laws or verifiable identity theft are written off at the time of repurchase. The maximum potential amount of future payments associated with this obligation is the outstanding balances of the Borrower Loans issued through the Whole Loan Channel, which at September 30, 2021 is $2.5 billion. Prosper has accrued $0.3 million and $0.2 million as of September 30, 2021 and December 31, 2020, respectively, in regard to this obligation.
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
Prosper’s executive officers, directors who are not executive officers, and certain affiliates participate in its marketplace by placing bids and purchasing Notes. The aggregate amount of the Notes purchased and the income earned by parties deemed to be affiliates and related parties of Prosper for the three and nine months ended September 30, 2021 and September 30, 2020, as well as the Notes outstanding as of September 30, 2021 and December 31, 2020 are summarized below (in thousands):

	Aggregate Amount of Notes Purchased the Three Months Ended September 30,		Interest Earned on Notes the Three Months Ended September 30,
Related Party	2021	2020	2021	2020
Executive officers and management	$9	$7	$2	$1
Directors (excluding executive officers and management)	4	41	1	14
Total	$13	$48	$3	$15

	Aggregate Amount of Notes Purchased the Nine Months Ended September 30,		Interest Earned on Notes the Nine Months Ended September 30,
Related Party	2021	2020	2021	2020
Executive officers and management	$26	$19	$5	$4
Directors (excluding executive officers and management)	24	272	1	43
Total	$50	$291	$6	$47

	Notes Balance as of
Related Party	September 30, 2021	December 31, 2020
Executive officers and management	$40	$41
Directors (excluding executive officers and management)	18	—
Total	$58	$41

18. Significant Concentrations
Prosper is dependent on third-party funding sources such as banks, asset managers, investment funds and Warehouse Lines to provide the funds to allow WebBank to originate Borrower Loans that the third party funding sources will later purchase. Of all Borrower Loans originated in the three months ended September 30, 2021, one individual party purchased 24.7% of such loans, and the Company’s Warehouse VIEs purchased 15.7% of such loans. For the three months ended September 30, 2020, two individual parties purchased 26.7% and 15.0% of all Borrower Loans originated, and the Company’s Warehouse VIEs purchased 23.1% of such loans. Of all Borrower Loans originated in the nine months ended September 30, 2021, one individual party purchased 27.0% of such loans, and the Company’s Warehouse VIEs purchased 13.4% of such loans. For the nine months ended September 30, 2020, two individual parties purchased 17.7% and 16.4%, respectively, of all Borrower Loans originated, and the Company’s Warehouse VIEs purchased 21.1% of such loans. These purchases reflect that a significant portion of Prosper’s business is dependent on funding through the Whole Loan Channel, through which 88% and 91% of Borrower Loans were originated in the nine months ended September 30, 2021 and September 30, 2020, respectively.
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

Prosper Funding LLC
Condensed Consolidated Balance Sheets (Unaudited)
(amounts in thousands)

	September 30, 2021	December 31, 2020
Assets:
Cash and Cash Equivalents	$8,362	$8,592
Restricted Cash	147,244	132,332
Borrower Loans, at Fair Value	254,680	209,670
Property and Equipment, Net	8,725	6,928
Servicing Assets	9,968	11,088
Other Assets	282	217
Total Assets	$429,261	$368,827
Liabilities and Member’s Equity:
Accounts Payable and Accrued Liabilities	$1,870	$2,361
Payable to Related Party	3,392	4,120
Payable to Investors	142,059	126,266
Notes, at Fair Value	253,242	208,379
Other Liabilities	2,453	2,613
Total Liabilities	403,016	343,739
Member's Equity:
Member's Equity	11,404	11,404
Retained Earnings	14,841	13,684
Total Member's Equity	$26,245	$25,088
Total Liabilities and Member's Equity	$429,261	$368,827

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Funding LLC
Condensed Consolidated Statements of Operations (Unaudited)
(amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Operating Revenues:
Administration Fee Revenue - Related Party	$9,066	$5,158	$24,247	$14,733
Servicing Fees, Net	3,954	5,066	11,483	16,782
Gain on Sale of Borrower Loans	2,404	1,247	6,078	4,429
Other Revenue	447	107	804	452
Total Operating Revenues	15,871	11,578	42,612	36,396
Interest Income on Borrower Loans	9,574	8,979	27,130	28,126
Interest Expense on Notes	(8,935)	(8,419)	(25,366)	(26,363)
Total Interest Income, Net	639	560	1,764	1,763
Change in Fair Value of Financial Instruments, Net	371	(72)	527	185
Total Net Revenues	16,881	12,066	44,903	38,344
Expenses:
Administration Fee - Related Party	13,686	10,997	38,653	32,855
Servicing	1,830	1,327	4,729	3,657
General and Administrative	108	104	364	271
Total Expenses	15,624	12,428	43,746	36,783
Net Income (Loss)	$1,257	$(362)	$1,157	$1,561

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Funding LLC
Condensed Consolidated Statements of Member’s Equity (Unaudited)
(amounts in thousands)

	Member’s Equity	Retained Earnings	Total
Balance at January 1, 2021	$11,404	$13,684	$25,088
Net Income	—	1,157	1,157
Balance as of September 30, 2021	$11,404	$14,841	$26,245

	Member’s Equity	Retained Earnings	Total
Balance at January 1, 2020	$15,904	$12,283	$28,187
Distribution to Parent	(4,500)	—	(4,500)
Net Income	—	1,561	1,561
Balance as of September 30, 2020	$11,404	$13,844	$25,248

	Member’s Equity	Retained Earnings	Total
Balance at January 1, 2021	$11,404	$13,684	$25,088
Net Loss	—	(1,204)	(1,204)
Balance at March 31, 2021	$11,404	$12,480	$23,884
Net Income	—	1,104	1,104
Balance as of June 30, 2021	$11,404	$13,584	$24,988
Net Income	—	1,257	1,257
Balance as of September 30, 2021	$11,404	$14,841	$26,245

	Member’s Equity	Retained Earnings	Total
Balance at January 1, 2020	$15,904	$12,283	$28,187
Net Income	—	1,548	1,548
Balance at March 31, 2020	$15,904	$13,831	$29,735
Distribution to Parent	(4,500)	—	(4,500)
Net Income	—	375	375
Balance as of June 30, 2020	$11,404	$14,206	$25,610
Net Income	—	(362)	(362)
Balance as of September 30, 2020	$11,404	$13,844	$25,248

The accompanying notes are an integral part of these consolidated financial statements.

Prosper Funding LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)
(amounts in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash Flows from Operating Activities:
Net Income	$1,157	$1,561
Adjustments to Reconcile Net (Loss) Income to Net Cash Used in Operating Activities:
Change in Fair Value of Financial Instruments, Net	(527)	(186)
Other Non-Cash Changes in Borrower Loans, Loans Held for Sale and Notes	18	48
Gain on Sale of Borrower Loans	(6,675)	(5,034)
Change in Fair Value of Servicing Rights	7,795	8,657
Depreciation and Amortization	3,540	3,132
Changes in Operating Assets and Liabilities:
Purchase of Loans Held for Sale at Fair Value	(1,248,316)	(949,529)
Proceeds from Sales and Principal Payments of Loans Held for Sale, at Fair Value	1,248,316	949,529
Other Assets	(65)	504
Accounts Payable and Accrued Liabilities	(491)	261
Payable to Investors	15,793	(7,266)
Net Related Party Receivable/Payable	(704)	7,910
Other Liabilities	(160)	(1,027)
Net Cash Provided by Operating Activities	19,681	8,560
Cash Flows from Investing Activities:
Purchase of Borrower Loans Held at Fair Value	(172,082)	(97,406)
Proceeds from Sales and Principal Payments of Borrower Loans, at Fair Value	126,741	114,145
Purchases of Property and Equipment	(5,361)	(2,942)
Net Cash (Used in) Provided by Investing Activities	(50,702)	13,797
Cash Flows from Financing Activities:
Proceeds from Issuance of Notes Held at Fair Value	172,231	97,303
Payments of Notes, at Fair Value	(126,528)	(114,051)
Cash Distributions to Parent	—	(4,500)
Net Cash Provided by (Used in) Financing Activities	45,703	(21,248)
Net Increase in Cash, Cash Equivalents and Restricted Cash	14,682	1,109
Cash, Cash Equivalents and Restricted Cash at Beginning of the Period	140,924	117,861
Cash, Cash Equivalents and Restricted Cash at End of the Period	$155,606	$118,970

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$25,571	$26,353
Non-Cash Investing Activity - Accrual for Property and Equipment, Net	480	238

Reconciliation to Amounts on Consolidated Balance Sheets:
Cash and Cash Equivalents	$8,362	$7,950
Restricted Cash	147,244	111,020
Total Cash, Cash Equivalents and Restricted Cash	$155,606	$118,970

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
PFL did not have any items of other comprehensive income or loss for any of the periods presented in the condensed consolidated financial statements as of and for the nine months ended September 30, 2021 and September 30, 2020.
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
2. Summary of Significant Accounting Policies
PFL's significant accounting policies are included in Note 2, Summary of Significant Accounting Policies, in PFL’s Annual Report on Form 10-K for the year ended December 31, 2020. There have been no changes to these accounting policies during the first nine months of 2021.
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
3. Property and Equipment, Net
Property and equipment consist of the following as of the dates presented (in thousands):

	September 30, 2021	December 31, 2020
Internal-use software and web site development costs	$31,920	$26,953
Less accumulated depreciation and amortization	(23,195)	(20,025)
Total property and equipment, net	$8,725	$6,928

Depreciation expense for the three months ended September 30, 2021 and 2020 was $1.3 million and $1.1 million, respectively. Depreciation expense for the nine months ended September 30, 2021 and 2020 was $3.5 million and $3.1 million, respectively.
4. Borrower Loans and Notes, at Fair Value
The aggregate principal balances outstanding and fair values of Borrower Loans and Notes as of September 30, 2021 and December 31, 2020, are presented in the following table (in thousands):

	Borrower Loans		Notes
	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Aggregate principal balance outstanding	$253,760	$215,373	$255,848	$217,110
Fair value adjustments	920	(5,703)	(2,606)	(8,731)
Fair value	$254,680	$209,670	$253,242	$208,379

At September 30, 2021, outstanding Borrower Loans had original terms to maturity of either 36 or 60 months, had monthly payments with fixed interest rates ranging from 5.31% to 31.82% and had various original maturity dates through

September 2026. At December 31, 2020, outstanding Borrower Loans had original maturities of either 36 or 60 months, monthly payments with fixed interest rates ranging from 5.31% to 31.82%, and had various original maturity dates through December 2025. Since COVID-19 relief was first offered in March 2020 and through September 30, 2021, approximately 10% of the total outstanding balances of all loans originated on our platform on a cumulative basis have enrolled in at least one of these COVID-19 relief programs. Approximately 1% of the total outstanding balances of all loans originated on our platform are actively enrolled in at least one relief program as of September 30, 2021.
As of September 30, 2021, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $0.8 million and a fair value of $0.1 million. As of December 31, 2020, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $1.4 million and a fair value of $0.1 million. PFL places loans on non-accrual status when they are over 120 days past due. As of September 30, 2021 and December 31, 2020, Borrower Loans in non-accrual status had a fair value of $0.1 million and $0.2 million, respectively.
5. Servicing Assets
PFL accounts for Servicing Assets at their estimated fair values with changes in fair values recorded in Servicing Fees, Net on the condensed consolidated statements of operations. The initial asset or liability is recognized when PFL sells Borrower Loans to unrelated third-party buyers through the Whole Loan Channel and the servicing rights are retained. The total recognized gains on the sale of such Borrower Loans was $2.4 million and $1.2 million for the three months ended September 30, 2021 and September 30, 2020, respectively, and $6.1 million and $4.4 million for the nine months ended September 30, 2021 and September 30, 2020, respectively.
As of September 30, 2021, Borrower Loans that were sold, but for which PFL retained servicing rights, had a total outstanding principal balance of $2.5 billion, original terms of either 36 or 60 months, monthly payments with fixed interest rates ranging from 5.31% to 31.82%, and various original maturity dates through September 2026. At December 31, 2020, Borrower Loans that were sold, but for which PFL retained servicing rights, had a total outstanding principal balance of $2.4 billion, original terms of either 36 or 60 months, monthly payments with fixed interest rates ranging from 5.31% to 31.82%, and various original maturity dates through December 2025.
Contractually-specified servicing fees and ancillary fees totaled $8.8 million and $10.3 million for the three months ended September 30, 2021 and September 30, 2020, respectively, and $27.1 million and $33.3 million for the nine months ended September 30, 2021 and September 30, 2020, respectively, and are included on the condensed consolidated statements of operations in Servicing Fees, Net.
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
Market Servicing Rate
PFL estimates adequate market servicing rates that would fairly compensate a substitute servicer should one be required, which includes the profit that would be demanded in the marketplace. This rate is stated as a fixed percentage of outstanding principal balance on a per annum basis. With the assistance of a valuation specialist, PFL estimates these market servicing rates based on observable market rates for other loan types in the industry and bids from sub-servicing providers, adjusted for the unique loan attributes that are present in the specific loans that PFL sells and services and information from backup service providers.
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
6. Income Taxes
PFL incurred no income tax provision for the nine months ended September 30, 2021 and September 30, 2020. PFL is a U.S. disregarded entity and its income and loss are included in the income tax reporting of its parent, PMI. Since PMI is in a taxable loss position, is not currently subject to income taxes, and has fully reserved against its deferred tax asset, the net effective tax rate for PFL is 0%.
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
As of September 30, 2021 and December 31, 2020, the discounted cash flow methodology used to estimate the Notes fair values used the same projected cash flows as the related Borrower Loans. As demonstrated in the table below, the fair value adjustments for Borrower Loans were largely offset by the fair value adjustments of the Notes due to the borrower payment dependent design of the Notes and because the principal balances of the Borrower Loans approximated the principal balances of the Notes.
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
Fair values of assets or liabilities are determined based on the fair value hierarchy, which requires an entity to maximize the use of quoted prices and observable inputs and to minimize the use of unobservable inputs when measuring fair value. Various valuation methodologies are utilized, depending on the nature of the financial instrument, including the use of market prices for identical or similar instruments, or discounted cash flow models. When possible, active and observable market data for identical or similar financial instruments are utilized. Alternatively, fair value is determined using assumptions that management believes a market participant would use in pricing the asset or liability. PFL did not transfer any assets or liabilities in or out of Level 3 for the nine months ended September 30, 2021 or 2020.
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
The following tables present the fair value hierarchy for assets and liabilities measured at fair value (in thousands):

September 30, 2021	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Borrower Loans, at Fair Value	$—	$—	$254,680	$254,680
Servicing Assets	—	—	9,968	9,968
Total Assets	$—	$—	$264,648	$264,648
Liabilities:
Notes, at Fair Value	$—	$—	$253,242	$253,242
Loan Trailing Fee Liability	—	—	2,183	2,183
Total Liabilities	$—	$—	$255,425	$255,425

December 31, 2020	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Borrower Loans, at Fair Value	$—	$—	$209,670	$209,670
Servicing Assets	—	—	11,088	11,088
Total Assets	$—	$—	$220,758	$220,758
Liabilities:
Notes, at Fair Value	$—	$—	$208,379	$208,379
Loan Trailing Fee Liability	—	—	2,233	2,233
Total Liabilities	$—	$—	$210,612	$210,612

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
Significant Unobservable Inputs
The following tables present quantitative information about the significant unobservable inputs used for PFL’s Level 3 fair value measurements at the dates presented:

Range
Borrower Loans and Notes	September 30, 2021	December 31, 2020
Discount rate	4.6% - 15.0%	5.3% - 16.1%
Default rate	2.0% - 14.0%	2.6% - 16.2%

Range
Servicing Assets	September 30, 2021	December 31, 2020
Discount rate	15.0% - 25.0%	15.0% - 25.0%
Default rate	1.6% - 14.7%	1.9% - 17.7%
Prepayment rate	10.3% - 29.1%	12.4% - 28.9%
Market servicing rate (1) (2)	0.648% - 0.842%	0.625% - 0.818%
(1) Servicing assets associated with loans enrolled in a relief program offered by the Company in response to the COVID-19 pandemic as of September 30, 2021 and December 31, 2020 were measured using a market servicing rate assumption of 84.2 basis points. This rate was estimated using a multiplier consistent with observable market rates for other loan types, applied to the base market servicing rate assumption of 64.8 basis points.

(2) Excludes collection fees that would be passed on to a hypothetical third-party servicer. As of September 30, 2021 and December 31, 2020, the market rate for collection fees and non-sufficient fund fees was assumed to be 6 basis points and 7 basis points, respectively, for a total market servicing rate range of 70.8 - 90.2 basis points and a total market servicing rate of 69.5 - 88.8 basis points, respectively.

Range
Loan Trailing Fee Liability	September 30, 2021	December 31, 2020
Discount rate	15.0% - 25.0%	15.0% - 25.0%
Default rate	1.6% - 14.7%	1.9% - 17.7%
Prepayment rate	10.3% - 29.1%	12.4% - 28.9%
Changes in Level 3 Fair Value Assets and Liabilities on a Recurring Basis
The following tables present additional information about Level 3 Borrower Loans, Loans Held for Sale and Notes measured at fair value on a recurring basis (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets		Liabilities
	Borrower Loans	Loans Held for Sale	Notes	Total
Balance at January 1, 2021	$209,670	$—	$(208,379)	$1,291
Originations	172,082	1,248,316	(172,231)	1,248,167
Principal repayments	(125,672)	—	126,528	856
Borrower Loans sold to third parties	(1,069)	(1,248,316)	—	(1,249,385)
Other changes	(223)	—	205	(18)
Change in fair value	(108)	—	635	527
Balance at September 30, 2021	$254,680	$—	$(253,242)	$1,438

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets		Liabilities
	Borrower Loans	Loans Held for Sale	Notes	Total
Balance at January 1, 2020	$245,137	$—	$(244,171)	$966
Originations	97,406	949,529	(97,303)	949,632
Principal repayments	(112,034)	—	114,051	2,017
Borrower Loans sold to third parties	(2,111)	(949,529)	—	(951,640)
Other changes	(23)	—	(25)	(48)
Change in fair value	(20,331)	—	20,517	186
Balance at September 30, 2020	$208,044	$—	$(206,931)	$1,113

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets		Liabilities
	Borrower Loans	Loans Held for Sale	Notes	Total
Balance at July 1, 2021	$236,844	$—	$(236,041)	$803
Originations	64,473	455,642	(64,028)	456,087
Principal repayments	(45,338)	—	45,486	148
Borrower Loans sold to third parties	(300)	(455,642)	—	(455,942)
Other changes	(15)	—	(14)	(29)
Change in fair value	(984)	—	1,355	371
Balance at September 30, 2021	$254,680	$—	$(253,242)	$1,438

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets		Liabilities
	Borrower Loans	Loans Held for Sale	Notes	Total
Balance at July 1, 2020	$211,775	$—	$(209,986)	$1,789
Originations	31,742	327,407	(32,260)	326,889
Principal repayments	(36,438)	—	36,943	505
Borrower Loans sold to third parties	(547)	(327,407)	—	(327,954)
Other changes	(276)	—	232	(44)
Change in fair value	1,788	—	(1,860)	(72)
Balance at September 30, 2020	$208,044	$—	$(206,931)	$1,113

The following tables present additional information about Level 3 Servicing Assets recorded at fair value (in thousands):

Servicing Assets
Fair Value at January 1, 2021	$11,088
Additions	6,676
Less: Changes in fair value	(7,796)
Fair Value at September 30, 2021	$9,968

Servicing Assets
Fair Value at January 1, 2020	$14,888
Additions	5,034
Less: Changes in fair value	(8,657)
Fair Value at September 30, 2020	$11,265

Servicing Assets
Fair Value at July 1, 2021	$10,389
Additions	2,300
Less: Changes in fair value	(2,721)
Fair Value at September 30, 2021	$9,968

Servicing Assets
Fair Value at July 1, 2020	$12,063
Additions	1,632
Less: Changes in fair value	(2,430)
Fair Value at September 30, 2020	$11,265

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
The following tables present additional information about Level 3 Loan Trailing Fee Liability measured at fair value on a recurring basis (in thousands):

Loan Trailing Fee Liability
Fair Value at January 1, 2021	$2,233
Issuances	1,289
Cash payment of Loan Trailing Fee	(1,587)
Change in fair value	248
Fair Value at September 30, 2021	$2,183

Loan Trailing Fee Liability
Fair Value at January 1, 2020	$2,997
Issuances	938
Cash payment of Loan Trailing Fee	(1,867)
Change in fair value	194
Fair Value at September 30, 2020	$2,262

Loan Trailing Fee Liability
Fair Value at July 1, 2021	$2,145
Issuances	472
Cash payment of Loan Trailing Fee	(521)
Change in fair value	87
Fair Value at September 30, 2021	$2,183

Loan Trailing Fee Liability
Fair Value at July 1, 2020	$2,403
Issuances	313
Cash payment of Loan Trailing Fee	(596)
Change in fair value	142
Fair Value at September 30, 2020	$2,262

Significant Recurring Level 3 Fair Value Asset and Liability Input Sensitivity
Key economic assumptions are used to compute the fair value of Borrower Loans. The sensitivity of the fair value to immediate changes in assumptions at September 30, 2021 and December 31, 2020 for Borrower Loans are presented in the following table (in thousands, except percentages).

Borrower Loans:	September 30, 2021	December 31, 2020
Fair value, using the following assumptions:	$254,680	$209,670
Weighted-average discount rate	6.71%	8.93%
Weighted-average default rate	10.66%	12.26%

Fair value resulting from:
100 basis point increase in discount rate	$252,139	$207,810
200 basis point increase in discount rate	$249,663	$205,994
Fair value resulting from:
100 basis point decrease in discount rate	$257,286	$211,575
200 basis point decrease in discount rate	$259,962	$213,527

Fair value resulting from:
10 percent increase in default rate	$252,459	$207,594
20 percent increase in default rate	$250,253	$205,528
Fair value resulting from:
10 percent decrease in default rate	$256,914	$211,755
20 percent decrease in default rate	$259,161	$213,851

Key economic assumptions are used to compute the fair value of Notes. The sensitivity of the fair value to immediate changes in assumptions at September 30, 2021 and December 31, 2020 for Notes funded through the Note Channel are presented in the following table (in thousands, except percentages).

Notes	September 30, 2021	December 31, 2020
Fair value, using the following assumptions:	$253,242	$208,379
Weighted-average discount rate	6.71%	8.93%
Weighted-average default rate	10.66%	12.26%

Fair value resulting from:
100 basis point increase in discount rate	$250,713	$206,528
200 basis point increase in discount rate	$248,247	$204,720
Fair value resulting from:
100 basis point decrease in discount rate	$255,838	$210,274
200 basis point decrease in discount rate	$258,503	$212,217

Fair value resulting from:
10 percent increase in default rate	$251,021	$206,304
20 percent increase in default rate	$248,814	$204,238
Fair value resulting from:
10 percent decrease in default rate	$255,477	$210,463
20 percent decrease in default rate	$257,727	$212,558

Key economic assumptions are used to compute the fair value of Servicing Assets. The sensitivity of the current fair value to immediate changes in assumptions at September 30, 2021 and December 31, 2020 for Servicing Assets are presented in the following table (in thousands, except percentages).

Servicing Assets	September 30, 2021	December 31, 2020
Fair value, using the following assumptions:	$9,968	$11,088
Weighted-average market servicing rate	0.650%	0.631%
Weighted-average prepayment rate	18.89%	19.84%
Weighted-average default rate	11.83%	12.78%

Fair value resulting from:
Market servicing rate increase of 0.025%	$9,333	$10,424
Market servicing rate decrease of 0.025%	$10,602	$11,752

Fair value resulting from:
Applying a 1.1 multiplier to prepayment rate	$9,774	$10,874
Applying a 0.9 multiplier to prepayment rate	$10,164	$11,304

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$9,836	$10,936
Applying a 0.9 multiplier to default rate	$10,100	$11,239

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
Pursuant to the Marketing Agreement Amendment, the marketing fee that Prosper receives in connection with the origination of each loan is partially reduced by an amount (the “Designated Amount”) calculated as a percentage of the principal amount of such loan based on the aggregate principal amount of loans originated for the applicable month. To the extent the aggregate Designated Amount for all loans originated during any month is less than $143,500 through February 1, 2022, and $100,000 thereafter through February 1, 2025, Prosper is required to pay WebBank an amount equal to such deficiency. Accordingly, the minimum fee for the remaining three months of 2021 is $0.4 million. The minimum fee is then $1.2 million for each year from 2022 through 2024, and $0.1 million in 2025.

Additionally, under the agreement with WebBank, Prosper is required to maintain minimum net liquidity of $15 million at all times during the term of the agreement. Net liquidity is defined as the sum of Cash, Cash Equivalents and Available for Sale Investments. Violation of this covenant can result in termination of the contract with WebBank. As of September 30, 2021, the Company was in compliance with the covenant.
Loan Purchase Commitments
Under the terms of PFL’s agreement with WebBank, PFL is committed to purchase $13.9 million of Borrower Loans that WebBank originated during the last two business days of the quarter ended September 30, 2021. PFL will purchase these Borrower Loans within the first three business days of the quarter ending December 31, 2021.
Repurchase Obligation
Under the terms of the loan purchase agreements between PFL and investors that participate in the Whole Loan Channel, PFL may, in certain circumstances, become obligated to repurchase a Borrower Loan from an investor. Generally, these circumstances include the occurrence of verifiable identity theft, the failure to properly follow loan listing or bidding protocols, or a violation of the applicable federal, state, or local lending laws. The fair value of the indemnification and repurchase obligation is estimated based on historical experience. PFL recognizes a liability for the repurchase and indemnification obligation when the Borrower Loans are issued. Indemnified or repurchased Borrower Loans associated with violations of federal, state, or local lending laws or verifiable identity theft are written off at the time of repurchase or at the time an indemnification payment is made. The maximum potential amount of future payments associated under this obligation is the outstanding balances of the Borrower Loans issued through the Whole Loan Channel, which as of September 30, 2021 is $2.5 billion. PFL has accrued $0.3 million and $0.2 million as of September 30, 2021 and December 31, 2020, respectively, in regard to this obligation.
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

PFL’s executive officers and directors who are not executive officers participate in its marketplace by placing bids and purchasing Notes. The aggregate amount of the Notes purchased and the income earned by parties deemed to be related parties of PFL for the nine months ended September 30, 2021 and 2020 are summarized below (in thousands):

	Aggregate Amount of Notes Purchased		Interest Earned on Notes
	Three Months Ended September 30,		Three Months Ended September 30,
Related Party	2021	2020	2021	2020
Executive officers and management	$9	$7	$2	$1
Directors (excluding executive officers and management)	—	—	—	—
Total	$9	$7	$2	$1

	Aggregate Amount of Notes Purchased		Interest Earned on Notes
	Nine Months Ended September 30,		Nine Months Ended September 30,
Related Party	2021	2020	2021	2020
Executive officers and management	$26	$19	$5	$4
Directors (excluding executive officers and management)	—	—	—	—
Total	$26	$19	$5	$4

The balance of Notes held by officers and directors who are not executive officers are as follows (in thousands):

	Notes Balance as of
Related Party	September 30, 2021	December 31, 2020
Executive officers and management	$40	$41
Directors (excluding executive officers and management)	—	—
Total	$40	$41

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
During the year ended December 31, 2020, our marketplace facilitated $1.5 billion in Borrower Loan originations, of which $1.4 billion were funded through our Whole Loan Channel, representing 91% of the total Borrower Loans originated through our marketplace during this period. From inception through September 30, 2021, our marketplace facilitated $19.6 billion in Borrower Loan originations, of which $17.5 billion were funded through our Whole Loan Channel, representing 90% of the total Borrower Loans originated through our marketplace during this period. For the three months ended September 30, 2021, our marketplace facilitated $514.2 million in Borrower Loan originations, an increase of 55% from the same period in 2020. The percentage of loans funded through the Whole Loan Channel for the three months ended September 30, 2021 was 88%.
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
Recent Developments
Prosper continues to track the impact of COVID-19 and its variants on our communities, and is offering assistance to qualified borrowers who are facing financial hardship as a result of the COVID-19 pandemic. These relief options include, among other things, the ability to delay up to four monthly loan payments, the ability to reduce minimum monthly payments for up to 12 months and extend the term of the loan by up to 11 months, and waived late and non-sufficient funds fees. Since COVID-19 relief was first offered in March 2020 and through September 30, 2021, approximately 10% of our outstanding loan balances on a cumulative basis have enrolled in at least one of these COVID-19 relief programs. Approximately 1% of our outstanding loan balances are actively enrolled in at least one relief program as of September 30, 2021. Overall requests for COVID-19 relief are declining; however, enrollment may continue as long as the pandemic continues to trigger financial hardship for borrowers.

Key Operating and Financial Metrics (in thousands)
The following table displays our key operating and financial metrics for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Loan Originations	$514,220	$331,032	$1,422,891	$1,031,050
Transaction Fees, Net	23,626	15,075	65,397	46,889
Whole Loans Outstanding (1)	2,549,123	2,889,707	2,549,123	2,889,707
Servicing Fees, Net	3,840	4,396	10,807	15,113
Total Net Revenue	36,786	36,703	104,636	66,205
Core Revenue (2)	36,786	36,703	104,636	66,205
Net (Loss) Income	(88,061)	(2,025)	(138,755)	36,746
Adjusted EBITDA (2)	3,032	12,321	7,722	(18,851)
(1) Balance as of September 30.
(2) Core Revenue and Adjusted EBITDA are non-GAAP Financial measures. For more information regarding these measures and a reconciliation of these measures to the most comparable US GAAP measure, see “Non-GAAP Financial Measures.”
Loan Originations
From inception through September 30, 2021, a total of 1,542,352 Borrower Loans totaling $19.6 billion were originated through Prosper’s marketplace.
For the three months ended September 30, 2021, 49,124 Borrower Loans totaling $514.2 million were originated through Prosper’s marketplace, compared to 27,306 Borrower Loans totaling $331.0 million during the three months ended September 30, 2020. This represents an increase of 80% in terms of the number of loans and an increase of 55% in the dollar amount of loans. The originations increase for the quarter ended September 30, 2021 versus the quarter ended September 30, 2020 was due primarily to increased investor demand, lower rates offered to borrowers and less restrictive underwriting requirements, and is reflective of the general economic recovery since the start of the COVID-19 pandemic.
Loan origination volume by Prosper Rating was as follows for the periods presented (in millions, except percentage):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	Amount	%	Amount	%	Amount	%	Amount	%
AA	$60.1	12%	$66.5	20%	$200.0	14%	$177.6	17%
A	96.8	19%	116.1	35%	296.4	21%	314.9	31%
B	83.7	16%	69.3	21%	215.5	15%	244.7	24%
C	73.8	14%	42.3	13%	164.3	12%	171.4	16%
D	34.0	7%	9.6	3%	61.8	4%	49.6	5%
E	11.6	2%	2.0	—%	17.8	1%	13.6	1%
HR	0.2	—%	0.1	—%	0.8	—%	1.9	—%
Other (1)	154.0	30%	25.1	8%	466.3	33%	57.4	6%
Total	$514.2		$331.0		$1,422.9		$1,031.1
(1) Represents loans originated through the Prosper platform via the Whole Loan Channel but not assigned Prosper Ratings. These loans are sold only to institutional investors and based on specific underwriting criteria and custom risk models developed by these investors.

For the three and nine months ended September 30, 2021, the mix of originations on the Prosper platform was generally reflective of less restrictive underwriting standards as compared to the three and nine months ended September 30, 2020, as the economy continued to recover from the COVID-19 pandemic. There has also been a significant increase in the number and dollar amount of loans not assigned Prosper ratings as the Company continues to sell higher risk loans through the Whole Loan Channel to institutional investors that rely on their own custom risk models to underwrite the loans.

Results of Operations
Overview
The following tables summarize Prosper’s net (loss) income for the three and nine months ended September 30, 2021 and 2020 (in thousands, except percentages):

	Three Months Ended September 30,
	2021	2020	Change	% Change
Total Net Revenues	$36,786	$36,703	$83	—%
Total Expenses	124,826	38,694	86,132	223%
Net Loss Before Taxes	(88,040)	(1,991)	(86,049)	4,322%
Income Tax Expense	(21)	(34)	13	(38)%
Net Loss	$(88,061)	$(2,025)	$(86,036)	4,249%

	Nine Months Ended September 30,
	2021	2020	Change	% Change
Total Net Revenues	$104,636	$66,205	$38,431	58%
Total Expenses	243,328	29,357	213,971	n/m
Net (Loss) Income Before Taxes	(138,692)	36,848	(175,540)	(476)%
Income Tax Expense	(63)	(102)	39	(38)%
Net (Loss) Income	$(138,755)	$36,746	$(175,501)	(478)%
n/m: not meaningful
Total net revenues for the three months ended September 30, 2021 increased $0.1 million as compared to the same period in 2020. The increase was primarily attributable to a $8.6 million increase in Transaction Fees, Net, as well as a $1.1 million increase in Gain on Sale of Borrower Loans, both of which are due to the increase in originations during this time, which was in turn driven by reduced investor demand, higher rates offered to borrowers and tighter underwriting requirements in the prior year due to the COVID-19 pandemic. These increases were partially offset by a $6.8 million decrease in Change in Fair Value of Financial Instruments, Net, from a $4.7 million gain for the three months ended September 30, 2020 to a $2.1 million loss for the three months ended September 30, 2021. The gain in the prior year was largely due to the increase in value of the Company’s financial instruments (in particular the securitized Borrower Loans) following the negative economic impact of the COVID-19 pandemic on the fair value of financial instruments in the first half of 2020. In 2021, the Company’s financial instruments continued to perform well, but the fair value adjustments were less impactful. There was also a $2.8 million decrease in Total Interest Income (Expense), Net, due primarily to the lower outstanding principal balances on securitized Borrower Loans (prior to their deconsolidation from our balance sheet on September 27, 2021, as discussed in Note 6 of the accompanying condensed consolidated financial statements).
Total expenses for the three months ended September 30, 2021 increased $86.1 million as compared to the same period in 2020, primarily due to a $86.7 million loss from Change in Fair Value of Convertible Preferred Stock Warrants, which compared to a $11.4 million loss for the three months ended September 30, 2020. The increased loss from the prior year was due to a greater increase in the fair value of the underlying Convertible Preferred Stock. There was also a combined $9.3 million increase in Origination and Servicing, Sales and Marketing and General and Administrative expenses, as costs increased to support the higher originations in 2021. Additionally, various cost reductions were achieved in 2020 in response to the COVD-19 pandemic, including lower compensation and professional services costs. For the three months ended September 30, 2021, we recognized a $1.5 million loss related to the deconsolidation of our securitization VIEs, which is more fully discussed in Note 6 of the accompanying condensed consolidated financial statements. Accordingly, the net loss for the three months ended September 30, 2021 increased $86.0 million when compared to the net loss for the three months ended September 30, 2020.
Total net revenues for the nine months ended September 30, 2021 increased $38.4 million as compared to the same period in 2020. The increase was primarily attributable to the Change in Fair Value of Financial Instruments, Net, which is a $4.5 million loss for the nine months ended September 30, 2021, as compared to a $34.6 million loss for the nine months ended September 30, 2020, a $30.1 million change. The loss in the prior year was largely due to the economic impact of the COVID-19 pandemic, which negatively impacted the fair value of our Borrower Loans and Loans Held for Sale. Additionally, there was a $18.5 million increase in Transaction Fees, Net, and a $1.8 million increase in Gain on Sale of Borrower Loans, both of which were due to the increase in originations during this time. These increases were partially offset by a $8.0 million decrease in Total Interest Income (Expense), Net, due primarily to lower outstanding principal balances on securitized Borrower Loans (prior to their deconsolidation from the balance sheet on September 27, 2021), and a $4.3 million decrease in Servicing Fees, Net, as the servicing book of whole loans declined and we increased our base market servicing rate assumption from 0.625% to 0.648%.
Total expenses for the nine months ended September 30, 2021 increased $214.0 million as compared to the same period in 2020, primarily due to a $136.8 million loss from the Change in Fair Value of Convertible Preferred Stock Warrants, which compared to a $63.6 million gain for the nine months ended September 30, 2020. The loss in 2021 is driven by an increase in the fair value of the underlying Convertible Preferred Stock, which decreased in 2020. Origination and Servicing, Sales and Marketing and General and Administrative expenses increased a combined $12.0 million from the prior year, as costs increased to support the higher originations in 2021. Additionally, various cost reductions were achieved in 2020 in response to the COVID-19 pandemic, including lower compensation and professional services costs. For the nine months ended September 30, 2021, we also recognized a $1.5 million loss related to the deconsolidation of our securitization VIEs, which is more fully discussed in Note 6 of the accompanying condensed consolidated financial statements. Accordingly, the net loss for the nine months ended September 30, 2021 increased $175.5 million when compared to the net income generated for the nine months ended September 30, 2020.

Revenues
The following tables summarize our revenues for the three and nine months ended September 30, 2021 and September 30, 2020 (in thousands, except percentages):

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
Operating Revenues:
Transaction Fees, Net	$23,626	$15,075	$8,551	57%
Servicing Fees, Net	3,840	4,396	(556)	(13)%
Gain on Sale of Borrower Loans	1,928	786	1,142	145%
Other Revenues	1,059	569	490	86%
Total Operating Revenues	30,453	20,826	9,627	46%

Interest Income (Expenses):
Interest Income on Borrower Loans and Loans Held for Sale	21,495	25,693	(4,198)	(16)%
Interest Expense on Financial Instruments	(13,091)	(14,519)	1,428	(10)%
Total Interest Income (Expense), Net	8,404	11,174	(2,770)	(25)%
Change in Fair Value of Financial Instruments, Net	(2,071)	4,703	(6,774)	(144)%
Total Net Revenues	$36,786	$36,703	$83	—%

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
Operating Revenues:
Transaction Fees, Net	$65,397	$46,889	$18,508	39%
Servicing Fees, Net	10,807	15,113	(4,306)	(28)%
Gain on Sale of Borrower Loans	4,917	3,147	1,770	56%
Other Revenues	2,524	2,147	377	18%
Total Operating Revenues	83,645	67,296	16,349	24%

Interest Income (Expenses):
Interest Income on Borrower Loans and Loans Held for Sale	64,441	79,982	(15,541)	(19)%
Interest Expense on Financial Instruments	(38,969)	(46,472)	7,503	(16)%
Total Interest Income (Expense), Net	25,472	33,510	(8,038)	(24)%
Change in Fair Value of Financial Instruments, Net	(4,481)	(34,601)	30,120	(87)%
Total Net Revenues	$104,636	$66,205	$38,431	58%
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
Transaction fees increased $8.6 million, or 57%, for the three months ended September 30, 2021, as compared to the corresponding period in 2020. This increase was consistent with the higher origination volume discussed above.
Transaction fees increased $18.5 million, or 39%, for the nine months ended September 30, 2021, as compared to the corresponding period in 2020. This increase was consistent with the higher origination volume discussed above.

Servicing Fees, Net
Investors who purchase Borrower Loans from Prosper through the Whole Loan Channel typically pay us a servicing fee, which is generally set at 1.075% per annum of the outstanding principal balance of the Borrower Loan prior to applying the current payment. The servicing fee compensates us for the costs incurred in servicing the Borrower Loan, including managing payments from borrowers, payments to investors and maintaining investors’ account portfolios. We record Servicing Fees from investors as a component of operating revenue when received. The decreases in Servicing Fees for both the three and nine months ended September 30, 2021, as compared to the corresponding periods in 2020, were primarily due to a lower average principal balance of whole loans serviced, which was in turn due primarily to (a) the reduced originations in the prior year as a result of the COVID-19 pandemic, and (b) an increase in the principal balance of loans held in consolidated warehouse trusts.
We also increased our base market servicing rate from 0.625% to 0.648% in the third quarter of 2021, primarily due to observations of increased market servicing compensation rates. Our updated base market servicing rate estimate was developed with the assistance of a valuation specialist. This change resulted in a decrease in Servicing Fees, Net of approximately $0.5 million for both the three and nine months ended September 30, 2021.
Additionally, net collections fees income decreased approximately $1.6 million for the nine months ended September 30, 2021, as compared to the same period in 2020, as the Company increased its usage of collection agencies at the start of the COVID-19 pandemic without a corresponding increase in collection fees during this time.
Gain on Sale of Borrower Loans
Gain on Sale of Borrower Loans consists of net gains on Borrower Loans sold through the Whole Loan Channel. The increases in Gain on Sale of Borrower Loans for both the three and nine months ended September 30, 2021, as compared to the corresponding periods in 2020, were primarily due to increases in the volume of whole loans sold due to higher originations, as discussed above.
Other Revenues
Other Revenues consist primarily of credit referral and incentive fees. Credit referral fees are earned from partner companies for the referral of customers on our platform, while incentive fees are earned from partner companies through our incentive programs. The $0.5 million and $0.4 million increases in Other Revenues for the three and nine months ended September 30, 2021, respectively, as compared to the corresponding periods in 2020, were due primarily to increased application volume referred to our credit referral partners, and additional incentive fees earned for this period.
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
The decrease of $2.8 million, or 25%, in Total Interest Income (Expense), Net for the three months ended September 30, 2021, as compared to the corresponding period in 2020 was primarily due to lower outstanding principal balances on securitized Borrower Loans prior to their deconsolidation from our balance sheet as of September 27, 2021, as there have been no new securitizations since 2019. Net interest income from the securitizations decreased approximately $3.7 million as compared to the prior year. This was partially offset by a $0.6 million increase in net interest income from Loans Held for Sale, as we increased the usage of our Warehouse Lines and the principal balance on those loans increased. Additionally, there was a $0.3 million increase in net interest income due to a decrease in the amortization of warehouse line and securitization setup costs due to the timing of when these costs were incurred in 2019.
The decrease of $8.0 million, or 24%, in Total Interest Income (Expense), Net for the nine months ended September 30, 2021, as compared to the corresponding period in 2020 was also primarily due to lower outstanding principal balances on securitized Borrower Loans. Net interest income from securitizations decreased approximately $12.8 million as compared to the prior year. This was partially offset by a $3.9 million increase in net interest income from Loans Held for Sale, as we increased the usage of our Warehouse Lines and the principal balance on those loans increased. Additionally, there was a $1.0 million increase in net interest income due to a decrease in the amortization of warehouse line and securitization setup costs due to the timing of when these costs were incurred in 2019.

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
In 2019, we co-sponsored and consolidated three securitization transactions. On September 27, 2021, we sold our interest in residual certificates issued by these three consolidated securitizations and ceased to be the primary beneficiary. As a result, we deconsolidated these entities from our financial statements on that date, including the Borrower Loans and Certificates Issued by Securitization Trust that were carried at fair value. All necessary fair value adjustments were recorded up to the date of deconsolidation. Refer to Note 6 of the accompanying notes to PMI’s condensed consolidated financial statements for additional information on the deconsolidation of these entities. Changes in the fair value of Borrower Loans held in consolidated securitization trusts are historically negative due to actual charge-offs but could be negative or positive due to changes in fair value adjustments that are attributable to changes in expected credit performance, prepayment rates and implied market discount rates. We earn interest income on loans held in warehouse and securitization trusts during the period we own or consolidate the loans, which partially offsets changes in the fair value of those loans. The following table illustrates the composition of the loans held in warehouse trusts by Prosper Rating, which is an indicator of the credit quality:

	September 30,
	2021	2020
Loans Held for Sale(1):
AA	22%	15%
A	33%	34%
B	29%	36%
C	13%	12%
D	2%	2%
E	1%	1%
HR	—%	—%
Total	100%	100%

(1) The percentages are calculated using the weighted average of month-end principal balances of Loans Held for Sale by Prosper Rating.

Fair values of Borrower Loans, Loans Held for Sale, Notes and Certificates Issued by Securitization Trust are estimated using discounted cash flow methodologies based upon a set of valuation assumptions. The key assumptions used include default rates and prepayment rates derived primarily from historical performance, and discount rates based on estimates of the rates of return that investors would require when investing in other financial instruments with similar characteristics. For the three months ended September 30, 2021 and September 30, 2020, the Change in Fair Value of Financial Instruments, Net was a loss of $2.1 million and a gain of $4.7 million, respectively. For the nine months ended September 30, 2021 and September 30, 2020, the Change in Fair Value of Financial Instruments, Net was a loss of $4.5 million and a loss of $34.6 million, respectively. The increase in the loss for the three months ended September 30, 2021 as compared to the gain for the corresponding period in 2020 is largely reflective of the significantly improved market conditions in the third quarter of 2020 following the initial negative impact of the COVID-19 pandemic earlier in that year. Observable market discount rates and projected default rates decreased during that time, resulting in improved valuations of the Company’s Borrower Loans and Loans Held for Sale. While these loans continued to perform well in the third quarter of 2021, the impact of fair value increases was not as significant as the prior year and a net loss was incurred primarily as a result of net charge-offs, and an increased loss from Certificates Issued by Securitization Trust before these instruments were deconsolidated from our balance sheet on September 27, 2021.
The decrease in the loss for the nine months ended September 30, 2021 was largely due to improvements in the economic landscape since the start of the COVID-19 pandemic in 2020, which negatively impacted the fair value of the financial instruments due to changes in valuation assumptions, including increased discount and default rates. There has also been an overall decrease in net charge-offs due to government stimulus, COVID-19 payment relief programs and tighter underwriting standards implemented by Prosper in response to the COVID-19 pandemic.
For Loans Held for Sale, the loss from changes in fair value was $0.3 million for the three months ended September 30, 2021, due to a $1.3 million gain on fair value offset by $1.6 million in net charge-offs. This compares to the corresponding period in 2020, when fair value gains were $2.9 million, offset by $2.0 million in net charge-offs. For the nine months ended September 30, 2021, the loss from changes in fair value was $0.6 million, which compares to the $12.9 million loss incurred for the same period in 2020. This decrease in loss is attributable in part to a decrease in charge-offs of $0.8 million, but was primarily reflective of decreases in projected future default rates and observable market discount rates.
For Borrower Loans, the loss from changes in fair value was $0.3 million for the three months ended September 30, 2021, which compared to a gain of $7.6 million for the corresponding period in the prior year. This change was attributable to a decrease in fair value adjustments of $11.5 million, partially offset by a decrease in net charge-offs of $3.6 million during this period. These changes are reflective of the continued seasoning of the securitized Borrower Loans, as well as the fair value recovery of Borrower Loans in the third quarter of 2020 following the large negative fair value adjustments recognized in the first quarter of 2020. For the nine months ended September 30, 2021, the gain from changes in the fair value of Borrower Loans was $1.6 million, as compared to a $50.6 million loss for the corresponding period in 2020. This change consisted primarily of a $27.4 million increase in fair value adjustments, driven by more favorable fair value assumptions and borrower payments on previously discounted loans, as well as decreased net charge-offs of $24.9 million, due to the continued seasoning of securitized Borrower Loans.
The fair value adjustment gains related to securitized Borrower Loans also contributed to the $2.8 million and $6.1 million losses from the change in fair value associated with Certificates Issued by Securitization Trust for the three and nine months ended September 30, 2021 and 2020, respectively. The value of these certificates increased as of September 27, 2021 to reflect the price at which we sold our residual certificate holdings to an unrelated third party. Finally, the gains on changes in fair value from Notes of $1.4 million and $0.6 million for the three and nine months ended September 30, 2021, respectively, were generally consistent with charge-offs exceeding positive fair value adjustments for loans funded through the Note Channel.
The following table details the changes in our fair value of our financial instruments for the three and nine months ended September 30, 2021 and 2020, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Assets:
Borrower Loans	$(337)	$7,615	$1,628	$(50,617)
Loans Held for Sale	(296)	940	(581)	(12,886)

Liabilities:
Notes	1,355	(1,860)	635	20,517
Certificates Issued by Securitization Trust	(2,767)	(1,992)	(6,110)	8,389
Total	$(2,045)	$4,703	$(4,428)	$(34,597)

Expenses
The following tables summarize Prosper’s expenses for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,
	2021	2020	Change	% Change
Expenses
Origination and Servicing	$8,983	$6,871	$2,112	31%
Sales and Marketing	8,860	5,362	3,498	65%
General and Administrative - Research and Development	4,156	3,374	782	23%
General and Administrative - Other	14,685	11,777	2,908	25%
Change in Fair Value of Convertible Preferred Stock Warrants	86,728	11,374	75,354	663%
Loss on Deconsolidation of VIEs	1,494	—	1,494	100%
Other Income, Net	(81)	(64)	(17)	27%
Total Expenses	$124,825	$38,694	$86,131	223%

	Nine Months Ended September 30,
	2021	2020	Change	% Change
Expenses
Origination and Servicing	$26,038	$22,682	$3,356	15%
Sales and Marketing	24,486	21,626	2,860	13%
General and Administrative - Research and Development	12,934	11,548	1,386	12%
General and Administrative - Other	41,880	37,485	4,395	12%
Change in Fair Value of Convertible Preferred Stock Warrants	136,845	(63,624)	200,469	(315)%
Impairment Expense	—	228	(228)	(100)%
Loss on Deconsolidation of VIEs	1,494	—	1,494	100%
Other Income, Net	(350)	(588)	238	(40)%
Total Expenses	$243,327	$29,357	$213,970	729%

The following table reflects full-time employees as of September 30, 2021 and 2020 by functional area:

	September 30, 2021	September 30, 2020
Origination and Servicing	124	129
Sales and Marketing	17	15
General and Administrative - Research and Development	95	92
General and Administrative - Other	143	125
Total Headcount	379	361
Origination and Servicing
Origination and Servicing costs consist primarily of salaries, benefits and stock-based compensation expense related to our capital markets, collections, customer support and payment processing employees and vendor costs associated with facilitating and servicing loans. The increase for the three months ended September 30, 2021 of $2.1 million, or 31%, as compared to the corresponding period in the prior year, was primarily due to a $1.2 million combined increase in loan servicing and origination costs, consistent with the increase in originations discussed above. Additionally, compensation expense increased $0.5 million, due primarily to amounts accrued under our long-term incentive plan, which was implemented in November 2020. Internal-use software amortization also increased $0.3 million year-over-year due to the deployment of various marketplace features over the past year.

The increase in Origination and Servicing for the nine months ended September 30, 2021 of $3.4 million, or 15%, as compared to the corresponding period in the prior year, was primarily due to a $1.8 million combined increase in loan servicing and origination costs, consistent with the increase in originations discussed above. Additionally, compensation expense increased $0.7 million, due primarily to amounts accrued under our long-term incentive plan. Internal-use software amortization also increased $0.9 million year-over-year due to the deployment of various marketplace features over the past year.
Sales and Marketing
Sales and Marketing costs consist primarily of affiliate marketing, search engine marketing, online and offline campaigns, email marketing, public relations and direct mail marketing, as well as compensation expenses such as wages, benefits and stock based compensation for the employees who support these activities. For the three months ended September 30, 2021, the increase of $3.5 million, or 65%, was due primarily to a $2.7 million increase in marketing partnership costs, as well as $0.3 million and $0.2 million increases in digital marketing and direct mail costs, respectively. Additionally, compensation expense increased $0.3 million, due primarily to amounts accrued under our long-term incentive plan, which was implemented in November 2020.
For the nine months ended September 30, 2021, the increase in Sales and Marketing of $2.9 million, or 13%, was due primarily to a $4.9 million increase in marketing partnership costs, partially offset by $2.0 million and $0.5 million decreases in direct mail and digital marketing costs, respectively. Additionally, compensation expense increased $0.3 million, due primarily to amounts accrued under our long-term incentive plan.
General and Administrative - Research and Development
General and Administrative – Research and Development costs consist primarily of salaries, benefits and stock-based compensation expense related to our engineering and product development employees, as well as related vendor costs. The increase in General and Administrative – Research and Development for the three months ended September 30, 2021 of $0.8 million, or 23%, was due primarily to a $0.4 million increase in compensation expense, driven primarily by the elimination of temporary salary and benefits reductions that were in place in the third quarter of 2020 in response to the COVID-19 pandemic. There was also a $0.1 million increase from outsourced services, and a $0.1 million increase from facilities costs. We capitalized internal-use software and website development costs in the amount of $2.6 million and $1.8 million for the three months ended September 30, 2021 and 2020, respectively.
For the nine months ended September 30, 2021, the increase in General and Administrative - Research and Development of $1.4 million, or 12%, was due primarily to a $0.3 million increase in software licenses and subscription costs, a $0.2 million increase in outsourced services and a $0.6 million increase in compensation expense, as we continue to invest in our marketplace technology. Additionally, we incurred $0.3 million in executive search costs. We capitalized internal-use software and website development costs in the amount of $7.1 million and $6.5 million for the nine months ended September 30, 2021 and 2020, respectively.
General and Administrative - Other
General and Administrative – Other expenses consist primarily of salaries, benefits and stock-based compensation expense related to our accounting and finance, risk, legal, compliance, human resources and facilities employees, professional fees related to legal and accounting and facilities expenses. The increase in General and Administrative - Other for the three months ended September 30, 2021 of $2.9 million, or 25%, was due primarily to a $1.8 million increase in compensation expense, driven primarily by increased headcount and amounts accrued under our long-term incentive plan, which was implemented in November 2020. There was also a $0.8 million increase in professional services, primarily related to contracts and litigation matters. Additionally, depreciation and facilities costs each increased $0.1 million from the prior year.
The increase in General and Administrative - Other for the nine months ended September 30, 2021 of $4.4 million, or 12%, was due primarily to a $3.5 million increase in compensation expense, driven by increased headcount and amounts accrued under our long-term incentive plan. There was also a $1.0 million increase in professional services, primarily related to contracts and litigation matters. These increases were partially offset by a $0.4 million decrease in facilities and data center costs.
Change in Fair Value of Convertible Preferred Stock Warrants
Change in Fair Value of Convertible Preferred Stock Warrants was a loss of $86.7 million and a loss of $136.8 million for the three and nine months ended September 30, 2021, respectively, due to an increase in the fair value of the underlying Convertible Preferred Stock for the those periods. Change in Fair Value of Convertible Preferred Stock Warrants was a loss of $11.4 million and a gain of $63.6 million for the three and nine months ended September 30, 2020, respectively, due to an increase and a decrease, respectively, in the fair value of the underlying Convertible Preferred Stock for those periods.

Impairment Expense
We recorded a $0.2 million impairment charge for the three months ended June 30, 2020 related to our operating lease right-of-use assets. This impairment was triggered by the non-renewal of certain sublease agreements for a portion of our office space. No impairment was recorded in 2021.
Loss on Deconsolidation of VIEs
As discussed in Note 6 of the accompanying condensed consolidated financial statements, we sold our holdings of residual certificates issued by three consolidated securitization trust VIEs to an unrelated third party on September 27, 2021. As a result of that sale, we determined that we were no longer the primary beneficiary of those VIEs and they were deconsolidated on that date. We recognized a loss on deconsolidation totaling $1.5 million, which consists of the $4.1 million in cash consideration received for the sale of the residual certificates, less net assets deconsolidated of $5.6 million.
Other Income, Net
Other Income, Net was $0.1 million for the three months ended September 30, 2021 and primarily consists of sublease income, interest income on cash and cash equivalents and other miscellaneous items. The decrease in Other Income, Net for the three months ended September 30, 2021, as compared to the corresponding period in 2020, was not significant.
Other Income, Net was $0.4 million for the nine months ended September 30, 2021 and primarily consists of sublease income, interest income on cash and cash equivalents and other miscellaneous items. The decrease in Other Income, Net for the nine months ended September 30, 2021, as compared to the corresponding period in 2020, of $0.2 million was primarily due to a decrease in interest income of $0.2 million, as interest rates declined throughout 2020 and into the beginning of 2021, and a decrease in sublease income of $0.2 million. These decreases were partially offset by a $0.1 million gain recognized as part of the dissolution of our Billguard Ltd. entity in January 2021.
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

Because of these limitations, you should consider Core Revenue alongside other financial performance measures, including Total Net Revenue and our financial results presented in accordance with U.S. GAAP. The following table presents a reconciliation of Total Net Revenue to Core Revenue for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total Net Revenues	$36,786	$36,703	$104,636	$66,205
Less: Fair Value of Warrants Vested on Sale of Borrower Loans	—	—	—	—
Core Revenue	$36,786	$36,703	$104,636	$66,205
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure that we define as Net (Loss) Income adjusted for interest income on Cash and Cash Equivalents, Income Tax Expense, depreciation and amortization, impairment of long-lived assets and Goodwill, stock-based compensation expense, Change in Fair Value of Convertible Preferred Stock Warrants and certain infrequent or unusual transactions. The presentation of non-GAAP financial measures should not be considered in isolation or as a substitute for our financial results prepared in accordance with GAAP.
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

•Loss on deconsolidation of VIEs: We incurred a loss on the deconsolidation of three securitization trust VIEs in the third quarter of 2021, consisting of the net consideration received and net assets deconsolidated. We exclude the impact of this loss because of the infrequent nature of the transaction. Management does not believe that it is reflective of our ongoing operating results.
The following table presents a reconciliation of Net (Loss) Income to Adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net (Loss) Income	$(88,061)	$(2,025)	$(138,755)	$36,746
Depreciation expense:
Servicing and Origination	1,880	1,529	5,236	4,311
General and Administration - Other	659	571	1,859	1,720
Amortization of Intangibles	43	55	129	165
Impairment of Operating Lease Right-of-Use Assets	—	—	—	228
Stock-Based Compensation	270	786	857	1,683
Loss on Deconsolidation of VIEs	1,494	—	1,494	—
Change in the Fair Value of Warrants	86,728	11,374	136,845	(63,624)
Interest Income on Cash and Cash Equivalents	(2)	(3)	(6)	(182)
Income Tax Expense	21	34	63	102
Adjusted EBITDA	$3,032	$12,321	$7,722	$(18,851)

Expenses on the condensed consolidated statements of operations include the following amounts of stock-based compensation expense for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Origination and Servicing	$30	$53	$92	$124
Sales and Marketing	15	25	47	51
General and Administrative	225	708	718	1,508
Total Stock-Based Compensation Expense	$270	$786	$857	$1,683

LIQUIDITY AND CAPITAL RESOURCES
We anticipate that our available funds, Warehouse Lines, and cash flow from operations will be sufficient to meet our operational cash needs for at least the next 12 months.

The following table summarizes our cash flow activities for the three months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,
	2021	2020
Net Loss	$(88,061)	$(2,025)

Net Cash Used in Operating Activities	(52,113)	(15,715)
Net Cash (Used in) Provided by Investing Activities	(5,167)	34,008
Net Cash Provided by (Used in) Financing Activities	8,735	(26,462)
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(48,545)	(8,169)
Cash, cash equivalents and restricted cash at the beginning of the period	261,395	189,893
Cash, cash equivalents and restricted cash at the end of the period	$212,850	$181,724
Cash, Cash Equivalents and Restricted Cash decreased by $48.5 million for the three months ended September 30, 2021, based on the following components:
Operating Activities: $52.1 million in cash was used in operating activities, driven by (a) $29.7 million in cash used for working capital, primarily due to the timing of payments to investors and third-party vendors and (b) $29.0 million in net purchases of Loans Held for Sale, offset by (c) $6.6 million in net loss, net of non-cash items. These non-cash items include the $1.5 million Loss on Deconsolidation of VIEs, which is more fully described in Note 6 of the accompanying condensed consolidated financial statements..
Investing Activities: $5.2 million in cash was used in investing activities due to (a) $64.5 million in purchases of Borrower Loans, and (b) $3.4 million in purchases of property and equipment, primarily consisting of internal-use software, offset by (c) $62.7 million from sales and principal payments of Borrower Loans.
Financing Activities: $8.7 million in cash was provided by financing activities, due primarily to (a) $26.3 million in proceeds from the Warehouse Lines, (b) $18.5 million in proceeds, net of payments, from Notes, at Fair Value, offset by (c) $29.3 million in payments on Notes and Certificates Issued by Securitization Trusts and (d) $6.8 million in net cash and restricted cash outflows from the deconsolidation of the securitization VIEs. This $6.8 million consists of $4.1 million in cash proceeds from the sale of residual certificates, offset by $10.9 million in restricted cash retained by the deconsolidated VIEs.
Cash, Cash Equivalents and Restricted Cash decreased $8.2 million for the three months ended September 30, 2020 based on the following components:
Operating Activities: $15.7 million in cash was used in operating activities, driven by (a) $21.3 million in net purchases of Loans Held for Sale, and (b) $4.5 million in cash used for working capital, primarily due to the timing of payments to investors, offset by (c) $10.1 million in net loss, net of non-cash items.
Investing Activities: $34.0 million in cash was provided by investing activities, due to (a) $67.3 million in principal payments on Borrower Loans, offset by (b) $31.7 million in purchases of Borrower Loans, and (c) $1.5 million in purchases of property and equipment, primarily consisting of internal-use software.
Financing Activities: $26.5 million in cash was used in financing activities, due to (a) $4.7 million in net payments on Notes, at Fair Value, and (b) $49.7 million in payments on Notes and Certificates Issued by Securitization Trusts, offset by (c) $27.9 million in net proceeds from Warehouse Lines.

The following table summarizes our cash flow activities for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net (Loss) Income	$(138,755)	$36,746

Net Cash Provided by (Used in) Operating Activities	51,151	(65,927)
Net Cash Provided by Investing Activities	9,930	113,320
Net Cash Used in Financing Activities	(62,099)	(86,077)
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(1,018)	(38,684)
Cash, cash equivalents and restricted cash at the beginning of the period	213,868	220,408
Cash, cash equivalents and restricted cash at the end of the period	$212,850	$181,724

Cash, Cash Equivalents and Restricted Cash decreased by $1.0 million for the nine months ended September 30, 2021, based on the following components:
Operating Activities: $51.2 million in cash was provided by operating activities, driven by (a) $19.2 million in cash provided by working capital, (b) $14.6 million in net proceeds from Loans Held for Sale, and (c) $17.4 million in net loss, net of non-cash items. These non-cash items include the $1.5 million Loss on Deconsolidation of VIEs, which is more fully described in Note 6 of the accompanying condensed consolidated financial statements.
Investing Activities: $9.9 million in cash was provided by investing activities due to (a) $190.9 million from principal payments on Borrower Loans, offset by (b) $172.1 million in purchases of Borrower Loans and (c) $8.9 million in purchases of property and equipment, primarily consisting of internal-use software.
Financing Activities: $62.1 million in cash was used in financing activities, due primarily to (a) $102.6 million in payments on Notes and Certificates Issued by Securitization Trusts and (b) $6.8 million in net cash and restricted cash outflows from the deconsolidation of the securitization VIEs. This $6.8 million consists of $4.1 million in cash proceeds from the sale of residual certificates, offset by $10.9 million in restricted cash retained by the deconsolidated VIEs. These are offset by (c) $45.7 million in proceeds, net of payments, from Notes, at Fair Value and (d) $3.4 million in net proceeds from Warehouse Lines. We also incurred $1.7 million in debt issuance costs related to the extension of the PWIIT Warehouse Line in March 2021 and the PWIT Warehouse Line in May 2021 (Note 10).
Cash, Cash Equivalents and Restricted Cash decreased $38.7 million for the nine months ended September 30, 2020 based on the following components:
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
We believe our liquidity needs are met through transaction fees, servicing fees, net interest income, proceeds from sales of loans and the residual certificates issued by securitization transactions, draws on Warehouse Lines, proceeds from the PPP loan and Cash and Cash Equivalents. If the financial results anticipated are not achieved, whether due to COVID-19 or otherwise, our sources of liquidity may not be sufficient to meet our operating and liquidity requirements without obtaining additional liquidity which may not be available on favorable terms or at all.
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
Off-Balance Sheet Arrangements
As a result of retaining servicing rights on the sale of Borrower Loans, we are an interest holder in certain special purpose entities that purchase these Borrower Loans. None of these special purpose entities are consolidated as we are not the primary beneficiary. Other than these special purpose entities, as of September 30, 2021, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements or other purposes.
CRITICAL ACCOUNTING POLICIES
Certain of Prosper's accounting policies that involve a higher degree of judgment and complexity are discussed in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in Prosper’s Annual Report on Form 10-K for the year ended December 31, 2020. There have been no significant changes to these critical accounting estimates during the first nine months of 2021.

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
Recent Developments
Prosper continues to track the impact of COVID-19 and its variants on our communities, and is offering assistance to qualified borrowers who are facing financial hardship as a result of the COVID-19 pandemic. These relief options include, among other things, the ability to delay up to four monthly loan payments, the ability to reduce minimum monthly payments for up to 12 months and extend the term of the loan by up to 11 months, and waived late and non-sufficient funds fees. Since COVID-19 relief was first offered in March 2020 and through September 30, 2021, approximately 10% of our outstanding loan balances on a cumulative basis have enrolled in at least one of these COVID-19 relief programs. Approximately 1% of our outstanding loan balances are actively enrolled in at least one relief program as of September 30, 2021. Overall requests for COVID-19 relief are declining; however, enrollment may continue as long as the pandemic continues to trigger financial hardship for borrowers.
Results of Operations
Overview
The following tables summarize Prosper Funding’s net (loss) income for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
Total Net Revenues	$16,881	$12,066	$4,815	40%
Total Expenses	15,624	12,428	3,196	26%
Net Income (Loss)	$1,257	$(362)	$1,619	(447)%

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
Total Net Revenues	$44,903	$38,344	$6,559	17%
Total Expenses	43,746	36,783	6,963	19%
Net Income	$1,157	$1,561	$(404)	(26)%

Total net revenues for the three months ended September 30, 2021 increased $4.8 million, or 40%, from the three months ended September 30, 2020, primarily due to an increase in the number of loan listings on the marketplace during the period, which resulted in increased administration fee revenue for the listing-driven portion of such fee. Additionally, increased originations have led to additional servicing assets and thus a larger Gain on Sale of Borrower Loans. These increases were partially offset by decreased Servicing Fees, Net, due to a lower outstanding Borrower Loan balance in the servicing portfolio. We also increased our base market servicing rate assumption from 0.625% to 0.648% in the third quarter of 2021, which reduced Servicing Fees, Net. Total expenses for the three months ended September 30, 2021 increased $3.2 million, or 26%, from the three months ended September 30, 2020, primarily due to an increase in the number of loans funded during the period, which resulted in increased administration fee expense.
Total net revenues for the nine months ended September 30, 2021 increased $6.6 million, or 17%, from the nine months ended September 30, 2020, primarily due to an increased number of loan listings on the marketplace during the period, which resulted in increased administration fee revenue for the listing-driven portion of such fee. Additionally, increased originations have led to additional servicing assets and thus a larger Gain on Sale of Borrower Loans. These increases were partially offset by decreased Servicing Fees, Net, due to a lower outstanding Borrower Loan balance in the servicing portfolio, as well as the increase in our base market servicing rate assumption from 0.625% to 0.648% in the third quarter of 2021. Total expenses for the nine months ended September 30, 2021 increased $7.0 million, or 19%, from the nine months ended September 30, 2020, primarily due to an increase in the number of loans funded during the period, which resulted in increased administration fee expense. The increases in loan listings and originations are due to increased investor demand, lower rates offered to borrowers and less restrictive underwriting requirements, reflecting the general economic recovery since the start of the COVID-19 pandemic.
Revenues
The following tables summarizes Prosper Funding’s revenue for the three and nine months ended September 30, 2021 and 2020 (in thousands, except percentages):

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
Revenues:
Operating Revenues:
Administration Fee Revenue - Related Party	$9,066	$5,158	$3,908	76%
Servicing Fees, Net	3,954	5,066	(1,112)	(22)%
Gain on Sale of Borrower Loans	2,404	1,247	1,157	93%
Other Revenues	447	107	340	318%
Total Operating Revenues	15,871	11,578	4,293	37%
Interest Income on Borrower Loans	9,574	8,979	595	7%
Interest Expense on Notes	(8,935)	(8,419)	(516)	6%
Net Interest Income	639	560	79	14%
Change in Fair Value of Financial Instruments, Net	371	(72)	443	(615)%
Total Net Revenue	$16,881	$12,066	$4,815	40%

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
Revenues:
Operating Revenues:
Administration Fee Revenue - Related Party	$24,247	$14,733	$9,514	65%
Servicing Fees, Net	11,483	16,782	(5,299)	(32)%
Gain on Sale of Borrower Loans	6,078	4,429	1,649	37%
Other Revenues	804	452	352	78%
Total Operating Revenues	42,612	36,396	6,216	17%
Interest Income on Borrower Loans	27,130	28,126	(996)	(4)%
Interest Expense on Notes	(25,366)	(26,363)	997	(4)%
Net Interest Income	1,764	1,763	1	—%
Change in Fair Value of Financial Instruments, Net	527	185	342	185%
Total Net Revenue	$44,903	$38,344	$6,559	17%

Administration Fee Revenue - Related Party
Prosper Funding primarily generates revenue through license fees it earns under its Administration Agreement with PMI. The Administration Agreement contains a license granted by PFL to PMI that entitles PMI to use the marketplace for, and in relation to: (i) PMI’s performance of its duties and obligations under the Administration Agreement, and (ii) PMI’s performance of its duties and obligations to WebBank under the Loan Account Program Agreement. The Administration Agreement requires PMI to pay PFL a monthly license fee that is partially based on the number of loan listings posted on the marketplace in that month, as well as a rebate fee based on rebates given to investors as an incentive to purchase Borrower Loans from PFL. The increases in Administrative Fee Revenue of $3.9 million and $9.5 million for the three and nine months ended September 30, 2021, respectively, as compared to the corresponding periods in 2020, were primarily due to an increase in loan listings generated on the marketplace during the periods.
Servicing Fees, Net
Investors who purchase Borrower Loans from Prosper Funding through the Whole Loan Channel typically pay Prosper Funding a servicing fee which is currently set at 1.075% per annum of the outstanding principal balance of the Borrower Loan prior to applying the current payment. The servicing fee compensates Prosper Funding for the costs incurred in servicing the Borrower Loan, including managing payments from borrowers, managing payments to investors and maintaining investors’ account portfolios. Prosper Funding records Servicing Fees from investors as a component of operating revenue when received. The decreases in Servicing Fees of $1.1 million and $5.3 million for the three and nine months ended September 30, 2021, respectively, as compared to the corresponding periods in 2020, were primarily due to lower outstanding balances of Borrower Loans in the servicing pool. We also increased our base market servicing rate from 0.625% to 0.648% in the third quarter of 2021, primarily due to observations of increased market servicing compensation rates. Our updated base market servicing rate estimate was developed with the assistance of a valuation specialist. This change resulted in a decrease in Servicing Fees, Net of approximately $0.5 million for both the three and nine months ended September 30, 2021.
Gain on Sale of Borrower Loans
Gain on Sale of Borrower Loans consists of net gains (losses) on Borrower Loans sold through the Whole Loan Channel. The increases in Gain on Sale of Borrower Loans of $1.2 million and $1.6 million for the three and nine months ended September 30, 2021, as compared to the same periods in 2020, are due to increased whole loan originations during those periods.
Other Revenues
Other Revenues consists primarily of incentive fees earned from whole loan purchasers, as well as fees earned from facilitating securitizations for whole loan purchasers, which are recognized over the term of the underlying securitization. It also includes the impact of changes in the reserve for loan repurchases and other miscellaneous items. The $0.3 million and $0.4 million increases in Other Revenues for the three and nine months ended September 30, 2021, respectively, as compared to the corresponding periods in 2020, are primarily due to increased incentive fees generated from a whole loan purchaser.
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
Overall, the increases in net interest income for the three and nine months ended September 30, 2021, as compared to the same periods in 2020, were not significant.
Change in Fair Value of Financial Instruments, Net
Change in Fair Value of Financial Instruments, Net captures gains (losses) in fair value estimates using discounted cash flow methodologies that are based upon a set of valuation assumptions. The key assumptions used in valuation include default and prepayment rates derived from historical performance and discount rates that reflect estimates of the rates of return that investors would require when investing in other financial instruments with similar characteristics. Changes in fair value of Borrower Loans funded through the Note Channel are largely offset by the changes in fair value of the corresponding Notes due to the borrower payment-dependent structure, though differences may arise due to other factors such as projected charge-offs and the expected recovery of charged-off loans.
The following table summarizes the fair value adjustments for the three and nine month periods ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Borrower Loans	$(984)	$1,788	$(108)	$(20,331)
Notes	1,355	(1,860)	635	20,517
Total	$371	$(72)	$527	$186
Expenses
The following tables summarize Prosper Funding’s expenses for the three and nine month periods ended September 30, 2021 and 2020 (in thousands, except percentages):

	Three Months Ended September 30,
	2021	2020	Change	% Change
Expenses:
Administration Fee - Related Party	$13,686	$10,997	$2,689	24%
Servicing	1,830	1,327	503	38%
General and Administrative	108	104	4	4%
Total Expenses	$15,624	$12,428	$3,196	26%

	Nine Months Ended September 30,
	2021	2020	Change	% Change
Expenses:
Administration Fee - Related Party	$38,653	$32,855	$5,798	18%
Servicing	4,729	3,657	1,072	29%
General and Administrative	364	271	93	34%
Total Expenses	$43,746	$36,783	$6,963	19%
Administration Fee - Related Party
Pursuant to the Administration Agreement between Prosper Funding and PMI, PMI manages the marketplace on behalf of Prosper Funding. Accordingly, each month Prosper Funding is required to pay PMI (a) a corporate administration fee of $500,000 per month, (b) a fee for each Borrower Loan originated through the marketplace, (c) 62.5% of all Servicing Fees collected by or on behalf of Prosper Funding, and (d) all nonsufficient funds fees collected by or on behalf of Prosper Funding. The increases in Administration Fee expense for the three and nine months ended September 30, 2021, as compared to the same periods in 2020, were due to increased origination volume of Borrower Loans for the current periods. In general, the Administration Fee - Related Party will not fluctuate directly in line with the Administration Fee Revenue - Related Party due to both the flat corporate administrative fee, as well as the fact that Prosper Funding pays fees for three different services, but receives a fee based only the number of loans listed on the platform.
Servicing
Servicing costs consist primarily of vendor and borrower costs, as well as depreciation of internal-use software associated with servicing Borrower Loans. The increases in Servicing costs for the three and nine months ended September 30, 2021, as compared to the corresponding periods in 2020, were primarily driven by the increase in originations and the depreciation of internal-use software during this time.
General and Administrative
General and Administrative costs consist primarily of bank service charges and professional fees. Changes in General and Administrative costs were not significant for the three and nine months ended September 30, 2021 and 2020.

LIQUIDITY AND CAPITAL RESOURCES
We anticipate that our available funds and cash flow from operations will be sufficient to meet our operational cash needs for at least the next 12 months.
The following table summarizes Prosper Funding’s cash flow activities for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net Income	$1,157	$1,561

Net Cash Provided by Operating Activities	19,681	8,560
Net Cash (Used in) Provided by Investing Activities	(50,702)	13,797
Net Cash Provided by (Used in) Financing Activities	45,703	(21,248)
Net Increase in Cash, Cash Equivalents and Restricted Cash	14,682	1,109
Cash, cash equivalents and restricted cash at the beginning of the period	140,924	117,861
Cash, cash equivalents and restricted cash at the end of the period	$155,606	$118,970

Cash, Cash Equivalents and Restricted Cash increased $14.7 million for the nine months ended September 30, 2021, based on the following components:
Operating Activities: $19.7 million was provided by operating activities, driven by cash from working capital of $14.4 million, primarily due to the timing of payments to PMI and investors, and $5.3 million from net income, net of non-cash adjustments.
Investing Activities: $50.7 million was used in investing activities, due to $172.1 million in purchases of Borrower Loans and $5.4 million in purchases of property and equipment, partially offset by $126.7 million of principal payments under Borrower Loans.
Financing Activities: $45.7 million was provided by financing activities, due to $172.2 million in proceeds from the issuance of Notes, at Fair Value, partially offset by $126.5 million in payments for Notes, at Fair Value.
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
Financing Activities: $21.2 million was used in financing activities, due to $114.1 million in payments for Notes, at Fair Value and $4.5 million in distributions to PMI, partially offset by $97.3 million from proceeds from the issuance of Notes, at Fair Value.
Income Taxes
Prosper Funding incurred no income tax expense for the nine months ended September 30, 2021 and 2020. Prosper Funding is a US disregarded entity for income tax purposes and the income and loss is included in the return of its parent, PMI. Given PMI’s history of taxable losses, it is difficult to accurately forecast how Prosper’s and Prosper Funding’s results will be affected by the realization and use of net operating loss carry forwards.
Off-Balance Sheet Arrangements
As a result of retaining servicing rights on the sale of Borrower Loans, Prosper Funding is a variable interest holder in certain special purposes entities that purchase these Borrower Loans. None of these special interest entities are consolidated as Prosper Funding is not the primary beneficiary. Otherwise as of September 30, 2021, Prosper Funding has not engaged in any off-balance sheet financing activities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND INTEREST RATE RISK
PROSPER MARKETPLACE, INC.
Market Risk
Market risk is the risk of loss to future earnings, values, or future cash flows that may result from changes in financial market prices and interest rates.
Through the Warehouse Lines we invest in Loans Held for Sale. Investments in interest-earning instruments carry a degree of interest rate risk. Changes in U.S. interest rates affect the market value of these Loans Held for Sale on our balance sheet. Our future investment income may fall short of expectations, or we may suffer a loss in principal if we are forced to sell Loans Held for Sale that have declined in market value due to changes in interest rates, loss assumptions or overall market conditions. Changes in the market value of Loans Held for Sale are recorded on the Consolidated Statement of Operations. The fair value of Loans Held for Sale was $285.9 million and $274.6 million as of September 30, 2021 and December 31, 2020, respectively.
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
We are also exposed to variable interest rate risk under the debt from the Warehouse Lines, which had an outstanding balance of $245.8 million and $242.5 million as of September 30, 2021 and December 31, 2020, respectively. To reduce the impact of large fluctuations in interest rates, we hedged a portion of our interest rate risk by entering into a derivative agreement with a financial institution, which is currently out of the money. The derivative agreement that we use to manage the risk associated with fluctuations in interest rates may not be able to eliminate the exposure to these changes. Interest rates are sensitive to numerous factors outside of our control, such as government and central bank monetary policy in the United States. Depending on the size of the exposures and the relative movements of interest rates, if we choose not to hedge or fail to effectively hedge our exposure, we could experience a material adverse effect on our results of operations and financial condition.
PMI had cash and cash equivalents of $55.9 million and $50.1 million as of September 30, 2021 and December 31, 2020, respectively. These amounts were held in various unrestricted deposits with highly rated financial institutions and short-term, highly liquid marketable securities which may include money market funds, U.S. Treasury securities, and U.S. agency securities. Cash and Cash Equivalents are held for working capital purposes. Due to their short-term nature, Prosper believes that it does not have any material exposure to changes in the fair value of these liquid investments as a result of changes in interest rates. Decreases in short-term interest rates will moderately reduce interest income on these Cash and Cash Equivalents. Increases in short-term interest rates will moderately increase the interest income earned on the Cash and Cash Equivalents.
Interest Rate Sensitivity
As more fully described in Note 7, Fair Value of Assets and Liabilities, of Prosper's condensed consolidated financial statements attached to this Quarterly Report on Form 10-Q, the combined fair value of Borrower Loans and Loans Held for Sale is $540.6 million as of September 30, 2021, determined using a weighted-average discount rate of 6.50%. The combined fair value of Borrower Loans (including securitized Borrowing Loans, which were deconsolidated from Prosper’s balance sheet on September 27, 2021) and Loans Held for Sale was $652.9 million as of December 31, 2020, determined using a weighted-average discount rate of 8.26%. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $5.4 million and $5.8 million in the fair value of Prosper’s investment in Borrower Loans and Loans Held for Sale as of September 30, 2021 and December 31, 2020, respectively. A hypothetical 100 basis point decrease in interest rates would result in an increase of approximately $5.5 million and $5.9 million in the fair value of Prosper’s investment in Borrower Loans and Loans Held for Sale as of September 30, 2021 and December 31, 2020, respectively. Any realized or unrealized gains or losses resulting from such interest rate change would be recorded in our statement of operations so long as we hold these Borrower Loans and Loans Held for Sale on our balance sheet.
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
Prosper Funding had cash and cash equivalents of $8.4 million as of September 30, 2021, and $8.6 million as of December 31, 2020. These amounts were held in various unrestricted deposits with highly rated financial institutions and short term, highly liquid marketable securities which may include money market funds, U.S. treasury securities and U.S. agency securities. Cash and cash equivalents are held for working capital purposes. Due to their short-term nature, Prosper Funding believes that it does not have any material exposure to changes in the fair value of these liquid investments as a result of changes in interest rates. Decreases in short-term interest rates will moderately reduce interest income on these cash and cash equivalents, while increases in short-term interest rates will moderately increase the interest income earned on these cash and cash equivalent balances.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Registrants’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are designed to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the SEC, and that such information is accumulated and communicated to management, including to each Registrant’s Principal Executive Officer (PEO) and Principal Financial Officer (PFO), to allow timely decisions regarding required disclosures. The management of each Registrant, with the participation of such Registrant’s PEO and PFO, has evaluated the effectiveness of such Registrant’s disclosure controls and procedures as of September 30, 2021. Based on this evaluation, each Registrant’s PEO and PFO have concluded that these disclosure controls and procedures were effective as of September 30, 2021.
Changes in Internal Control Over Financial Reporting
There were no changes in either Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, either Registrant’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
In March 2021, PMI and PFL accepted service of a complaint via email. PMI, PFL and Velocity Investments, LLC, an accounts receivable management company (“Velocity”), were each named in a purported class action lawsuit brought by two individual plaintiffs in the Circuit Court for Montgomery County, Maryland, filed on February 3, 2021 (the “Maryland Litigation”). The complaint asserts, on behalf of the plaintiffs and the class members, claims for violation of certain Maryland state laws and seeks damages. The plaintiffs also seek a declaration of requirement for Maryland licensure and that PMI, PFL, and Velocity did not have the right to collect money from the plaintiffs and the class members on the loan accounts. On April 8, 2021, the lawsuit was moved to the United States District Court for the District of Maryland. On July 15, 2021, plaintiff dismissed its related petition to stay arbitration and demand declaratory judgment in the Circuit Court for Montgomery County,

Maryland, but joined PMI, PFL, and Velocity to another petition, Khan v. Crown Asset Management, LLC, Case No. 485569V, which was also filed in the Circuit Court for Montgomery County, Maryland on March 22, 2021 (the “Related Maryland Litigation”). The Related Maryland Litigation was removed on July 29, 2021 to the United States District Court for the District of Maryland. PMI and PFL plan to vigorously contest these claims. At this time, we cannot predict the outcome of this matter or estimate the amount of damages, if any, that may be awarded.

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

4.3	First Supplemental Indenture, dated May 10, 2013, between Prosper Funding LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 of PMI and PFL's Quarterly Report on Form 10-Q, filed on August 14, 2013)

10.1	Promissory Note, dated April 24, 2020, by and between Broadway National Bank and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.1 of PMI’s Current Report on Form 8-K, filed on April 30, 2020)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PMI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PMI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021

31.3	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PFL’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021

31.4	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PFL’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to PMI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021

32.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to PFL’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	Taxonomy Extension Calculation Linkbase Document

101.LAB	Taxonomy Extension Label Linkbase Document

101.PRE	Taxonomy Extension Presentation Linkbase Document

101.DEF	Taxonomy Extension Definition Linkbase Document

(1)	Filed herewith.
(2)	Management Contract or Compensatory Plan or Arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSPER MARKETPLACE, INC.
PROSPER FUNDING LLC

November 12, 2021	/s/ David Kimball
David Kimball
Chief Executive Officer of Prosper Marketplace, Inc.
Chief Executive Officer of Prosper Funding LLC
(Principal Executive Officer)

November 12, 2021	/s/ Usama Ashraf
Usama Ashraf
President and Chief Financial Officer of Prosper Marketplace, Inc.
President, Chief Financial Officer and Treasurer of Prosper Funding LLC
(Principal Financial Officer)