Form 10-K
period 2021-12-31
PROSPER MARKETPLACE, INC; Prosper Funding LLC
filed 2022-03-28
CIK 1416265, 1542574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

	Aggregate Market Value of Voting and Non-Voting Common Equity Held by Non-Affiliates of the Registrant at	Number of Shares of Common Stock of the Registrant Outstanding at
	June 30, 2021	March 21, 2022
Prosper Marketplace, Inc.	(a)	72,398,859
($0.01 par value)
Prosper Funding LLC	(a)(b)	None
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

Except as the context requires otherwise, as used herein, “Registrants” refers to Prosper Marketplace, Inc. (“PMI”), a Delaware corporation, and its wholly owned subsidiary, Prosper Funding LLC (“PFL”), a Delaware limited liability company; “we,” “us,” “our,” “Prosper,” and the “Company” refer to PMI and its wholly owned subsidiaries, PFL, BillGuard, Inc. (“BillGuard”), a Delaware corporation, Prosper Healthcare Lending LLC (“PHL”), a Delaware limited liability company, Prosper Warehouse I Trust (“PWIT”), a Delaware statutory trust, Prosper Warehouse II Trust (“PWIIT”), a Delaware statutory trust, Prosper Marketplace Issuance Trust, Series 2019-1 (“PMIT 2019-1”, deconsolidated on September 27, 2021), a Delaware statutory trust, Prosper Marketplace Issuance Trust, Series 2019-2 (“PMIT 2019-2”, deconsolidated on September 27, 2021), a Delaware statutory trust and Prosper Marketplace Issuance Trust, Series 2019-4 (“PMIT 2019-4”, deconsolidated on September 27, 2021), a Delaware statutory trust, and Prosper Grantor Trust (“PGT”), a Delaware statutory trust, on a consolidated basis; and “Prosper Funding” refers to PFL and its wholly owned subsidiary, Prosper Depositor LLC, a Delaware limited liability company, on a consolidated basis. Prosper Asset Holdings LLC (“PAH”), a Delaware limited liability company was dissolved on November 28, 2018. As a result, references to Prosper Funding do not include PAH for periods subsequent to the year ended December 31, 2018. In addition, the unsecured, personal loans originated through our marketplace are referred to as “Borrower Loans,” and the borrower payment dependent notes issued through our marketplace, whether issued by PMI or PFL, are referred to as “Notes.” Investors currently invest in Borrower Loans through two channels: (i) the “Note Channel,” which allows investors to purchase Notes from PFL, the payments of which are dependent on the payments made on the corresponding Borrower Loan; and (ii) the “Whole Loan Channel,” which allows accredited and institutional investors to purchase Borrower Loans in their entirety directly from PFL. The Notes available to Note Channel investors are distinguishable from notes held by certain third party investors pursuant to Prosper’s securitization transactions, which are referred to herein as “Notes Issued by Securitization Trust.” Finally, although historically the Company has referred to investors as “lender members,” PFL calls them “investors” herein to avoid confusion since WebBank is the lender for Borrower Loans originated through our marketplace.
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
•our ability to attract potential borrowers and investors to our personal loan marketplace;
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

•the performance of our recently-launched unsecured credit card (“Credit Card”) product and secured digital Home Equity Line of Credit (“HELOC”) product that was launched in 2019;

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
•the impact of the COVID-19 pandemic on our business, results of operations, financial condition and future prospects;
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

PART I
ITEM 1. BUSINESS
Overview
Our vision is to transform lives by providing affordable financial solutions through the simplest and most trusted platform. We currently offer access to three lending products, each of which supports our vision: (i) unsecured personal loans through a personal loan marketplace which connects eligible consumer borrowers with individual and institutional investors, (ii) an unsecured Credit Card product available to eligible borrowers, and (iii) a secured HELOC product available to eligible homeowners.

Personal Loan

We are a pioneer of peer-to-peer lending in the U.S. and first launched our personal loan lending product in 2006. Our personal loan marketplace facilitated $1.9 billion in Borrower Loan originations during 2021 and $20.1 billion in Borrower Loan originations since launch.
We believe our business model has key advantages relative to traditional banks, including: (i) an innovative marketplace model that efficiently connects qualified supply and demand of capital, (ii) online operations that substantially reduce the need for physical infrastructure and improve convenience, and (iii) use of advanced technology and artificial intelligence to deliver simple, fast, personalized, and transparent solutions that can improve consumers’ financial health as they move across the credit spectrum. We do not operate physical branches or incur expenses related to infrastructure like traditional banks or consumer finance institutions. As part of operating our marketplace, we verify the identity of borrowers and assess borrowers’ credit risk profile using a combination of public and proprietary data. Our proprietary technology automates several loan origination and servicing functions, including the borrower application process, data gathering, underwriting, credit scoring, loan funding, investing and servicing, regulatory compliance and fraud detection.
To consumer borrowers, we believe that we offer generally better pricing, on average, than the pricing those loan borrowers would pay on outstanding credit card balances or unsecured installment loans from a traditional lender. To individual and institutional investors, we offer an asset class (personal loans) that we believe has attractive risk adjusted returns, transparency, and lower duration risk.
Our personal loan marketplace offers fixed rate, fully amortizing, unsecured personal loans ranging from $2,000 to $40,000 with no prepayment penalty. Loan terms of three and five years are available, depending in large part upon the Prosper Rating assigned to the borrower at issuance and loan amount being sought. All Borrower Loans are originated and funded by WebBank, an FDIC-insured, state chartered industrial bank organized under the laws of Utah. After origination, WebBank sells the Borrower Loans to PFL, which either holds them or sells them to accredited institutional investors.
Investors invest in Borrower Loans through two channels – (i) the “Note Channel,” which allows investors to purchase Notes from PFL, the payments of which are dependent on PFL’s receipt of payments made on the corresponding Borrower Loan; and (ii) the “Whole Loan Channel,” which allows accredited institutional investors to purchase a Borrower Loan in its entirety directly from PFL. PFL continues to own the Borrower Loans originated through the Note Channel. We service all of the Borrower Loans made through our marketplace.
Credit Card
In December 2021, we launched our Credit Card product in partnership with Coastal Community Bank (“Coastal”), through which eligible consumers are extended unsecured credit through Prosper-branded Credit Cards. Both we and Coastal receive ongoing payments based on sales transacted on Credit Cards and net interest income based on the credit performance of receivables allocated to each party under the contract. We also receive annual fees and late fees from some consumers that are issued Credit Cards. Our Credit Card product did not have a material impact on our revenue as of and for the year ended December 31, 2021. Credit Cards are not available on our personal loan marketplace for investment purposes.
HELOC
In March 2019, we launched the HELOC product. Currently, we partner with Spring EQ, LLC (“Spring EQ”) to provide a variety of services, including accepting online applications, counseling and non-counseling services, and verification, technology and processing services. The HELOC product is available through our website in Alabama, Arizona, Arkansas, California, Colorado, Delaware, Florida, Illinois, Kansas, Kentucky, Maryland, Nebraska, New Hampshire, New Mexico, Oklahoma, Oregon, Pennsylvania, Rhode Island, Texas and Vermont, as we are a licensed mortgage broker in each of the foregoing states. The HELOC product did not have a material impact on our revenue as of and for the year ended December 31, 2021. The HELOC product is not available on our personal loan marketplace for investment purposes.
Company Background and History
PMI was incorporated in the state of Delaware on March 22, 2005. PFL was formed as a limited liability company in the state of Delaware on February 17, 2012, and is a wholly-owned subsidiary of PMI.
PMI developed our personal loan marketplace and, until February 1, 2013, owned the proprietary technology that makes operation of our personal loan marketplace possible. On February 1, 2013, PMI transferred the personal loan marketplace to PFL. PFL has been organized and is operated in a manner that is intended (i) to minimize the likelihood that it will become subject to a voluntary or involuntary bankruptcy or similar proceeding, and (ii) to minimize the likelihood that, in the event of PMI’s bankruptcy, PFL would be substantively consolidated with PMI and thus have its assets subjected to claims of PMI’s creditors. We believe we have achieved this by imposing through PFL’s organizational documents and covenants in the Amended and Restated Indenture (as defined below in Item 13, “Certain Relationships and Related Transactions, and Director Independence”) certain restrictions on PFL’s activities and certain formalities designed to reinforce PFL’s status as a distinct entity from PMI. In addition, under the Administration Agreement, dated February 1, 2013, between PMI and PFL (as amended to date, the “Administration Agreement”), PMI has agreed, in its dealings with PFL and with third parties, to observe certain “separateness covenants” related to its corporate formalities. PMI has also adopted resolutions limiting its own activities and interactions with PFL in order to further reduce the likelihood that PFL would be substantively consolidated with PMI in the event of PMI’s bankruptcy.
PFL has retained PMI, pursuant to the Administration Agreement, to provide certain administrative services relating to our personal loan marketplace. Specifically, the Administration Agreement contains a license granted by PFL to PMI that entitles PMI to use the marketplace for and in relation to: (i) PMI’s performance of its duties and obligations under the Administration Agreement relating to corporate administration, loan platform services, loan and Note servicing, and marketing, and (ii) PMI’s performance of its duties and obligations to WebBank in relation to loan origination and funding. The license is terminable in whole or in part upon the failure by PMI to pay PFL the licensing fee, or upon PMI’s termination as the provider of some or all of the aforementioned services. See Item 13, “Certain Relationships and Related Transactions, and Director Independence—Prosper Marketplace, Inc.—Agreements with PFL” for more information.
How our Personal Loan Marketplace Works
Our personal loan marketplace is an online marketplace that matches individuals who wish to obtain unsecured personal loans with individuals and institutions who are willing to commit funds to those loans. A borrower who wishes to obtain a loan through our marketplace must apply and, if accepted, post a loan listing to our marketplace. Each time we post a group of listings on our personal loan marketplace, we determine the relative proportions of such listings that will be allocated to the Note Channel and the Whole Loan Channel, respectively, based on our estimate of the relative overall demand in each channel. We then use a random allocation methodology to allocate individual listings between the two channels based on those proportions. If a listing receives enough investor commitments, WebBank will originate the Borrower Loan requested and then sell it to PFL.
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
We also allow two borrowers to apply together as joint applicants for a co-borrower loan. Each borrower applicant is held jointly and severally liable for the obligations under the loan. In the case of co-borrower loans, the primary (or “specified”) borrower must satisfy the above credit criteria (except the debt-to-income ratio for joint loans is calculated using the combined debt-to-income ratio of the primary and secondary borrowers without duplication of combined debt). The secondary borrower must also satisfy certain additional credit criteria, including a minimum FICO08 score of at least 600, at least one open trade reported on the secondary borrower’s credit report, and no bankruptcy filings within the last 12 months.
In addition, a borrower may have up to two loans through Prosper outstanding at one time, provided that (1) the first loan is current, (2) the aggregate outstanding principal balance of both loans does not exceed the then-current maximum allowable loan amount for loans (currently $40,000), (3) the borrower’s first loan has been outstanding for at least 6 months, and (4) the borrower complies with the prior-borrower constraints below. For co-borrower loans, the foregoing additional requirements will apply if either the primary or secondary borrower has a currently outstanding loan.
If a borrower has previously obtained a Borrower Loan through our personal loan marketplace, then in addition to the foregoing requirements (as applicable), the borrower must also (1) have no prior charge-offs on Borrower Loans originated through our marketplace, and (2) have never been more than 15 days delinquent on any Borrower Loan obtained through our marketplace within 12 months of his or her application.
From time to time, we have, with WebBank’s consent, tested new products that include features which are outside the standard eligibility criteria discussed above. These products are available on a limited basis, exclusively through our Whole Loan Channel.
Investors
Investors are individuals and institutions that have the opportunity to buy Notes or Borrower Loans after registering on our personal loan marketplace. However, investors do not have the ability to invest in the Credit Card and HELOC products on our personal loan marketplace. An individual investor must be a natural person at least 18 years of age and a U.S. resident, must provide his or her social security number, and may be required to provide his or her state driver’s license or state identification card number. An institutional investor must provide its taxpayer identification number and entity formation documentation. All potential investors are subject to anti-fraud, anti-terrorism and identity verification processes and a potential investor cannot invest in Notes or Borrower Loans without passing those processes.
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
Individual investors can also create a Prosper IRA account to invest on our marketplace using tax-deferred funds from an individual retirement account (“IRA”). Prosper IRA accounts are not maintained on our personal loan marketplace. Rather, Prosper IRA accounts are managed by third-party custodians who direct Prosper to make deposits and withdrawals to the individual’s Prosper IRA account on behalf of the investor and/or their beneficiaries and who ensure IRA accounts remain compliant with applicable U.S. Internal Revenue Service (“IRS”) regulations. Investors have the ability to select their third-party custodian or utilize a Prosper preferred third-party custodian partner for account management purposes.
Relationship with WebBank
WebBank is an FDIC-insured, Utah-chartered industrial bank that originates all Borrower Loans made through our personal loan marketplace. WebBank and PMI are parties to an agreement under which PMI manages the operations of our marketplace that relate to the submission of loan applications by borrowers and the making of related Borrower Loans by WebBank in exchange for a fee. WebBank makes each Borrower Loan with its own funds. A joint WebBank-Prosper Credit Policy, which can be changed only with WebBank’s approval, constitutes the policy we must follow in reviewing, approving and administering Borrower Loans made by WebBank through the marketplace. WebBank, PMI and PFL are parties to a Loan Sale Agreement, under which WebBank sells and assigns the promissory notes evidencing the Borrower Loans to PFL. As consideration for WebBank's agreement to sell and assign the promissory notes, PFL pays WebBank the purchase price of the promissory notes, as well as a monthly fee, which is partially tied to the terms and performance of the loans. PMI receives payments from WebBank as compensation for the activities it undertakes on WebBank's behalf.
Risk Management
Each loan listing is assigned a letter grade that indicates the expected level of risk associated with the listing, which we refer to as a Prosper Rating. Each Prosper Rating corresponds to an estimated average annualized loss rate range. The Prosper Rating associated with a loan listing reflects the loss expectations for that listing as of the time the rating is given. This means that otherwise similar borrowers may have different Prosper Ratings at different points in time as the Prosper Rating is updated to incorporate more recent information.
The estimated average annualized loss rate for each loan listing is based primarily on the historical performance of Borrower Loans with similar characteristics and is primarily determined by the following scores: (i) one or more custom Prosper scores (“Prosper Score”), as may be supplemented by additional proprietary scoring models, and (ii) a credit score obtained from a credit reporting agency. A Prosper Score is also updated periodically to include new information that is predictive of borrower risk as such information becomes available or as the evidence supporting a particular variable becomes strong enough to merit its inclusion in a Prosper Score.
To create a Prosper Score, we have developed and refined custom, Artificial Intelligence (“AI”)-driven risk models using our historical data as well as a data archive from a consumer credit bureau. We built the Prosper Score models on our borrower population, and included information provided directly by the borrowers as well as information from their credit reports and other data sources, so that the models would incorporate behavior that is unique to that population. In addition to a Prosper Score, another major element used to determine the Prosper Rating for a loan listing is a credit score from a consumer reporting agency. We currently use either or both of TransUnion’s FICO08 score and VantageScore. We obtain a borrower’s credit score at the time the loan listing is created, unless we already have a credit score on file that is not more than thirty days old.
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
Loan Servicing and Collection
We are responsible for servicing the Borrower Loans made through our personal loan marketplace. We will pay each Note holder principal and interest on the Note in an amount equal to each such Note’s pro-rata portion of the principal and interest payments, if any, which we receive on the corresponding Borrower Loan, net of our servicing fee. We will also pay Note holders their pro-rata portion of any other amounts we receive on the corresponding Borrower Loans, including late fees and prepayments, subject to our servicing fee; provided, that we will not pay Note holders any non-sufficient funds fees we receive for failed borrower payments. In addition, the funds available for payment on the Notes will be reduced by the amount of any attorneys’ fees or collection fees we, a third-party servicer or a collection agency imposes in connection with collection efforts related to the corresponding Borrower Loan. We will have no further obligation to make payments on any Note after its final maturity date.
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

Customers
A relatively small number of investors provide the funding commitments for a large percentage of all listings that result in Borrower Loans originated through our personal loan marketplace. Of all Borrower Loans originated in the year ended December 31, 2021, the largest party purchased a total of 26.7% of those loans.
Industry Background and Trends
According to the Board of Governors of the Federal Reserve System, as of December 2021, the balance of outstanding consumer credit (excluding loans secured by real estate) in the United States totaled $4.4 trillion. This amount included $1.0 trillion of revolving consumer credit, primarily credit card, and $3.4 trillion of non-revolving loans. A portion of the revolving balances are also refinanced by consumers at lower interest rates and fixed terms through personal loans.

The market for consumer lending is competitive and rapidly evolving, and there is an opportunity for our business model to transform the traditional lending process. We believe our marketplace offers a superior solution for both borrowers and investors.
For borrowers, we believe our marketplace offers the following principal competitive factors: better terms versus other alternatives; a simple, easy and intuitive customer experience; a fast and efficient process; and trust and transparency.
For investors, we believe our marketplace offers the following principal competitive factors: attractive risk-adjusted returns; low duration risk; diversification from other asset classes; a simple, easy and intuitive customer experience; and trust and transparency.
Competition
We compete for borrowers and investors against other financial products and companies. For borrowers, our competition includes banking institutions, credit unions, credit card issuers, mortgage lenders, and other online consumer lending companies, such as LendingClub Corporation, Social Finance Inc., and Upstart Holdings, Inc. For investors in our personal loan product, our competition includes other investment vehicles such as consumer lending funds and asset classes such as equities, bonds and commodities. We may also face potential competition from new market entrants, or business expansion from established companies, such as Goldman Sachs. These companies may have significantly greater financial, technical, marketing and other resources and may be able to devote greater resources to the development, promotion, sale and support of their offerings.
Our Competitive Strengths
We believe the following strengths differentiate us from our competitors and provide us with sustainable competitive advantages:
•Leading Online Personal Loan Marketplace. Since inception, our personal loan marketplace has facilitated $20.1 billion in loan originations, of which $1.9 billion was for the year-ended December 31, 2021. As our business grows, our brand, reputation and scale strengthens. This allows us to attract top talent, speed up product innovation, launch additional personal finance products, attract marketplace participants and drive down our cost structure, all of which further benefit borrowers and investors.
•Robust Network Effect. The attractiveness of our personal loan marketplace increases as the number of participants on our marketplace increases, yielding a classic network effect. Our personal loan marketplace offers consumer borrowers access to affordable credit, and allows individual and institutional investors to invest in an asset class with attractive risk-adjusted returns. The diversity of investors brings scale and breadth of funding to our marketplace and makes credit more affordable. As both sides of the equation grow, the advantages (reduced risk, lower cost) scale accordingly, attracting even more borrowers and investors. The increased participant pool reduces costs and generates more data which we use to improve the effectiveness of our credit decisioning and scoring models. This enhances our aggregate loan performance and builds increased trust in our marketplace, which in turn attracts more borrowers and investors. We believe our strength in the personal loan marketplace will also attract customers to seek out the Credit Card and HELOC products.
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

•Proprietary Risk Management Capabilities. We have developed AI-driven proprietary risk models based on personal loan and credit card performance data, which we believe allows us to accurately assess the credit risk profile of borrowers and which we believe also allows investors to earn attractive risk-adjusted returns. We leverage the results from our growing data stream to continually refine these AI-driven risk models and more accurately predict credit performance.
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
•Efficient and Attractive Financial Model. We have multiple revenue streams and an efficient cost model. For personal loans, we generate revenue from transaction fees from our marketplace’s role in matching borrowers with investors to enable loan originations, servicing fees related to Borrower Loans for which we retain the servicing rights, net interest income from Borrower Loans and Loans Held for Sale, credit referral fees and other ancillary revenue sources. Additionally, our technology platform significantly reduces the need for physical infrastructure and therefore allows our business to grow with a lower cost operating model, providing us with significant operating leverage.
Sources of Revenues
We have three primary sources of personal loan revenues: transaction fees, servicing fees, and net interest income. We earn transaction fees from WebBank by facilitating the origination of Borrower Loans through the personal loan marketplace, and we earn servicing fees from investors for processing principal and interest payments made by borrowers and passing such payments on to investors and also earn net interest income from Borrower Loans and Loans Held for Sale. The revenue of the Credit Card and HELOC products was not material as of and for the year ended December 31, 2021.
Sales and Marketing
Our sales and marketing efforts are designed to attract individuals and institutions to our products, encourage their enrollment and participation as users, and facilitate and enhance their understanding and utilization of each product. We employ a wide range of marketing channels to reach potential customers and build our brand and value proposition. These channels include referrals, online marketing, direct mail, partner and affiliate introductions, and email. We are constantly seeking new methods to reach more potential members, while testing and optimizing the end-to-end customer experience.
Origination and Servicing
We have efficient and scalable systems for credit risk assessment, loan underwriting, and servicing. Our risk models take borrowers’ supplied information and combine that information with public and proprietary data to make real time decisions. Our verification agents use several tools to efficiently verify borrower information. Our personal loan servicing platform calculates a loan’s amortization and processes payments received from borrowers and passes such payments on to investors. In addition, we have a back-up servicing agreement with Vervent, Inc. (“Vervent”) (f/k/a First Associates Loan Servicing, LLC), a loan servicing company that is willing and able to assume servicing responsibilities in the event that we are no longer able to service the Borrower Loans and Notes. Vervent is a financial services company that has entered into numerous successor loan servicing agreements.
Technology
We have made substantial investment in our customer acquisition capability, customer experience, and credit underwriting, loan servicing and payment systems. Our personal loan marketplace utilizes proprietary software to process electronic cash movements, record book entries and calculate cash balances in users’ funding accounts. Electronic deposits and payments are mostly done via Automated Clearing House (“ACH”) transactions. The technology platform allows us to economically acquire and service Borrower Loans and Notes, and allows WebBank to efficiently originate and fund Borrower Loans.
The system hardware for our personal loan marketplace is located in hosting facilities in Scottsdale, Arizona, Las Vegas, Nevada, The Dalles, Oregon and Council Bluffs, Iowa. We own the hardware deployed in support of our personal loan marketplace. We continuously monitor the performance and availability of our marketplace. The infrastructure is scalable and utilizes standard techniques such as load-balancing and redundancies.
Key aspects of our technology include:
•Scalability. Our personal loan marketplace is designed and built as a real-time, highly scalable, multi-tier, redundant system. It incorporates technologies designed to prevent any single point of failure within the data center from taking the entire system offline. This is achieved by utilizing load-balancing technologies at the front end and business layer tiers and clustering technologies in the back-end tiers to allow scaling both horizontally and vertically depending on marketplace utilization.
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
•Targeted Risk Assessment. Our AI-driven credit risk models include flags and characteristics which are unique to our platform. We believe this results in a risk assessment that is more targeted and accurate than the traditional lenders, leading to higher approval rates, lower interest rates and highly automated identity and income verification. We are continuing to improve the AI technology embedded within our models to facilitate and improve access to credit and the application experience for borrowers. We have been building and enhancing AI models since 2015 and currently have AI models for underwriting, early payment default, third party fraud, income verification, collections and our direct mail program.
Intellectual Property
We rely on a combination of copyright, patent, trade secret, trademark, and other rights, as well as confidentiality procedures and contractual provisions, to protect our proprietary technology, processes and other intellectual property. We enter into confidentiality and other written agreements with our employees, consultants and service providers, and through these and other written agreements, attempt to control access to and distribution of the software, documentation and other proprietary technology and information. We also utilize a robust multi-layered monitoring program, including third party domain monitoring services, web search engine alerts and our outside counsel, which we leverage to actively enforce our intellectual property rights. Despite these efforts to protect our proprietary rights, third parties may, in an authorized or unauthorized manner, attempt to use, copy or otherwise obtain and market or distribute our intellectual property rights or technology or otherwise develop a product with the same functionality. Policing all unauthorized use of intellectual property rights is nearly impossible. Therefore, we cannot be certain that the steps we have taken or will take in the future will prevent misappropriations of our technology or intellectual property rights.
We have registered several trademarks in the United States, including “Prosper,” “FAAS,” “Make Healthcare Affordable,” “Powered by Prosper” and numerous stylized marks, including the Prosper and Prosper Healthcare Lending logos.
We have invested in a research and development program and, as of December 31, 2021, we had two issued patents and six patent applications filed and pending before the United States Patent and Trademark Office. We may file additional patent applications or pursue additional patent protection in the future to the extent we believe it will be beneficial.
Human Capital Resources
Employee Profile
At Prosper, our mission is to advance financial well-being and our employees are critical to achieving this mission. We are committed to hiring and developing employees who embody our core values: accountability, collaboration, excellence, curiosity, diversity, simplicity, and integrity. As of December 31, 2021, we had 384 full-time employees, all of whom were based in the United States. Our employees are split into the following four functions: 121 in origination and servicing, 20 in sales and marketing, 101 in general and administrative – research and development, and 142 in general and administrative –

other. None of our employees are represented by labor unions. We have not experienced any work stoppages, and we believe that our relations with our employees are good.
Employee Health & Wellness
During the COVID-19 pandemic, the safety and well-being of our employees and their families has been a top priority as we continue to serve our customers. We transitioned our entire workforce to remote working arrangements and provide a monthly stipend to cover added remote costs. We also keep our employees informed with frequent communications on health and community resources and information along with updates regarding our own response to COVID-19. We continue to monitor and update our practices to remain aligned and ahead of federal, state and local laws, regulations, guidelines and recommendations.
Our employees have access to several programs and benefits related to employee wellness including: traditional life and health (medical, dental, vision) insurance, flexible paid time off, free membership to physical, mental and emotional health resources, and parental leave programs, among others. We have also introduced specific programs and benefits for caregivers during the pandemic including free tutoring for school-aged children. We believe our progressive human resources policies, learning and development, talent acquisition, and community engagement and support activities enable us to attract and retain key personnel.
Employee Recognition and Talent Development
We understand that to attract and retain great people, we must listen to and engage them regularly. We conduct an anonymous, company-wide employee engagement survey twice a year to gauge our progress and identify the areas where we excel and areas for improvement in the employee experience. Following each survey, we identify areas where we would like to focus to support engagement within the company and create action plans to support those initiatives. We have implemented two award programs to recognize and honor our employees who exemplify our values.
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
Diversity, Equity, Inclusion and Belonging
Diversity and collaboration are among our company’s core values and we believe our efforts in diversity, equity, inclusion and belonging (“DEIB”) fuel our innovation and drive our success. Our goal is to foster a diverse and inclusive workplace where our employees feel that their identities and experiences are represented, embraced and celebrated. We are also committed to our efforts to increase diversity through our hiring practices by using gender-neutral job postings and recruiting policies that promote diverse candidates. We recruit the best people for the job regardless of differences that include gender, ethnicity and other protected traits and it is our policy to comply fully with all federal, state and local laws relating to discrimination in the workplace. We have several employee resource groups that help us to identify opportunities and actions related to DEIB and to better engage underrepresented populations. Our DEIB principles are also reflected in our employee training, and in particular with respect to our policies against harassment and bullying and the elimination of bias in the workplace. We continue to enhance our DEIB policies, with guidance by our executive leadership team.

Government Regulation
Overview
The lending and securities industries are highly regulated. Each of the financial products offered by us are subject to extensive and complex rules and regulations. We also are subject to licensing and examination by various federal, state and local government authorities. These authorities impose obligations and restrictions on our activities, WebBank’s activities and the Borrower Loans acquired and Notes issued through our marketplace, Coastal’s activities and the Credit Card product, and Spring EQ and the HELOC product. In particular, these rules may limit the fees that may be assessed, require extensive disclosure to, and consents from, borrowers, prohibit discrimination, and impose multiple qualification and licensing obligations on our activities. Failure to comply with these requirements may result in, among other things, revocation of required licenses or registrations, loss of approved status, voiding of loan contracts, indemnification liabilities to contract counterparties, class action lawsuits, administrative enforcement actions and civil and criminal liabilities. While compliance with such requirements is at times complicated by our novel business model, we believe we are in substantial compliance with these rules and regulations. These rules and regulations are subject to continuous change, however, and a material change could have an adverse effect on our compliance efforts and ability to operate.

From time to time, various types of federal and state legislation are proposed and new regulations are introduced that could result in additional regulation of, and restrictions on, the business of consumer lending. We cannot predict whether any such legislation or regulations will be adopted or how this would affect our business or our important relationships with third parties. In addition, the interpretation of existing legislation may change or may prove different than anticipated when applied to our novel business model. Compliance with such requirements could involve additional costs, which could have a material adverse effect on our business. As a consequence of the extensive regulation of consumer lending in the United States, our business is particularly susceptible to being affected by federal and state legislation and regulations that may increase the cost of doing business.
Personal Loan State and Federal Laws and Regulations
State Licensing Requirements. In most states we believe that WebBank, as originator of all Borrower Loans originated through our marketplace, satisfies any relevant licensing requirements with respect to the origination of such Borrower Loans. In addition, as needed, we seek licenses and/or authorizations of various types so that we may conduct activities such as servicing and marketing in all states and the District of Columbia, with the exceptions of Iowa and West Virginia. We are subject to supervision and examination by the state regulatory authorities that administer these state lending laws. The licensing statutes vary from state to state and prescribe or impose different requirements, including: restrictions on loan origination and servicing practices, limits on finance charges and the type, amount and manner of charging fees; disclosure requirements; requirements that licensees submit to periodic examination; surety bond and minimum specified net worth requirements; periodic financial reporting requirements; notification requirements for changes in principal officers, stock ownership or corporate control; restrictions on advertising; and requirements that loan forms be submitted for review.
State Usury Laws. Section 521 of the Depository Institution Deregulation and Monetary Control Act of 1980 (12 U.S.C. § 1831d) (“DIDA”) and Section 85 of the National Bank Act (“NBA”) (12 U.S.C. § 85), federal case law interpreting the NBA such as Tiffany v. National Bank of Missouri and Marquette National Bank of Minneapolis v. First Omaha Service Corporation, and FDIC advisory opinion 92-47 permit FDIC-insured depository institutions, such as WebBank, to “export” the interest rate permitted under the laws of the state where the bank is located, regardless of the usury limitations imposed by the state law of the borrower’s state of residence unless the state has chosen to opt out of the exportation regime. WebBank is located in Utah, and Title 70C of the Utah Code does not limit the amount of fees or interest that may be charged by WebBank on loans of the type offered through our marketplace. Only Iowa and Puerto Rico have opted out of the exportation regime under Section 525 of DIDA and we do not operate in either jurisdiction. However, if a state in which we did operate opted out of rate exportation, we believe that judicial interpretations support the view that such opt outs only apply to loans “made” in those states.
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
In June 2020, the FDIC issued a final regulation entitled “Federal Interest Rate Authority” that, among other things, addressed the uncertainty resulting from the Madden decision, including uncertainty affecting marketplace lenders that partner with banks. Under the FDIC’s rule, which applies to FDIC-insured state-chartered industrial banks such as WebBank, interest on a loan originated by WebBank that was permissible under DIDA at origination is not affected by WebBank’s subsequent sale of the loan to PFL. Seven states and the District of Columbia sued the FDIC, however, seeking to have the regulation set aside on Administrative Procedure Act grounds. Three states brought a similar challenge in the same court to a similar regulation issued by the OCC under the NBA. Both suits were decided in February 8, 2022, with the United States District Court for the Northern District of California ruling that the FDIC and OCC had not exceeded their statutory authority when promulgating their respective rules. The court deferred to each federal agency's interpretation, and thus concluded that each agency’s rule was not unreasonable or arbitrary or capricious. The states have until April 11, 2022 to appeal the rulings to the U.S. Court of Appeals for the Ninth Circuit. If the states appeal, a decision by the Ninth Circuit overturning the District Court’s rulings could subject Borrower Loans and PFL purchases from WebBank to state usury laws.
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
Equal Credit Opportunity Act. The federal Equal Credit Opportunity Act (“ECOA”) prohibits creditors from discriminating against credit applicants on the basis of race, color, sex, age, religion, national origin, marital status, or the fact that all or part of the applicant’s income derives from any public assistance program or the fact that the applicant has in good faith exercised any right under the federal Consumer Credit Protection Act or any applicable state law. Regulation B, which implements ECOA, restricts creditors from requesting certain types of information from applicants and from making statements that would discourage on a prohibited basis a reasonable person from making or pursuing an application. These requirements apply both to lenders such as WebBank and other parties like us that regularly implement and communicate credit decisions. Investors may also be subject to the ECOA in their capacity as purchasers of Notes, if they are deemed to regularly participate in credit decisions. In the underwriting of Borrower Loans on our marketplace, both WebBank and we seek to comply with ECOA’s provisions prohibiting discouragement and discrimination. ECOA also requires creditors to provide consumers with timely notices of adverse action taken on credit applications. WebBank and we provide prospective borrowers who apply for a Borrower Loan through our marketplace but are denied credit with an adverse action notice which is in compliance with applicable requirements (see also below regarding “Fair Credit Reporting Act”).
Fair Credit Reporting Act. The federal Fair Credit Reporting Act (“FCRA”) and its implementing regulations, including Regulation V, promote the accuracy, fairness and privacy of information in the files of consumer reporting agencies. FCRA requires a permissible purpose to obtain a consumer credit report, and requires persons to report loan payment information to credit bureaus accurately. FCRA also imposes disclosure requirements on creditors who take adverse action on credit applications based on information contained in a credit report. WebBank and we have a permissible purpose for obtaining credit reports on potential borrowers and WebBank and we also obtain explicit consent from borrowers to obtain such reports. As the servicer for the Borrower Loan, we have systems in place to report Borrower Loan payment and delinquency information to appropriate reporting agencies. We provide an adverse action notice to a rejected borrower on WebBank’s behalf at the time the borrower is rejected that includes all the required disclosures. We have also implemented an identity theft prevention program as required by law.
Fair Debt Collection Practices Act. The federal Fair Debt Collection Practices Act (“FDCPA”) and its implementing regulation, Regulation F, provide guidelines and limitations on the conduct of third-party debt collectors in connection with the collection of consumer debts. The FDCPA limits certain communications with third parties, imposes notice and debt validation requirements, and prohibits threatening, harassing or abusive conduct in the course of debt collection. We are not a “debt collector” under the FDCPA, which the statute defines as a person who regularly collects or attempts to collect, directly or indirectly, debts owed or due, or asserted to be owed or due, to another. The CFPB retained the statute’s “debt collector” definition in its November 2020 final rules implementing the FDCPA. As the servicer for Borrower Loans originated by WebBank and owned by investors, we are not a debt collector based on our facilitation of loans in the origination process and/or its servicing of the Borrower Loans after the time of origination and prior to any default. While the FDCPA applies to third-party debt collectors, debt collection laws of certain states impose similar requirements on creditors who collect their own debts. Our agreement with our investors prohibits investors from attempting to collect directly on the Borrower Loan. We use our internal collection team and professional external debt collection agents to collect delinquent accounts. They are required to comply with all other applicable laws in collecting delinquent accounts of our borrowers.
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
Military Lending Act. The federal Military Lending Act (“MLA”) provides specific protections for active duty service members and their dependents (or covered borrowers) in consumer credit transactions. Although originally enacted in 2006, the MLA applies to persons engaged in the business of extending consumer credit subject to the disclosure requirements of the TILA and Regulation Z with respect to loans made on or after October 3, 2016. The MLA prohibits creditors from imposing a Military Annual Percentage Rate (“MAPR”) greater than 36% in any consumer credit transaction involving a covered borrower. It also requires certain oral and written disclosures to be provided to covered borrowers. Additionally, the MLA prohibits creditors from requiring covered borrowers to waive rights to legal recourse, submit to arbitration, or pay a prepayment penalty or fee. Both we and WebBank have ensured that the loan program complies with the MLA requirements for covered borrowers, including but not limited to the restriction on MAPR, the delivery of required disclosures and the prohibition of mandatory arbitration and waiver of legal recourse.
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
Privacy and Data Security Laws. The federal Gramm-Leach-Bliley Act (“GLBA”) limits the disclosure of nonpublic personal information about a consumer to nonaffiliated third parties and requires financial institutions to disclose certain privacy policies and practices with respect to information sharing with affiliated and nonaffiliated entities as well as to safeguard personal customer information. Additional state and federal privacy and data security laws require safeguards to protect the privacy and security of consumers’ personally identifiable information, require notification to affected customers in the event of a breach, and restrict certain sharing of nonpublic personal information about a consumer with affiliated entities. For example, the California Consumer Privacy Act (“CCPA”), which took effect on January 1, 2020, provides consumers in the state with rights to know about the use, to request deletion, and to opt out of the sale of their personal information by businesses that are a certain size or that generate at least half of their revenue by selling personal information. In turn, the CCPA requires subject businesses to notify consumers of their data collection practices and to implement procedures for timely responding to consumer requests submitted in exercise of their rights under the statute, although the CCPA includes certain exceptions for personal information that is protected under GLBA or other federal and state privacy laws. We maintain a detailed privacy policy that is designed to address GLBA and the CCPA and is accessible from our website. These provisions of the CCPA will be further strengthened by provisions of the California Privacy Rights Act that will become operative January 1, 2023. We maintain security measures designed to protect participants’ personal information, and we do not sell, rent or share such information with nonaffiliated third parties for marketing purposes unless previously agreed to by the participant or otherwise permitted by applicable law. In addition, we take a number of measures to safeguard the personal information of our borrowers and investors and to protect it against unauthorized access.
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
Credit Card State and Federal Laws and Regulations
The Credit Card product operates under a similar bank partnership model as our personal loan marketplace, whereby through the application of Section 521 of DIDA, Section 85 of the NBA, and federal case law, Coastal may “export” the interest rate permitted under the laws of the State of Washington, where Coastal is located, regardless of the usury limitations imposed by the state law of the cardholder’s state of residence unless the state has chosen to opt out of the exportation regime. State privacy and data security laws, including the CCPA, also apply to the Credit Card product.
The Credit Card product is subject to the same federal laws and regulations applicable to our personal loan marketplace and as summarized above, including the Dodd-Frank Act, TILA, ECOA, FCRA, FDCPA, SCRA, MLA, EFTA, ESIGN, UETA, GLBA, BSA and OFAC. TILA and Regulation Z contain specific disclosure requirements for credit cards and advertising rules for credit cards. Please refer to the “Government Regulations—Personal Loan State and Federal Laws and Regulations” section above for a summary of these federal laws and regulations. Certain amendments to TILA also govern the Credit Card product, including the Credit Card Accountability Responsibility and Disclosure Act of 2009 (the “CARD Act”), which amended TILA to prescribe, among other things, additional procedures, disclosures, fee limits, and other protections for consumers applying for or holding credit cards, and the Fair Credit Billing Act (“FCBA”), which governs creditor obligations with respect to billing complaints and errors. For the Credit Card product, we take a similar approach to compliance for our personal loan marketplace, with adjustments for application of the rules to open-ended, unsecured credit cards as opposed to closed-end personal loans. We work with Coastal to facilitate compliance.
HELOC State and Federal Laws and Regulations
The HELOC product is subject to many of the same federal laws and regulations as the personal loan marketplace, including the Dodd-Frank Act, TILA, ECOA, FCRA, ESIGN, GLBA, BSA and OFAC. TILA and Regulation Z contain specific disclosure requirements for HELOCs and mortgage advertising rules. State mortgage broker and mortgage lender licensing and registration requirements also apply to the HELOC product, which must satisfy the minimum standards set forth in the federal Secure and Fair Enforcement for Mortgage Licensing Act of 2008 and Regulation H, as well as state usury laws. State privacy and data security laws, including the CCPA, also apply to the HELOC product.
The HELOC product is also subject to the Real Estate Settlement Procedures Act (“RESPA”) and its implementing regulation, Regulation X, as well as related guidance issued by the CFPB and the Department of Housing and Urban Development (“HUD”). RESPA, among other things, prohibits the payment or acceptance of referral fees or kickbacks, or any splitting of fees except for actual services performed. The TILA-RESPA Integrated Disclosure does not apply to HELOCs. The RESPA and Regulation X mortgage servicing rules do not apply to HELOCs.
Finally, the HELOC product is subject to the data collection and reporting requirements of the Home Mortgage Disclosure Act (the “HMDA”) and its implementing regulation, Regulation C. Prosper is not directly subject to the HMDA data collection and reporting requirements, but collects data to support the reporting requirements applicable to its financial institution partner.
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

Risks related to personal loan borrower default

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
•Borrowers may not view or treat their obligations to PFL as having the same significance as loans from traditional lending sources.
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
•We have incurred operating losses in prior years and may continue to incur net losses in the future.
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
Recent Developments
COVID-19
We continue to track the impact of COVID-19 and its variants on our communities, and are offering assistance to qualified borrowers who are facing financial hardship as a result of the COVID-19 pandemic. These relief options include, among other things, the ability to delay up to 4 monthly loan payments, the ability to reduce minimum monthly payments for up to 12 months and extend the term of the loan by up to 11 months, and waived late and non-sufficient funds fees. Since COVID-19 relief was first offered in March 2020 and through December 31, 2021, approximately 9.1% of our current outstanding loan balances on a cumulative basis have enrolled in at least one of these COVID-19 relief programs. Approximately 1.2% of our outstanding loan balances are actively enrolled in at least one relief program as of December 31, 2021. Overall requests for COVID-19 relief are declining; however, enrollment may continue as long as the pandemic continues to trigger financial hardship for borrowers.
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
RISKS RELATED TO PERSONAL LOAN BORROWER DEFAULT
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
The Prosper Rating assigned to a loan listing may not accurately reflect the risks of investing in the Notes, and is not a recommendation by us to buy or hold a Note. For example, the Prosper Rating for a listing could be inaccurate because the applicant’s credit report contained incorrect information. Similarly, although some of the information provided by applicants that is relevant to the Prosper Rating is verified by us before calculating the Prosper Rating, we do not verify all such information. For example, we do not verify the income or employment information on all applications. Further, the Prosper Rating does not reflect PFL’s credit risk as a debtor (such credit risk exists even though, as the debtor on the Notes, PFL’s only obligation is to pay to the Note holders their pro-rata shares of collections received on the related Borrower Loans net of applicable fees). In addition, no assurances can be provided that actual loss rates for the Notes will fall within the expected loss rates indicated by the Prosper Rating. The interest rates on the Notes might not adequately compensate Note investors for these additional risks.
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
Since it was first implemented in July 2011 through December 31, 2021, the Recurring Investment (formerly known as Auto Quick Invest) tool has experienced programming errors that affected 8,630 Notes and PMI Notes out of the 11,999,556 Notes and PMI Notes purchased. The Auto Invest tool was first implemented on June 2, 2016. Since such time through December 31, 2021, the Auto Invest tool has experienced programming errors that affected 2 Notes out of the 8,583,286 Notes purchased.
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
Loss rates on the Borrower Loans may increase as a result of economic conditions beyond our control and beyond the control of the borrower, such as the COVID-19 pandemic.
Borrower Loan loss rates may be significantly affected by economic downturns or general economic conditions beyond our control and beyond the control of individual borrowers. In particular, loss rates on Borrower Loans may increase due to factors such as prevailing interest rates, the rate of unemployment, the level of consumer confidence, residential real estate values, the value of the U.S. dollar, energy prices, changes in consumer spending, the number of personal bankruptcies, disruptions in the credit markets, natural disasters, the impact of the COVID-19 pandemic, and other factors.
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

Borrowers may be more likely to incur additional unsecured or secured debt in an effort to mitigate economic disruption, which may further reduce their likelihood of repaying Borrower Loans.
The economic disruption caused by inflation, issues in the supply chain of goods, and changes in the labor market due to the global spread of COVID-19 have affected both consumers and small businesses, self-employed individuals and independent contractors whose livelihoods depend on providing in-person goods and services.
In response to the global spread of COVID-19, in March 2020 Congress enacted and the president signed into law the Coronavirus Preparedness and Response Supplemental Appropriations Act and the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The relief measures provided by these laws include expanding eligibility criteria for Small Business Administration loan programs. To the extent the COVID-19 pandemic and legislation passed in response to the pandemic result in borrowers incurring additional debt above and beyond ordinary levels, borrowers’ overall ability to repay Borrower Loans may be further impaired.
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
As of December 31, 2021, 76 Borrower Loans, with a total outstanding balance of $0.6 million are subject to the SCRA.
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

PFL is only obligated to repurchase Notes or indemnify holders of Notes in limited circumstances. These circumstances include if (i) a material payment default under the corresponding Borrower Loan occurs as a result of verifiable identify theft; (ii) we include a Prosper Rating in a listing that is different from the Prosper Rating we calculated, or we calculate the Prosper Rating incorrectly; or (iii) any errors in Quick Invest, Recurring Investment, or Auto Invest cause an investor to purchase a Note from PFL that such investor would not otherwise have purchased or that differs materially from the Note, in which cases PFL also has the option to cure such error. PFL is not required to repurchase Notes or indemnify holders of Notes, however, if the Note holder’s investment is not realized in whole or in part due to fraud other than verified identity theft, or due to other false or inaccurate statements or omissions of fact in a listing, whether in credit data, borrower representations or similar indicia of borrower intent and ability to repay the loan. Further, PFL is under no obligation to repurchase a Note or indemnify any holder of Notes if a correctly determined Prosper Rating fails to accurately predict the actual losses on a Borrower Loan.
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
The Notes and PMI Management Rights will not be listed on any securities exchange and all Notes and PMI Management Rights must be held by registered Prosper investors. Further, in connection with the termination of our relationship with FOLIO Investments, Inc. in October 2016, a trading platform for the transfer of Notes and PMI Management Rights no longer exists. While we may, in our sole discretion, permit the establishment of another platform on which a secondary market may be made with respect to the Notes, there can be no assurance a trading platform for the Notes and PMI

Management Rights will develop in the future. Therefore, Note purchasers must be prepared to hold their Notes and PMI Management Rights to maturity.
The U.S. federal income tax consequences of an investment in the Notes are uncertain.
There are no statutory provisions, regulations, published rulings or judicial decisions that directly address the characterization of the Notes or instruments similar to the Notes for U.S. federal income tax purposes. However, although the matter is not free from doubt because payments on the Notes are dependent on payments on the corresponding Borrower Loan, PFL treats the Notes as debt instruments that have original issue discount (“OID”) for U.S. federal income tax purposes. Where required, PFL intends to file informational returns with the IRS in accordance with such treatment unless there is a change or clarification in the law, by regulation or otherwise, that would require a different characterization of the Notes. Investors should be aware, however, that the IRS is not bound by PFL’s characterization of the Notes and the IRS or a court may take a different position with respect to the Notes’ proper characterization. For example, the IRS could determine that, in substance, each investor owns a proportionate interest in the corresponding Borrower Loan for U.S. federal income tax purposes or, for example, the IRS could instead treat the Notes as a different financial instrument (including an equity interest or a derivative financial instrument). Any different characterization could significantly affect the amount, timing, and character of income, gain or loss recognized in respect of a Note. For example, if the Notes are treated as PFL’s equity, (i) PFL would be subject to U.S. federal income tax on income, including interest, accrued on the corresponding Borrower Loans but would not be entitled to deduct interest or OID on the Notes, and (ii) payments on the Notes would be treated by the Note holder for U.S. federal income tax purposes as dividends (that may be ineligible for reduced rates of U.S. federal income taxation or the dividends-received deduction) to the extent of PFL’s earnings and profits as computed for U.S. federal income tax purposes. A different characterization may significantly reduce the amount available to pay interest on the Notes. Investors are strongly advised to consult their own tax advisor regarding the U.S. federal, state, local and non-U.S. tax consequences of the purchase, ownership, and disposition of the Notes (including any possible differing treatments of the Notes).
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
As is the practice with other marketplace lending companies, from time to time, we may fund portions of qualified loan requests in our marketplace and hold any Notes purchased as a result of such funding for our own individual accounts. Even though we will participate in funding Borrower Loans listed in our marketplace under the same terms and conditions and through the use of the same information that is made available to other potential investors in our marketplace, such participation may be perceived as involving a conflict of interest. For example, our funding of a Borrower Loan may cause the loan to fund, and in some cases, fund faster, than it would fund in the absence of our participation, which could benefit us to the extent that it ensures that we generate the revenue associated with the loan.
During the year ended December 31, 2021, we purchased $0.1 million in Notes for investment.
We may choose or be required to implement payment and collections relief programs in response to the COVID-19 pandemic and other public health emergencies or crises, which may extend or otherwise alter the repayment schedule of Borrower Loans and reduce the expected return on the corresponding Notes.
The global spread of COVID-19 has caused significant market volatility and workforce disruptions. We recognize the serious economic hardship triggered by COVID-19, and are offering assistance to qualified borrowers who are facing financial hardship as a result of the COVID-19 pandemic. These relief options include, among other things, the ability to delay up to 4 monthly loan payments, the ability to reduce minimum monthly payments for up to 12 months total and extend the term of the loan by up to 11 months, and waived late and non-sufficient funds fees. We are also complying with new state mandates that may temporarily impact collections activity with respect to delinquent loans.
Our COVID-19 payment relief programs may impact the repayment schedule and terms of Borrower Loans and the returns received on corresponding Notes. Since COVID-19 relief was first offered in March 2020 and through December 31, 2021, approximately 9.1% of our current outstanding loan balances on a cumulative basis have enrolled in at least one of these COVID-19 relief programs. Approximately 1.2% of our outstanding loan balances are actively enrolled in at least one relief program as of December 31, 2021. Overall requests for COVID-19 relief are declining; however, enrollment and subsequent loan performance may fluctuate as long as the pandemic continues to trigger increased work stoppages and unemployment.

Likewise, to the extent we are required to comply with state mandates to pause collections activity on delinquent loans, investors will not receive recoveries on any Notes corresponding to Borrower Loans that cannot be collected upon while such mandates are in effect. We continue to actively monitor the impact of COVID-19 on economic conditions.
RISKS RELATED TO PFL AND PMI, OUR MARKETPLACE AND OUR ABILITY TO SERVICE THE NOTES
We have experienced errors on our platform that have resulted in incorrect reporting of performance returns to Note investors. If we are unable to prevent the reoccurrence of similar errors, investors could be adversely impacted.
In April 2017, we became aware of an error in the annualized net return and seasoned annualized net return numbers displayed to Note investors, which resulted from errors in the code forming part of our calculation framework. On average, the error resulted in Note investors being shown annualized net return information that was approximately 260 basis points higher than the actual performance of Notes in their accounts. The error did not affect any other part of Note investors’ accounts, nor did it affect any other aspects of the platform, including the receipt and distribution of loan payments, deposits, monthly statements or tax documentation, or the Note and loan level information provided to investors. Following an SEC investigation, we entered into a settlement with the SEC to resolve the matter on April 19, 2019. Under the settlement, the SEC alleged a negligence-based violation of Section 17(a)(2) of the Securities Act and ordered PFL to cease and desist from any future violations of that provision. PFL neither admitted nor denied any wrongdoing, and agreed to pay a civil monetary penalty of $3.0 million. PFL paid the penalty in full on April 24, 2019.
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
A relatively small number of investors provide the funding for a large percentage of all Borrower Loans originated through our marketplace. If these investors cease or significantly decrease their investment in Borrower Loans through our personal loan marketplace and PFL is unable to attract sufficient investor purchase commitments from new and existing investors, then our business and results of operations may be adversely affected.
Our business could be adversely affected by a weakening market for securities backed by consumer assets.
PFL is involved in the securitization market through: (i) its business of selling loans to investors who, in turn, sell asset backed securities based on accumulated loan portfolios and (ii) securitization of loans retained by affiliates of PFL. If the market for asset backed securities based on consumer assets weakens, investors may cease or significantly decrease their funding of Borrower Loans through our marketplace and if PFL has been unable to attract sufficient investor purchase commitments from new and existing investors, then our business and results of operations may be adversely affected.
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
Borrowers may delay or suspend making payments to PFL because of the uncertainties associated with PFL becoming subject to a bankruptcy or similar proceeding, even if the borrowers have no legal right to do so, and such delay would reduce, at least for a time, the funds that might otherwise be available to pay the Notes corresponding to those Borrower Loans. In addition, the commencement of the bankruptcy or similar proceeding may, as a matter of law, prevent PFL from making regular payments on the Notes, even if the funds to make such payments are available. Because the Indenture trustee would be required to enforce its security interest in the Borrower Loans in a bankruptcy or similar proceeding, the Indenture trustee's ability to make payments under the Notes would be delayed, which may effectively reduce the value of any recovery that a holder of a Note may receive (and no such recovery can be assured) by the time any recovery is available.
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
We have incurred operating losses in prior years and may continue to incur net losses in the future.
We have incurred operating losses in prior years and may continue to incur net losses in the future. For the years ended December 31, 2021 and 2020, we incurred a loss of $138.3 million and generated income of $18.6 million, respectively. Additionally, from our inception through December 31, 2021, we have had an accumulated deficit of $554.3 million.
We have financed our operations to date primarily with proceeds from the sale of equity securities. At December 31, 2021, we had approximately $67.7 million unrestricted cash and cash equivalents. PMI is dependent upon raising additional capital or debt financing to fund its current operating plan if it cannot generate sufficient positive cash flow from operations. PMI’s failure to achieve positive cash flow from operations or obtain sufficient debt and equity financing, could adversely affect its ability to perform its obligations under the Administration Agreement and, in such event, PFL’s ability to continue to make payments on the Notes could be materially impaired.
Although our business has grown, we may be unable to manage our growth effectively and meet the demands that such growth places on our facilities, employees and infrastructure.
As the number of borrowers, investors and Borrower Loans originated through our marketplace increases, PMI will need to increase its facilities, personnel and infrastructure in order to continue performing effectively its obligations under the Administration Agreement and to accommodate the effects that such growth will have on our servicing and marketplace needs. PMI must constantly add new hardware and update its software and our personal loan marketplace, expand customer support services, and add new employees to maintain the operations of our personal loan marketplace as well as to satisfy its servicing obligations on the Borrower Loans and the Notes and its other obligations under the Administration Agreement. If PMI is unable to increase the capacity of our marketplace and maintain the necessary infrastructure to perform its duties under the Administration Agreement, PFL, or one or more other third-party service providers engaged by PFL, will have to perform the duties otherwise performed by PMI, and investors may experience delays in receipt of payments on their Notes and periodic downtime of our marketplace.
The Credit Card and HELOC products are new products which are complex and require us to allocate significant resources to the development, launch and growth of these new products. If these new products are unable to attract borrowers and generate revenue, our business and results of operations could suffer.
The HELOC product was launched in March 2019 and our Credit Card product was launched in December 2021. The launch of these new and complex products requires us to allocate significant resources in hiring new employees to support each product, ensuring each product complies with new laws and regulations, and integrating the products into our online platform. See Item 1, “Business—Government Regulation” for more information about the laws and regulations which affect the Credit Card and HELOC products. There is no guarantee that we will attract the borrowers necessary to generate sufficient revenue to recoup the investment of resources into the development, launch, and growth of these new products. The products may also divert management’s time and effort from other initiatives.
Our Credit Card product is also subject to the risk of fraud or borrower identity theft and we may experience losses on, or inability to recoup losses resulting from, fraudulent Credit Card applications or fraudulent transactions made on Credit

Cards. Our Credit Card product is currently focused on higher risk borrowers, who may have higher exposure to economic downturns and general economic conditions beyond our control and beyond the control of these borrowers. As a result, we may experience significant delinquency rates and fraud and credit losses. Our borrower profile and recent entry into the credit card market could increase these risks and potential losses.
The Credit Card and HELOC products are not available on our personal loan marketplace for investment purposes. The Credit Card and HELOC products did not have a material impact on our revenue as of and for the year ended December 31, 2021.
PFL’s reliance on PMI or other third-party service providers, lack of employees, limited operating history, and capitalization levels could make it difficult to operate at a sustainable level.
PFL was formed in 2012 as a limited purpose vehicle. Under the Administration Agreement, PFL receives a license fee from PMI for granting PMI a non-exclusive, worldwide license to access and use our marketplace. In addition, PFL earns servicing fees in relation to the servicing of the Borrower Loans and Notes that it retains from collections on the Borrower Loans. PFL believes this fee income is sufficient to cover its reasonably anticipated obligations. While PFL believes that it is adequately capitalized to meet its foreseeable obligations, and that its fee income is sufficient to meet its ongoing operating costs, its financial resources are limited and could prove to be insufficient. In addition, PFL has no employees and relies on PMI, as servicer, or other third-party service providers, to perform most of its day-to-day operations. The lack of PFL’s own employees, its limited operating history, and capitalization that is less than that of PMI could make it difficult for PFL to operate at a level that will be sustainable. Absent the services to be provided to PFL by PMI pursuant to the Administration Agreement, PFL's risk management process, ability to predict loss rates and the general operation of our marketplace would have a smaller margin for error than does PMI.
The market in which we participate is competitive and, if we do not compete effectively, our operating results could be harmed.
The consumer lending market is competitive and rapidly changing. With the introduction of new technologies and the influx of new entrants, we expect competition to persist and intensify in the future, which could harm our ability to increase volume in our marketplace.
Our principal competitors include banking institutions, credit unions, credit card issuers, mortgage lenders, consumer finance companies, and online lending platforms. Competition could result in reduced volumes, reduced fees or the failure of our marketplace to achieve or maintain more widespread market acceptance, any of which could harm our business. In addition, in the future we may experience new competition including companies possessing large, existing customer bases, substantial financial resources and established distribution channels. If any of these companies or any major financial institution decides to enter our online lending sector, acquire one of our existing competitors or form a strategic alliance with one of our competitors, our ability to compete effectively could be significantly compromised and our operating results could be harmed.
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
To succeed, we must increase transaction volumes in our marketplace by attracting a large number of borrowers and investors in a cost-effective manner. If we are not able to attract qualified borrowers and sufficient investor purchase commitments, we will not be able to increase our transaction volumes. PFL believes that developing and maintaining awareness of its brand in a cost-effective manner is critical to achieving widespread acceptance of our marketplace and attracting new borrower and investors. Furthermore, we believe that the importance of brand recognition will increase as competition in our industry increases. Successful promotion of our brand will depend largely on the effectiveness of marketing efforts and the user experience on our marketplace. These brand promotion activities may not yield increased revenues. If we fail to successfully promote and maintain our brand, we may lose our existing users to competitors or be unable to attract new users, which would cause our revenue to decrease and may impair our ability to maintain our marketplace.
The proprietary technology that makes operation of our marketplace possible is not fully protected by patents. It may be difficult and costly for PFL to protect its intellectual property rights in relation thereto, or to continue to develop or obtain new technologies, which could adversely affect its ability to operate competitively.

On February 1, 2013, PMI transferred ownership of the marketplace, including the proprietary technology and all of the rights related to the operation of the marketplace, to PFL. PFL’s ability to maintain our marketplace depends, in part, upon this proprietary technology. We have taken steps to protect our proprietary interests in such technology, including through patent filings, and intend to continue to vigorously protect these interests. Despite our best efforts, however, we may not protect the proprietary technology effectively, which would allow competitors to duplicate our products and adversely affect our ability to compete. A third party may attempt to reverse engineer or otherwise obtain and use the proprietary technology without PFL’s consent. In addition, our marketplace may infringe upon claims of third-party patents and PFL or PMI may face intellectual property challenges from such other parties. PFL or PMI may not be successful in defending against any such challenges or in obtaining licenses to avoid or resolve any intellectual property disputes. Furthermore, the technology may become obsolete, and there is no guarantee that PFL will be able to successfully develop, obtain or use new technologies to adapt our marketplace to compete with other companies. If PFL cannot protect the proprietary technology embodied in and used by our marketplace from intellectual property challenges, or if our marketplace becomes obsolete, PFL’s ability to maintain our marketplace and perform its servicing obligations could be adversely affected and, in such event, its ability to continue to make payments on the Notes could be materially impaired.
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
As with any entity with a significant Internet presence, we and the third parties that we use for website hosting and mobile technologies occasionally have experienced cyber-attacks, breaches of our and their systems and other similar incidents, which to-date have not had a material effect on our business, operations or reputation. Future attacks are likely to occur. Our marketplace stores PFL’s investors’ and borrowers’ bank information and other personally identifiable sensitive data. Any accidental or willful security breaches or other unauthorized access could cause users’ secure information to be stolen and used for criminal purposes. Security breaches or unauthorized access to secure information could also expose us to liability related to the loss of the information, time-consuming and expensive litigation and negative publicity. If security measures are breached because of third-party action, employee or contractor error, malfeasance, faulty password management or otherwise, or if design flaws in the relevant software are exposed and exploited, and, as a result, a third party or disaffected employee obtains unauthorized access to any investors’ or borrowers’ data, PFL’s relationships with its users could be severely damaged, and PFL (or PMI) could incur significant liability. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until they are launched against a target, we and PMI’s third-party hosting facilities may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, many states have enacted laws requiring companies to notify individuals of data security breaches involving their personal data. These mandatory disclosures regarding a security breach are costly to implement and often lead to widespread negative publicity, which may cause our users to lose confidence in the effectiveness of PFL’s and PMI’s data security measures. Further, California has recently enacted the California Consumer Privacy Act, a comprehensive bill that affords individuals in the state affected by data breaches a private right of action against companies that have allegedly been the target of such breaches due to a failure to implement and maintain appropriate cybersecurity policies and procedures. Any security breach, whether actual or perceived, would harm our reputations, and we could lose users.
In addition, we face an increased risk of cyber-attacks during the COVID-19 pandemic, which has forced us and many other companies to institute remote work protocols in order to protect the health and safety of employees. We use industry standard technologies to maintain secure remote work protocols and protect sensitive data within our control, and we require employees to complete security awareness training at regular intervals. However, we are necessarily limited in our ability to control or ensure the security of networks that employees use to work remotely. Further, cybersecurity experts and officials are reporting increased phishing, spoofing and other cyber-attack efforts during COVID-19, as hackers seek to take advantage of the uptick in remote work.
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
Our marketplace may be vulnerable to computer viruses, physical or electronic break-ins and similar disruptions. If a hacker were able to infiltrate our marketplace, users would be subject to the increased risk of fraud or borrower identity theft and may experience losses on, or delays in the recoupment of amounts owed on, a fraudulently induced purchase of a Note. Additionally, if a hacker were able to access our secure files, they might be able to gain access to users’ personal information. While we have taken steps to prevent such activity from affecting our marketplace, if we are unable to prevent such activity, the value of investors’ investment in the Notes could be adversely affected.
Competition for our employees is intense, and we may not be able to attract and retain the highly skilled employees we need to perform under the Administration Agreement.
Competition for highly skilled technical and financial personnel is extremely intense. We may not be able to hire and retain these personnel at compensation levels consistent with our existing compensation and salary structure. Many of the companies with which we compete for experienced employees have greater resources than we do and may be able to offer more attractive terms of employment.
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
Events beyond our control, such as public health emergencies, international conflicts, natural disasters, or other catastrophic events, may damage our ability to continue operations without disruptions, including our ability to attract new borrowers and investors, retain existing investors, as well as the ability of existing borrowers to repay their loans. If such events continued for an extended period of time and PFL is unable to attract sufficient investor purchase commitments from new and existing investors, our business and results of operations may be materially adversely affected.
Our business is subject to the risk that external events, such as public health emergencies, natural disasters, or other catastrophic events, could disrupt our day-to-day operations and impair the activities of borrowers and investors on our marketplace. Unforeseen events, or the prospect of such events, including acts of war (including the recent invasion of Ukraine by Russia), terrorism and other international conflicts, public health issues including health epidemics or pandemics, such as COVID-19, and natural disasters such as fires, hurricanes, earthquakes, tornados or other adverse weather and climate conditions, whether occurring in the United States or elsewhere, could disrupt our operations, disrupt the operations of our vendors or result in political or economic instability. These events could reduce demand for our products or make it difficult or impossible to receive services from our vendors. Any such disruption could also damage our reputation, which would further lower investor or borrower demand for our products. We could also be subject to claims or litigation with respect to losses caused by such disruptions. Our property and business interruption insurance may not cover a particular event at all or be sufficient to fully cover our losses.
For example, the COVID-19 pandemic forced many companies, including us, to adopt wide-scale remote work protocols in an attempt to protect workforce health and slow community spread of the disease. While we have business continuity procedures in place to guide our response to a crisis, our attention may be diverted away from normal operations and our resources may be constrained. Likewise, borrowers and investors living in areas impacted by COVID-19 or other crises may also experience work slowdowns or stoppages, diminishing their capacity to apply for loans or invest through our marketplace. For existing borrowers, work slowdowns or stoppages may directly result in the inability to make loan payments, and may impair investors’ ability to receive principal and interest payments on the corresponding Notes. Additionally, a potential recession or volatility in capital markets as a result of public health emergencies may cause existing investors to cease or significantly decrease their investment in Borrower Loans through our marketplace. If such events continued for an extended period of time and PFL is unable to attract sufficient investor purchase commitments from new and existing investors, our business and results of operations may be materially adversely affected.

RISKS RELATED TO COMPLIANCE AND REGULATION
Our marketplace must comply with regulatory regimes applicable to consumer credit transactions as well as with regulatory regimes applicable to securities transactions. Certain state laws generally regulate interest rates and other charges and require certain disclosures, and also require licensing for certain activities. In addition, other state laws, public policy and general principles of equity relating to the protection of consumers, unfair and deceptive practices and debt collection practices may apply to the origination, servicing and collection of Borrower Loans in our marketplace. We are also subject to other laws, such as:
•the federal Truth-in-Lending Act and Regulation Z promulgated thereunder, which require certain disclosures to borrowers regarding the terms of their loans;
•the Credit Card Accountability Responsibility and Disclosure Act of 2009, which amended the federal Truth-in-Lending Act and requires additional procedures, disclosures, fee limits and other protections for consumers applying for or holding open end credit cards;
•the Fair Credit Billing Act, which amended the federal Truth-in-Lending Act and creates creditor obligations with respect to billing complaints and errors for credit card customers;
•the federal Equal Credit Opportunity Act and Regulation B promulgated thereunder, which prohibit discrimination in the extension of credit on the basis of age, race, color, sex, religion, marital status, national origin, receipt of public assistance or the exercise of any right under the Consumer Credit Protection Act;
•the federal Fair Credit Reporting Act and Regulation V, which regulates the use, reporting and disclosure of information related to each applicant’s credit history;
•the federal Fair Debt Collection Practices Act and Regulation F, which regulates debt collection practices by “debt collectors” and prohibits debt collectors from engaging in certain practices in collecting, and attempting to collect, outstanding personal loans;
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
•the federal Servicemembers Civil Relief Act, which allows military members to suspend or postpone certain civil obligations so that the military member can devote their full attention to military duties;
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
•the federal Bank Secrecy Act, which relates to compliance with anti-money laundering, customer due diligence and record-keeping policies and procedures;

•the federal Real Estate Settlement Procedures Act and Regulation X, which applies to the HELOC product;
•the federal Home Mortgage Disclosure Act and Regulation C, which applies to the HELOC product; and
•state mortgage broker and licensing and registration requirements that meet the minimum standards set forth in the federal Secure and Fair Enforcement for Mortgage Licensing Act of 2008 and Regulation H.
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
Although we have committed resources to enhancing our compliance programs, actions by the CFPB or other regulators against us, our issuing banks or our competitors that discourage the use of the marketplace model or suggest to consumers the desirability of other loan products or services could result in reputational harm and a loss of borrowers or investors. Our compliance costs and litigation exposure could increase materially if the CFPB or other regulators enact new regulations, change regulations that were previously adopted, modify, through supervision or enforcement, past regulatory guidance, or interpret existing regulations in a manner different or stricter than have been previously interpreted.
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

If our marketplace were found to violate a state's usury laws, we may have to alter our business model and our business could be harmed. The interest rates that are charged to borrowers and that form the basis of payments to investors through our marketplace are based upon the ability under federal law of the issuing bank that originates the loan to export the interest rates of the state where it is located and on our ability to assist the bank in arranging such loans. WebBank, the bank that issues personal loans through our marketplace, exports the interest rates of Utah, which allows parties to generally agree by contract to any interest rate. The interest rates offered by WebBank through our marketplace for Borrower Loans as of December 31, 2021 range from 5.31% to 31.82%, which equate to interest rates for Note investors that range from 4.31% to 30.82%. Some states where borrowers are located, including Utah, have no statutory interest rate limitations on personal loans, while other jurisdictions have a maximum rate less than the current maximum rate offered by WebBank through our marketplace. If a borrower were to successfully bring claims against us for state usury or other state law violations, we could be subject to fines and penalties. Further, if the current structure under which WebBank makes personal loans through our marketplace were successfully challenged, we may have to substantially modify our business operations and may be required to maintain state-specific licenses and only provide a limited range of interest rates for Borrower Loans, all of which may substantially reduce our operating efficiency and attractiveness to investors and possibly result in a decline in our operating results. Recent litigation has successfully challenged lending arrangements in which banks or other exempt entities make loans and sell those loans to a third party charged with servicing the loans.
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
In June 2020, the FDIC issued a final regulation entitled “Federal Interest Rate Authority” that, among other things, addressed the uncertainty resulting from the Madden decision, including uncertainty affecting marketplace lenders that partner with banks. Under the FDIC’s rule, which applies to FDIC-insured state-chartered industrial banks such as WebBank, interest on a loan originated by WebBank that was permissible under DIDA at origination is not affected by WebBank’s subsequent sale of the loan to PFL. Seven states and the District of Columbia sued the FDIC, however, seeking to have the regulation set aside on Administrative Procedure Act grounds. Three states brought a similar challenge in the same court to a similar regulation issued by the OCC under the NBA. Both suits were decided in February 8, 2022, with the United States District Court for the Northern District of California ruling that the FDIC and OCC had not exceeded their statutory authority when promulgating their respective rules. The court deferred to each federal agency's interpretation, and thus concluded that each agency’s rule was not unreasonable or arbitrary or capricious. The states have until April 11, 2022 to appeal the rulings to the U.S. Court of Appeals for the Ninth Circuit. If the states appeal, a decision by the Ninth Circuit overturning the District Court’s rulings could subject Borrower Loans and PFL purchases from WebBank to state usury laws.
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

We had separately been in discussions with the Colorado Department of Law during the Marlette and Avant litigation regarding certain terms of Borrower Loans offered to Colorado residents. Effective as of July 30, 2019, we and the Administrator entered into a stipulation for the continued operation of the loan program in Colorado, subject to certain financing charge and late fee restrictions during the period that the stipulation is in effect. The stipulation remains in place but may be terminated with 21 days’ notice by either party. No further assurance can be provided as to the timing or outcome of the stipulation.
We and our counsel are monitoring these matters closely and, as developments warrant, we will consider any necessary changes to our marketplace required to avoid the impact of these cases on our business model. Because of investor demand, the maximum annual percentage rates offered through our marketplace may be lower in some states than others.
We rely on agreements with WebBank, pursuant to which WebBank originates personal loans on a uniform basis to qualified borrowers throughout the United States and sells and assigns those loans to PFL. If our relationships with WebBank were to end, we may need to rely on individual state lending licenses or partner with a different bank to offer Borrower Loans.
Borrower Loan requests take the form of an application to WebBank submitted through our marketplace. WebBank currently makes all personal loans to borrowers through our marketplace, which allows our marketplace to be available to borrowers on a uniform basis throughout the United States. If our relationships with WebBank were to end or if WebBank were to cease operations, one or both of PMI and PFL may need to rely on individual state lending licenses or we would need to partner with a different bank to originate Borrower Loans. Because neither of us currently possesses all required licenses to lend in every state, we might be forced to limit the rates of interest charged on Borrower Loans in some states and we might not be able to originate personal loans in some states altogether. If we partner with a new bank, service on our marketplace could be disrupted and delayed as we transition to a different bank partner. We also may face increased costs and compliance burdens if the agreements with WebBank are terminated.
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
As online commerce develops, federal and state governments may draft and propose new laws to regulate commerce over the Internet, which may negatively affect our businesses.
As online commerce continues to evolve, increasing regulation by federal and state governments becomes more likely. Our businesses could be negatively affected by the application of existing laws and regulations or the enactment of new laws applicable to marketplace lending. The cost to comply with such laws or regulations could be significant and would increase our operating expenses, and we may be unable to pass along those costs to our users in the form of increased fees. In addition, federal and state governmental or regulatory agencies may decide to impose taxes on services provided online. These taxes could discourage the use of the Internet as a means of consumer lending, which would adversely affect the viability of our marketplace.
If one or both of PMI and PFL is required to register under the Investment Company Act, either of our ability to conduct business could be materially adversely affected.
The Investment Company Act of 1940 (the “Investment Company Act”) contains substantive legal requirements that regulate the manner in which “investment companies” are permitted to conduct their business activities. PFL and PMI believe each has conducted its business in a manner that does not result in being characterized as an investment company. If, however, PFL is deemed to be an investment company under the Investment Company Act, it may be required to institute burdensome compliance requirements and its activities may be restricted, which would materially adversely affect its business, financial condition and results of operations. Any determination that PMI is an investment company under the Investment Company Act similarly could impair its ability to perform its obligations under the Administration Agreement and thereby impair PFL’s ability to make payments on the Notes. If PFL or PMI were deemed to be an investment company, PFL or PMI may also attempt to seek exemptive relief from the SEC, which could impose significant costs and delays on their businesses.
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
Quick Invest was a loan search tool that allowed investors to identify Notes that met their investment criteria. An investor using Quick Invest was asked to indicate (i) the Prosper Rating or Ratings they wished to use as search criteria, (ii) the total amount they wished to invest, and (iii) the amount they wished to invest per Note. Quick Invest then compiled a basket of Notes for their consideration that met their search criteria.
Recurring Investment (formerly known as Auto Quick Invest) is an automated loan search tool that allows investors to easily invest in Notes that meet their specific investment criteria by automatically bidding any available funds in their account on Notes that match their selected parameters, in accordance with their specified instructions. An investor using Recurring Investment is asked to indicate (i) the Prosper Rating or Ratings and term of the Notes they wish to use as search criteria, and (ii) the amount they wish to invest per Note. If they wish, the investor can further customize their investment criteria by applying one or more of several dozen additional search criteria, such as loan amount, debt-to-income ratio and credit score. The investor can also set aside a specific amount of their funds as a cash reserve that will not be invested by the Recurring Investment tool. After the investor has entered and saved the parameters of their search, Recurring Investment automatically (i) runs searches on the designated criteria as new listings are posted on the marketplace, and (ii) places bids on any Notes identified by each such search. Currently, the Recurring Investment tool is available only through our website, and is not available through our mobile app, Prosper Invest.
Auto Invest is an automated loan search tool that makes it easier for investors to build their desired portfolio of Notes by automatically investing any available funds in an investor’s account in Notes that match the investor’s specified investment criteria and allocation targets. An investor using Auto Invest is asked to select (i) a loan allocation target, or a target mix of loans based on Prosper Ratings, and (ii) the amount they wish to invest per Note. The investor has the option of selecting a target from Prosper’s series of preset loan allocations based on the recent historical loan inventory on the marketplace, any of which may be customized by changing the individual allocation targets for each Prosper Rating, or they can create a custom loan allocation target across Prosper Ratings based on their specific risk tolerance. If they wish, the investor can further customize their investment criteria by applying additional filters, such as loan term and employment status. The investor can also set aside a percentage of their portfolio as a cash reserve that will not be invested by Auto Invest. Investors may update their target allocations, cash reserve and other investment criteria, and pause and restart Auto Invest, at any time. Once the investor turns on Auto Invest, the tool may immediately begin placing orders for Notes in accordance with the investor’s current and target allocations and other criteria. The mix of Notes in any particular order may not match the investor’s individual loan allocation targets, but over time Auto Invest will place orders so that the aggregate holdings in the investor’s portfolio will approximate, to the extent possible, the allocation specified in their investment criteria.

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
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2. PROPERTIES
Our corporate headquarters, including our principal administrative, marketing, technical support and engineering functions, is located in San Francisco, California, where we lease approximately 50,000 square feet of office space under leases that will expire February 28, 2023. We have also entered into leases for approximately 44,500 square feet of office space located in Arizona and Utah. We believe that our facilities are adequate to meet our current needs and that suitable additional alternative spaces will be available in the future on commercially reasonable terms.
ITEM 3. LEGAL PROCEEDINGS
Our disclosure set forth under Note 17, Commitments and Contingencies—West Virginia Matter, of the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K is incorporated herein by reference.
Prosper Funding's disclosure set forth under Note 8, Commitments and Contingencies—West Virginia Matter, of the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K is incorporated herein by reference.
In March 2021, PMI and PFL accepted service of a complaint via email. PMI, PFL and Velocity Investments, LLC, an accounts receivable management company (“Velocity”), were each named in a purported class action lawsuit brought by two individual plaintiffs in the Circuit Court for Montgomery County, Maryland, filed on February 3, 2021 (the “Jones Litigation”). The complaint asserts, on behalf of the plaintiffs and the class members, claims for violation of certain Maryland state laws and seeks damages. The plaintiffs also seek a declaration of requirement for Maryland licensure and that PMI, PFL, and Velocity did not have the right to collect money from the plaintiffs and the class members on the loan accounts. The Jones Litigation was accompanied by a related petition to stay arbitration and demand declaratory judgement in the Circuit Court for Montgomery County, Maryland (the “Jones Petition”). On April 8, 2021, the Jones Litigation was removed to the United States District

Court for the District of Maryland (the “Federal District Court”). In March 2021, a similar class action lawsuit, Khan v. Crown Asset Management LLC, was filed in the Circuit Court for Montgomery County, Maryland (the “Khan Litigation”) accompanied by a related petition to stay arbitration (the “Khan Petition”). Prosper was not a named defendant in the Khan Litigation or the Khan Petition. In May 2021, the Khan Litigation was removed to the Federal District Court. On July 15, 2021, plaintiff dismissed the Jones Petition but joined PMI, PFL, and Velocity to the Khan Petition (the “Combined Petition”). The Combined Petition was removed on July 29, 2021 to the Federal District Court. On March 21, 2022, the Federal District Court issued a ruling to compel arbitration in the Jones Litigation and the Khan Litigation, stay the Combined Petition, and combine all cases. At this time, we cannot predict the outcome of this matter or estimate the amount of damages, if any, that may be awarded.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information; Holders of Record
There is no established public trading market for PMI's or PFL's common equity. As of December 31, 2021, there were approximately 358 holders of record of PMI’s common stock. As of December 31, 2021, PMI owns 100% of PFL's membership interests.
Dividend Policy
PMI has not paid cash dividends since inception, and does not anticipate paying cash dividends in the foreseeable future.
Securities Authorized for Issuance Under Equity Compensation Plans
See Item 12 in Part III of this Annual Report for information about securities authorized for issuance under our equity compensation plans.
Recent Sales of Unregistered Securities
For the year ended December 31, 2019, PMI issued 173,356 shares of common stock upon the exercise of stock options at a weighted-average exercise price per share of $0.15. For the year ended December 31, 2020, PMI issued 687,471 shares of common stock upon the exercise of stock options at a weighted-average exercise price per share of $0.02. For the year ended December 31, 2021, PMI issued 3,014,622 shares of common stock upon the exercise of stock options at a weighted-average exercise price per share of $0.02. These securities were sold in reliance on the exemption from the registration requirements of the Securities Act set forth in Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder relative to sales by an issuer not involving a public offering.
Issuer Purchases of Equity Securities
During the year ended December 31, 2021, we did not repurchase any common and preferred stock.

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis of financial condition and results of operations, or MD&A, contains forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” in this Annual Report on Form 10-K for a discussion of the uncertainties, risks and assumptions associated with these statements. This discussion should be read in conjunction with historical financial statements and related notes thereto and the other disclosures contained elsewhere in this Annual Report on Form 10-K. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those included in the “Risk Factors” section and elsewhere in this Annual Report on Form 10-K. This section of this Form 10-K generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. For discussions related to 2019 items and year-to-year comparisons between 2020 and 2019, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K for the year ended December 31, 2020.
PROSPER MARKETPLACE, INC.
Overview
Our vision is to transform lives by providing affordable financial solutions through the simplest and most trusted platform. We currently offer access to three lending products, each of which supports our vision: (i) unsecured personal loans through a personal loan marketplace which connects eligible consumer borrowers with individual and institutional investors, (ii) a Credit Card product available to eligible borrowers, and (iii) a HELOC product available to eligible homeowners.
We believe our business model has key advantages relative to traditional banks, including (i) an innovative marketplace model that efficiently connects qualified supply and demand of capital, (ii) online operations that substantially reduce the need for physical infrastructure and improve convenience, and (iii) use of advanced technology and artificial intelligence to deliver simple, fast, personalized, and transparent solutions that can improve consumers’ financial health as they move across the credit spectrum. We do not operate physical branches or incur expenses related to infrastructure like traditional banks or consumer finance institutions. As part of operating our marketplace, we verify the identity of borrowers and assess borrowers’ credit risk profile using a combination of public and proprietary data. Our proprietary technology automates several loan origination and servicing functions, including the borrower application process, data gathering, underwriting, credit scoring, loan funding, investing and servicing, regulatory compliance and fraud detection.
During the year ended December 31, 2021, our personal loan marketplace facilitated $1.9 billion in Borrower Loan originations, of which $1.7 billion were originated through our Whole Loan Channel, representing 88% of the total Borrower Loans originated through our marketplace during this period. During the quarter ended December 31, 2021, our marketplace facilitated $524 million in Borrower Loan originations, of which $464 million were originated through our Whole Loan Channel, representing 89% of the total Borrower Loans originated through our marketplace during this period. From inception through December 31, 2021 our marketplace has facilitated $20.1 billion in Borrower Loan originations, of which $18.0 billion were originated through our Whole Loan Channel, representing 89% of the total Borrower Loans originated through our marketplace during this period.
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
Recent Developments
We continue to track the impact of COVID-19 and its variants on our communities, and are offering assistance to qualified borrowers who are facing financial hardship as a result of the COVID-19 pandemic. These relief options include, among other things, the ability to delay up to 4 monthly loan payments, the ability to reduce minimum monthly payments for up to 12 months and extend the term of the loan by up to 11 months, and waived late and non-sufficient funds fees. Since COVID-19 relief was first offered in March 2020 and through December 31, 2021, approximately 9.1% of our current outstanding loan balances on a cumulative basis have enrolled in at least one of these COVID-19 relief programs. Approximately 1.2% of our outstanding loan balances are actively enrolled in at least one relief program as of December 31, 2021. Overall requests for COVID-19 relief are declining; however, enrollment may continue as long as the pandemic continues to trigger financial hardship for borrowers.

Key Operating and Financial Metrics (in thousands)
The following table displays our key operating and financial metrics for the years ended December 31, 2021, 2020 and 2019:

	Years Ended December 31,
	2021	2020	2019
Loan Originations	$1,946,974	$1,486,238	$2,666,085
Transaction Fees, Net	$89,364	$67,335	$119,282
Whole Loans Outstanding (1)	$2,529,814	$2,816,586	$3,659,601
Servicing Fees, Net	$15,024	$18,517	$23,406
Total Net Revenues	$144,626	$103,236	$153,570
Net (Loss) Income	$(138,341)	$18,551	$(13,711)
Core Revenue (2)	$144,626	$103,236	$171,123
Adjusted EBITDA (2)	$12,814	$(8,587)	$3,920
(1) Balance as of December 31
(2) Core Revenue and Adjusted EBITDA are non-GAAP Financial measures. For more information regarding these measures and reconciliations of these measures to the most comparable GAAP measures, see “Non-GAAP Financial Measures”.

Loan Originations
Total loan originations on the platform increased 31% for the year ended December 31, 2021 when compared to the year ended December 31, 2020, which resulted in an increase in Transaction Fees of 33%, or $22.0 million. The loan originations increase for the year ended December 31, 2021 versus the year ended December 31, 2020 was due primarily to increased investor demand, lower rates offered to borrowers and less restrictive underwriting requirements, which is also reflective of the general economic recovery since the start of the COVID-19 pandemic.
From inception of the Company through December 31, 2021, a total of 1,594,197 Borrower Loans, totaling $20.1 billion, were originated through our marketplace. For the year ended December 31, 2021, 183,041 Borrower Loans totaling $1.9 billion were originated through our marketplace, as compared to 119,711 Borrower Loans totaling $1.5 billion originated in 2020, which represented a unit increase of 53% and a dollar increase of 31%. For the year ended December 31, 2020, 119,711 Borrower Loans totaling $1.5 billion were originated through our marketplace, as compared to 195,656 Borrower Loans totaling $2.7 billion originated in 2019, which represented a unit decrease of 39% and a dollar decrease of 44%.
Loan origination volume by Prosper Rating was as follows for the periods presented (in millions, except percentage):

	Year Ended December 31,
	2021		2020		2019
	Amount	%	Amount	%	Amount	%
AA	$246	13%	$270	18%	$348	13%
A	374	19%	437	29%	639	24%
B	319	16%	311	21%	669	25%
C	246	13%	211	15%	606	22%
D	104	5%	60	4%	227	9%
E	36	2%	16	1%	63	2%
HR	1	—%	2	—%	17	1%
Other (1)	621	32%	179	12%	97	4%
Total	$1,947	100%	$1,486	100%	$2,666	100%
(1) Represents loans funded through the Prosper platform via the Whole Loan Channel but not assigned Prosper Ratings. These loans are sold only to institutional investors and based on specific underwriting criteria and custom risk models developed by these investors.

For the year ended December 31, 2021, the mix of originations on the Prosper platform was generally reflective of less restrictive underwriting standards as compared to the corresponding period in 2020, as the economy continued to recover from the COVID-19 pandemic. There has also been a significant increase in the number and dollar amount of loans not assigned Prosper ratings as the Company continues to sell higher risk loans through the Whole Loan Channel to institutional investors that rely on their own custom risk models to underwrite the loans.

Whole Loans Outstanding
We sell Borrower Loans through our Whole Loan Channel, and the outstanding balance of these loans serves as a primary driver of our Servicing Assets. Whole loans outstanding decreased $286.8 million or 10% from December 31, 2020 to December 31, 2021, and $843.0 million or 23% from December 31, 2019 to December 31, 2020. These decreases are due primarily to the drop in originations from 2019 to 2020 as a result of the economic impact of the COVID-19 pandemic, partially offset by the increase in originations from 2020 to 2021 discussed above. We have also continued to purchase and hold loans in consolidated warehouse trusts, reducing the balance of outstanding whole loans.
Net (Loss) Income
See the section titled “Results of Operations” below, for the discussion on significant changes in Net (Loss) Income year-over-year.
Results of Operations
Overview
The following table summarizes our net (loss) income for the years ended December 31, 2021, 2020 and 2019 (in thousands, except percentage):

	Years Ended December 31,
	2021	2020	Change	% Change	2020	2019	Change	% Change
Total Net Revenues	$144,626	$103,236	$41,390	40%	$103,236	$153,570	$(50,334)	(33)%
Total Expenses	282,896	84,669	198,227	n/m	84,669	167,181	(82,512)	(49)%
Net (Loss) Income Before Income Taxes	(138,270)	18,567	(156,837)	n/m	18,567	(13,611)	32,178	n/m
Income Tax Expense	(71)	(16)	(55)	n/m	(16)	(100)	84	(84)%
Net (Loss) Income	$(138,341)	$18,551	$(156,892)	n/m	$18,551	$(13,711)	$32,262	n/m
n/m: not meaningful
Total Net Revenues for the year ended December 31, 2021 increased $41.4 million, or 40%, as compared to the year ended December 31, 2020. The increase was primarily attributable to the Change in Fair Value of Financial Instruments, Net, which was a $3.2 million loss for the year ended December 31, 2021, as compared to a $34.2 million loss for the year ended December 31, 2021, a $31.0 million change. The loss in the prior year was largely due to the economic impact of the COVID-19 pandemic, which negatively impacted the fair value of our Borrower Loans and Loans Held for Sale. Additionally, there was a $22.0 million increase in Transaction Fees, Net, and a $2.4 million increase in Gain on Sale of Borrower Loans, both of which were due to the increase in originations during this time. Other Revenues also increased $1.3 million, related primarily to additional credit referral and incentive fee revenue due to increased application volume. These increases were partially offset by a $11.7 million decrease in Total Interest Income (Expense), Net, due primarily to lower outstanding principal balances on securitized Borrower Loans (prior to their deconsolidation from the balance sheet on September 27, 2021), and a $3.5 million decrease in Servicing Fees, Net, as the servicing book of whole loans declined.
Total expenses for the year ended December 31, 2021 increased $198.2 million as compared to the year ended December 31, 2020, which is primarily due to a $138.6 million loss from the Change in Fair Value of Convertible Preferred Stock Warrants, which compared to a $37.7 million gain for the year ended December 31, 2021. The loss in 2021 is driven by an increase in the fair value of the underlying Convertible Preferred Stock. Origination and Servicing, Sales and Marketing and General and Administrative expenses increased a combined $20.7 million from the prior year, as costs increased to support the higher origination volume in 2021. Additionally, various cost reductions were achieved in 2020 in response to the COVID-19 pandemic, including lower compensation and professional services costs. For the year ended December 31, 2021, we also recognized a $1.5 million loss related to the deconsolidation of our securitization variable interest entities (“VIEs”), which is more fully discussed in Note 6 of the accompanying consolidated financial statements. Accordingly, the net loss for the year ended December 31, 2021 increased $156.9 million million when compared to the net income generated for the year ended December 31, 2020.

Revenues
The following table summarizes our revenues for the years ended December 31, 2021, 2020 and 2019 (in thousands, except percentage):

	Years Ended December 31,
	2021	2020	Change	% Change	2020	2019	Change	% Change
Operating Revenues:
Transaction Fees, Net	$89,364	$67,335	$22,029	33%	$67,335	$119,282	$(51,947)	(44)%
Servicing Fees, Net	15,024	18,517	(3,493)	(19)%	18,517	23,406	(4,889)	(21)%
Gain on Sale of Borrower Loans	7,196	4,816	2,380	49%	4,816	10,946	(6,130)	(56)%
Fair Value of Warrants Vested on Sale of Borrower Loans	—	—	—	n/a	—	(17,553)	17,553	100%
Other Revenues	3,992	2,711	1,281	47%	2,711	5,953	(3,242)	(54)%
Total Operating Revenues	115,576	93,379	22,197	24%	93,379	142,034	(48,655)	(34)%

Interest Income (Expense):
Interest Income on Borrower Loans and Loans Held for Sale	83,107	104,150	(21,043)	(20)%	104,150	100,786	3,364	3%
Interest Expense on Financial Instruments	(50,816)	(60,127)	9,311	(15)%	(60,127)	(63,736)	3,609	(6)%
Total Interest Income (Expense), Net	32,291	44,023	(11,732)	(27)%	44,023	37,050	6,973	19%
Change in Fair Value of Financial Instruments, Net	(3,241)	(34,166)	30,925	91%	(34,166)	(25,514)	(8,652)	(34)%
Total Net Revenues	$144,626	$103,236	$41,390	40%	$103,236	$153,570	$(50,334)	(33)%
Transaction Fees, Net
We earn a transaction fee upon the successful origination of all Borrower Loans facilitated through our marketplace. We receive payments from WebBank as compensation for the activities we perform on behalf of WebBank. Our fee is determined by the term and credit grade of the Borrower Loans that we facilitate on our marketplace and WebBank originates. We record the transaction fee revenue net of any fees paid by us to WebBank.
Transaction Fees increased by $22.0 million, or 33%, for the year ended December 31, 2021, as compared to 2020. This increase was consistent with the higher origination volume discussed above.
Servicing Fees, Net
Investors who purchase Borrower Loans through the Whole Loan Channel typically pay us a servicing fee which is generally set at 1.075% per annum of the outstanding principal balance of the Borrower Loan prior to applying the current payment. The servicing fee compensates us for the costs incurred in servicing the Borrower Loan, including managing payments from borrowers, payments to investors and maintaining investors’ account portfolios. We record Servicing Fees from investors as a component of operating revenues when received. The decrease of $3.5 million, or 19%, in Servicing Fees for the year ended December 31, 2021 as compared to 2020 was primarily due to a lower average principal balance of whole loans serviced, which was in turn due primarily to (a) the reduced originations in the prior year as a result of the COVID-19 pandemic, and (b) an increase in the average principal balance of loans held in consolidated warehouse trusts.
We also increased our base market servicing rate from 0.625% to 0.648% in the third quarter of 2021, which further decreased our Servicing Fees, Net balance for the year ended December 31, 2021. This change was developed with the assistance of a valuation specialist, and was primarily due to observations of increased market servicing compensation rates.
Gain on Sale of Borrower Loans
Gain on Sale of Borrower Loans consists of net gains on Borrower Loans sold through the Whole Loan Channel. The $2.4 million or 49%, increase in the gain for the year ended December 31, 2021 compared to 2020 was primarily due to increases in the volume of whole loans sold due to higher originations, as discussed above.

Fair Value of Warrants Vested on Sale of Borrower Loans
Fair Value of Warrants Vested on Sale of Borrower Loans relates to warrants to purchase Series F Convertible Preferred Stock issued to the Consortium that vested when the Consortium purchased whole loans under the Consortium Purchase Agreement, which ended in May 2019. Since that date, no further warrants have been issued.
Other Revenues
Other Revenues consist primarily of credit referral and incentive fees. Credit referral fees are earned from partner companies for the referral of customers on our platform, while incentive fees are earned from partner companies through our incentive programs. The $1.3 million or 47% increase in Other Revenues for the year ended December 31, 2021 as compared to 2020 was due primarily to increased application volume referred to our credit referral partners, and additional incentive fees earned for this period.
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
The decrease of $11.7 million or 27% in Total Interest Income (Expense) for the year ended December 31, 2021 as compared to 2020 was primarily due to lower outstanding principal balances on Borrower Loans, Notes Issued by Securitization Trust and Certificates Issued by Securitization Trust associated with our consolidated securitization VIEs prior to their deconsolidation from our balance sheet on September 27, 2021. After that date, no interest was accrued on those financial instruments. There have been no new securitizations since 2019. Net interest income from the securitizations decreased approximately $17.3 million as compared to the prior year. This was partially offset by a $4.2 million increase in Net Interest Income from Loans Held for Sale, as we increased the usage of our Warehouse Lines, and the average outstanding principal balance on these loans increased from the prior year. Additionally, there was a $1.4 million increase in Net Interest Income due to a decrease in the amortization of securitization set up costs, due to the timing of when these costs were incurred in 2019.
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
In 2019, we co-sponsored and consolidated three securitization transactions. On September 27, 2021, we sold our interest in residual certificates issued by these three consolidated securitizations and ceased to be the primary beneficiary. As a result, we deconsolidated these entities from our financial statements on that date, including the Borrower Loans and Certificates Issued by Securitization Trust that were carried at fair value. All necessary fair value adjustments were recorded up to the date of deconsolidation. Refer to Note 6 of the accompanying notes to PMI’s consolidated financial statements for additional information on the deconsolidation of these entities. Changes in the fair value of Borrower Loans held in consolidated securitization trusts are historically negative due to actual charge-offs but could be negative or positive due to changes in fair value adjustments that are attributable to changes in expected credit performance, prepayment rates and implied market discount rates. We earn interest income on loans held in warehouse and securitization trusts during the period we own or consolidate the loans, which partially offsets changes in the fair value of those loans. The following table illustrates the composition of the loans held in warehouse trusts by Prosper Rating, which is an indicator of the credit quality:

	Years Ended December 31,
	2021	2020
Loans Held for Sale(1):
AA	22%	16%
A	33%	35%
B	28%	34%
C	14%	11%
D	3%	4%
E	—%	—%
HR	—%	—%
Grand Total	100%	100%
(1) The percentages are calculated as the weighted average of month-end principal balances of Loans Held for Sale by Prosper Rating.
Fair values of Borrower Loans, Loans Held for Sale, Notes and Certificates Issued by Securitization Trust are estimated using discounted cash flow methodologies based upon a set of valuation assumptions. The key assumptions used include default and prepayment rates derived primarily from historical performance, and discount rates based on estimates of the rates of return that investors would require when investing in other financial instruments with similar characteristics. For the years ended December 31, 2021 and 2020, the Change in Fair Value of Financial Instruments, Net was a loss of $3.2 million and a loss of $34.2 million, respectively.
The decrease in the loss for the year ended December 31, 2021 as compared to the prior year was largely due to improvements in the economic landscape since the start of the COVID-19 pandemic in 2020, which negatively impacted the fair value of the financial instruments due to changes in valuation assumptions, including increased discount and default rates. There has also been an overall decrease in net charge-offs due to government stimulus, COVID-19 payment relief programs and tighter underwriting standards that we implemented in response to the COVID-19 pandemic.
For Loans Held for Sale, the gain from changes in fair value was $0.4 million for the year ended December 31, 2021, due to a $7.6 million gain on fair value, partially offset by $7.2 million in net charge-offs. This compares to 2020, when the fair value losses were $3.3 million and net charge-offs totaled $8.6 million. The improvement from the prior year is due in part to the $1.4 million decrease in net charge-offs, primarily reflective of decreases in projected future default rates.
For Borrower Loans, the gain from changes in fair value was $0.6 million for the year ended December 31, 2021, as compared to a $48.6 million loss for the year ended December 31, 2020. This change consisted primarily of a $18.7 million increase in fair value adjustments, driven by more favorable fair value assumptions and the receipt of borrower payments on previously discounted loans, as well as decreased net charge-offs of $30.6 million. Charge-offs increased in 2020 due to the economic impact of the COVID-19 pandemic. Additionally, as the portfolio of securitized Borrower Loans continued to season (prior to their deconsolidation from our balance sheet), the outstanding balance of these loans was reduced and the level of charge-offs decreased.
The fair value adjustment gains related to securitized Borrower Loans also contributed to a $6.1 million loss from change in fair value associated with Certificates Issued by Securitization Trust for the year ended December 31, 2021. Specifically, the value of these certificates increased as of September 27, 2021 to reflect the price at which we sold our residual certificate holdings to an unrelated third party. Finally, the gain on changes in fair value from Notes of $1.9 million for the year ended December 31, 2021 was generally consistent with charge-offs exceeding positive fair value adjustments for loans funded through the Note Channel. For the year ended December 31, 2020, the gain on changes in fair value from Notes was $19.7 million. As charge-offs have decreased from the prior year, the fair value gain on Notes has decreased as well.

The following table details the change in fair value of our financial instruments for the years ended December 31, 2021, 2020 and 2019, respectively (in thousands):

	Years Ended December 31,
	2021	2020	2019
Assets:
Borrower Loans	$595	$(48,620)	$(50,845)
Loans Held for Sale	422	(11,883)	(6,894)

Liabilities:
Notes	1,910	19,664	22,812
Certificates Issued by Securitization Trust	(6,110)	6,679	7,621
Total	$(3,183)	$(34,160)	$(27,306)
Expenses
The following table summarizes our expenses for the years ended December 31, 2021, 2020 and 2019 (dollar amounts in thousands):

	Years Ended December 31,
	2021	2020	$ Change	% Change	2020	2019	$ Change	% Change
Expenses:
Origination and Servicing	$35,056	$29,897	$5,159	17%	$29,897	$34,915	$(5,018)	(14)%
Sales and Marketing	35,065	29,259	5,806	20%	29,259	73,824	(44,565)	(60)%
General and Administrative - Research and Development	17,172	14,925	2,247	15%	14,925	17,246	(2,321)	(13)%
General and Administrative - Other	55,950	48,459	7,491	15%	48,459	54,342	(5,883)	(11)%
Change in Fair Value of Convertible Preferred Stock Warrants	138,622	(37,677)	176,299	468%	(37,677)	(11,235)	(26,442)	235%
Impairment Expenses	—	445	(445)	(100)%	445	—	445	100%
Restructuring Charges, Net	—	—	—	n/a	—	34	(34)	(100)%
Loss on Deconsolidation of VIEs	1,494	—	1,494	100%	—	—	—	n/a
Other Income, Net	(463)	(639)	176	(28)%	(639)	(1,945)	1,306	(67)%
Total Expenses	$282,896	$84,669	$198,227	234%	$84,669	$167,181	$(82,512)	(49)%

The following table reflects full-time employees as of December 31, 2021, 2020 and 2019 by functional area:

	December 31,
	2021	2020	2019
Origination and Servicing	121	119	145
Sales and Marketing	20	15	17
General and Administrative - Research and Development	101	93	101
General and Administrative - Other	142	126	141
Total Headcount	384	353	404
Origination and Servicing
Origination and Servicing costs consist primarily of salaries, benefits and stock-based compensation expense related to our capital markets, collections, customer support and payment processing employees and vendor costs associated with facilitating and servicing loans. The increase for the year ended December 31, 2021 of $5.2 million, or 17%, as compared to 2020 was primarily due to a $2.8 million combined increase in loan servicing and origination costs, consistent with the increase in originations discussed above. Additionally, compensation expense increased $1.2 million, due primarily to elimination of salary reductions we instituted in 2020 in response to the COVID-19 pandemic and amounts accrued under our long-term incentive plan. Internal-use software amortization also increased $1.3 million during this period due to the deployment of various marketplace features over the past year.
Sales and Marketing
Sales and Marketing costs consist primarily of affiliate marketing, search engine marketing, online and offline campaigns, email marketing, public relations and direct mail marketing, as well as compensation expenses such as wages, benefits and stock-based compensation for the employees who support these activities. For the year ended December 31, 2021, the increase of $5.8 million, or 20%, from the prior year was due primarily to a $6.2 million increase in marketing partnership costs, partially offset by a $1.0 million decrease in direct mail marketing costs. Additionally, compensation expense increased $0.7 million, due primarily to elimination of salary reductions we instituted in 2020 in response to the COVID-19 pandemic and amounts accrued under our long-term incentive plan.
General and Administrative – Research and Development
General and Administrative – Research and Development costs consist primarily of salaries, benefits and stock-based compensation expense related to our engineering and product development employees and related vendor costs. The increase in General and Administrative – Research and Development for the year ended December 31, 2021 of $2.2 million, or 15%, as compared to 2020 was due largely to a $1.4 million increase in compensation expense and a $0.1 million increase in outsourced services, primarily related to the development and launch of our Credit Card product and elimination of salary reductions we instituted in 2020 in response to the COVID-19 pandemic. There was also a $0.3 million increase in software licenses and subscription costs, as we continue to invest in our marketplace technology. Additionally, we incurred $0.2 million in executive search costs. We capitalized internal-use software and web development costs in the amounts of $9.8 million and $8.3 million for the years ended December 31, 2021 and 2020, respectively.
General and Administrative – Other
General and Administrative – Other expenses consist primarily of salaries, benefits and stock-based compensation expense related to our accounting and finance, risk, legal, compliance, human resources and facilities employees, professional fees related to legal and accounting and facilities expenses. The increase in General and Administrative - Other for the year ended December 31, 2021 of $7.5 million, or 15%, as compared to 2020 was due primarily to a $5.4 million increase in compensation expense, driven by increased headcount, elimination of salary reductions we instituted in 2020 in response to the COVID-19 pandemic as well as amounts accrued under our long-term incentive plan. There was also a $1.7 million increase in professional services, primarily related to contracts and litigation matters. Of the total increases attributable to compensation expense and professional services, approximately $1.4 million related to the launch of our new Credit Card product. Additionally, depreciation and executive search costs each increased $0.2 million from the prior year.
Change in Fair Value of Convertible Preferred Stock Warrants
Change in Fair Value of Convertible Preferred Stock Warrants was a loss of $138.6 million for the year ended December 31, 2021 due to an increase in the fair value of the underlying Convertible Preferred Stock in 2021.
Change in Fair Value of Convertible Preferred Stock Warrants was a gain of $37.7 million for the year ended December 31, 2020 due to a decrease in the fair value of the underlying Convertible Preferred Stock in 2020.
Impairment Expense
We recorded no impairment charge for the year ended December 31, 2021.
We recorded a $0.4 million impairment charge for the year ended December 31, 2020 related to our operating lease right-of-use assets. This impairment was triggered by the non-renewal of certain sublease agreements for a portion of our office space.
Loss on Deconsolidation of VIEs
As discussed in Note 6 of the accompanying consolidated financial statements, we sold our holdings of residual certificates issued by three consolidated securitization trust VIEs to an unrelated third party on September 27, 2021. As a result of that sale, we determined that we were no longer the primary beneficiary of those VIEs and they were deconsolidated on that date. We recognized a loss on deconsolidation totaling $1.5 million, which consists of the $4.1 million in cash consideration received for the sale of the residual certificates, less net assets deconsolidated of $5.6 million.

Other Income, Net
Other Income, Net was $0.5 million for the year ended December 31, 2021 and primarily consists of interest income on Cash, Cash Equivalents, as well as sublease income. The decrease of $0.2 million in Other Income, Net for the year ended December 31, 2021, as compared to 2020 was primarily due to a decrease in interest income of $0.2 million, as interest rates declined throughout 2020 and into the beginning of 2021, and a decrease in sublease income of $0.1 million. These decreases were partially offset by a $0.1 million gain recognized as part of the dissolution of our BillGuard Ltd. entity in January 2021.
Non-GAAP Financial Measures
Core Revenue
Core Revenue is a non-GAAP financial measure that we define as our Total Net Revenue adjusted to exclude the Fair Value of Warrants Vested on Sale of Borrower Loans. We believe it is useful to exclude the Fair Value of Warrants Vested on Sale of Borrower Loans from Total Net Revenue to derive a better measurement of our business performance. We believe that this adjustment also affords greater comparability to other companies.
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
Because of these limitations, you should consider Core Revenue alongside other financial performance measures, including Total Net Revenue and our financial results presented in accordance with U.S. GAAP. The following table presents a reconciliation of Total Net Revenue to Core Revenue for each of the periods indicated (in thousands):

	Year Ended December 31,
	2021	2020	2019
Total Net Revenues	$144,626	$103,236	$153,570
Fair Value of Warrants Vested on Sale of Borrower Loans	—	—	(17,553)
Core Revenue	$144,626	$103,236	$171,123
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure that we define as Net Income (Loss) adjusted for interest income on Available for Sale Investments and Cash and Cash Equivalents, SEC Settlement Costs, Income Tax Expense, depreciation and amortization, impairment of long-lived assets and goodwill, stock based compensation expense, Fair Value of Warrants Vested on the Sale of Borrower Loans, Restructuring Charges, and Change in Fair Value of Convertible Preferred Stock Warrants and certain infrequent or unusual transactions. The presentation of non-GAAP financial measures should not be considered in isolation or as a substitute for our financial results prepared in accordance with GAAP.
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
•Loss on deconsolidation of VIEs: We incurred a non-cash loss on the deconsolidation of three securitization trust VIEs in September 2021, consisting of the net consideration received and net assets deconsolidated. We exclude the impact of this loss because of the infrequent nature of the transaction. Management does not believe that it is reflective of our ongoing operating results.

The following table presents a reconciliation of Net (Loss) Income to Adjusted EBITDA for each of the periods indicated (in thousands):

	Years Ended December 31,
	2021	2020	2019
Net (Loss) Income	$(138,341)	$18,551	$(13,711)
Fair Value of Warrants Vested on Sale of Borrower Loans	—	—	17,553
Depreciation expense:
Servicing and Origination	7,167	5,830	5,111
General and Administrative - Other	2,501	2,300	2,286
Amortization of Intangibles	172	219	279
Impairment Expenses	—	445	—
Stock-Based Compensation	1,136	1,913	4,528
Restructuring Charges, Net	—	—	34
Change in Fair Value of Convertible Preferred Stock Warrants	138,622	(37,677)	(11,235)
Interest Income on Available for Sale Securities, Cash and Cash Equivalents	(8)	(184)	(1,025)
Loss on Deconsolidation of VIEs	1,494	—	—
Income Tax Expense	71	16	100
Adjusted EBITDA	$12,814	$(8,587)	$3,920

Expenses on the Consolidated Statement of Operations include the following amounts of stock-based compensation expense for the periods presented (in thousands):

	Years Ended December 31,
	2021	2020	2019
Servicing and Origination	$123	$35	$417
Sales and Marketing	62	69	243
General and Administrative	951	1,809	3,868
Total Stock-Based Compensation Expense	$1,136	$1,913	$4,528
LIQUIDITY AND CAPITAL RESOURCES
We anticipate our liquidity needs for the next twelve months, and for the foreseeable future beyond that period, can be met through transaction fees, servicing fees, net interest income, proceeds from sales of loans, draws on Warehouse Lines, proceeds from our $8.4 million loan provided by the Paycheck Protection Program (the “PPP loan”), and Cash and Cash Equivalents. For further details related to our warehouse lines and PPP loan, see Note 10 of the accompanying consolidated financial statements. The table in the section titled “Contractual Obligations” below summarizes our current and long-term material cash requirements as of December 31, 2021. Management monitors our financial results and operations. If the financial results anticipated are not achieved, our sources of liquidity may not be sufficient to meet our operating and liquidity requirements without obtaining additional liquidity which may not be available on favorable terms or at all.

The following table summarizes our cash flow activities for the periods presented (in thousands):

	Year Ended December 31,
	2021	2020	2019
Net (Loss) Income	$(138,341)	$18,551	$(13,711)

Net cash provided by (used in) operating activities	$113,563	$(32,334)	$(68,078)
Net cash (used in) provided by investing activities	(7,178)	137,655	96,480
Net cash used in financing activities	(84,628)	(111,861)	(15,053)
Net increase (decrease) in Cash, Cash Equivalents and Restricted Cash	21,757	(6,540)	13,349
Cash, Cash Equivalents and Restricted Cash at the beginning of the period	213,868	220,408	207,059
Cash, Cash Equivalents and Restricted Cash at the end of the period	$235,625	$213,868	$220,408

Cash, Cash Equivalents and Restricted Cash increased by $21.8 million for the year ended December 31, 2021, based on the following components:
Operating Activities: $113.6 million in cash was provided by operating activities, driven by (a) $58.1 million in net proceeds from Loans Held for Sale, (b) $33.2 million in cash provided by working capital and (c) $22.3 million in net loss, net of non-cash items. These non-cash items include the $1.5 million Loss on Deconsolidation of VIEs, which is more fully described in Note 6 of the accompanying consolidated financial statements.
Investing Activities: $7.2 million in cash was used in investing activities due to (a) $232.0 million in purchases of Borrower Loans and (b) $12.0 million purchases of property and equipment, primarily consisting of internal-use software, offset by (c) $236.9 million in principal payments on Borrower Loans.
Financing Activities: $84.6 million in cash was used in financing activities, due primarily to (a) $102.6 million in payments on Notes and Certificates Issued by Securitization Trusts, (b) $33.1 million in net payments on Warehouse Lines and (c) $6.8 million in net cash and restricted cash outflows from the deconsolidation of the securitization VIEs. The $6.8 million consists of $4.1 million in cash proceeds from the sale of residual certificates, offset by $10.9 million in restricted cash retained by the deconsolidated VIEs. These are offset by $59.7 million in proceeds, net of payments, from Notes, at Fair Value. We also incurred $1.7 million in debt issuance costs related to the extension of the PWIIT Warehouse Line in March 2021 and the PWIT Warehouse Line in May 2021 (Note 10).
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
Investing Activities: $137.7 million in cash was provided by investing activities primarily due to (a) $279.7 million from sales and principal payments of Borrower Loans, offset by (b) $133.6 million in purchases of Borrower Loans and (c) $8.4 million in purchases of property and equipment, primarily consisting of internal-use software.
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
We recorded a reserve for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. We are required to make subjective assumptions and judgments regarding our income tax exposures. Interpretations and guidance surrounding income tax laws and regulations change over time. As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of operations.
Off-Balance Sheet Arrangements
As a result of retaining servicing rights on the sale of Borrower Loans, we are an interest holder in certain special purpose entities that purchase these Borrower Loans. None of these special purpose entities are consolidated as we are not the primary beneficiary. Other than these special purpose entities, as of December 31, 2021, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements or other purposes.
Contractual Obligations
As of December 31, 2021, the following table summarizes our contractual obligations and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Operating lease obligations	$11,930	$5,833	$3,484	$2,613	$—
Financing lease obligations	78	78	—	—	—
WebBank purchase obligations	13,767	13,767	—	—	—
WebBank minimum origination fees	3,744	1,244	2,500	—
Total contractual obligations	$29,519	$20,922	$5,984	$2,613	$—
WebBank Purchase Obligations
Under our loan account program with WebBank, a Utah-charted industrial bank that serves as our primary issuing bank, WebBank retains ownership of loans facilitated through our marketplace for two business days after origination. As part of this arrangement, we have committed to purchase the loans at the conclusion of the two business days.
WebBank Minimum Origination Fees
We are required to pay WebBank a minimum fee to the extent monthly loan originations due to not meet certain contractual thresholds. This obligation is more fully discussed in Note 17 of the accompanying consolidated financial statements.
CRITICAL ACCOUNTING POLICIES
The accounting policies discussed below reflect our most significant judgments, assumptions and estimates which we believe are critical in understanding and evaluating our reported financial results including: (i) fair value measurement of Borrower Loans, Loans Held for Sale, Notes, and Certificates Issued by Securitization Trust (prior to their deconsolidation in September 2021); (ii) Loan Servicing Assets and (iii) fair value measurement of Convertible Preferred Stock Warrants. These judgments, estimates and assumptions are inherently subjective in nature and actual results may differ from these estimates and assumptions, and the differences could be material. For a full description of all accounting policies adopted by us, please see Note 2 to our consolidated financial statements.
Valuation of Borrower Loans, Loans Held for Sale, Notes and Certificates Issued by Securitization Trust
We have elected the fair value option for Borrower Loans, Loans Held for Sale, Notes, and Certificates Issued by Securitization Trust. We primarily use a discounted cash flow model to estimate the fair value of Borrower Loans, Loans Held for Sale, Notes, and Certificates Issued by Securitization Trust. The key assumptions used in the valuation include default rates and prepayment rates derived from historical performance and discount rates that reflect estimates of the rates of return that investors would require when investing in financial instruments with similar characteristics. All these assumptions require significant management judgment. For further information on fair value measurement of Borrower Loans, Loans Held for Sale, Notes, and Certificates Issued by Securitization Trust, refer to Note 7 - Fair Value of Assets and Liabilities of the accompanying notes to PMI’s consolidated financial statements.
Valuation of Loan Servicing Asset
We have elected to adopt the fair value method to measure the Servicing Assets for all classes of Servicing Assets subsequent to initial recognition. We use a discounted cash flow model to estimate the fair value of the loan Servicing Assets which incorporates significant unobservable inputs of the contractual projected servicing fee revenue that we earn on the Borrower Loans, the estimated market Servicing Fees to service such loans, the prepayment rates, the default rates, discount rate and the current principal balances of the loans. For further information on fair value measurement of the Servicing Assets, refer to Note 5 - Servicing Assets and Note 7 - Fair Value of Assets and Liabilities of the accompanying notes to PMI’s consolidated financial statements.
Valuation of Convertible Preferred Stock Warrants
Convertible Preferred Stock Warrants primarily consist of warrants to purchase Series E and Series F Convertible Preferred Stock issued to the Consortium that vested when the Consortium purchased whole loans under the Consortium Purchase Agreement, which ended in May 2019.
We estimate the fair value of the Series E and Series F Warrants using valuation methods appropriate at each balance sheet date. Generally, this includes determining the business enterprise value of the Company using methods that may include discounted cash flow model, comparable public company analysis, and comparable acquisition analysis, which require significant management judgment. Additionally, we review and consider any recent transactions involving the Company's equity in determining whether such transactions should be considered in the valuation. Once the business enterprise value has been estimated, an option pricing model is used to allocate the value to the various classes of our equity. The concluded per share value for the Series E and Series F Convertible Preferred Stock Warrant is then determined using a Black-Scholes option pricing model that requires us to make key assumptions such as volatility and expected warrant term. For further information on fair value measurement of the Convertible Preferred Stock Warrants, refer to Note 7 - Fair Value of Assets and Liabilities and Note 12 - Convertible Preferred Stock, Convertible Preferred Stock Warrant Liability and Common Stock of the accompanying notes to PMI’s consolidated financial statements.
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
Recent Developments
We continue to track the impact of COVID-19 and its variants on our communities, and are offering assistance to qualified borrowers who are facing financial hardship as a result of the COVID-19 pandemic. These relief options include, among other things, the ability to delay up to four monthly loan payments, the ability to reduce minimum monthly payments for up to 12 months and extend the term of the loan by up to 11 months, and waived late and non-sufficient funds fees. Since COVID-19 relief was first offered in March 2020 and through December 31, 2021, approximately 9.1% of our current outstanding loan balances on a cumulative basis have enrolled in at least one of these COVID-19 relief programs. Approximately 1.2% of our outstanding loan balances are actively enrolled in at least one relief program as of December 31,

2021. Overall requests for COVID-19 relief are declining; however, enrollment may continue as long as the pandemic continues to trigger financial hardship for borrowers.
Results of Operations
Overview
The following table summarizes Prosper Funding’s net income for the years ended December 31, 2021, December 31, 2020 and December 31, 2019 (in thousands):

	Year Ended December 31,
	2021	2020	Change	% Change	2020	2019	Change	% Change
Total Net Revenues	$62,757	$52,153	$10,604	20%	$52,153	$73,562	$(21,409)	(29)%
Total Expenses	59,547	50,752	8,795	17%	50,752	67,620	(16,868)	(25)%
Net Income	$3,210	$1,401	$1,809	129%	$1,401	$5,942	$(4,541)	(76)%

Total revenues for the year ended December 31, 2021 increased $10.6 million, or 20%, from the year ended December 31, 2020, primarily due to increased administration fee revenue driven by an increase in the number of loan listings on the marketplace during the period. Additionally, increased originations have led to additional servicing assets and thus a larger Gain on Sale of Borrower Loans. These increases were partially offset by decreased Servicing Fees, Net, due to a lower outstanding Borrower Loan balance in the servicing portfolio. Total expenses for the year ended December 31, 2021 increased $8.8 million, or 17%, from the year ended December 31, 2020 primarily due to an increase in the number of loans funded during the period, which resulted in increased administration fee expense. The increases in loan listings and originations are due to increased investor demand, lower rates offered to borrowers and less restrictive underwriting requirements, reflecting the general economic recovery since the start of the COVID-19 pandemic.

Revenues
The following table summarizes Prosper Funding’s revenue for the years ended December 31, 2021, 2020 and 2019 (dollars in thousands):

	Year Ended December 31,
	2021	2020	Change	% Change	2020	2019	Change	% Change
REVENUES:
Operating Revenues:
Administration Fee Revenue – Related Party	$34,017	$21,618	$12,399	57%	$21,618	$49,818	$(28,200)	(57)%
Servicing Fees, Net	15,770	20,791	(5,021)	(24)%	20,791	26,368	(5,577)	(21)%
Gain (Loss) on Sale of Borrower Loans	8,450	6,430	2,020	31%	6,430	(5,058)	11,488	227%
Other Revenue	1,312	552	760	138%	552	155	397	256%
Total Operating Revenues	59,549	49,391	10,158	21%	49,391	71,283	(21,892)	(31)%

Interest Income on Borrower Loans	36,952	36,765	187	1%	36,765	41,146	(4,381)	(11)%
Interest Expense on Notes	(34,514)	(34,457)	(57)	—	(34,457)	(38,492)	4,035	(10)%
Total Interest Income (Expense), Net	2,438	2,308	130	6%	2,308	2,654	(346)	(13)%
Change in Fair Value of Financial Instruments, Net	770	454	316	70%	454	(375)	829	221%
Total Net Revenues	$62,757	$52,153	$10,604	20%	$52,153	$73,562	$(21,409)	(29)%
Administration Fee Revenue - Related Party
Prosper Funding primarily generates revenue through license fees it earns under its Administration Agreement with PMI. The Administration Agreement contains a license granted by PFL to PMI that entitles PMI to use the marketplace for, and in relation to: (i) PMI’s performance of its duties and obligations under the Administration Agreement, and (ii) PMI’s performance of its duties and obligations to WebBank under the Loan Account Program Agreement. The Administration Agreement requires PMI to pay PFL a monthly license fee that is partially based on the number of loan listings posted on the marketplace in that month, as well as a rebate fee based on rebates given to investors as an incentive to purchase Borrower Loans from PFL. The increase in Administrative Fee Revenue of $12.4 million for the year ended December 31, 2021 as compared to in 2020 was primarily due to an increase in loan listings generated on the marketplace during the respective periods.
Servicing Fees, Net
Investors who purchase Borrower Loans from Prosper Funding through the Whole Loan Channel typically pay Prosper Funding a servicing fee which is currently set at 1.075% per annum of the outstanding principal balance of the Borrower Loan prior to applying the current payment. The servicing fee compensates Prosper Funding for the costs incurred in servicing the Borrower Loan, including managing payments from borrowers, managing payments to investors and maintaining investors’ account portfolios. Prosper Funding records Servicing Fees from investors as a component of operating revenues when received. The decrease in Servicing Fees of $5.0 million in the year ended December 31, 2021 as compared to 2020 was primarily due to a lower outstanding Borrower Loan balance in the servicing portfolio.
Gain (Loss) on Sale of Borrower Loans
Gain (Loss) on Sale of Borrower Loans consists of net gains (losses) on Borrower Loans sold through the Whole Loan Channel. For the year ended December 31, 2021, PFL recognized a gain of $8.5 million, an increase of $2.0 million over 2020. This increase was due to increased whole loan originations during that period.
Other Revenues
Other Revenues consists primarily of credit referral and incentive fees. Credit referral fees are earned from partner companies for the referral of customers on our platform, while incentive fees are earned from partner companies through our incentive programs. The $0.8 million increase in Other Revenues for the year ended December 31, 2021, as compared to 2020 is primarily due to increased incentive fees generated from a whole loan purchaser.
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
Overall, the increase in net interest income for the year ended December 31, 2021, as compared to 2020, was not significant.
Change in Fair Value of Financial Instruments, Net
Change in Fair Value of Financial Instruments, Net captures gains (losses) in fair value estimates using discounted cash flow methodologies that are based upon a set of valuation assumptions. The key assumptions used in these valuations include default and prepayment rates derived from historical performance and discount rates that reflect estimates of the rates of return that investors would require when investing in other financial instruments with similar characteristics. Changes in fair value of Borrower Loans funded through the Note Channel are largely offset by the changes in fair value of the corresponding Notes due to the borrower payment-dependent structure, though differences will arise due to the actual and projected impact of cash flows related to charge-offs, debt sales and miscellaneous fees.
The following table summarizes the fair value adjustments for the years ended December 31, 2021, 2020 and 2019 respectively (in thousands):

	Year Ended December 31,
	2021	2020	2019
Borrower Loans	$(1,141)	$(19,210)	$(23,185)
Notes	1,911	19,664	22,810
Total	$770	$454	$(375)

Expenses
The following table summarizes Prosper Funding’s expenses for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2021	2020	Change	% Change	2020	2019	Change	% Change
Expenses:
Administration Fee – Related Party	$52,641	$45,472	$7,169	16%	$45,472	$62,575	$(17,103)	(27)%
Servicing	6,409	4,900	1,509	31%	4,900	5,012	(112)	(2)%
General and Administrative	497	380	117	31%	380	33	347	n/a
Total Expenses	$59,547	$50,752	$8,795	17%	$50,752	$67,620	$(16,868)	(25)%
Administration Fee Expense - Related Party
Pursuant to the Administration Agreement between Prosper Funding and PMI, PMI manages the marketplace on behalf of Prosper Funding. Accordingly, each month Prosper Funding is required to pay PMI (a) a corporate administration fee of $500,000 per month, (b) a fee for each Borrower Loan originated through the marketplace, (c) 62.5% of all Servicing Fees collected by or on behalf of Prosper Funding, and (d) all nonsufficient funds fees collected by or on behalf of Prosper Funding. The increase of Administration Fee expense of $7.2 million for the year ended December 31, 2021 as compared to 2020 was due to the increased origination volume of Borrower Loans in 2021. In general, the Administrative Fee Expense will not fluctuate directly in line with the Administrative Fee Revenue due to the flat corporate administrative fee as well as the fact that Prosper Funding pays fees for three different services, but receives a fee based only the number of loans listed on the platform.
Servicing
Servicing costs consist primarily of vendor and borrower costs, as well as depreciation of internal-use software associated with servicing Borrower Loans. The increase in Servicing costs for the year ended December 31, 2021, as compared to 2020, was primarily driven by the increase in originations and the depreciation of internal-use software during this time.
General and Administrative
General and Administrative costs consist primarily of bank service charges and professional fees. The change in General and Administrative costs for the year ended December 31, 2021, as compared to 2020 was not significant.
LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes Prosper Funding’s cash flow activities for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Years Ended December 31,
	2021	2020	2019
Net Income	$3,210	$1,401	$5,942

Net cash provided by (used in) operating activities	$32,685	$30,750	$(12,819)
Net cash (used in) provided by investing activities	(65,416)	12,994	(11,219)
Net cash provided by (used in) financing activities	59,683	(20,681)	(5,282)
Net increase (decrease) in Cash, Cash Equivalents and Restricted Cash	26,952	23,063	(29,320)
Cash, Cash Equivalents and Restricted Cash at the beginning of the period	140,924	117,861	147,181
Cash, Cash Equivalents and Restricted Cash at the end of the period	$167,876	$140,924	$117,861

Cash, Cash Equivalents and Restricted Cash increased by $27.0 million for the year ended December 31, 2021, based on the following components:

Operating Activities: $32.7 million in cash was provided by operating activities, driven by cash from working capital of $24.1 million, primarily due to the timing of payments to PMI and investors, and $8.6 million from net income, net of non-cash adjustments.
Investing Activities: $65.4 million net cash used in investing activities, due to $232.0 million in purchases of Borrower Loans and $6.1 million in purchases of property and equipment, partially offset by $172.7 million of principal payments under Borrower Loans.
Financing Activities: $59.7 million net cash was provided by financing activities, due to $231.9 million in proceeds from the issuance of Notes, at Fair Value, partially offset by $172.3 million in payments for Notes, at Fair Value.
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
Investing Activities: $13.0 million net cash provided by investing activities was primarily due to $149.9 million in principal payments under Borrower Loans, partially offset by purchases of Borrower Loans of $133.6 million and property and equipment of $3.3 million.
Financing Activities: $20.7 million net cash was used in financing activities, primarily due to $149.4 million in payments for Notes, at Fair Value and $4.5 million in distributions to PMI, partially offset by $133.2 million from proceeds from the issuance of Notes, at Fair Value.
Income Taxes
Prosper Funding incurred no income tax provision for the years ended December 31, 2021 and 2020. Prosper Funding is a U.S. disregarded entity and the income and loss is included in the return of parent PMI. Given PMI’s history of taxable losses, it is difficult to accurately forecast how Prosper’s and Prosper Funding’s results will be affected by the realization and use of net operating loss carry forwards.
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
Through the Warehouse Lines we invest in Loans Held for Sale. Investments in interest-earning instruments carry a degree of interest rate risk. Changes in U.S. interest rates affect the market value of these Loans Held for Sale held on our balance sheet. Our future investment income may fall short of expectations, or we may suffer a loss in principal if we are forced to sell Loans Held for Sale that have declined in market value due to changes in interest rates, loss assumptions or overall market conditions. Changes in the market value of Loans Held for Sale are recorded on the Consolidated Statement of Operations. The fair value of Loans Held for Sale was $243.2 million and $274.6 million as of December 31, 2021 and 2020, respectively.
The fair values of Borrower Loans, Loans Held for Sale, Notes and Certificates Issued by the Securitization Trust are determined using discounted cash flow methodologies based upon a set of valuation assumptions such as default rate, prepayment rate and discount rate. Default rate, prepayment rate and discount rate may change due to expected loan performance or changes in the expected returns of similar financial instruments available in the market. We are exposed to the risk of decrease in the fair value of loans held in the warehouse and securitization trusts (prior to deconsolidation in September 2021). For Borrower Loans and Notes presented on our Balance Sheet on behalf of our Note Channel investors, the fair value adjustments for Borrower Loans are largely offset by the fair value adjustments of the Notes due to the borrower payment dependent design of the Notes and due to the total principal balances of the Borrower Loans being very close to the total principal balances of the Notes.
We are also exposed to variable interest rate risk under the debt from the Warehouse Lines, which had an outstanding balance of $209.3 million and $242.5 million as of December 31, 2021 and 2020, respectively. To reduce the impact of large fluctuations in interest rates, we hedged a portion of our interest rate risk by entering into a derivative agreement with a financial institution, which is currently out of the money. The derivative agreement that we use to manage the risk associated with fluctuations in interest rates may not be able to eliminate the exposure to these changes. Interest rates are sensitive to numerous factors outside of our control, such as government and central bank monetary policy in the United States. Depending on the size of the exposures and the relative movements of interest rates, if we choose not to hedge or fail to effectively hedge our exposure, we could experience a material adverse effect on our results of operations and financial condition.
PMI had cash and cash equivalents of $67.7 million and $50.1 million as of December 31, 2021 and 2020, respectively. These amounts were held in various unrestricted deposits with highly rated financial institutions and short-term, highly liquid marketable securities which may include money market funds, U.S. Treasury securities, and U.S. agency securities. Cash and Cash Equivalents are held for working capital purposes. Due to their short-term nature, we believe that we do not have any material exposure to changes in the fair value of these liquid investments as a result of changes in interest rates. Decreases in short-term interest rates will moderately reduce interest income on these Cash and Cash Equivalents. Increases in short-term interest rates will moderately increase the interest income earned on the Cash and Cash Equivalents.
Interest Rate Sensitivity
As more fully described in Note 7 - Fair Value of Assets and Liabilities of our financial statements attached to this Annual Report on Form 10-K, the combined fair value of Borrower Loans and Loans Held for Sale is $510.8 million as of December 31, 2021, determined using a weighted-average discount rate of 5.64%. The combined fair value of Borrower Loans (including securitized Borrower Loans, which were deconsolidated from our balance sheet on September 27, 2021) and Loans Held for Sale was $652.9 million as of December 31, 2020, determined using a weighted-average discount rate of 8.26%. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $5.1 million and $5.8 million in the fair value of PMI’s investment in Borrower Loans and Loans Held for Sale as of December 31, 2021 and 2020, respectively. A hypothetical 100 basis point decrease in interest rates would result in an increase of approximately $5.3 million and $5.9 million in the fair value of our investment in Borrower Loans and Loans Held for Sale as of December 31, 2021 and 2020, respectively. Any realized or unrealized gains or losses resulting from such interest rate change would be recorded in our statement of operations so long as we hold these Borrower Loans and Loans Held for Sale on our balance sheet.
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
Prosper Funding had Cash and Cash Equivalents of $10.8 million and $8.6 million as of December 31, 2021 and 2020, respectively. These amounts were held in various unrestricted deposits with highly rated financial institutions and short term, highly liquid marketable securities which may include money market funds, U.S. treasury securities and U.S. agency securities. Cash and cash equivalents are held for working capital purposes. Due to their short-term nature, Prosper Funding believes that it does not have any material exposure to changes in the fair value of these liquid investments as a result of changes in interest rates. Decreases in short-term interest rates will moderately reduce interest income on these Cash and Cash Equivalents, while increases in short-term interest rates will moderately increase the interest income earned on these Cash and Cash Equivalent balances.
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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
In connection with the preparation of this Annual Report on Form 10-K, each Registrant’s management, under the supervision and with the participation of such Registrant’s Principal Executive Officer (PEO) and Principal Financial Officer (PFO), evaluated the effectiveness of the design and operation of such Registrant’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2021. Based upon this evaluation, the PEO and the PFO of each Registrant have concluded that these disclosure controls and procedures are effective to provide reasonable assurance that material information relating to each Registrant and its subsidiaries that is required to be disclosed in reports filed with, or submitted to, the SEC under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms, and (ii) is accumulated and communicated to management, including its PEO and PFO, as appropriate to allow timely decisions regarding required disclosure.
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

The Registrants’ management has assessed the effectiveness of the Registrants’ internal control over financial reporting as of December 31, 2021. In making this assessment the Registrants used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework (2013).” These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. Each Registrant’s assessment included documenting and evaluating the effectiveness of its internal control over financial reporting. Based on this evaluation, the person serving as each Registrant’s PEO and PFO has concluded that such Registrant’s internal controls were effective as of December 31, 2021.
Changes in Internal Control over Financial Reporting
During the fourth quarter of 2021, there were no changes in the internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Registrant's internal control over financial reporting.
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
ITEM 9B. OTHER INFORMATION
In April 2020, we obtained an $8.4 million loan from the Paycheck Protection Program (“PPP”), which was established by the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and sponsored by the U.S. Small Business Administration (“SBA”) in order to provide small businesses with assistance in covering qualified payroll costs, mortgage obligations, leases, and utilities during the economic downturn triggered by the COVID-19 pandemic. On March 21, 2022, we received notice from the SBA that our PPP loan was forgiven in full through a forgiveness payment made on March 15, 2022 by the SBA to Broadway National Bank, the lender of our PPP loan.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Prosper Marketplace, Inc.
Executive Officers, Directors and Key Employees
The following table sets forth information about PMI’s current and imminent executive officers and directors as of the date of this Annual Report on Form 10-K:

Name	Age	Position(s)
David Kimball	51	Chief Executive Officer and Chairman of the Board
Usama Ashraf	45	President and Chief Financial Officer
Edward R. Buell III	42	General Counsel, Secretary and Chief Compliance Officer
Pete Woodhouse	56	Chief Technology Officer
Ashish Agarwal	47	Chief Marketing Officer (as of January 2022)
Claire A. Huang	59	Director
Thomas R. Kearney	63	Director
Peter J. deSilva	60	Director
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
Usama Ashraf has served as PMI’s President since March 2021 and as its Chief Financial Officer since February 2017. He is currently responsible for Prosper's finance, capital markets, risk and business intelligence functions. He also currently serves as President, Chief Financial Officer, Treasurer and a director of PFL. Prior to joining PMI, from February 2016 to February 2017, Mr. Ashraf served as Deputy Chief Financial Officer and Treasurer at Annaly Capital Management, Inc. (“Annaly”). Prior to his time at Annaly, Mr. Ashraf worked at United Services Automobile Association (“USAA”), where he served as Corporate Treasurer from November 2014 to February 2016 and Assistant Corporate Treasurer from January 2014 to October 2014. Before joining USAA, Mr. Ashraf spent 13 years at CIT Group, where he held various positions in the Treasury and Corporate M&A departments, most recently serving as Deputy Treasurer with responsibility for the firm’s Treasury activities in the United States. He started his career in the investment banking division of Citigroup focused on M&A. Mr. Ashraf received a B.S. in Economics, with concentrations in Finance and Accounting, from The Wharton School of the University of Pennsylvania.
Edward “Ted” R. Buell III has served as PMI’s General Counsel and Secretary since March 2021, and its Chief Compliance Officer since June 2018. Mr. Buell also currently serves as PFL’s Secretary, a position he has held since March 2021. Prior to that, Mr. Buell served as PMI’s Deputy General Counsel from June 2018 to March 2021, its Assistant General Counsel and Deputy Chief Compliance Officer from January 2017 to June 2018 and its Senior Corporate Counsel from September 2015 to January 2017. Before joining PMI in September 2015, Mr. Buell served as an attorney at Severson & Werson P.C., advising and representing financial services clients in regulatory matters and litigation, from April 2010 to September 2015. Prior to that, Mr. Buell served as Assistant General Counsel at GreenPoint Mortgage Funding, Inc., a national mortgage bank that originated, sold and serviced mortgage loans, from September 2005 to April 2010. Mr. Buell holds a J.D. from the University of Miami School of Law and a B.A. degree in Criminology, Law and Society from the University of California, Irvine.

Pete Woodhouse has served as PMI’s Chief Technology Officer since July 2021. Before joining PMI, Mr. Woodhouse was the Chief Technology Officer and Head of Product at Sibly, an employee mental health coaching text-based platform. Prior to his time at Sibly, Mr. Woodhouse spent 7 years in a variety of technology roles at PayPal, including as the Chief Technology Officer at PayPal Credit and as the Senior Director at PayPal Global Solutions Engineering. In Mr. Woodhouse’s role as Chief Technology Officer at PayPal Credit, he was responsible for building and integrating multiple credit products into the PayPal platform structure. Prior to his time at PayPal, Mr. Woodhouse held various product development and technology roles at PRTM, a management consulting subsidiary of PwC, Agilent Technologies, an analytical instrumentation development and manufacturing company, and spent 10 years at Hewlett-Packard Company. Mr. Woodhouse also currently serves as an Engineering Leadership Mentor at Plato, a mentorship program that aims to build soft skills in engineering and product managers. Mr. Woodhouse holds an MBA from Santa Clara University and a Bachelor of Science in Electrical Engineering from the University of Plymouth (England).

Ashish Agarwal has served as PMI’s Chief Marketing Officer since January 2022. Mr. Agarwal has experience leading growth for multiple lending and payment fintech companies. Prior to joining PMI, Mr. Agarwal served as Chief Marketing Officer at Plastiq, a business-to-business payment platform. Prior to Plastiq, Mr. Agarwal spent 3 years at Humana, a Fortune 50 health insurance and healthcare company, as the line-of-business Chief Marketing Officer for Humana’s Pharmacy division. Prior to Humana, Mr. Agarwal served as Chief Growth Officer for 4 years at Remitly, a digital remittance company. During his time as Chief Growth Officer, Mr. Agarwal built and led Remitly’s global marketing strategy from its early stages through several financing rounds. Prior to his time at Remitly, Mr. Agarwal held various marketing, strategy and analytics roles for 7 years at Capital One Financial Corporation, including as Vice President of Marketing and Analytics and as Director of Partnerships Deal Valuations. Mr. Agarwal also currently serves as a Venture Partner with NextGen Venture Partners, which invests in early-stage technology companies. Mr. Agarwal holds an MBA from Vanderbilt University and a Bachelor of Technology in Mechanical Engineering from the Indian Institute of Technology, Madras (India).
Claire A. Huang has served as a director of PMI since December 2017. Ms. Huang is currently a member of the board of directors of SigFig, a robo-investing and customer engagement software provider, Zions Bancorporation N.A., a regional bank, Filinvest Development Corporation, a Philippines-based real estate development company, and PODS, a leading storage and moving company. She is a member of the audit committee and compensation committee of Zions Bancorporation N.A. She is also a member of the corporate governance committee, the related-party transaction committee, and chairwoman of the digital committee of Filinvest Development Corporation. She previously served as a director of Mirador Financial, Inc., a small business lending platform, from 2017 to 2018, and Scottrade, a leading online brokerage firm, from 2015 to 2017. Ms. Huang has extensive experience in marketing and brand management. She served as the first global Chief Marketing Officer of JP Morgan Chase from 2012 to 2014, where she worked with the marketing teams across all Chase retail and JP Morgan wholesale businesses to build brands and businesses with a customer focus. Before joining JP Morgan Chase, from 2008 to 2012, Ms. Huang held global head of marketing positions at Bank of America Merrill Lynch, where she was responsible for a number of high profile marketing initiatives, including the integration of Merrill Lynch and Bank of America and the launch of Merrill Edge, the company’s brokerage platform. Prior to her time at Bank of America Merrill Lynch, Ms. Huang held marketing leadership positions at Fidelity Investments, American Express Company, Wise Foods, and The Häagen-Dazs Company. Ms. Huang received a B.A. in Economics from De La Salle University in Manila, Philippines. PMI believes that Ms. Huang’s marketing and brand management expertise, as well as her experience at several leading financial institutions, give her the qualifications and skills to serve as a director.
Thomas R. Kearney was appointed as a director of PMI in May 2020. Mr. Kearney is currently a member of the Board of Directors and Finance Committee of the Plattsburgh College Foundation, a non-profit organization affiliated with the State University of New York at Plattsburgh. Mr. Kearney is also a member of the Board of Directors of the YMCA of San Francisco, a non-profit organization (“YSF”). Additionally, he is YSF Finance Committee Chair and a member of the YSF Board Executive Committee. Mr. Kearney is a CPA with extensive technical accounting and auditing experience. He previously worked at PricewaterhouseCoopers LLP for nearly 35 years and served as Assurance Partner for 20 years. In this role, Mr. Kearney helped financial services clients navigate a wide range of complex financial instruments, credit arrangements and operational processes and controls. Prior to PwC, Mr. Kearney conducted periodic reserve reporting for the Federal Reserve Bank of San Francisco and assisted with the implementation of Regulation D and Contemporaneous Reserve Reporting. Mr. Kearney holds a B.S. in Accounting from State University of New York at Plattsburgh. PMI believes that Mr. Kearney’s financial, business, and regulatory expertise give him the qualification and skills to serve as a director. Mr. Kearney qualifies as an “audit committee financial expert” under SEC guidelines.

Peter J. deSilva was appointed as a director of PMI in April 2021. Mr. deSilva is currently a Harvard University Senior Fellow in the Advanced Leadership Initiative through May 2022. His fellowship includes participating in an advanced leadership curriculum with more than 50 other fellows from around the world, participating in various courses, mentoring other graduate and undergraduate students and developing a program with significant social impact potential. Mr. deSilva also currently serves as a director on the Board of Directors at Infosel Financiero SA de CV, a financial technological platform and business news agency that operates in Mexico and Latin America, and currently serves as a director on the Board of Directors at Fidelity Security Life Insurance Company, an insurance services provider. Mr. deSilva also serves as a director of Fidelity Security Assurance Company, a subsidiary of Fidelity Security Life Insurance Company. Mr. deSilva previously served as the President of TD Ameritrade’s retail business and as President of TD Ameritrade, Inc. the firms broker dealer from September 2017 to December 2020. In his role, Mr. deSilva directed all facets of the division’s business strategy and operations, and integration with Scottrade Financial Services, another leading online brokerage firm. Prior to joining TD Ameritrade, from February 2015 to August 2017, Mr. deSilva served as the President of the Retail and Institutional divisions of Scottrade Financial Services, where he was responsible for the corporate strategy and distribution, sales, digital transformation, investment management, and institutional custody functions. Mr. deSilva also served on Scottrade, Inc.’s Board of Directors from February 2015 - to August 2017. Before joining Scottrade Financial Services, from 2004 to 2015, Mr. deSilva served as the President and Chief Operating Officer of UMB Financial Corporation, a financial services provider. Mr. deSilva also served on UMB Financial Corporation’s Board of Directors from February 2004 to December 2015. Prior to his time at UMB Financial Corporation, Mr. deSilva worked at Fidelity Investments, a leading online brokerage firm, where he held several leadership positions, including Senior Vice President and General Manager of Fidelity Investments’ Retail division and Senior Vice President of Fidelity Brokerage Company. Mr. deSilva holds a B.S. in Business Administration and Management from the University of Massachusetts, Dartmouth. Mr. deSilva also holds Series 7, 24, 63 and 66 licenses from the Financial Industry Regulatory Authority. PMI believes that Mr. deSilva’s financial, business and regulatory expertise give him the qualifications and skills to serve as a director.
Election of Directors
PMI’s board of directors currently consists of eight seats, with one vacancy to be filled by a designee of the Series A Holders, one vacancy to be filled by a designee of the Series A-1 Holders, one vacancy to be filled by a designee of Francisco Partners III, L.P., and one vacancy to be filled by a designee of the Series F Holders. All of the current members of PMI's board of directors were elected as directors pursuant to the terms of a voting rights agreement entered into among certain of PMI’s stockholders. In selecting the composition of its board of directors, PMI seeks to ensure that its board of directors collectively has a balance of expertise in the following areas: internet-based business, consumer financial products and experience directing public and start-up companies. Based on these criteria, PMI believes that its board of directors has been effective in identifying diverse directors. The board of directors’ composition provisions of PMI’s voting rights agreement are still in effect. For more information regarding the terms of the voting rights agreement, see Item 13, “Certain Relationships and Related Transactions, and Director Independence.” Holders of the Notes offered through our marketplace, and the accompanying PMI Management Rights, will have no ability to elect or influence PMI’s directors or approve significant corporate transactions, such as a merger or other sale of PMI or its assets.
Board Leadership
Because PMI’s common stock is not listed on a national exchange, PMI is not required to maintain a board of directors consisting of a majority of independent directors, or to maintain an audit, nominating or compensation committee. PMI does not have a lead independent director.
Code of Ethics
Our Board of Directors is committed to a high standard of corporate governance practices and, through its oversight role, believes that it has encouraged and promoted a requisite culture of ethical business conduct among PMI’s officers and employees. To memorialize its commitment to these standards, the Board of Directors of PMI adopted a “Code of Ethics and Business Conduct” that applies to all of PMI's employees, directors and officers, including the Chief Executive Officer, Chief Financial Officer and other executive officers. A copy of the Code of Ethics and Business Conduct is available on our website at www.prosper.com/plp/legal. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, certain provisions of the Code of Ethics and Business Conduct by posting such information on our website or in public filings.
Director Independence
Because PMI’s common stock is not listed on a national securities exchange or listed in an automated inter-dealer quotation system of a national securities association or to issuers of such securities, PMI is not required to maintain a board of directors consisting of a majority of independent directors or to maintain an audit committee, nominating committee or compensation committee consisting solely of independent directors. Nevertheless, PMI’s board of directors has determined the independence of each director based on the independence criteria set forth in the listing standards of the New York Stock Exchange (“NYSE”). In making its determinations, the Board considered the current and prior relationships that each non-employee director has with us and all other facts and circumstances the board of directors deemed relevant in determining their independence, including any transactions between each director or any member of his or her family, and us, our senior management or our independent registered public accounting firm. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, the board of directors determined that Ms. Huang and each of Messrs. Kearney and deSilva do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the listing requirements and rules of the NYSE. PMI’s board of directors has also determined that our former director, Rajeev V. Date, was independent under those standards during the period in 2021 that he served on the board. Mr. Date resigned from PMI’s board of directors effective March 26, 2021.
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
The Compensation Committee is exempt from independence listing standards because PMI's common stock is not listed on a national securities exchange or listed in an automated inter-dealer quotation system of a national securities association or to issuers of such securities. Nevertheless, the board of directors of PMI has determined that each of the current members of PMI’s Compensation Committee is independent under the applicable rules and regulations of the SEC and NYSE.
Audit Committee
PMI’s board of directors approved the formation of an Audit Committee in January 2010. The current members of the Audit Committee are Thomas R. Kearney (Chairman) and Peter J. deSilva. The Audit Committee oversees financial risk exposures, including monitoring the integrity of PMI’s consolidated financial statements, internal controls over financial reporting and the independence of PMI’s Independent Registered Public Accounting Firm. The Audit Committee receives internal control related assessments and reviews and discusses PMI’s annual and quarterly consolidated financial statements with management. In fulfilling its oversight responsibilities with respect to compliance matters, the Audit Committee meets at least quarterly with management, PMI’s Independent Registered Public Accounting firm and PMI’s internal legal counsel to discuss risks related to PMI’s financial reporting function.
The Audit Committee is exempt from independence listing standards because PMI's common stock is not listed on a national securities exchange or listed in an automated inter-dealer quotation system of a national securities association or to issuers of such securities. Nevertheless, the board of directors of PMI has determined that each of the current members of PMI's Audit Committee is independent under the listing requirements and rules of the NYSE, and also satisfies the independence requirements of Section 10(m)(3) of the Exchange Act. Additionally, PMI's board of directors has determined that each of the current members of the Audit Committee is an audit committee financial expert as defined under SEC regulations and the listing requirements and rules of the NYSE. The board of directors has also determined that Rajeev V. Date, who served as a member of the Audit Committee until March 2021, was independent under those standards during the period in 2021 that he served on the Audit Committee. Mr. Date resigned from PMI’s board of directors and Audit Committee effective March 26, 2021.

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
ITEM 11. EXECUTIVE COMPENSATION
Prosper Marketplace, Inc. - Compensation Discussion and Analysis
Overview
This section describes PMI's executive compensation objectives, compensation-setting process, executive compensation components and significant 2021 compensation decisions for PMI's named executive officers (“NEOs”). The compensation provided to PMI's NEOs for 2021 is set forth in detail in the Summary Compensation Table and other tables and the accompanying footnotes and narrative that follow this section.
PMI's named executive officers for 2021 are as follows:
•David Kimball, our Chief Executive Officer;
•Usama Ashraf, our President and Chief Financial Officer;
•Pete Woodhouse, our Chief Technology Officer as of July 1, 2021;
•Edward R. Buell III, our General Counsel, Secretary and Chief Compliance Officer; and
•Nasos Topakas, our Chief Technology Officer through March 15, 2021.
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
Role of Management. In setting 2021 compensation, PMI's Chief Executive Officer worked closely with the Compensation Committee in making recommendations and attending Committee meetings. Because of his daily involvement with PMI's executive team, the Chief Executive Officer was involved in the determination of compensation for all of PMI's executive officers other than himself. The Compensation Committee also delegated to the Chief Executive Officer the authority to make compensation decisions for senior management and executive officers (other than the Chief Executive Officer, Chief Financial Officer, President and Chief Operating Officer), subject to certain compensation limits set by the Compensation Committee.

Executive Compensation Components
PMI's executive compensation package includes: (1) base salary; (2) cash bonuses; and (3) long term incentives, generally in the form of cash and equity-based compensation, such as stock options and restricted stock units. PMI believes that this compensation mix supports its objective of attracting, motivating and retaining a talented and entrepreneurial executive team who will provide leadership for PMI’s success in dynamic and competitive markets. PMI's compensation program is balanced among all three components in order to attract top talent and maximize retention, while ensuring that an appropriate portion of the executives’ compensation is tied to the Company's and its stockholders’ long-term interests.
Base Salary
Base salary is a fixed amount, and is not tied to any metric relating to the performance of PMI's business as a whole. The base salary of each executive officer is initially established in the executive officer's offer letter, and reviewed annually by the Compensation Committee. In determining base salaries for 2021, PMI's Compensation Committee together with the Chief Executive Officer considered the individual executive officer's scope of responsibilities, contributions, prior salary level and position (in case of a promotion), and financial and market conditions.

The following table summarizes information regarding the base salaries for PMI's named executive officers for 2021:

2021 Base Salaries
David Kimball [1]	$550,000
Usama Ashraf [2]	$447,000
Pete Woodhouse [3]	$375,000
Edward R. Buell III [4]	$335,000
Nasos Topakas [5]	$385,000

1.In March 2021, PMI’s Compensation Committee reviewed executive base salaries and decided to keep Mr. Kimball’s annual base salary at $550,000, the same level as last year.
2.In March 2021, PMI’s Compensation Committee reviewed executive base salaries and decided to keep Mr. Ashraf's annual base salary at $447,000, the same level as last year.
3.In July 2021, PMI hired Mr. Woodhouse as its Chief Technology Officer, with an annual base salary of $375,000.
4.In March 2021, Mr. Buell’s annual base salary was increased from $275,625 to $335,000 in connection with his promotion to General Counsel and Secretary of PMI.
5.In March 2021, PMI’s Compensation Committee reviewed executive base salaries and decided to keep Mr. Topakas’ annual base salary at $385,000, the same level as last year. Mr. Topakas departed from his role as Chief Technology Officer of PMI effective March 15, 2021.
Cash Bonuses
PMI uses cash bonuses primarily to motivate and retain senior management leaders that are critical to advancing the Company's short-term and long-term strategic goals. In 2021, we based annual NEO bonuses on both the achievement of certain Board-approved financial, operational and strategic performance objectives as well as other factors, including the NEO’s contribution towards the successful development and launch of the Credit Card product.
In January 2022, the Compensation Committee reviewed the Company’s performance and progress towards the established 2021 objectives, and approved a bonus award of up to 100% of the annual target bonus amount for each NEO.
The amounts and terms of the bonuses awarded to each of our NEOs for 2021 are disclosed below, in the sections titled “Summary Compensation Table” and “Narrative Discussion of the Summary Compensation Table and Grants of Plan-Based Awards Table.”
Long-Term Incentives
Equity Compensation. PMI has used stock options and restricted stock units (“RSUs”) as the principal components of its executive long-term incentive equity compensation. Consistent with its compensation objectives, PMI believes this approach aligns the interests of its grantees with the long-term interests of PMI’s stockholders. PMI believes that stock options and RSUs also serve as effective retention tools due to vesting requirements that are based on continued service with the company. In granting equity awards, PMI has customarily considered, among other things, the executive officers' cash compensation, the need to retain and motivate executive officers and to create a meaningful opportunity for reward predicated on the creation of long-term stockholder value, PMI's financial results, and each executive officer's individual contributions and responsibilities. The amounts and terms of the awards granted to each such NEO in 2021 are disclosed in the 2021 Grants of Plan-Based Awards table and accompanying footnotes to the table of Outstanding Equity Awards at 2021 Fiscal Year End.
Long-Term Cash Incentive Compensation. PMI’s Long-Term Cash Incentive Plan (“LTCIP”) is designed to reward our executives, including our named executive officers, for the achievement of strategic and operational objectives and the creation of long-term value. Under the LTCIP, eligible executive officers and vice presidents will receive long-term cash incentive awards based on their performance during pre-established two-year periods, the first of which ran from January 1, 2020 to December 31, 2021 (the “2020-2021 Performance Period”). Payments will be made by March 15, following the end of a performance period, unless otherwise determined by the Compensation Committee. The incentive targets range from 75% to 150% of the participant’s base salary, unless otherwise determined by the Compensation Committee. PMI’s executive officers and vice presidents are eligible to participate in the LTCIP if, as of the date the award is paid, they have been employed with PMI for at least three years, are currently full or part time employees of PMI, and are in good standing. PMI believes that the LTCIP will complement its annual equity awards by focusing its senior executives on specific long-term financial performance goals, while providing an opportunity for more immediate liquidity. In January 2022, the Compensation Committee considered the Company’s performance and progress towards its established objectives during the 2020-2021 Performance Period, and approved a payout of up to 90% of the LTCIP incentive target amount for each NEO. The amounts of the LTCIP awards paid to eligible NEOs in connection with the 2020-2021 Performance Period are set forth in the “Summary Compensation Table” below.
Employment Agreements
PMI has entered into employment arrangements with each of its NEOs, which are comprised of an offer letter and an At-Will Employment, Confidential Information, Invention Assignment and Arbitration Agreement. Each of these arrangements was approved or authorized on PMI’s behalf by the Compensation Committee or, in certain instances, its Board of Directors.
Each of the offer letters provides for “at-will” employment and sets forth the initial compensation arrangements for the NEO, generally including an initial base salary, an annual cash bonus opportunity, and an equity award. Certain of the offer letters provide for payments or an acceleration of the executive’s equity award grant upon termination of their employment in specified situations, including following a change in control. These arrangements (including potential payments and terms) are discussed in more detail in the “Narrative Discussion of the Summary Compensation Table and Grants of Plan-Based Awards Table” and the “Potential Payments Upon Termination or a Change In Control of PMI” sections and related tables below.
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
PMI’s 401(k) plan covers all employees meeting certain eligibility requirements. The 401(k) plan is designed to provide tax-deferred retirement benefits in accordance with the provisions of Section 401(k) of the Internal Revenue Code. Eligible employees are allowed to contribute a percentage of their eligible compensation to the 401(k) plan, up to the annual maximum as determined by the Internal Revenue Service, and PMI may make discretionary matching contributions of a portion of the employees’ eligible wage deferrals, subject to certain limitations and conditions. PMI temporarily suspended its discretionary matching contributions from July 1, 2020 through December 31, 2020 in an effort to reduce costs and mitigate the operating and financial impact of the COVID-19 pandemic on the Company. The 401(k) discretionary matching contributions were partially reinstated effective January 1, 2021 and fully reinstated effective April 1, 2021. During the year ended December 31, 2021, PMI contributed $2.0 million to the 401(k) plan. The amount of PMI’s matching contributions for each of our NEOs is set forth in footnotes to the “Summary Compensation Table” below.

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
In addition, PMI entered into severance and change in control agreements (the “severance agreements”) with each of Messrs. Kimball, and Ashraf in November 2020 and with Mr. Woodhouse in February 2022, the terms and conditions of which restate and replace any severance arrangements set forth in their respective offer letters. Under the severance agreements, each of Messrs. Kimball, Ashraf, and Woodhouse, would be entitled to the following in the event that such officer’s employment is terminated by PMI without “cause” or by the applicable officer for “good reason” (each as defined in the severance agreement) and the officer meets certain tenure requirements as of the date of such termination: (i) a lump sum severance payment equal to one year base salary; (ii) any unpaid annual bonus and long-term cash incentive award for the year(s) preceding the year of termination; (iii) continued coverage for the participants and eligible dependents pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA”), for 12 months, unless such coverage is earlier terminated in accordance with the terms of the severance agreement; (iv) a pro-rated annual bonus payment for the year of termination; and (v) with respect to any long-term performance period under the LTCIP that commenced more than one year prior to the executive’s termination date, a pro-rated long-term cash incentive payment for the performance period in which the termination occurs. Until certain tenure requirements are met, Mr. Woodhouse would only be entitled to a lump sum severance payment equal to 6 months base salary in the event that his employment is terminated by PMI without “cause” or by him for “good reason” prior to the one year anniversary of his employment start date and a lump sum severance payment equal to 12 months base salary in the event that his employment is terminated by PMI without “cause” or by him for “good reason” after the one year anniversary of his employment start date. In the event that Messrs. Kimball, Ashraf, or Woodhouse, is terminated by PMI or its successor without cause or by the applicable officer for good reason and such termination occurs within 24 months following a change in control of PMI, then, subject to certain tenure requirements, such officer would be entitled to receive the severance set forth in items (i) through (iii) above, as well as such officer’s (x) target annual bonus for the year of termination; and (y) their target long-term cash incentive payment for the year of termination. Receipt of these severance benefits is conditioned on the officer’s signing a release of claims in favor of PMI.
PMI also entered into a severance agreement with Mr. Topakas in November 2020 which replaced any severance arrangements in Mr. Topakas’s offer letter and contained the same terms and conditions as the severance agreements signed by Messrs. Kimball and Ashraf which are described above. Mr. Topakas departed from his role as Chief Technology Officer of PMI effective March 15, 2021 and as a result, the terms of his severance agreement are no longer applicable.
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

Summary Compensation Table
The following table provides information regarding the compensation earned during the years ended December 31, 2021, 2020 and 2019 by each of PMI’s named executive officers (in thousands):

	Year	Salary ($)		Bonus ($)		Option Awards ($) [1]		Non-Equity Incentive Plan Compensation ($)		All Other Compensation ($) [2]	Totals ($)
Name and Principal Position
David Kimball	2021	$550		550		—		731	[6]	13	1,844
Chief Executive Officer	2020	498	[3]	427	[4]	220	[5]	—		12	1,157
	2019	500		450		—		—		14	964
Usama Ashraf	2021	447		373		69		600	[6]	13	1,502
President and	2020	409	[3]	268	[4]	42	[5]	—		14	733
Chief Financial Officer	2019	428		289		40		—		14	771
Pete Woodhouse [7]	2021	188		141		786		—		9	1,124
Chief Technology Officer
Edward R. Buell III [8]	2021	323		191		26		185	[6]	13	738
General Counsel, Secretary and	2020	252	[3]	66	[4]	8	[5]	—		10	336
Chief Compliance Officer	2019	260		78		31		—		10	379
Nasos Topakas [9]	2021	80		—		—		—		9	89
Chief Technology Officer	2020	352	[3]	228	[4]	32	[5]	—		14	626
	2019	368		249		—		—		14	631
1.The amounts reported represent the grant date fair value of the restricted stock units and stock options granted to the named executive officers as calculated in accordance with the Financial Accounting Board’s Topic ASC 718, Compensation–Stock Compensation (“ASC 718”) using a Black-Scholes model to purchase shares of PMI’s common stock.  The key assumptions used in PMI’s ASC 718 calculation are discussed in Note 2 of PMI’s consolidated financial statements, which are incorporated by reference into this Annual Report.
2.“All Other Compensation” consists of compensation received from employer matching contributions to PMI’s 401(k) plan.
3.Reflects the temporary reductions in base salaries implemented in response to the COVID-19 pandemic.
4.Bonus payouts for 2020 were calculated based on our NEOs’ non-reduced base salaries and do not reflect the temporary reduction in base salaries implemented in response to the COVID-19 pandemic.
5.Represents the incremental fair value of options that were granted in prior periods and repriced in connection with the stock option reprice implemented in 2020.
6.The amount reported reflects non-equity incentive compensation earned over 2020 and 2021 under the Long Term Cash Incentive Plan.
7.Mr. Woodhouse joined PMI in July 2021 as its Chief Technology Officer.
8.Mr. Buell was promoted to General Counsel and Secretary of PMI in March 2021.
9.Mr. Topakas departed from his role as Chief Technology Officer of PMI effective March 15, 2021.

2021 Grants of Plan-Based Awards 1 , 2
The following table sets forth certain information regarding grants of plan-based awards to the listed PMI named executive officers during 2021 (dollar amounts in thousands, except per share information):

	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($) [3]
Usama Ashraf	3/10/2021	2,000,000	$0.06	$69
Pete Woodhouse	8/10/2021	5,584,793	$0.24	$786
Edward R. Buell III	3/10/2021	756,638	$0.06	$26
1.The following columns are intentionally omitted from this table: Estimated Future Payouts under Non-Equity Incentive Plan Awards, and Estimated Future Payouts under Equity Incentive Plan Awards.
2.The equity awards granted to NEOs in 2021 were granted under, and governed by the terms of, PMI's 2015 Equity Incentive Plan and the applicable award agreements. See the footnotes to the Outstanding Equity Awards at 2021 Fiscal Year-End table below for a description of the vesting schedule of the equity awards granted in 2021 and reported in the table above.
3.The amounts reported represent the grant date fair value of the stock options granted to the named executive officers as calculated in accordance with the Financial Accounting Board’s Topic ASC 718, Compensation–Stock Compensation (“ASC 718”) using a Black-Scholes model to purchase shares of PMI’s common stock.  The key assumptions used in PMI’s ASC 718 calculation are discussed in Note 2 of PMI’s consolidated financial statements, which are incorporated by reference into this Annual Report.
CEO Pay Ratio
In accordance with Item 402(u) of Regulation S-K, PMI is providing the following information for the year ended December 31, 2021:
•The median of total compensation of all employees, excluding our CEO: $141,761;
•The annual total compensation of our CEO: $1,844,300; and
•The ratio of CEO total compensation to median employee total compensation: 13.01 to 1.
Our CEO pay ratio information is a reasonable good faith estimate calculated in a manner consistent with the SEC pay ratio rules and methods for disclosure. In order to determine the median employee from a compensation perspective, PMI examined cash compensation (salary, wages and cash bonuses) paid for the 2021 calendar year for all employees, excluding our CEO, employed as of December 31, 2021 (the “Determination Date”). On the Determination Date, Prosper’s employee population consisted of 384 individuals, all of whom were located in the United States. This population consisted of our full-time, part-time, and temporary employees. We did not include any contractors or workers employed through a third-party provider in our employee population.
To identify the “median employee,” we utilized the amount of base salary, wages and cash bonus our employees received, as reflected in our payroll records through the Determination Date and annualized such amounts for any individual hired during 2021. Once we identified our median employee, we combined all of the elements of such employee’s compensation for 2021 to determine the median employee total compensation in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K and compared such total compensation to the total compensation of PMI’s CEO, as reported in the Summary Compensation Table.

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
In November 2020, PMI and Mr. Kimball executed a severance and change in control agreement that replaced any prior agreements regarding severance set forth in Mr. Kimball’s offer letter. The terms of Mr. Kimball’s severance and change in control agreement are described under “Post-Employment Compensation” above.
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
In addition to the terms of Mr. Ashraf's offer letter, in January 2018, the Compensation Committee approved a one-time retention bonus payment in an amount equal to 25% of his base salary. In August 2018, in connection with Mr. Ashraf's expanded scope of responsibilities in the role of Chief Financial Officer, the Compensation Committee increased his annual performance bonus target from 50% to 60% of his base salary. In March 2019, the Compensation Committee increased Mr. Ashraf's annual performance bonus target to 75% of his annual base salary. In March 2020, the Compensation Committee confirmed Mr. Ashraf's annual performance bonus target for 2020 would remain at 75% of his annual base salary. On February 24, 2021, Mr. Ashraf was appointed as President of PMI effective March 1, 2021. In connection with his appointment, Mr. Ashraf: (i) will be eligible to receive an annual performance bonus in a target amount of 85% of his base salary; and (ii) was granted an option to purchase 2,000,000 shares of PMI's common stock at an exercise price equal to the fair market value of the common stock on the grant date. The option will vest over a four year period, subject to and in accordance with the terms of the stock option agreement.
In November 2020, PMI and Mr. Ashraf executed a severance and change in control agreement that replaced any prior agreements regarding severance set forth in Mr. Ashraf’s offer letter. The terms of Mr. Ashraf’s severance and change in control agreement are described under “Post-Employment Compensation” above.
Pete Woodhouse. In May 2021, PMI entered into an offer letter with Mr. Woodhouse in connection with his appointment as its Chief Technology Officer. In addition to his initial base salary and equity grant, Mr. Woodhouse’s offer letter provided for (i) eligibility to receive an annual performance bonus in a target amount of 75% of his base salary; (ii) eligibility to participate in PMI’s Long Term Cash Incentive Plan, subject to the tenure and other requirements set forth therein; and (iii) eligibility to participate in the benefit programs generally available to employees of PMI. In February 2022, PMI and Mr. Woodhouse executed a severance and change in control agreement that replaces any prior agreements regarding severance set forth in Mr. Woodhouse’s offer letter. The terms of Mr. Woodhouse’s severance and change in control agreement are described under “Post-Employment Compensation” above.
Edward R. Buell III. In September 2015, PMI entered into an offer letter with Mr. Buell in connection with his appointment as Compliance Counsel. In addition to his initial base salary and equity grant, Mr. Buell’s offer letter provided for (i) eligibility to receive an annual performance bonus in a target amount of 20% of his base salary; and (ii) eligibility to participate in the benefit programs generally available to employees of PMI. In June 2018, Mr. Buell was promoted to Chief Compliance Officer and Deputy General Counsel. In connection with this promotion, Mr. Buell’s annual performance bonus target was increased to 30% of his annual base salary and Mr. Buell was granted an option to purchase 149,700 shares of PMI's common stock at an exercise price equal to the fair market value of the common stock on the grant date. In March 2021, Mr. Buell was appointed as General Counsel and Secretary of PMI. In connection with this appointment, Mr. Buell: (i) will be eligible to receive an annual performance bonus in a target amount of 65% of his base salary; and (ii) was granted options to purchase 756,638 shares of PMI's common stock at an exercise price equal to the fair market value of the common stock on the grant date.
Nasos Topakas. In April 2017, PMI entered into an offer letter with Mr. Topakas in connection with his appointment as its Chief Technology Officer. In addition to his initial base salary and equity grant, Mr. Topakas's offer letter provided for (i) eligibility to receive an annual performance bonus in a target amount of 75% of his base salary in his first year of employment and 50% of his base salary in subsequent years; and (ii) eligibility to participate in the benefit programs generally available to employees of PMI. In addition to the terms of Mr. Topakas’ offer letter, in January 2018, the Compensation Committee approved a one-time retention bonus payment in an amount equal to 25% of his base salary. In March 2019, the Compensation Committee increased Mr. Topakas’s annual performance bonus target to 75% of his annual base salary. In March 2020, the Compensation Committee confirmed Mr. Topakas’s annual performance bonus target for 2020 would remain at 75% of his annual base salary.
In November 2020, PMI and Mr. Topakas executed a severance and change in control agreement that replaced any prior agreements regarding severance set forth in Mr. Topakas’s offer letter. The terms of Mr. Topakas’s severance and change in control agreement are described under “Post-Employment Compensation” above. Mr. Topakas departed from his role as Chief Technology Officer of PMI, effective March 15, 2021.
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
As of December 31, 2021, an aggregate of 96,855,913 options to purchase our common stock were outstanding or authorized for issuance under the Equity Plans. Of these outstanding and authorized options, a total of 72,186,151 options and 2,636,343 restricted stock units were outstanding under the Equity Plans and 22,033,419 equity awards were available for grant under the 2015 Plan. No equity awards are available for grant under the 2005 Plan. As of December 31, 2021, an aggregate of 86,235,520 options granted under the 2015 Plan were forfeited. As of December 31, 2021, 48,561,623 options under the Equity Plans were vested and outstanding and 49,887,709 were exercised.

The NEOs identified herein have been granted equity awards upon employment with PMI, for merit increases, and for retention purposes.

Outstanding Equity Awards at 2021 Fiscal Year End
The following table sets forth certain information regarding outstanding equity awards granted to PMI’s named executive officers (“NEOs”) that remained outstanding as of December 31, 2021:

	Grant Date		Vesting Commencement Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) [1]
David Kimball	5/3/2016	2	3/18/2016	1,410,925	—	0.02	5/3/2026
	5/3/2016	3	3/18/2016					705,465
	6/17/2016	4	4/28/2016	2,115,703	—	0.02	6/17/2026
	3/17/2017	5	12/1/2016	21,156,579	—	0.02	3/17/2027
	3/20/2018	2	3/1/2018	2,376,836	158,456	0.02	3/20/2028
Usama Ashraf	3/17/2017	9	2/27/2017	3,397,242	—	0.02	3/17/2027
	11/7/2017	9	2/27/2017	402,758	—	0.02	11/7/2027
	3/20/2018	6	3/1/2018					1,784,793
	8/8/2018	9	7/1/2018	715,551	122,168	0.02	8/8/2028
	11/5/2019	9	11/5/2019	260,416	239,584	0.02	11/5/2029
	3/10/2021	9	3/1/2021	—	2,000,000	0.06	3/10/2031
Pete Woodhouse	8/10/2021	9	7/1/2021	—	5,584,793	0.24	8/10/2031
Edward R. Buell	11/4/2015	7	9/28/2015	75,000	—	0.02	11/4/2025
	6/17/2016	8	4/28/2016	30,325	—	0.02	6/17/2026
	3/17/2017	7	1/1/2017	37,800	—	0.02	3/17/2027
	3/17/2017	8	1/1/2017	30,250	—	0.02	3/17/2027
	3/20/2018	7	3/1/2018	107,695	7,180	0.02	3/20/2028
	3/20/2018	7	3/1/2018	117,187	7,813	0.02	3/20/2028
	8/8/2018	7	6/1/2018	130,987	18,713	0.02	8/8/2028
	5/7/2019	7	3/1/2019	38,396	17,454	0.02	5/7/2029
	11/5/2019	7	11/5/2019	156,250	143,750	0.02	11/5/2029
	3/10/2021	9	3/15/2021	—	756,638	0.06	3/10/2031
Nasos Topakas

1.Represents restricted stock units (“RSUs”), in each case that remained unvested as of December 31, 2021.
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

6.These RSUs initially vest, if at all, upon the occurrence of a Triggering Event. The number of RSUs that vest upon a Triggering Event will be equal to the number of RSUs that would have vested had the RSUs been subject to the four-year Time-Based Vesting Schedule (1/4 vesting on first-year anniversary of applicable Vesting Commencement Date and 1/48 vesting monthly thereafter). If the NEO provides continuous service through the Triggering Event, the remaining RSUs will vest pursuant to the Time-Based Vesting Schedule until the RSUs are fully vested.
7.This option vests over four years, with 1/4 vesting on the first anniversary of the applicable Vesting Commencement Date and 1/48 vesting each month thereafter for the following three years.
8.This option vests over three years, with 1/36 vesting on the one month anniversary of the applicable Vesting Commencement Date and 1/36 vesting each month thereafter for the following two years.
9.This option vests over four years, with 1/4 vesting on the first anniversary of the applicable Vesting Commencement Date and 1/48 vesting each month thereafter for the following three years, except that, in the event the NEO is terminated without cause, or if Optionee resigns for Good Reason, in each case within 12 months of a Corporate Transaction, any unvested options will vest in full immediately.
The following table sets forth information regarding equity awards held by PMI's named executive officers that were exercised, vested or settled during 2021 (dollar amounts in thousands):

	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting/Settlement ($)
David Kimball	—	—	—	—
Usama Ashraf	—	—	—	—
Pete Woodhouse	—	—	—	—
Edward R. Buell III	—	—	—	—
Nasos Topakas	—	—	—	—
Potential Payments Upon Termination or a Change In Control of PMI
The following table provides the estimated value of the payments that PMI would provide to its named executive officers in connection with a change in control of PMI and/or a termination of employment, including any options, RSUs and Stock Awards accelerated as a result of the change in control and/or termination. In determining amounts payable, we have assumed in all cases that the change in control or termination of employment, as applicable, occurred on December 31, 2021.

With respect to a termination of employment, we have assumed in all cases that the termination was without cause.

Name	Cash Severance ($)	Number of Unvested Options (#)	Estimated Value of Unvested Options at December 31, 2021 ($)	Number of Unvested RSUs and Stock Awards (#)	Estimated Value of Unvested RSUs and Stock Awards at December 31, 2021 ($)	Total Estimated Value ($)
	(dollar amounts in thousands)

David Kimball
Involuntary Termination or Resignation for Good Reason	$1,831	—	—	—	—	$1,831
Change in Control	—	158,456	109	705,465	501	610
Involuntary Termination or Resignation for Good Reason following Change in Control	1,831	—	—	—	—	1,831
Usama Ashraf
Involuntary Termination or Resignation for Good Reason	1,427	—	—	—	—	1,427
Change in Control	—	—	—	1,710,427	1,214	1,214
Involuntary Termination or Resignation for Good Reason following Change in Control	1,427	2,361,752	1,550	—	—	2,977
Pete Woodhouse
Involuntary Termination or Resignation for Good Reason	188	—	—	—	—	188
Change in Control	—	—	—	—	—	—
Involuntary Termination or Resignation for Good Reason following Change in Control	375	5,584,793	2,625	—	—	3,000
Edward R. Buell III
Involuntary Termination or Resignation for Good Reason	—	—	—	—	—	—
Change in Control	—	—	—	—	—	—
Involuntary Termination or Resignation for Good Reason following Change in Control	185	756,638	492	—	—	677
Nasos Topakas
Involuntary Termination or Resignation for Good Reason	—	—	—	—	—	—
Change in Control	—	—	—	—	—	—
Involuntary Termination or Resignation for Good Reason following Change in Control	—	—	—	—	—	—
Compensation Committee Interlocks and Insider Participation
During the fiscal year ended December 31, 2021, Claire A. Huang and Thomas R. Kearney served as members of the Compensation Committee. None of these directors is or has been an officer or employee of PMI at any time or had any relationship with PMI requiring disclosure by PMI under Item 404 of Regulation S-K. During the fiscal year ended December 31, 2021, none of PMI's executive officers served as a member of the Board of Directors or Compensation Committee (or other board committee serving an equivalent function) of any unrelated entity that had one or more of its executive officers serving on PMI’s Board of Directors or Compensation Committee (or other board committee serving an equivalent function).

Director Compensation
The following table shows compensation for the year ended December 31, 2021 to PMI’s directors who were not also named executive officers at the time they received compensation as directors (in thousands):

	Fees earned or paid in cash ($)	Equity awards ($)	Total
Claire A. Huang	$75		$75
Thomas R. Kearney (1)	$75		$75
Peter J. deSilva (2)	$56	220	$276
Rajeev V. Date (3)	$18.8		$18.8
1.Mr. Kearney held 604,167 unvested stock options at December 31, 2021.
2.Mr. deSilva was appointed as a director of PMI effective April 1, 2021. Mr. deSilva held 1,000,000 unvested stock options at December 31, 2021.
3.Mr. Date resigned as a director of PMI effective March 26, 2021.

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

    COMPENSATION COMMITTEE
Claire A. Huang, Chairwoman
Thomas R. Kearney
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Prosper Marketplace, Inc.
The following table sets forth information regarding the beneficial ownership of PMI’s Common Stock as of March 1, 2022, by:
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
Percentage ownership calculations are based on 273,024,515 shares of Common Stock outstanding as of March 1, 2022, assuming the conversion of all of PMI’s convertible preferred stock, but excluding any outstanding stock options or warrants. Each share of PMI preferred stock is convertible at any time at the discretion of the holder. Shares of PMI’s Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock, Series E Preferred Stock and Series F Preferred Stock convert into shares of PMI Common Stock at a ratio of 1 to 1. Shares of PMI’s Series A-1 Preferred

Stock convert into shares of PMI Common Stock at a ratio of 1,000,000 to 1. Shares of PMI’s Series G Preferred Stock convert into shares of PMI common stock at a ratio of 1 to 1.36.

In computing the number of shares of Common Stock beneficially owned by a person or entity and the percentage ownership of that person or entity, PMI deemed outstanding all shares of Common Stock subject to options and warrants held by that person or entity that are currently exercisable or vesting within 60 days of March 1, 2022. PMI did not deem these shares outstanding for the purpose of computing the percentage ownership of any other person. Beneficial ownership representing less than 1.0% is denoted with an asterisk (*). Except as otherwise indicated in the footnotes to the table below, addresses of named beneficial owners and officers are in care of Prosper Marketplace, Inc., 221 Main Street, 3rd Floor, San Francisco, CA 94105.

	Number of Shares Owned[1]	Number of Shares Underlying Options, and Warrants Exercisable Currently or Within 60 Days[2]	Total Number of Shares Beneficially Owned[3]	Beneficial Ownership Percentage
Directors and Executive Officers
Thomas R. Kearney	—	479,166	479,166	*
Claire A. Huang	—	1,000,000	1,000,000	*
Peter J. deSilva		270,833	270,833	*
David Kimball	—	27,218,499	27,218,499	9.07%
Usama Ashraf	—	5,488,230	5,488,230	1.97%
Pete Woodhouse	—	—	—	—
Edward R. Buell III	—	990,217	990,217	*
Ashish Agarwal	—	—	—	—
Nasos Topakas	—	—	—	—
All directors and executive officers as a group[4]	—	35,446,945	35,446,945	11.49%

5% Shareholders
Francisco Partners[5]	17,413,325	35,544,141	52,957,466	17.16%
Newport Trust Company[6]	51,247,915	—	51,247,915	18.77%
LPG Capital GP Limited[7]	50,776,886	—	50,776,886	18.60%
Soros Fund Management LLC[8]	723,902	51,614,124	52,338,026	16.12%
Accel Partners[9]	24,320,667	—	24,320,667	8.91%
IDG Capital Partners[10]	24,320,667	—	24,320,667	8.91%
JPF LLC[11]	—	41,833,904	41,833,904	13.29%
New Residential Investment Corp.[12]	1	41,833,904	41,833,905	13.29%
Third Point Ventures LLC[13]	—	41,833,904	41,833,904	13.29%
* Less than 1%
1.Includes shares of Common Stock (including Common Stock issuable upon the conversion of preferred stock) owned directly or indirectly, but does not include shares subject to options and warrants.
2.Includes shares subject to options or warrants owned directly or indirectly that are currently exercisable or will become exercisable within 60 days of March 1, 2022.
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
4.Consists of 35,446,945 shares of Common Stock issuable upon the exercise of stock options.
5.Represents 17,413,325 shares of Common Stock issuable upon the conversion of preferred stock held by Francisco Partners through certain of its affiliates and 35,544,141 shares of Common Stock issuable upon the exercise and conversion of the preferred stock warrant held by Francisco Partners through certain of its affiliates. Francisco Partners is deemed to have voting and investment power over these shares. The address for Francisco Partners is One Letterman Drive, Building C – Suite 410, San Francisco, CA 94129
6.Represents 51,247,915 shares of Common Stock issuable upon the conversion of preferred stock held by Prosper Grantor Trust. Prosper Grantor Trust is a wholly-owned subsidiary of Prosper Marketplace, Inc. and as such, Prosper Marketplace Inc. holds sole voting power over such shares. Newport Trust Company, as trustee for Prosper Grantor Trust, is deemed to be an indirect beneficial owner of such shares. The address for Newport Trust Company is 45 South 7th Street, Suite 2208, Minneapolis, MN 55402.
7.Represents 50,776,886 shares of Common Stock issuable upon the conversion of preferred stock held by LPG Capital through certain of its affiliates. LPG Capital l is deemed to have voting and investment power over the shares. The address for LPG Capital is 199-203 Hennessy Road, Flat 1002, Hong Kong, China.
8.Consists of (i) 2 shares of Common Stock issuable upon the conversion of preferred stock and 51,370,586 shares of Common Stock issuable upon the exercise and conversion of the preferred stock warrants, in each case, held by QPL Holdings (PF) LP, a Delaware limited partnership (the “QPL Shares”); (ii) 243,538 shares of Common Stock issuable upon the exercise and conversion of the preferred stock warrants held by QPB Holdings Ltd., a Cayman Islands exempted company (the “QPB Shares”); and (iii) 723,900 shares of Common Stock issuable upon the conversion of preferred stock held by Quantum Strategic Partners Ltd., a Cayman Islands exempted company (the “Quantum Strategic Shares”).
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
9.Represents 5,703,470 shares of Common Stock and 7,245,859 shares of Common Stock issuable upon the conversion of preferred stock held by Accel Partners through certain of its affiliates (collectively, the “Accel Shares”); 3,498,765 shares of Common Stock and 4,722,733 shares of Common Stock issuable upon the conversion of preferred stock held by IDG Capital Partners through certain of its affiliates (the “IDG Shares”); and 877,185 shares of Common Stock and 2,272,655 shares of Common Stock issuable upon the conversion of preferred stock held by Breyer Capital, LLC and James W. Breyer 2005 Trust dated 2/25/2005 (collectively, the “Breyer Shares”). Accel Partners is deemed to have voting and investment power over the Accel Shares. Accel Partners is an affiliate of IDG Capital Partners and may also therefore be deemed to share voting and investment power over the IDG Shares. Mr. Breyer is a partner of Accel Partners and therefore Accel Partners may also be deemed to share voting and investment power over the Breyer Shares. Accel Partners disclaims beneficial ownership of the IDG Shares and Breyer Shares except to the extent of its pecuniary interest therein. The address of Accel Partners is 428 University Avenue, Palo Alto, California 94301.
10.Represents 3,498,765 shares of Common Stock and 4,722,733 shares of Common Stock issuable upon the conversion of preferred stock held by IDG Capital Partners through certain of its affiliates (“IDG Shares”); 5,703,470 shares of common stock and 7,245,859 shares of common stock issuable upon the conversion of preferred held by Accel Partners through certain of its affiliates (collectively, the “Accel Shares”); and 877,185 shares of Common Stock and 2,272,655 shares of Common Stock issuable upon the conversion of preferred stock held by Breyer Capital, LLC and James W. Breyer 2005 Trust dated 2/25/2005 (collectively, the “Breyer Shares”). IDG Capital Partners is deemed to have voting and investment power over the IDG Shares. IDG Capital Partners is an affiliate of Accel Partners and may also therefore be deemed to share voting and investment power over the Accel Shares. Mr. Breyer is a partner of Accel Partners, which is an affiliate of IDG Capital Partners, and therefore IDG Capital Partners may also be deemed to share voting and investment power over the Breyer Shares. IDG Capital Partners disclaims beneficial ownership of the Accel Shares and Breyer Shares except to the extent of its pecuniary interest therein. The address for IDG Capital Partners is 99 Queen’s Road Central, Unit 1509, The Center, Hong Kong, China.
11.Represents 41,833,904 shares of common stock issuable upon the exercise and conversion of the preferred stock warrant held by JPF LLC. JPF LLC has shared voting power and shared investment power with its parent, Jefferies Funding LLC, Jefferies Funding LLC’s parent, Jefferies Group LLC, and Jefferies Group LLC’s parent, Jefferies Financial Group Inc. The address for JPF LLC is 520 Madison Avenue, New York, NY 10022.
12.Consists of (i) 1 share of Common Stock issuable upon the conversion of preferred stock, held directly by New Residential Investment Corp.; and (ii) 41,833,904 shares of common stock issuable upon the exercise and conversion of the preferred stock warrant held by NRZ PRO Warrant LLC (the “NRZ Shares”). NRZ Pro Warrant LLC is an indirect, wholly-owned subsidiary of New Residential Investment Corp. New Residential Investment Corp. is deemed to have voting and investment power over the NRZ Shares. The address for New Residential Investment Corp. is 1345 Avenue of the Americas, 45th Floor, New York, NY 10105.

13.Represents 41,833,904 shares of common stock issuable upon the exercise and conversion of the preferred stock warrant held by Third Point Ventures LLC. Third Point LLC, as investment manager of Third Point Ventures LLC, has voting power over such shares. The address for Third Point Ventures LLC is 55 Hudson Yards, New York, NY 10001.
Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth information, as of December 31, 2021, with respect to shares of PMI Common Stock that may be issued under PMI’s existing equity compensation plans.

	Number of shares of common stock to be issued upon exercise of outstanding options, warrants, RSUs and rights[1]	Weighted average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders:
Prosper Marketplace, Inc. 2005 Stock Plan, as amended and restated	1,337,790	$0.02	—
Prosper Marketplace, Inc. 2015 Equity Incentive Plan, as amended	73,484,704	0.07	22,033,419

Equity compensation plans not approved by stockholders:
Outstanding common stock warrants	1,080,349	0.22	—
Total potential shares	75,902,843	$0.07	22,033,419
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
On August 17, 2021, PMI and PFL entered into an Asset Transfer and License Agreement (the “IP Asset Transfer and License Agreement”). The IP Asset Transfer and License Agreement, among other things, (i) transfers, assigns, and conveys certain intellectual property assets related to PMI’s white label service and PMI’s Credit Card product from PMI to PFL, and (ii) grants certain licenses and sublicenses related to the transferred intellectual property assets from PFL to PMI. PMI also agreed to make certain intellectual property filings to provide third parties with notice of the conveyance and to assist PFL with any additional intellectual property filings as may be required. PMI received a one-time fee of $10 from PFL in connection with the foregoing.

The foregoing description of the IP Asset Transfer and License Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the IP Asset Transfer and License Agreement, which is filed as an exhibit hereto and is incorporated herein by reference.
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
Agreements with Significant Shareholders
On February 27, 2017, PFL entered into a Loan Purchase Agreement (the “Purchase Agreement”) with PF LoanCo Funding LLC, a Cayman limited liability company (the “Beneficiary”), and Wilmington Savings Fund Society, FSB, not in its individual capacity but solely in its capacity as trustee of PF LoanCo Trust, a New York common law trust (the “Trust”). The Purchase Agreement sets forth the terms and conditions pursuant to which PFL will sell eligible personal loans in an aggregate amount of up to $5.0 billion to the Purchaser for the benefit of the Beneficiary. As of December 31, 2019, an aggregate of $3.3 billion of loans were purchased under the Purchase Agreement, which does not include $0.3 billion of Whole Loan purchases by members of the Consortium prior to the signing of the Purchase Agreement. The Consortium Purchase Agreement ended in May 2019.
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
For more information regarding these transactions, please see Note 15, Consortium Purchase Agreement, of Prosper's Notes to Consolidated Financial Statements.
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
PMI has adopted a corporate Code of Ethics and Corporate Governance (the “Code”) that is enforced throughout all levels of management and deals with conflicts of interest, among other things. The Code requires PMI’s directors, officers and employees to avoid any conduct or activities that conflict, or appear to conflict, with our interests, or that may make it difficult for the individual to perform his or her duties objectively. The Code also requires directors and executive officers to disclose any actual or potential conflict of interest to PMI’s Chief Compliance Officer, who will report such conflicts to PMI’s Audit Committee for review.

PMI’s directors and executive officers are required each year to respond to a questionnaire regarding their independence. The questionnaire also requires each director and executive officer to identify if they or an immediate family member have been indebted to, or have been a participant in any material transactions with, PMI or any of its subsidiaries. Additionally, PMI’s directors and executive officers are required to disclose on a quarterly basis whether they or an immediate family member had made any direct or indirect investments on our personal loan platform.
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
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Prosper Marketplace, Inc. and Prosper Funding LLC
Deloitte & Touche LLP (“Deloitte”) served as PMI and PFL’s independent registered public accounting firm for the fiscal year ended December 31, 2021 and is serving in such capacity for the current fiscal year. Deloitte was engaged in October 2014.
The aggregate fees billed by Deloitte for professional services to PMI and PFL were $1,836 thousand and $2,132 thousand in December 31, 2021 and 2020, respectively.
Audit Fees
The aggregate fees billed by Deloitte for professional services rendered for PMI and PFL for the audit of annual financial statements, the review of the quarterly financial statements, and services that are normally provided in connection with statutory and regulatory filings or engagements were $1,584 thousand and $1,785 thousand in 2021 and 2020, respectively.
Audit Related Fees
The aggregate fees billed by Deloitte for professional assurance and related services reasonably related to the performance of the audit of the PMI and PFL’s financial statements, but not included under Audit Fees were $250 thousand and $275 thousand in 2021 and 2020, respectively. These fees are for service organization control assessment.
Tax Fees
The aggregate fees billed by Deloitte for 2021 and 2020 for professional services for tax compliance, tax advice and tax planning were zero in 2021 and 2020.
All Other Fees
Deloitte billed $2 thousand and $72 thousand, in 2021 and 2020, respectively, related to fees not included in “Audit”, “Audit Related Fees” or “Tax Fees.”

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Reports of Independent Registered Public Accounting Firms (PCAOB ID No. 34)
(a1) Report of Independent Registered Public Accounting Firm for PMI
(a2) Report of Independent Registered Public Accounting Firm for Prosper Funding LLC
(b) Documents List

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of Prosper Marketplace Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Prosper Marketplace Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, other comprehensive loss, convertible preferred stock and stockholders’ deficit, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
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
Valuation of Borrower Loans and Loans Held for Sale, at Fair Value — Refer to Notes 2, 4 and 7 to the financial statements
Critical Audit Matter Description
The Company measures Borrower Loans and Loans Held for Sale at fair value which are classified as Level 3 instruments. As of December 31, 2021, Borrower Loans were $267.6 million and Loans Held for Sale were $243.2 million. The Company estimates the fair value using discounted cash flow valuation methodologies incorporating significant unobservable inputs and valuation assumptions that are reflective of management’s own estimates of assumptions that market participants would use in pricing the instruments and requires significant management judgment or estimate. The main assumptions used to value the Borrower Loans and Loans Held for Sale include default rates and prepayment rates derived from historical performance and discount rates applied to each credit grade of the loans.
Auditing the methodology and unobservable inputs, specifically, the unobservable inputs related to the discount rate, default rate and prepayment rate, used by management to estimate the fair value of Borrower Loans and Loans Held for Sale required a high degree of auditor judgment and subjectivity and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the valuation of Borrower Loans and Loans Held for Sale at fair value including unobservable inputs used by management to estimate the fair value included the following key procedures:

•We performed inquiries with management and the Company’s third-party valuation expert to understand the process for developing, and assumptions used in, the valuation models.
•With the assistance of our fair value specialists, we developed independent estimates of fair value and compared our estimates to the Company’s estimates.
•We tested the source information derived from the Company’s data used in the valuation models.
Valuation of Servicing Assets — Refer to Notes 2, 5 and 7 to the financial statements
Critical Audit Matter Description
The Company measures Servicing Assets at fair value which are classified as Level 3 instruments. As of December 31, 2021, Servicing Assets were $8.8 million. The Company estimates the fair value using a discounted cash flow valuation methodology incorporating significant unobservable inputs and valuation assumptions that are reflective of management’s own estimates of assumptions that market participants would use in pricing the instruments and requires significant management judgment or estimation. Significant unobservable inputs used in the valuation methodology include the market servicing rate, discount rate, default rate and prepayment rate.
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
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the valuation of Servicing Assets at fair value including unobservable inputs used by management to estimate the fair value included the following key procedures:
•We performed inquiries with management and the Company’s third-party valuation expert to understand the process for developing, and assumptions used in, the valuation model.
•With the assistance of our fair value specialists, we developed an independent estimate of fair value and compared our estimate to the Company’s estimate.
•We evaluated the reasonableness of the market rate of servicing assumption used in developing the fair value estimate of the Servicing Assets.
•We tested the source information derived from the Company’s data used in the valuation model.
Valuation of Convertible Preferred Stock Warrant Liability – Refer to Notes 2 and 12 to the financial statements
Critical Audit Matter Description
Convertible Preferred Stock Warrants are recorded at fair value and subject to remeasurement to fair value at each balance sheet date. As of December 31, 2021, Convertible Preferred Stock Warrant Liability was $250.9 million. To estimate the fair value of the Convertible Preferred Stock Warrants, the Company determines the business enterprise value of the Company using a variety of valuation methods, including recent transactions in the Company's stock, discounted cash flow models and market based methods, as deemed appropriate under the circumstances applicable at the valuation date. Once the business enterprise value has been estimated, an option pricing model is used to allocate the value to the various classes of equity, including preferred stock. The concluded per share value for the Convertible Preferred Stock Warrants is then determined using a Black-Scholes option pricing model.
Auditing the valuation methods used by management to estimate the fair value of the Convertible Preferred Stock Warrant Liability required a high degree of auditor judgment and subjectivity and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the valuation of the Convertible Preferred Stock Warrant Liability included the following key procedures:
•We performed inquiries with management and the Company’s third-party valuation expert to understand the process for developing, and assumptions used in, the valuation model.
•With the assistance of our fair value specialists we evaluated the Convertible Preferred Stock Warrant valuation methodology, assumptions, and fair value results.

•We evaluated whether management’s assumptions were reasonable including comparing management’s historical forecasts of future cash flows to actual results.

/s/ DELOITTE & TOUCHE LLP
San Francisco, CA
March 25, 2022
We have served as the Company’s auditor since 2014.

Prosper Marketplace, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31,
	2021	2020
Assets:
Cash and Cash Equivalents	$67,700	$50,145
Restricted Cash (1)	167,925	163,723
Accounts Receivable (1)	1,054	605
Loans Held for Sale, at Fair Value (1)	243,170	274,621
Borrower Loans, at Fair Value (1)	267,626	378,263
Property and Equipment, Net	29,714	28,446
Prepaid and Other Assets (1)	6,238	5,196
Servicing Assets	8,761	9,242
Goodwill	36,368	36,368
Intangible Assets, Net	328	500
Total Assets	$828,884	$947,109
Liabilities, Convertible Preferred Stock and Stockholders' Deficit:
Accounts Payable and Accrued Liabilities	$25,790	$17,876
Payable to Investors	152,794	124,094
Notes, at Fair Value	265,985	208,379
Notes Issued by Securitization Trust (1)	—	156,782
Certificates Issued by Securitization Trust, at Fair Value (1)	—	22,917
Warehouse Lines (1)	209,275	242,479
Other Liabilities	23,900	25,057
Convertible Preferred Stock Warrant Liability	250,941	112,319
Total Liabilities	$928,685	$909,903
Commitments and Contingencies (see Note 17)
Convertible Preferred Stock – $0.01 par value; 444,760,848 shares authorized as of December 31, 2021 and December 31, 2020; 209,613,570 shares issued and outstanding as of December 31, 2021 and December 31, 2020. Aggregate liquidation preference of $370,456 as of December 31, 2021 and 2020.	$322,748	$322,748
Less: Convertible Preferred Stock Held by Consolidated VIE (Note 12), 51,247,915 shares issued and outstanding as of December 31, 2021 and December 31, 2020.	(2,381)	(2,381)
Stockholders' Deficit:
Common Stock – $0.01 par value; 625,000,000 shares authorized; 73,089,929 shares issued and 72,153,994 shares outstanding as of December 31, 2021; 70,075,307 shares issued and 69,139,372 shares outstanding as of December 31, 2020	245	215
Additional Paid-In Capital	157,256	155,952
Less: Treasury Stock	(23,417)	(23,417)
Accumulated Deficit	(554,252)	(415,911)
Total Stockholders' Deficit	$(420,168)	$(283,161)
Total Liabilities, Convertible Preferred Stock and Stockholders' Deficit	$828,884	$947,109

(1) Includes amounts in consolidated variable interest entities (VIEs) presented separately in the table below.
The accompanying notes are an integral part of these consolidated financial statements.

The following table presents the assets and liabilities of consolidated variable interest entities (VIEs), which are included in the Consolidated Balance Sheets above. The assets in the table below may only be used to settle obligations of consolidated VIEs and are in excess of those obligations. Additionally, the assets and liabilities in the table below include third-party assets and liabilities of consolidated VIEs only and exclude intercompany balances that eliminate in consolidation. On September 27, 2021, assets and liabilities held by the securitization trusts consolidated by PMI as VIEs were removed from the balance sheet as part of the deconsolidation of those entities. See Note 6 - Securitizations and Note 10 - Debt in the Notes to Consolidated Financial Statements for additional information.

	December 31,
	2021	2020
Assets of consolidated VIEs, included in total assets above:
Restricted Cash	$5,128	$25,203
Loans Held for Sale, at Fair Value	243,170	274,621
Borrower Loans, Held at Fair Value	—	168,593
Prepaid and Other Assets	2,846	2,043
Total assets of consolidated variable interest entities	$251,144	$470,460
Liabilities of consolidated VIEs, included in total liabilities above:
Notes Issued by Securitization Trust	$—	$156,782
Certificates Issued by Securitization Trust, at Fair Value	—	22,917
Warehouse Lines	209,275	242,479
Total liabilities of consolidated variable interest entities	$209,275	$422,178
The accompanying notes are an integral part of these consolidated financial statements.

Prosper Marketplace, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2021	2020	2019
Revenues:
Operating Revenues:
Transaction Fees, Net	$89,364	$67,335	$119,282
Servicing Fees, Net	15,024	18,517	23,406
Gain on Sale of Borrower Loans	7,196	4,816	10,946
Fair Value of Warrants Vested on Sale of Borrower Loans	—	—	(17,553)
Other Revenues	3,992	2,711	5,953
Total Operating Revenues	115,576	93,379	142,034
Interest Income (Expense):
Interest Income on Borrower Loans and Loans Held for Sale	83,107	104,150	100,786
Interest Expense on Financial Instruments	(50,816)	(60,127)	(63,736)
Total Interest Income, Net	32,291	44,023	37,050
Change in Fair Value of Financial Instruments, Net	(3,241)	(34,166)	(25,514)
Total Net Revenue	144,626	103,236	153,570
Expenses:
Origination and Servicing	35,056	29,897	34,915
Sales and Marketing	35,065	29,259	73,824
General and Administrative	73,122	63,384	71,588
Impairment Expenses	—	445	—
Restructuring Charges, Net	—	—	34
Change in Fair Value of Convertible Preferred Stock Warrants	138,622	(37,677)	(11,235)
Loss on Deconsolidation of VIEs	1,494	—	—
Other Income, Net	(463)	(639)	(1,945)
Total Expenses	282,896	84,669	167,181
Net (Loss) Income Before Income Taxes	(138,270)	18,567	(13,611)
Income Tax Expense	(71)	(16)	(100)
Net (Loss) Income	$(138,341)	$18,551	$(13,711)
Plus: Return on Share Purchase	—	2,381	1,066
Less: Net Income Allocated to Participating Securities	—	(15,172)	—
Net (Loss) Income Attributable to Common Stockholders	$(138,341)	$5,760	$(12,645)
Net (Loss) Income Per Share – Basic	$(1.95)	$0.08	$(0.18)
Net (Loss) Income Per Share – Diluted	$(1.95)	$0.02	$(0.18)
Weighted-Average Shares – Basic	70,767,275	68,592,557	70,511,605
Weighted-Average Shares – Diluted	70,767,275	306,673,586	70,511,605
The accompanying notes are an integral part of these consolidated financial statements.

Prosper Marketplace, Inc.
Consolidated Statements of Other Comprehensive (Loss) Income
(in thousands)

	Years Ended December 31,
	2021	2020	2019
Net (Loss) Income	$(138,341)	$18,551	$(13,711)
Other Comprehensive Income, Before Tax:
Change in Net Unrealized (Loss) Gain on Available for Sale Investments, at Fair Value	—	—	13
Other Comprehensive Income, Before Tax	—	—	13
Income Tax Effect	—	—	—
Other Comprehensive Income (Loss), Net of Tax	—	—	13
Comprehensive (Loss) Income, Net of Tax	$(138,341)	$18,551	$(13,698)
The accompanying notes are an integral part of these consolidated financial statements.

Prosper Marketplace, Inc.
Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit
(in thousands, except share amounts)

	Convertible Preferred Stock		Convertible Preferred Stock Held by Consolidated VIE		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2019	214,637,925	$323,793	—	$—	75,652,445	$229	(5,177,235)	$(23,417)	$145,486	$(13)	$(420,751)	$(298,466)
Repurchase of Common Stock	—	—	—	—	(2,196,665)	(22)	—	—	22	—	—	—
Repurchase of Convertible Preferred Stock	(5,024,355)	(1,045)	—	—	—	—	—	—	1,045	—	—	1,045
Exercise of vested stock options	—	—	—	—	173,356	1	—	—	24	—	—	25
Stock-based compensation expense	—	—	—	—	—	—	—	—	4,839	—	—	4,839
Change in net unrealized loss on Available for Sale Investments, at Fair Value	—	—	—	—	—	—	—	—	—	13	—	13
Net Loss	—	—	—	—	—	—	—	—	—	—	(13,711)	(13,711)
Balance at December 31, 2019	209,613,570	322,748	—	—	73,629,136	208	(5,177,235)	(23,417)	151,416	—	(434,462)	(306,255)
Exercise of vested stock options	—	—	—	—	687,471	7	—	—	8	—	—	15
Stock-based compensation expense	—	—	—	—	—	—	—	—	2,147	—	—	2,147
Purchase of Convertible Preferred Stock by consolidated VIE Prosper Grantor Trust (Note 12)	—	—	(51,247,915)	(2,381)	—	—	—	—	2,381	—	—	2,381
Net Income	—	—	—	—	—	—	—	—	—	—	18,551	18,551
Balance at December 31, 2020	209,613,570	$322,748	(51,247,915)	$(2,381)	74,316,607	$215	(5,177,235)	$(23,417)	$155,952	$—	$(415,911)	$(283,161)
Exercise of vested stock options	—	—	—	—	3,014,622	30	—	—	31	—	—	61
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,273	—	—	1,273
Net Loss	—	—	—	—	—	—	—	—	—	—	(138,341)	(138,341)
Balance at December 31, 2021	209,613,570	$322,748	(51,247,915)	$(2,381)	77,331,229	$245	(5,177,235)	$(23,417)	$157,256	$—	$(554,252)	$(420,168)
The accompanying notes are an integral part of these consolidated financial statements.

Prosper Marketplace, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2021	2020	2019
Cash Flows from Operating Activities:
Net (Loss) Income	$(138,341)	$18,551	$(13,711)
Adjustments to Reconcile Net (Loss) Income to Net Cash Provided by (Used in) Operating Activities:
Change in Fair Value of Financial Instruments, Net	3,241	34,160	27,306
Depreciation and Amortization	9,839	8,349	7,676
Amortization of Operating Lease Right-of-Use Asset	3,774	3,487	3,494
Impairment of Operating Lease Right-of-Use Asset	—	445	—
Gain on Sale of Borrower Loans	(7,973)	(5,830)	(11,924)
Change in Fair Value of Servicing Rights	8,454	9,189	12,476
Stock-based Compensation Expense	1,136	1,913	4,529
Fair Value of Warrants Vested on Sale of Borrower Loans	—	—	17,552
Loss on Deconsolidation of VIEs (Note 6)	1,494	—	—
Change in Fair Value of Convertible Preferred Stock Warrants	138,622	(37,677)	(11,235)
Other, Net	2,027	1,675	1,118
Changes in Operating Assets and Liabilities:
Purchase of Loans Held for Sale at Fair Value	(1,712,705)	(1,338,082)	(2,320,560)
Proceeds from Sales and Principal Payments of Loans Held for Sale at Fair Value	1,770,822	1,254,474	2,241,569
Accounts Receivable	(449)	1,090	3,424
Prepaid and Other Assets	639	498	1,350
Accounts Payable and Accrued Liabilities	7,776	(2,187)	(106)
Payable to Investors	28,700	23,002	(26,446)
Other Liabilities	(3,493)	(5,391)	(4,590)
Net Cash Provided by (Used in) Operating Activities	113,563	(32,334)	(68,078)
Cash Flows from Investing Activities:
Purchase of Borrower Loans Held at Fair Value	(231,998)	(133,644)	(170,328)
Proceeds from Sales and Principal Payments of Borrower Loans Held at Fair Value	236,861	279,658	254,845
Purchases of Property and Equipment	(12,041)	(8,359)	(10,312)
Purchases of Available for Sale Investments, at Fair Value	—	—	(1,488)
Maturities of Available for Sale Securities	—	—	23,763
Net Cash (Used in) Provided by Investing Activities	(7,178)	137,655	96,480
Cash Flows from Financing Activities:
Proceeds from Issuance of Notes Held at Fair Value	231,933	133,228	171,138
Payments of Notes Held at Fair Value	(172,250)	(149,409)	(167,419)
Principal Payments on Notes Issued by Securitization Trust	(87,700)	(192,771)	(134,250)
Principal Payments on Certificates Issued by Securitization Trust	(14,935)	(22,136)	(13,770)
Proceeds from Securitization Issuance	—	—	8,962
Net cash and restricted cash outflows from Deconsolidation of VIEs (Note 6)	(6,821)	—	—
Proceeds from Warehouse Lines	68,800	126,149	186,010
Principal payments on Warehouse Lines	(101,900)	(15,300)	(57,899)
Principal payments on financing lease	(76)	(84)	—
Proceeds from Paycheck Protection Program Loan	—	8,447	—
Payment for Debt Issuance Costs	(1,740)	—	(7,850)
Proceeds from Exercise of Stock Options	61	15	25
Net Cash Used in Financing Activities	(84,628)	(111,861)	(15,053)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	21,757	(6,540)	13,349
Cash, Cash Equivalents and Restricted Cash at Beginning of the Year	213,868	220,408	207,059
Cash, Cash Equivalents and Restricted Cash at End of the Year	$235,625	$213,868	$220,408

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$49,923	$57,697	$60,642
Non-Cash Investing Activity - Accrual for Property and Equipment, Net	$971	$833	$707
Non-Cash Investing Activity - Deconsolidation of Borrower Loans, at Fair Value	$78,361	$—	$—
Non-Cash Financing Activity - Deconsolidation of Notes Issued by Securitization Trust	$69,709	$—	$—
Non-Cash Financing Activity - Deconsolidation of Certificates Issued by Securitization Trust, at Fair Value	$13,979	$—	$—
Right-of-use assets obtained in exchange for new financing lease obligation	$—	$239	$—
Non-Cash Investing Activity - Consolidation of Borrower Loans, at Fair Value	$—	$—	$(391,383)
Non-Cash Financing Activity- Issuance of Securitization Notes and Certificates	$—	$—	$554,892
Non-Cash Financing Activity- Derecognition of Warehouse Line Debt	$—	$—	$(158,857)

Reconciliation to Amounts on Consolidated Balance Sheets
Cash and Cash Equivalents	$67,700	$50,145	$64,635
Restricted Cash	167,925	163,723	155,773
Total Cash, Cash Equivalents and Restricted Cash	$235,625	$213,868	$220,408
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
PMI developed a peer-to-peer online credit marketplace (the “marketplace”), and in February 2013, transferred ownership of the marketplace to Prosper Funding LLC (“PFL”), its wholly-owned subsidiary. All of the borrower payment dependent notes (“Notes”) issued and sold through the marketplace today are issued and sold by PFL. PFL also operates the marketplace and facilitates the origination of unsecured, personal loans by WebBank (“Borrower Loans”), an FDIC-insured, Utah-chartered industrial bank, through the marketplace. Pursuant to a Loan Account Program Agreement between PMI and WebBank, PMI manages the operation of the marketplace as agent of WebBank in connection with the submission of loan applications by potential borrowers. PMI also manages the origination of related loans by WebBank and the funding of such Borrower Loans by WebBank. On February 1, 2013, PFL entered into an Administration Agreement with PMI in its capacity as licensee, corporate administrator, loan marketplace administrator and loan and Note servicer, pursuant to which PMI provides certain back office support, loan platform administration and loan servicing to PFL.
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
As of December 31, 2021, the marketplace is open to investors in 30 states and the District of Columbia. Additionally, as of December 31, 2021, the marketplace is open to borrowers in 48 states and the District of Columbia. Currently our marketplace does not operate internationally.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNT POLICIES
Basis of Presentation
The accompanying consolidated financial statements include the accounts of PMI and its wholly owned subsidiaries including PFL, Prosper Healthcare Lending LLC (“PHL”), BillGuard, Inc. (“BillGuard”), and its consolidated VIEs including Prosper Warehouse I Trust (“PWIT”), Prosper Warehouse II Trust (“PWIIT”), Prosper Marketplace Issuance Trust, Series 2019-1 (“PMIT 2019-1,” deconsolidated on September 27, 2021), Prosper Marketplace Issuance Trust, Series 2019-2 (“PMIT 2019-2,” deconsolidated on September 27, 2021), Prosper Marketplace Issuance Trust, Series 2019-4 (“PMIT 2019-4,” deconsolidated on September 27, 2021) and Prosper Grantor Trust (“PGT”). All intercompany balances and transactions between PMI and its subsidiaries have been eliminated in consolidation. PMI and PFL’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the related disclosures, including contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. These estimates, judgments and assumptions include but are not limited to the following: valuation of Loans Held for Sale, Borrower Loans and associated Notes, Certificates Issued by Securitization Trust (Note 6), valuation of servicing rights and loan trailing fee liability, valuation allowance on deferred tax assets, stock-based compensation expense, Intangible Assets, Goodwill, Convertible Preferred Stock Warrant Liability, Repurchase Obligations and contingent liabilities. These judgments, estimates and assumptions are inherently subjective in nature and actual results may differ from these estimates and assumptions.
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
In 2019, Prosper began refinancing the purchase of Borrower Loans through the Whole Loan Channel through securitization transactions, which issued senior notes, risk retention interests, and residual certificates. Associated securitization trusts were deemed consolidated VIEs until September 2021, when the Company sold its share of the residual certificates issued by these securitization trusts and deconsolidated the VIEs. Prior to their deconsolidation, the Borrower Loans held in the securitization trusts were included in “Borrower Loans, at Fair Value”, senior notes sold to third party investors were included in “Notes Issued by Securitization Trust”, and the risk retention interest and residual certificates held by third party investors were included in “Certificates Issued by Securitization Trust, at Fair Value” on the Consolidated Balance Sheets. Refer to Note 6 - Securitization for additional disclosures and details on the deconsolidation of these securitization trust VIEs.
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
Prosper has elected the fair value option for Borrower Loans, Loans Held for Sale, Notes, and Certificates Issued by Securitization Trust. Changes in fair value of Borrower Loans funded through the Note Channel are largely offset by the changes in fair value of Notes due to the borrower payment-dependent design of the Notes. Changes in the fair value of Borrower Loans held in consolidated securitization trusts were partially offset by changes in fair value of the Certificates Issued by Securitization Trust, prior to the deconsolidation of these securitization trusts in September 2021. Changes in fair value of Loans Held for Sale are recorded through Proper's earnings and Prosper collects interest on Loans Held for Sale. Changes in fair value of Borrower Loans, Loans Held for Sale, Notes, and Certificates Issued by Securitization Trust are included in “Change in Fair Value of Financial Instruments, Net” on the Consolidated Statements of Operations.
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

Goodwill and Intangibles
Goodwill associated with business combinations is computed by recognizing the portion of the purchase price that is not tied to individually identifiable and separately recognizable assets. Goodwill is not amortized but is tested for impairment annually or whenever indications of impairment exist. Annual impairment testing occurs on October 1. Impairment exists whenever the carrying value of Goodwill exceeds its implied fair value. Adverse changes in impairment indicators such as loss of key personnel, increased regulatory oversight or unplanned changes in operations could result in impairment. PMI did not recognize any Goodwill impairments during the years ended December 31, 2021, 2020 and 2019.
Costs of internally developing any intangibles is expensed as incurred. Intangible Assets identified through the acquisitions of American Healthcare Lending and BillGuard include customer relationships, technology and a brand name. The user base and customer relationship Intangible Assets are being amortized on an accelerated basis over a three to ten year period. The technology and brand name Intangible Assets were amortized on a straight-line basis over three to five years and one year, respectively.
Payable to Investors
Payable to Investors primarily represents the obligation to investors related to cash held in an account for the benefit of investors and payments-in-process received from borrowers.
Warehouse Lines and Notes Issued by Securitization Trust
Warehouse Lines and Notes Issued by Securitization Trust (prior to deconsolidation in September 2021) are carried at amortized cost. Prosper defers specific incremental costs directly related to entering into the Warehouse Lines and issuing Notes Issued by Securitization Trust and subsequently amortizes them into interest expense over the life of the arrangements.
Convertible Preferred Stock Warrant Liability
Prosper has entered into varying arrangements with investors to issue preferred stock warrants in exchange for their participation as a purchaser of Borrower Loans. In all cases, these warrants are free standing financial instruments due to their status as legally detached and separately exercisable warrants without conditions requiring Prosper to repurchase those warrants or the underlying preferred shares. These freestanding warrants are accounted for in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 480, Distinguishing Liabilities from Equity (“ASC 480”). Under ASC 480, vested freestanding warrants to purchase the Company’s convertible redeemable preferred stock are classified as a liability on the Consolidated Balance Sheets and carried at fair value because the warrants may conditionally obligate the Company to transfer assets at some point in the future. The Company records the warrants at fair value on issuance. The warrants are subject to remeasurement to fair value at each balance sheet date, and any change in their fair value is recognized as “Change in Fair Value of Convertible Preferred Stock Warrants” in the Consolidated Statements of Operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the warrants, the completion of a deemed liquidation event or the conversion of convertible redeemable preferred stock into Common Stock.
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
Gain on Sale of Borrower Loans
Prosper recognizes gains or losses on the sale of Borrower Loans when it sells Borrower Loans to third parties. Prosper measures gain or loss on sale of Borrower Loans as the net proceeds received on a sale less the fair value of the Borrower Loans sold. The net proceeds of the sale represent the fair value of any assets obtained or liabilities incurred as part of the transaction, including, but not limited to Servicing Assets, retained securities, and repurchase obligations.
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
As of December 31, 2021, Prosper had no contract assets, contract liabilities or deferred contract costs. As of December 31, 2021, Prosper had no unsatisfied performance obligations related to Transaction Fees or Other Revenues.
Advertising Costs
Advertising costs are expensed when incurred and are included in “Sales and Marketing” expense in the accompanying Consolidated Statements of Operations. Prosper incurred advertising costs of $6.1 million, $6.8 million and $32.8 million for the years ended December 31, 2021, 2020 and 2019, respectively.
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
Prosper’s policy is to include interest and penalties related to gross unrecognized tax benefits within its provision for income taxes. U.S. Federal, California and other state income tax returns are filed. Prosper is not currently undergoing any income tax examinations. Due to the cumulative net operating loss, generally all tax years remain open.
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
Other Income, Net
Other Income, Net includes interest income from Available for Sale Investments, sublease income, SEC settlement costs and contract termination costs that are expected to be non-recurring and not part of restructuring activities.
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
Comprehensive Income
Marketable debt securities are generally considered available-for-sale and are carried at fair value, based on quoted market prices or other readily available market information. Gains and losses are recognized when realized using the specific identification method and included in “Other Income, Net” in the Consolidated Statements of Operations. Unrealized gains and losses, net of taxes, are included in Accumulated Other Comprehensive Income, which is reflected as a separate component of Stockholders’ Deficit in Prosper's Consolidated Balance Sheets. If management has determined that an other-than-temporary decline in fair value has occurred, the amount of the decline that is related to an identified loss is recognized in earnings. Prosper monitors its investment portfolio for potential impairment on a quarterly basis.
Recent Accounting Pronouncements
Accounting Standards Adopted In The Current Year
In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” This ASU simplifies the accounting for income taxes by removing certain exceptions related to the incremental approach for intraperiod tax allocation, the requirement to recognize or derecognize deferred tax liabilities related to equity method investments that are also foreign subsidiaries and the methodology for calculating income taxes in an interim period. The guidance also clarifies and simplifies other aspects of the accounting for income taxes, including a modification in the guidance for franchise taxes that are partially based on income and recognizing deferred taxes for a subsequent step-up in the tax basis of goodwill. The ASU was effective for the Company beginning in the first quarter of 2021. The Company has adopted ASU 2019-12 and concluded that the impact on its consolidated financial statements was immaterial.
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

NOTE 3. PROPERTY AND EQUIPMENT, NET
Property and Equipment, Net consists of the following at the dates presented (in thousands):

	December 31,
	2021	2020
Operating lease right-of-use assets	$17,485	$15,767
Computer equipment	15,090	13,841
Internal-use software and website development costs	41,816	33,176
Office equipment and furniture	2,961	2,872
Leasehold improvements	7,167	7,167
Assets not yet placed in service	5,224	5,035
Property and equipment	89,743	77,858
Less: Accumulated depreciation and amortization	(60,029)	(49,412)
Total Property and Equipment, Net	$29,714	$28,446

Depreciation and amortization expense for Property and Equipment for the years ended December 31, 2021, 2020 and 2019 was $9.7 million, $8.1 million and $7.4 million, respectively. These expenses are included in "General and Administrative" expenses on the Consolidated Statements of Operations. Prosper capitalized internal-use software and website development costs in the amount of $9.8 million, $8.3 million and $9.3 million for the years ended December 31, 2021, 2020 and 2019, respectively. We recognized impairment of $0.4 million on our operating lease right-of-use assets related to vacant sublease space and the expected timing of finding new subtenants for the year ended December 31, 2020. Impairment was not material for years ended December 31, 2021 and 2019. Additionally, disclosures around the operating lease right-of-use assets are included in Note 16.
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
In 2019, Prosper began refinancing the purchase of Borrower Loans through the Whole Loan Channel through securitization transactions. Associated securitization trusts were deemed consolidated VIEs until September 2021, when the Company sold its share of the residual certificates issued by these securitization trusts and deconsolidated the VIEs. Prior to their deconsolidation, the Borrower Loans held in the securitization trusts were included in “Borrower Loans, at Fair Value” in the Consolidated Balance Sheets. See Note 6 - Securitization for additional disclosure and details on the deconsolidation of these securitization trust VIEs.
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
Prosper Warehouse I Trust (“PWIT”) and Prosper Warehouse II Trust (“PWIIT”), consolidated VIEs, purchase Loans Held for Sale (collectively “Warehouse Loans”) from the Company through warehouse arrangements with national banking associations and an asset manager. See Note 10 - Debt for more details. Prosper utilizes Warehouse Lines to finance Loans Held for Sale that may be subsequently contributed to securitization transactions or sold to investors. The fair value of the Loans Held for Sale is estimated using the same methodology as the one utilized for Borrower Loans valuation.
As of December 31, 2021 and 2020, Borrower Loans, Loans Held for Sale and Notes were as follows (in thousands):

	Borrower Loans		Loans Held for Sale		Notes
	2021	2020	2021	2020	2021	2020
Aggregate principal balance outstanding	$265,232	$393,642	$242,278	$279,113	$267,415	$217,110
Fair value adjustments	2,394	(15,379)	892	(4,492)	(1,430)	(8,731)
Fair value	$267,626	$378,263	$243,170	$274,621	$265,985	$208,379
PMI has offered assistance to qualified borrowers who are facing financial hardship as a result of the COVID-19 pandemic. These relief options include, among other things, the ability to delay up to four monthly loan payments, the ability to reduce minimum monthly payments for up to 12 months and extend the term of the loan by up to 11 months, and waived late and non-sufficient funds fees. Since COVID-19 relief was first offered in March 2020, and through December 31, 2021, approximately 9.1% of our current outstanding loan balances on a cumulative basis have enrolled in at least one of these COVID-19 relief programs. Approximately 1.2% of our outstanding loan balances are actively enrolled in at least one relief program as of December 31, 2021.
Borrower Loans
On September 27, 2021, Borrower Loans held by the securitization trusts consolidated by PMI as VIEs were removed from the balance sheet as part of the deconsolidation of those entities. Refer to Note 6 for additional details on this deconsolidation.
As of December 31, 2021, outstanding Borrower Loans had original maturities of either 36 months or 60 months, had monthly payments with fixed interest rates ranging from 5.31% to 31.82% and had various original maturity dates through December 2026. At December 31, 2020, outstanding Borrower Loans had original terms between 36 months and 60 months, had monthly payments with fixed interest rates ranging from 5.31% to 31.82% and had various original maturity dates through December 2025.
As of December 31, 2021, the Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $0.9 million and a fair value of $0.1 million. As of December 31, 2020, the Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $2.8 million and a fair value of $0.3 million. We place loans on non-accrual status when they are over 120 days past due. As of December 31, 2021 and 2020, Borrower Loans in non-accrual status had a fair value of $0.1 million and $0.4 million, respectively.
Loans Held for Sale
As of December 31, 2021, outstanding Loans Held for Sale had original maturities between 36 months and 60 months, had monthly payments with fixed interest rates ranging from 5.31% to 31.82% and had various original maturity dates through December 2026. At December 31, 2020, outstanding Loans Held for Sale had original maturities between 36 months and 60 months had monthly payments with fixed interest rates ranging from 5.31% to 31.82% and had various original maturity dates through December 2025. Interest income earned on Loans Held for Sale by the Company was $32.6 million and $27.6 million during 2021 and 2020, respectively.
As of December 31, 2021, Loans Held for Sale that were 90 days or more delinquent, had an aggregate principal amount of $0.8 million and a fair value of $0.1 million. As of December 31, 2020, Loans Held for Sale that were 90 days or more delinquent, had an aggregate principal amount of $0.8 million and a fair value of $0.1 million. PMI places loans on non-accrual status when they are over 120 days past due. As of December 31, 2021 and December 31, 2020, Loans Held for Sale in non-accrual status had a fair value of $0.1 million (for both periods).
NOTE 5. SERVICING ASSETS
Prosper accounts for Servicing Assets at their estimated fair values with changes in fair values recorded in Servicing Fees. The initial asset or liability is recognized when Prosper sells Borrower Loans to unrelated third-party buyers through the Whole Loan Channel and the servicing rights are retained. The Servicing Assets are measured at fair value throughout the servicing period. The total gains and losses recognized on the sale of such Borrower Loans for the year ended December 31, 2021 was a gain of $7.2 million recognized in Gain on Sale of Borrower Loans on the Consolidated Statement of Operations. The total gains and losses recognized on the sale of such Borrower Loans for the year ended December 31, 2020 was a gain of $4.8 million recognized in Gain on Sale of Borrower Loans on the Consolidated Statement of Operations. The total gains and losses recognized on the sale of such Borrower Loans for the year ended December 31, 2019 were a gain of $10.9 million recognized in Gain on Sale of Borrower Loans and a loss of $17.6 million recognized in Fair Value of Warrants Vested on Sale of Borrower Loans on the Consolidated Statement of Operations.
As of December 31, 2021, Borrower Loans that were sold, but for which Prosper retained servicing rights, had a total outstanding principal balance of $2.3 billion, original terms of either 36 months or 60 months, monthly payments with fixed interest rates ranging from 5.31% to 31.82%, and various original maturity dates through December 2026. As of December 31, 2020, Borrower Loans that were sold, but for which Prosper retained servicing rights, had a total outstanding principal balance of $2.4 billion, original terms of either 36 months or 60 months, monthly payments with fixed interest rates ranging from 5.31% to 31.82%, and various original maturity dates through December 2025.
Contractually-specified servicing fees and ancillary fees totaling $24.8 million, $28.9 million and $38.4 million are included on the Consolidated Statements of Operations in Servicing Fees, Net for the years ended December 31, 2021, 2020 and 2019, respectively.
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
Market Servicing Rate
Management estimates adequate market servicing rates that would fairly compensate a substitute servicer should one be required, which includes the profit that would be demanded in the marketplace. This rate is stated as a fixed percentage of outstanding principal balance on a per annum basis. With the assistance of a valuation specialist, management estimates market servicing rates based on observable market rates for other loan types in the industry and on observing bids from sub-servicing providers, adjusted for the unique loan attributes that are present in the specific loans that Prosper sells and services, and from information from backup service providers.
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
Prepayment Rate
The prepayment rate presented in Note 7 is an annualized, average estimate considering all Borrower Loan categories (i.e. risk ratings and duration), and represents an aggregate of conditional prepayment rate curves for each credit grade or Borrower Loan category. Each point on a particular Borrower Loan category’s curve represents the percentage of principal expected to prepay per period based on the term and age of the underlying Borrower Loans. Prepayments reduce servicing revenues as they shorten the period over which Prosper expects to collect fees on the Borrower Loans, which is used to project future servicing revenues.
NOTE 6. SECURITIZATIONS
Prosper did not co-sponsor any securitizations in 2020 or 2021. During 2019, Prosper co-sponsored securitizations of unsecured personal whole loans facilitated through our marketplace with outstanding principal balance of $573.0 million through three securitization trusts (PMIT 2019-1, PMIT 2019-2, and PMIT 2019-4) and retained a portion of the residual certificates in each securitization. Each securitization trust issued senior notes, a risk retention interest and residual certificates to finance the purchase of Borrower Loans. The risk retention interest represents the right to receive 5.0% of all amounts collected on the Borrower Loans held by the securitization trusts. The resulting senior notes were sold to third party investors. Prosper retained 65.5%, 16.4%, and 19.6% of the residual certificates issued by PMIT 2019-1, PMIT 2019-2, and PMIT 2019-4, respectively. The remaining residual certificates and all the risk retention interests were held by third-party investors. In addition to the retained residual certificates, Prosper's continued involvement includes loan servicing responsibilities over the life of the underlying loans.
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
Management assesses whether Prosper is the primary beneficiary of its VIEs on an ongoing basis. On September 27, 2021, PMI sold its retained residual certificates issued by PMIT 2019-1, 2019-2 and 2019-4 to an unrelated third party for $4.1 million in cash. As a result of this sale, management determined that the Company was no longer the primary beneficiary of these entities as it no longer held a variable interest that could potentially be significant to the VIEs. Accordingly, the net assets of PMIT 2019-1, 2019-2 and 2019-4 were deconsolidated from Prosper’s balance sheet on September 27, 2021, resulting in a loss on deconsolidation of $1.5 million, consisting of the following (in thousands):

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

(1) Because Borrower Loans and Certificates Issued by Securitization Trust were measured at fair value on the Company’s consolidated balance sheets, the balances above reflect the fair values of these financial instruments as of September 27, 2021, the deconsolidation date.
This loss on deconsolidation is presented on the accompanying consolidated statement of operations as “Loss on Deconsolidation of VIEs.” Prosper will continue to service the underlying borrower loans, but otherwise will have no continuing involvement with PMIT 2019-1, 2019-2 and 2019-4. In conjunction with the deconsolidation of the VIEs, the Company recognized Servicing Assets totaling $0.2 million, the impact of which is included in Servicing Fees, Net on the accompanying consolidated statement of operations. Consideration received from the sale of the residual certificates, net of Restricted Cash of $10.9 million retained by PMIT 2019-1, 2019-2 and 2019-4, is presented as a financing activity on the Company’s consolidated statement of cash flows, while the loss on deconsolidation is presented as an operating activity.
NOTE 7. FAIR VALUE OF ASSETS AND LIABILITIES
For a description of the fair value hierarchy and Prosper’s fair value methodologies, see Note 2 - Summary of Significant Accounting Policies. Prosper did not transfer any assets or liabilities in or out of Level 3 during the year ended December 31, 2021 or 2020.
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
The Convertible Preferred Stock Warrant Liability is valued using a Black-Scholes option pricing model. Refer to Note 12 for additional information.

The following tables present the fair value hierarchy for assets and liabilities measured at fair value (in thousands):

Balance at December 31, 2021	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Borrower Loans, at Fair Value	$—	$—	$267,626	$267,626
Loans Held for Sale, at Fair Value	—	—	243,170	243,170
Servicing Assets	—	—	8,761	8,761
Total Assets	$—	$—	$519,557	$519,557
Liabilities:
Notes, at Fair Value	$—	$—	$265,985	$265,985
Convertible Preferred Stock Warrant Liability	—	—	250,941	250,941
Loan Trailing Fee Liability (Note 9)	—	—	2,161	2,161
Total Liabilities	$—	$—	$519,087	$519,087

Balance at December 31, 2020	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Borrower Loans, at Fair Value	$—	$—	$378,263	$378,263
Loans Held for Sale, at Fair Value	—	—	274,621	274,621
Servicing Assets	—	—	9,242	9,242
Total Assets	$—	$—	$662,126	$662,126
Liabilities:
Notes, at Fair Value	$—	$—	$208,379	$208,379
Certificates Issued by Securitization Trust, at Fair Value	—	—	22,917	22,917
Convertible Preferred Stock Warrant Liability	—	—	112,319	112,319
Loan Trailing Fee Liability (Note 9)	—	—	2,233	2,233
Total Liabilities	$—	$—	$345,848	$345,848

As PMI’s Borrower Loans, Loans Held for Sale, Notes, Certificates Issued by Securitization Trust, Convertible Preferred Stock Warrant Liability, servicing assets and loan servicing rights do not trade in an active market with readily observable prices, the Company uses significant unobservable inputs to measure the fair value of these assets and liabilities. Financial instruments are categorized in the Level 3 valuation hierarchy based on the significance of unobservable factors in the overall fair value measurement. These fair value estimates may also include observable, actively quoted components derived from external sources. As a result, gains and losses for assets and liabilities within the Level 3 category may include changes in fair value that were attributable to both observable and unobservable inputs. Prosper did not transfer any assets or liabilities in or out of Level 3 for the year ended December 31, 2021 and 2020.
Significant Unobservable Inputs
The following tables present quantitative information about the ranges of significant unobservable inputs used for the Company’s Level 3 fair value measurements at December 31, 2021 and 2020:

	December 31,
	2021			2020
Borrower Loans, Loans Held for Sale, and Notes:
Discount rate	4.2%	—	14.3%	4.5%	—	17.7%
Default rate	2.0%	—	14.1%	2.3%	—	17.9%

Certificates Issued by Securitization Trust:	December 31, 2020
Discount rate	3.3%	—	16.0%
Default rate	3.2%	—	15.3%
Prepayment rate	7.6%	—	35.4%

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

	December 31,
	2021			2020
Servicing Assets:
Discount rate	15.0%	—	25.0%	15.0%	—	25.0%
Default rate	1.5%	—	14.1%	1.9%	—	17.7%
Prepayment rate	10.2%	—	32.3%	12.4%	—	28.9%
Market servicing rate (1) (2)	0.648%	—	0.842%	0.625%	—	0.818%
 (1) Servicing assets associated with loans enrolled in a relief program offered by the Company in response to the COVID-19 pandemic as of December 31, 2021 were measured using a market servicing rate assumption of 84.2 basis points. This rate was estimated using a multiplier consistent with observable market rates for other loan types, applied to the base market servicing rate assumption of 64.8 basis points.

(2) Excludes collection fees that would be passed on to a hypothetical third-party servicer. As of December 31, 2021 and 2020, the market rate for collection fees and non-sufficient fund fees was assumed to be 6 basis points and 7 basis points, respectively, for a weighted-average total market servicing rate of 70.8 basis points to 90.2 basis points and 69.5 basis points to 88.8 basis points, respectively.

	December 31,
	2021			2020
Loan Trailing Fee Liability:
Discount rate	15.0%	—	25.0%	15.0%	—	25.0%
Default rate	1.5%	—	14.1%	1.9%	—	17.7%
Prepayment rate	10.2%	—	32.3%	12.4%	—	28.9%

At December 31, 2021 and 2020, the discounted cash flow methodology used to estimate the Note fair values used the same projected cash flows as the related Borrower Loans.
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
Changes in Level 3 Fair Value Assets and Liabilities on a Recurring Basis
The following table presents additional information about Level 3 Loans Held for Sale, Borrower Loans, Notes and Certificates Issued by Securitization Trust measured at fair value on a recurring basis for the year ended December 31, 2021 and 2020 (in thousands):

	Assets		Liabilities
	Borrower Loans	Loans Held for Sale	Notes	Certificates Issued by Securitization Trust	Total
Fair Value at January 1, 2020	$634,019	$142,026	$(244,171)	$(52,168)	$479,706
Purchase of Borrower Loans/Issuance of Notes	133,644	1,338,082	(133,228)	—	1,338,498
Principal repayments	(332,629)	(104,798)	149,409	22,136	(265,882)
Borrower Loans sold to third parties	(6,731)	(1,089,974)	—	—	(1,096,705)
Other changes	(1,420)	1,168	(53)	436	131
Change in fair value	(48,620)	(11,883)	19,664	6,679	(34,160)
Fair Value at December 31, 2020	378,263	274,621	(208,379)	(22,917)	421,588
Purchase of Borrower Loans/Issuance of Notes	232,000	1,712,705	(231,933)	—	1,712,772
Principal repayments	(260,689)	(164,165)	172,250	14,934	(237,670)
Borrower Loans sold to third parties	(2,664)	(1,580,164)	—	—	(1,582,828)
Other changes	(1,518)	(249)	167	113	(1,487)
Change in fair value	595	422	1,910	(6,110)	(3,183)
Deconsolidation of VIEs (Note 6)	(78,361)	—	—	13,980	(64,381)
Fair Value at December 31, 2021	$267,626	$243,170	$(265,985)	$—	$244,811

The following table presents additional information about Level 3 Servicing Assets measured at fair value on a recurring basis for the year ended December 31, 2021 and 2020 (in thousands):

Servicing Assets
Fair Value at January 1, 2020	$12,602
Additions	5,829
Less: Changes in fair value	(9,189)
Fair Value at December 31, 2020	$9,242
Additions	7,973
Recognition of Servicing Assets upon deconsolidation of VIEs (Note 6)	215
Less: Change in fair value	(8,669)
Fair Value at December 31, 2021	$8,761

The following tables present additional information about Level 3 Convertible Preferred Stock Warrant Liability measured at fair value on a recurring basis for the year ended December 31, 2021 and 2020 (in thousands):

Convertible Preferred Stock Warrant Liability
Fair Value at January 1, 2020	$149,996
Change in fair value	(37,677)
Fair Value at December 31, 2020	$112,319
Change in fair value	138,622
Fair Value at December 31, 2021	$250,941
Loan Trailing Fee
The fair value of the Loan Trailing Fee represents the present value of the expected monthly Loan Trailing Fee payments, which takes into consideration certain assumptions related to expected prepayment rates and default rates using a discounted cash flow model. The assumptions used are the same as those used for the valuation of Servicing Assets, as described below.
The following table presents additional information about Level 3 Loan Trailing Fee Liability measured at fair value on a recurring basis for the year ended December 31, 2021 and 2020 (in thousands):

Loan Trailing Fee Liability
Balance at January 1, 2020	$2,997
Issuances	1,349
Cash payment of Loan Trailing Fee	(2,421)
Change in fair value	308
Balance at December 31, 2020	$2,233
Issuances	1,775
Cash payment of Loan Trailing Fee	(2,100)
Change in fair value	253
Balance at December 31, 2021	$2,161

Significant Recurring Level 3 Fair Value Input Sensitivity
Key economic assumptions and the sensitivity of the fair value to immediate changes in those assumptions at December 31, 2021 and 2020 for Borrower Loans and Loans Held for Sale are presented in the following table (in thousands, except percentages).

Borrower Loans and Loans Held for Sale:	December 31, 2021	December 31, 2020
Fair value, using the following assumptions:	$510,796	$652,884
Weighted-average discount rate	5.64%	8.26%
Weighted-average default rate	10.08%	11.58%

Fair value resulting from:
100 basis point increase in discount rate	$505,732	$647,093
200 basis point increase in discount rate	$500,763	$641,437
Fair value resulting from:
100 basis point decrease in discount rate	$516,064	$658,817
200 basis point decrease in discount rate	$521,437	$664,895

Fair value resulting from:
100 basis point increase in default rate	$506,362	$646,421
200 basis point increase in default rate	$501,921	$639,987
Fair value resulting from:
100 basis point decrease in default rate	$515,326	$659,377
200 basis point decrease in default rate	$519,851	$665,904

Key economic assumptions and the sensitivity of the fair value to immediate changes in those assumptions at December 31, 2021 and 2020 for Notes are presented in the following table (in thousands, except percentages).

Notes:	December 31, 2021	December 31, 2020
Fair value, using the following assumptions:	$265,985	$208,379
Weighted-average discount rate	5.76%	8.93%
Weighted-average default rate	10.70%	12.26%

Fair value resulting from:
100 basis point increase in discount rate	$263,326	$206,528
200 basis point increase in discount rate	$260,735	$204,720
Fair value resulting from:
100 basis point decrease in discount rate	$268,714	$210,274
200 basis point decrease in discount rate	$271,516	$212,217

Fair value resulting from:
100 basis point increase in default rate	$263,644	$206,304
200 basis point increase in default rate	$261,318	$204,238
Fair value resulting from:
100 basis point decrease in default rate	$268,340	$210,463
200 basis point decrease in default rate	$270,711	$212,558

Key economic assumptions and the sensitivity of the fair value to immediate changes in those assumptions at December 31, 2021 and 2020 for Servicing Assets is presented in the following table (in thousands, except percentages).

Servicing Assets:	December 31, 2021	December 31, 2020
Fair value, using the following assumptions:	$8,761	$9,242
Weighted-average market servicing rate	0.650%	0.631%
Weighted-average prepayment rate	20.82%	19.84%
Weighted-average default rate	12.54%	12.78%

Fair value resulting from:
Market servicing rate increase of 0.025%	$8,203	$8,689
Market servicing rate decrease of 0.025%	$9,320	$9,796

Fair value resulting from:
Applying a 1.1 multiplier to prepayment rate	$8,568	$9,064
Applying a 0.9 multiplier to prepayment rate	$8,957	$9,423

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$8,646	$9,116
Applying a 0.9 multiplier to default rate	$8,878	$9,369

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
Assets and Liabilities Not Recorded at Fair Value
The following tables present the fair value hierarchy for assets and liabilities not recorded at fair value (in thousands):

Balance at December 31, 2021	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Assets:
Cash and Cash Equivalents	$67,700	$67,700	$—	$—	$67,700
Restricted Cash - Cash and Cash Equivalents	163,047	163,047	—	—	163,047
Restricted Cash - Certificates of Deposit	4,878	—	4,878	—	4,878
Accounts Receivable	1,054	—	1,054	—	1,054
Total Assets	$236,679	$230,747	$5,932	$—	$236,679
Liabilities:
Accounts Payable and Accrued Liabilities	$25,790	$—	$25,790	$—	$25,790
Payable to Investors	152,794	—	152,794	—	152,794
Warehouse Lines	209,275	—	211,177	—	211,177
Paycheck Protection Program loan (Note 9)	8,590	—	8,556	—	8,556
Total Liabilities	$396,449	$—	$398,317	$—	$398,317

Balance at December 31, 2020	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Assets:
Cash and Cash Equivalents	$50,145	$50,145	$—	$—	$50,145
Restricted Cash - Cash and Cash Equivalents	158,846	158,846	—	—	158,846
Restricted Cash - Certificates of Deposit	4,877	—	4,877	—	4,877
Accounts Receivable	605	—	605	—	605
Total Assets	$214,473	$208,991	$5,482	$—	$214,473
Liabilities:
Accounts Payable and Accrued Liabilities	$17,876	$—	$17,876	$—	$17,876
Payable to Investors	124,094	—	124,094	—	124,094
Notes Issued by Securitization Trust	156,782	—	158,951	—	158,951
Warehouse Lines	242,479	—	242,261	—	242,261
Paycheck Protection Program loan (Note 9)	8,505	—	8,540	—	8,540
Total Liabilities	$549,736	$—	$551,722	$—	$551,722

The estimated fair values of Cash and Cash Equivalents, Restricted Cash, Accounts Receivable, Accounts Payable and Accrued Liabilities and Payable to Investors approximate their carrying values because of their short-term nature.

NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
Prosper’s Goodwill balance of $36.4 million at December 31, 2021 did not change during the year ended December 31, 2021. The Company recorded no Goodwill impairment for the years ended December 31, 2021, 2020 and 2019.
Other Intangible Assets, Net
The following table presents the detail of other Intangible Assets subject to amortization as of the following dates (dollars in thousands):

	December 31, 2021
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Remaining Useful Life (In Years)
Developed technology	$3,060	$(3,060)	$—	—
User base and customer relationships	5,050	(4,722)	328	3.3
Brand name	60	(60)	—	—
Total Intangible Assets subject to amortization	$8,170	$(7,842)	$328

	December 31, 2020
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Remaining Useful Life (In Years)
Developed technology	$3,060	$(3,060)	$—	—
User base and customer relationships	5,050	(4,550)	500	4.3
Brand name	60	(60)	—	—
Total Intangible Assets subject to amortization	$8,170	$(7,670)	$500

The Company recorded no additional intangibles for the year ended December 31, 2021 or 2020. For the years ended December 31, 2021, 2020 and 2019, the Company recorded no intangible asset impairment.
Amortization expense for the years ended December 31, 2021, 2020 and 2019 was $0.2 million, $0.2 million and $0.3 million, respectively. Estimated amortization of purchased Intangible Assets for future periods is as follows (in thousands):

Amounts
Years Ending December 31,
2022	$136
2023	107
2024	85
Thereafter	—
Total Amortization Expenses	$328

NOTE 9. OTHER LIABILITIES
Other Liabilities consists of the following (in thousands):

	December 31,
	2021	2020
Operating lease liabilities	$11,026	$13,342
Paycheck Protection Program loan (Note 10)	8,590	8,505
Loan trailing fee liability	2,161	2,233
Deferred revenue	1,196	63
Deferred income tax liability	560	489
Financing lease liabilities	78	—
Other	289	425
Total Other Liabilities	$23,900	$25,057

Additionally, disclosures around the operating lease liabilities are included in Note 16.
NOTE 10. DEBT
Prosper Warehouse Trust Agreements
Prosper’s consolidated VIEs, PWIT and PWIIT (together, “Warehouse VIEs”), each entered into an agreement (together, “Warehouse Agreements”) with certain lenders for committed revolving lines of credit (“Warehouse Lines”) during 2018 and 2019, respectively. In connection with the Warehouse Agreements, the Warehouse VIEs each entered into a security agreement with a bank as administrative agent and a national banking association as collateral trustee and paying agent. Proceeds under the Warehouse Lines may only be used to purchase certain unsecured personal loans and related rights and documents from Prosper and to pay fees and expenses related to the Warehouse Lines. Both Warehouse VIEs are consolidated because Prosper is the primary beneficiary of the VIEs. The assets of the VIEs can be used only to settle obligations of the VIEs. Additionally, the creditors of the Warehouse Lines have no recourse to the general credit of Prosper. The loans held in the Warehouse VIEs are included in “Loans Held for Sale, at Fair Value” and Warehouse Lines are in “Warehouse Lines” in the consolidated balance sheets.

Both Warehouse Agreements contain the same certain covenants including restrictions on each Warehouse VIE's ability to incur indebtedness, pledge assets, merge or consolidate and enter into certain affiliate transactions. Each Warehouse Agreement also requires Prosper to maintain a minimum tangible net worth of $25 million, minimum net liquidity of $15 million and a maximum leverage ratio of 5:1. Tangible net worth is defined as the sum of (i) (A) Convertible Preferred Stock, (B) total Stockholders’ Deficit and (C) Convertible Preferred Stock Warrant Liability, less the sum of (ii) (A) goodwill and (B) intangible assets. Net liquidity is defined as the sum of cash, cash equivalents and Available for Sale Investments. The leverage ratio is defined as the ratio of total consolidated indebtedness other than non-recourse securitization indebtedness, non-recourse or limited recourse warehouse indebtedness and borrower dependent notes, to tangible net worth. As of December 31, 2021, Prosper was in compliance with the covenants under each Warehouse Agreement.
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
Subsequently the Warehouse Agreement was amended on June 20, 2019 to extend the facility, to reduce the interest rate and unused commitment fee and to expand the eligibility criteria for unsecured personal loans that can be financed through the PWIT Warehouse Line. The Warehouse Agreement was amended again on May 19, 2021 to extend the facility, to reduce the interest and advance rates and to include provisions for an alternative benchmark rate in light of the ongoing phaseout of LIBOR.
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
As of December 31, 2021, Prosper had $96.6 million in debt and accrued interest outstanding under the PWIT Warehouse Line. This debt is secured by an aggregate outstanding principal balance of $113.6 million included in Loans Held for Sale, at Fair Value on the Consolidated Balance Sheets. As of December 31, 2021 the undrawn portion available under the Warehouse Line was $103.4 million. Prosper incurred $0.3 million of deferred debt issuance costs for the amendment signed on May 19, 2021, which are included in Prepaids and Other Assets on the Consolidated Balance Sheets and will be amortized to interest expense over the term of the revolving arrangement.
Prosper purchased a swaption to limit the Company's exposure to increases in LIBOR. The swaptions are recorded on the consolidated balance sheet at fair value in Prepaids and Other Assets. Any changes in the fair value are recorded in the Change in Fair Value of Financial Instruments, Net on the Consolidated Statement of Operations. The fair value of the swaption was not material as of December 31, 2021.
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
Under the PWIIT Extension, the Class A loan bears interest at a rate of the national banking association's asset-backed commercial paper rate, plus a spread of 2.05%. The spread increases by 0.375% during the first 12 months immediately following the termination of the revolving period with an additional increase of 0.75% thereafter. Additionally, the Class A loan bears a monthly unused commitment fee of 0.50% per annum on the undrawn portion available under the Class A loan.
The Class B loan bears interest at a rate of one-month LIBOR, plus a spread of 8.75%. The spread increases by 0.375% during the first twelve months immediately following the termination of the revolving period with an additional increase of 0.75% thereafter. Additionally, the Class B loan bears a monthly unused commitment fee of 0.50% or 1.00% per annum on the undrawn portion available under the Class B loan, depending on the Class B loan utilization percentage.
As of December 31, 2021, Prosper had $112.7 million in debt and accrued interest outstanding under the PWIIT Warehouse Line. This debt is secured by an aggregate outstanding principal balance of $126.8 million included in Loans Held for Sale, at Fair Value on the Consolidated Balance Sheets. At December 31, 2021 the undrawn portion available under the PWIIT Warehouse Line was $187.3 million. Prosper incurred $1.3 million of deferred debt issuance costs for the extension in March 2021, which are included in “Prepaids and Other Assets” and will be amortized to interest expense over the term of the revolving arrangement.
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
Paycheck Protection Program Loan
The Paycheck Protection Program (“PPP”), established by the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and sponsored by the U.S. Small Business Administration (“SBA”), provides small businesses – sole proprietors, independent contractors, and, with certain industry exceptions, businesses with fewer than 500 employees – the opportunity to apply for a loan of up to $10 million to cover up to 24 weeks (the “covered period”) of payroll costs, including benefits. Funds may also be used to cover interest on mortgage obligations, leases, and utilities incurred or in place before February 15, 2020. PPP loan payments are deferred, and based on SBA guidance, will be forgiven as long as (i) loan proceeds are used for covered expenses, (ii) full-time employee headcount is maintained during the eight-week period covered by the PPP loan and (iii) compensation for employees who earned less than $100,000 on an annualized basis in 2019 is not reduced by more than 25% during the covered period. For purposes of calculating maximum loan eligibility, payroll costs per employee are capped at $100,000 on an annualized basis.
In April 2020, the Company obtained an $8.4 million loan under the PPP. The loan accrued interest at one percent per annum and had a two-year term through April 2022, with payments deferred until such time as an approval or denial of forgiveness is received from the SBA. The Company used the PPP Loan proceeds to cover payroll costs, rent and utilities in accordance with the relevant terms and conditions of the CARES Act. As of December 31, 2021, principal and interest outstanding under the PPP loan totaled $8.6 million and is included in Other Liabilities on the accompanying consolidated balance sheet. PMI formally applied for forgiveness with the lender and the SBA. On March 21, 2022, the Company was notified by the SBA that all principal and interest under the loan, totaling $8.6 million, was forgiven in full through a forgiveness payment made on March 15, 2022 by the SBA to the lender of the PPP loan.
NOTE 11. NET INCOME (LOSS) PER SHARE
PMI computes its net income (loss) per share in accordance with ASC Topic 260, Earnings Per Share (“ASC Topic 260”). Under ASC Topic 260, basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities.
PMI’s net income (loss) per share is calculated using the two-class method in accordance with ASC Topic 260. The two-class method allocates earnings that otherwise would have been available to common shareholders to holders of participating securities. Management considers all series of our Convertible Preferred Stock to be participating securities due to their rights to participate in dividends with Common Stock. As such, earnings allocated to these participating securities, which include participation rights in undistributed earnings, are subtracted from net income to determine total undistributed earnings to be allocated to common stockholders.
All participating securities are excluded from basic weighted-average common shares outstanding. Prior to any conversion to common shares, each series of Prosper’s Convertible Preferred Stock is entitled to participate on an if-converted basis in distributions of earnings, when and if declared by the board of directors, that are made to common stockholders and consequently, these shares were considered participating securities. During the year ended December 31, 2021, 2020 and 2019, certain shares issued as a result of the early exercise of stock options which are subject to a repurchase right by PMI were entitled to receive non-forfeitable dividends during the vesting period and consequently, are considered participating securities.
The weighted average shares used in calculating basic and diluted net income (loss) per share excludes certain shares that are disclosed as outstanding shares in the Consolidated Balance Sheets because such shares are restricted as they were associated with options that were early exercised and continue to remain unvested.

Basic and diluted net income (loss) per share were calculated as follows for the periods presented (in thousands, except share and per share amounts):

	December 31,
	2021	2020	2019
Numerator:
Net (Loss) Income	$(138,341)	$18,551	$(13,711)
Plus: Return on Share Purchase	—	2,381	1,066
Less: Net Income Allocated to Participating Securities	—	(15,172)	—
Net (Loss) Income Attributable to Common Stockholders	$(138,341)	$5,760	$(12,645)
Denominator:
Weighted average shares used in computing basic and diluted Net Income (Loss) Per Share	70,767,275	68,592,557	70,511,605
Effect of dilutive securities:
Stock options	—	24,816,184	—
Convertible preferred stock warrants	—	213,264,845	—
Weighted average shares used in computing diluted net income (loss) per share - diluted	70,767,275	306,673,586	70,511,605
Net (Loss) Income Per Share – Basic	$(1.95)	$0.08	$(0.18)
Net (Loss) Income Per Share – Diluted	$(1.95)	$0.02	$(0.18)

The following common stock equivalents were excluded from the computation of diluted net income (loss) per share for the periods presented because including them would have been anti-dilutive (number of shares):

	December 31,
	2021	2020	2019
Excluded Securities:
Convertible Preferred Stock issued and outstanding	158,365,655	158,365,655	209,613,570
Stock options issued and outstanding	72,756,708	48,265,056	73,851,862
Warrants issued and outstanding	1,080,349	1,080,349	1,080,349
Series E-1 Convertible Preferred Stock warrants	35,544,141	—	35,544,141
Series F Convertible Preferred Stock warrants	177,720,704	—	177,720,704
Total Excluded Securities	445,467,557	207,711,060	497,810,626

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
In connection with the Consortium Purchase Agreement (as defined in Note 15) entered into with affiliates of the Consortium (as defined in Note 15, such affiliates, “Warrant Holders”) a warrant agreement was signed (the “Series F Warrant Agreement”). Pursuant to the Series F Warrant Agreement, PMI issued to the Consortium three warrants (together, the “Series

F Warrant”) to purchase up to an aggregate 177,720,706 shares of PMI’s Series F Convertible Preferred Stock at an exercise price of $0.01 per share (the “Series F Warrant Shares”).
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
On July 21, 2020, PGT entered into a Stock Transfer Agreement with a PMI investor to purchase 34,670,420 shares of Series A Convertible Preferred Stock and 16,577,495 shares of Series B Convertible Preferred Stock for nominal consideration. Upon execution of the Stock Transfer Agreement, these shares were purchased by a consolidated VIE of the Company, and thus the difference between the fair value of the repurchased stock and the purchase price is included in Convertible Preferred Stock Held by Consolidated VIE on PMI’s accompanying consolidated balance sheet as of December 31, 2021. These shares remain outstanding for legal purposes and retain their voting rights, but are excluded from the earnings per share calculation.

The number of authorized, issued and outstanding shares, their par value and liquidation preference for each series of Convertible Preferred Stock as of December 31, 2021 are disclosed in the table below (amounts in thousands, except share and per value amounts):

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
Convertible Preferred Stock Warrant Liability
Series E-1 Warrants
In connection with the Settlement and Release Agreement dated November 17, 2016 among PMI, its wholly owned subsidiary Prosper Funding LLC (“PFL”) and Colchis, on December 16, 2016, PMI issued the First Series E-1 Warrant. A

Second Series E-1 Warrant for an additional 15,277,006 shares of Series E-1 Convertible Preferred Stock was granted on the signing of the Consortium Purchase Agreement (as defined in Note 15) on February 27, 2017. The warrants expire ten years from the date of issuance. Prosper recognized $21.3 million of expense and $5.7 million of income from the change in the fair value of the warrants for the years ended December 31, 2021 and 2020, respectively. The income or expense resulted from changes in the fair value of the warrant is recorded in Change in Fair Value of Convertible Preferred Stock Warrants on the Consolidated Statements of Operations.
To determine the fair value of the Series E-1 Warrants, the Company first determined the value of a share of a Series E-1 Convertible Preferred Stock. To determine the fair value of the Convertible Preferred Stock, the Company first derived the business enterprise value (“BEV”) of the Company using a variety of valuation methods, including recent transactions in the Company's stock, discounted cash flow models and market based methods, as deemed appropriate under the circumstances applicable at the valuation date. Once the Company determined an estimated BEV, the option pricing method (“OPM”) was used to allocate the BEV to the various classes of our equity, including our preferred stock. The concluded per share value for the Series E-1 Convertible Preferred Stock was utilized as an input to the Black-Scholes option pricing model.
The Company determined the fair value of the outstanding convertible Series E-1 preferred stock warrants utilizing the following assumptions as of December 31, 2021 and 2020:

	December 31,
	2021	2020
Volatility	63.0%	60.0%
Risk-free interest rate	0.90%	0.20%
Expected term (in years)	2.75	2.75
Dividend yield	—%	—%
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
Risk-Free Interest Rate: The risk-free interest rate is based on the U.S. Treasury yield in effect as of December 31, 2021, and for zero coupon U.S. Treasury notes with maturities approximately equal to the term of the warrant.
Expected Term: The expected term is the period of time for which the warrants are expected to be outstanding.
Dividend Yield: The expected dividend assumption is based on the Company’s current expectations about the Company’s anticipated dividend policy.
Series F Warrants
In connection with the Consortium Purchase Agreement (as described in Note 15) on February 27, 2017, PMI issued warrants to purchase 177,720,706 of PMI's Series F Convertible Preferred Stock at $0.01 per share. The warrants expire ten years from the date of issuance. Prosper recognized $117.3 million of expense and $32.0 million of income from the re-measurement of the fair value of the warrants for the years ended December 31, 2021 and 2020, respectively. The income or expense resulting from changes in the fair value of the warrant is recorded in Change in Fair Value of Convertible Preferred Stock Warrants on the Consolidated Statements of Operations.
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

The Company determined the fair value of the outstanding Series F Warrants utilizing the following assumptions as of December 31, 2021 and 2020:

	December 31,
	2021	2020
Volatility	63.00%	60.0%
Risk-free interest rate	0.90%	0.20%
Expected term (in years)	2.75	2.75
Dividend yield	—%	—%
The above assumptions were determined using the same criteria described above for the Series E-1 Warrants.
The combined activity of the Convertible Preferred Stock Warrant Liability for the years ended December 31, 2021 and 2020 is as follows (in thousands):

Balance at January 1, 2020	149,996
Change in fair value	(37,677)
Balance at December 31, 2020	$112,319
Change in fair value	138,622
Balance at December 31, 2021	$250,941
Common Stock
PMI, through its Amended and Restated Certificate of Incorporation, is the sole issuer of Common Stock and related options, RSUs and warrants. On February 16, 2016, PMI amended and restated its Certificate of Incorporation to, among other things, effect a 5-for-1 forward stock split. On September 20, 2017, PMI further amended its Amended and Restated Certificate of Incorporation to increase the number of shares of Common Stock authorized for issuance. The total number of shares of stock which PMI has the authority to issue is 1,069,760,848, consisting of 625,000,000 shares of Common Stock, $0.01 par value per share, and 444,760,848 shares of preferred stock, $0.01 par value per share. As described above, the Company repurchased 2,196,665 shares of Common Stock on December 23, 2019. As of December 31, 2021, 73,089,929 shares of Common Stock were issued and 72,153,994 shares of Common Stock were outstanding. As of December 31, 2020, 70,075,307 shares of Common Stock were issued and 69,139,372 shares of Common Stock were outstanding. Each holder of common stock is entitled to one vote for each share of common stock held.
Common Stock Issued upon Exercise of Stock Options
During the year ended December 31, 2021 and 2020, PMI issued 3,014,622 and 687,471 shares of Common Stock, respectively, upon the exercise of vested options for cash proceeds of $61 thousand and $15 thousand, respectively.
Common Stock Issued upon Exercise of Warrants
For the year ended December 31, 2021 and 2020, PMI issued zero shares of Common Stock upon the exercise of warrants.
NOTE 13. STOCK-BASED COMPENSATION
PMI grants equity awards primarily through its Amended and Restated 2005 Stock Option Plan (the “2005 Plan”), which was approved as amended and restated by its stockholders on December 1, 2010; and its 2015 Equity Incentive Plan, which was approved by its stockholders on April 7, 2015 and subsequently amended by an Amendment No. 1, Amendment No. 2 and Amendment No. 3, which were approved by PMI's stockholders effective as of February 15, 2016, May 31, 2016, and September 5, 2018 respectively (as amended, the “2015 Plan”). In March 2015, the 2005 Plan expired, except that any awards granted under the 2005 Plan prior to its expiration remain in effect pursuant to their terms. As of December 31, 2021, under the 2015 Plan, options to purchase up to 96,855,913 shares of PMI's Common Stock are reserved and may be granted to employees, directors, and consultants by PMI’s Board of Directors and stockholders to promote the success of Prosper’s business. Options generally vest 25% one year from the vesting commencement date and 1/48th per month thereafter or vest 50% two years from the vesting commencement date and 1/48 per month thereafter or vest 1/36th per month from the vesting commencement date. In no event are options exercisable more than ten years after the date of grant.
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
PMI believes that the Repricings encourage the continued service of valued employees and directors and motivate them to perform at high levels, both of which are critical to the Company’s continued success. PMI has incurred and expects to incur additional share based compensation charges as a result of the Repricings.
The financial statement impact of the above Repricings was not material for the year ended December 31, 2021, and $0.4 million and $0.3 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2021, the unamortized Repricings expense (net of forfeitures) will be immaterial and recognized over the remaining weighted average vesting period of 1.6 years.
Stock Option Activity
Stock option activity under the Stock Plans is summarized for the year ended December 31, 2021 as follows:

	Options Issued and Outstanding	Weighted- Average Exercise Price	Weighted-Average Contractual Term (in years)	Aggregate intrinsic value[1] (in thousands)
Balance as of January 1, 2021	72,915,449	$0.02	7.02	$2,915
Options granted	17,554,859	$0.22
Options exercised	(3,014,622)	$0.02
Options forfeited	(15,239,345)	$0.03
Option expirations	(30,190)	$0.02
Balance as of December 31, 2021	72,186,151	$0.07	6.72	$46,458
Options vested and expected to vest as of December 31, 2021	65,003,920	$0.07	6.72	$42,518
Options vested and exercisable at December 31, 2021	48,561,623	$0.02	5.62	$33,499

1. Aggregate intrinsic value represents the excess of the fair value of our Common Stock as of December 31, 2021 over the exercise price of the outstanding in-the-money options.

Additional information pertaining to PMI's Common Stock option activities is as follows:

	Year ended December 31,
	2021	2020	2019
Weighted-average grant date fair value of options granted (per share)	$0.13	$0.04	$0.11
Other Information Regarding Stock Options
The fair value of options granted to employees is estimated on the grant date using the Black-Scholes option valuation model. This valuation model for share based compensation expense requires PMI to make assumptions and judgments about the variables used in the calculation, including the fair value of PMI’s Common Stock, the expected term (the period of time that the options granted are expected to be outstanding), the volatility of PMI’s Common Stock, a risk-free interest rate, and expected dividends. Given the absence of a publicly traded market, the Company considered numerous objective and subjective factors to determine the fair value of PMI’s Common Stock at each grant date. These factors included, but were not limited to:

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
The fair value of PMI’s stock option awards granted during the years ended December 31, 2021, 2020 and 2019 was estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

	December 31,
	2021	2020	2019
Volatility of common stock	64.22%	52.62%	46.70%
Risk-free interest rate	1.02%	0.51%	1.95%
Expected life	6.0 years	6.0 years	6.0 years
Dividend yield	—%	—%	—%

PMI did not grant any performance-based options in 2021, 2020, or 2019.
Restricted Stock Units
For the years ended December 31, 2021, 2020 and 2019, PMI did not grant any restricted stock units (“RSUs”).
The following table summarizes the number of PMI’s RSU activity for the year ended December 31, 2021:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2021	4,661,141	$0.91
Forfeited	(1,786,793)	$0.54
Unvested at December 31, 2021	2,874,348	$1.14
Stock Based Compensation
The following table presents the amount of stock-based compensation related to awards granted to employees recognized in the Company’s Consolidated Statements of Operations for the periods presented (in thousands):

	Years Ended December 31,
	2021	2020	2019
Origination and Servicing	$123	$35	$417
Sales and Marketing	62	69	243
General and Administrative	951	1,809	3,868
Total Stock-Based Compensation	$1,136	$1,913	$4,528

For the years ended December 31, 2021, 2020 and 2019, Prosper capitalized $137 thousand, $234 thousand and $310 thousand, respectively, of stock-based compensation as internal use software and website development costs. As of December 31, 2021, the unamortized share-based compensation expense adjusted for forfeiture estimates related to Prosper's employees’ unvested share-based awards was approximately $1.6 million, which will be recognized over a remaining weighted-average vesting period of approximately 2.8 years.

NOTE 14. INCOME TAXES
The components of the Company’s Income Tax Expense are as follows for the periods presented (in thousands):

	Years Ended December 31,
	2021	2020	2019
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—
Total Current Income Tax Expense (Benefit)	—	—	—
Deferred:
Federal	47	47	47
State	24	38	52
Foreign	—	(69)	1
Total Deferred Income Tax Expense	71	16	100
Total Income Tax Expense	$71	$16	$100

Income Tax Expense differed from the amount computed by applying the U.S. federal income tax rate of 21% to pretax loss as a result of the following for the periods presented:

	Years Ended December 31,
	2021	2020	2019
Federal tax at statutory rate	21%	21%	21%
State tax at statutory rate (net of federal benefit)	8%	8%	9%
Incentive Stock Options	(5)%	2%	(4)%
Preferred Stock Warrants	(29)%	(64)%	8%
Change in valuation allowance	6%	37%	(33)%
Other	(1)%	(4)%	(1)%
Income Tax Expense	—%	—%	—%

Temporary items that give rise to significant portions of deferred tax assets and liabilities are as follows for the periods presented (in thousands):

	December 31,
	2021	2020
Net operating loss carry forwards	$91,793	$92,814
Research and other credits	307	532
Stock compensation	4,272	10,510
Accrued liabilities	4,357	2,986
Lease liabilities	3,266	3,934
Total deferred tax assets	103,995	110,776
Net servicing rights	(1,898)	(2,067)
Property and equipment	(1,873)	(287)
Intangible assets	(1,770)	(1,415)
Right-of-use assets	(2,264)	(2,676)
Total deferred tax liabilities	(7,805)	(6,445)
Total net deferred tax asset	96,190	104,331
Less: Valuation allowance	(96,750)	(104,820)
Net deferred tax liability	$(560)	$(489)

Under ASC 740, Accounting for Income Taxes, a valuation allowance must be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The amount of valuation allowance is based upon management’s best estimate of Prosper’s ability to realize the net deferred tax assets. A valuation allowance can subsequently be reduced when management believes that the assets are realizable on a more-likely-than-not basis. As of December 31, 2021, the Company continues to record a valuation allowance against its net deferred tax asset. The valuation allowance as of December 31, 2021, decreased by $8.1 million to $96.8 million from the prior year.
The Internal Revenue Code imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of an “ownership change” of a corporation. Accordingly, Prosper’s ability to utilize net operating losses and credit carryforwards may be limited in the future as the result of such an “ownership change.”
Prosper files federal and various state income tax returns, and has net operating loss carryforwards available to reduce future taxable income, if any, for both federal and state income tax purposes of approximately $345.3 million and $366.2 million, respectively, as of December 31, 2021. The state net operating loss carryforwards are primarily related to California. The federal and state net operating loss carryforwards will begin to expire in 2025 and 2022, respectively. All net operating loss carryforwards are subject to a full valuation allowance. Prosper has federal and California research and development tax credits of approximately $428 thousand and $501 thousand, respectively. The federal research credits will begin to expire in 2034 and the California research credits have no expiration date. Prosper also has California enterprise zone credits of approximately $0.2 million that will begin to expire in 2022.
The following table summarizes Prosper’s activity related to its unrecognized tax benefits (in thousands):

Balance at January 1, 2020	$112
Change related to 2020 tax year position	—
Balance at December 31, 2020	$112
Change related to 2021 tax year position	—
Balance at December 31, 2021	$112
None of the unrecognized tax benefits would affect Prosper’s effective tax rate if these amounts are recognized due to the full valuation allowance.
Prosper’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of Income Tax Expense. As of December 31, 2021, Prosper has not incurred any significant interest or penalties.
All tax returns will remain open for examination by federal and most state taxing authorities for three and four years, respectively, from the date of utilization of any net operating loss carryforwards or research and development credits.
NOTE 15. CONSORTIUM PURCHASE AGREEMENT
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
NOTE 16. LEASES
Prosper has operating leases for corporate offices and datacenters. These leases have remaining lease terms of 1 year to 6 years. Some of the lease agreements include options to extend the lease term for up to an additional 5 years. Rental expense under operating lease arrangements was $4.5 million, $4.5 million and $4.5 million for the year ended December 31, 2021, 2020 and 2019, respectively. Additionally, Prosper subleases certain leased office space to third parties when it determines there is excess leased capacity. Sublease revenue from operating lease arrangements was $0.3 million, $0.4 million and $0.8 million for the year ended December 31, 2021, 2020 and 2019, respectively.
Operating Lease Right-of-Use (“ROU”) Assets
The following table summarizes the operating lease right-of-use (“ROU”) assets as of December 31, 2021, which are included in Property and Equipment, Net on the Consolidated Balance Sheets.

	December 31, 2021
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
ROU assets - office buildings	$16,709	$9,444	$7,265
ROU assets - other	776	344	432
Total operating lease ROU assets	$17,485	$9,788	$7,697

The Company identified certain impairment triggers related to its ROU assets in 2020, primarily due to the non-renewal of certain sublease agreements and the time expected to find new subtenants. As a result of impairment testing performed on these ROU assets, the Company recorded an impairment charge of $0.4 million for the year ended December 31, 2020. No impairment charge was identified for the years ended December 31, 2021 or December 31, 2019.
Lease Liabilities
Prosper has entered into various non-cancelable operating leases for certain offices with contractual lease periods expiring between 2021 and 2026.
Future maturities of operating lease liabilities as of December 31, 2021 were as follows (in thousands). The present value of the future minimum lease payments represents our operating lease liabilities as of December 31, 2021 and are included in "Other Liabilities" on the consolidated balance sheets.

December 31, 2021
2022	$5,833
2023	2,124
2024	1,360
2025	1,395
2026	1,218
Thereafter	—
Total future minimum lease payments	11,930
Less: Imputed interest	(904)
Present value of future minimum lease payments	$11,026

Because the rate implicit in each lease is not readily determinable, we use our incremental borrowing rate to determine the present value of the lease payments. Values used to determine present value of leases is as follows (dollars in thousands):

December 31, 2021
Cash paid for operating leases year-to-date	$5,381
ROU assets obtained in exchange for new operating lease obligations year-to-date	$1,773
Weighted average remaining lease term (in years)	3.12 years
Weighted average discount rate	5.19%

NOTE 17. COMMITMENTS AND CONTINGENCIES
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
Pursuant to the Marketing Agreement Amendment, the marketing fee that Prosper receives in connection with the origination of each loan is partially reduced by an amount (the “Designated Amount”) calculated as a percentage of the principal amount of such loan based on the aggregate principal amount of loans originated for the applicable month. To the extent the aggregate Designated Amount for all loans originated during any month is less than $143,500 through February 1, 2022, and $100,000 thereafter through February 1, 2025, Prosper is required to pay WebBank an amount equal to such deficiency. Accordingly, the minimum fee is $1.2 million for each year from 2022 through 2024, and $0.1 million in 2025.
Additionally, under the agreement with WebBank, Prosper is required to maintain minimum net liquidity of $15 million at all times during the term of the agreement. Net liquidity is defined as the sum of Cash and Cash Equivalents and Available for Sale Investments. Violation of this covenant can result in termination of the contract with WebBank. At December 31, 2021, Prosper was in compliance with the covenant.
Loan Purchase Commitments
Prosper entered into an agreement with WebBank to purchase $13.8 million of Borrower Loans that WebBank originated during the last two business days of the year ended December 31, 2021. Prosper will purchase these Borrower Loans within the first two business days of the year ending December 31, 2022.
Repurchase Obligation
Under the terms of the loan purchase agreements between Prosper and investors that participate in the Whole Loan Channel, Prosper may, in certain circumstances, become obligated to repurchase a Borrower Loan from an investor. Generally, these circumstances include the occurrence of verifiable identity theft, the failure to properly follow loan listing or bidding protocols or a violation of the applicable federal, state or local lending laws. Prosper recognizes a liability at fair value for the repurchase obligation when the Borrower Loans are sold. The fair value of the repurchase obligation is estimated based on historical experience. Repurchased Borrower Loans associated with violations of federal, state or local lending laws or verifiable identity theft are written off at the time of repurchase. The maximum potential amount of future payments associated under the repurchase obligation is the outstanding balances of the Borrower Loans sold through the Whole Loan channels, which at December 31, 2021 is $2.5 billion. Prosper has accrued $0.3 million and $0.2 million as of December 31, 2021 and 2020, respectively, related to this obligation.
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
NOTE 18. RELATED PARTIES
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
Prosper’s executive officers, directors who are not executive officers, and certain affiliates participate in its marketplace by placing bids and purchasing Notes. The aggregate amount of the Notes purchased and the income earned by parties deemed to be affiliates and related parties of Prosper for the year ended December 31, 2021 and 2020, as well as the Notes outstanding as of December 31, 2021 and 2020 are summarized below (in thousands):

	Aggregate Amount of Notes Purchased for the Year Ended December 31,		Interest Earned on Notes for the Year Ended December 31,
	2021	2020	2021	2020
Executive officers and management	$35	$28	$7	$6
Directors (excluding executive officers and management)	24	272	1	43
Total	$59	$300	$8	$49

	Notes Balance as of
	December 31, 2021	December 31, 2020
Executive officers and management	$41	$41
Directors (excluding executive officers and management)	15	—
Total	$56	$41

NOTE 19. POSTRETIREMENT BENEFIT PLANS
Prosper has a 401(k) plan that covers all employees meeting certain eligibility requirements. The 401(k) plan is designed to provide tax-deferred retirement benefits in accordance with the provisions of Section 401(k) of the Internal Revenue Code. Eligible employees may defer up to 90% of eligible compensation up to the annual maximum as determined by the Internal Revenue Service. Prosper’s contributions to the plan are discretionary. During the years ended December 31, 2021, 2020 and 2019, Prosper contributed $2.0 million, $1.2 million and $2.3 million, respectively, to the 401(k) plan.
NOTE 20. SIGNIFICANT CONCENTRATIONS
Prosper is dependent on third party funding sources such as banks, asset managers, and investment funds to provide the funds to allow WebBank to originate Borrower Loans that the third party funding sources will later purchase. Of all Borrower Loans originated in the year ended December 31, 2021, one individual party purchased 26.7% of such loans, and the Company’s Warehouse VIEs purchased 12.6% of such loans. For the year ended December 31, 2020, two individual parties purchased 21.4% and 14.3% of such loans, respectively, and the Company’s Warehouse VIEs purchased 18.2% of such loans. These purchases reflect that a significant portion of Prosper’s business is dependent on funding through the Whole Loan Channel, through which 88% and 91% of Borrower Loans were originated in the years ended December 31, 2021 and 2020, respectively.
Prosper receives all of its transaction fee revenue related to personal loans from WebBank. Prosper earns a transaction fee from WebBank for our services in facilitating originations of Borrower Loans issued by WebBank. The rate of the transaction fee for each individual Borrower Loan is based on the term and credit grade of the Borrower Loan. No individual borrower or investor accounted for 10% or more of consolidated net revenue for any of the periods presented.
NOTE 22. SEGMENTS
Our chief operating decision maker reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. As such, the Company has a single reporting and operating segment.
NOTE 23. SUBSEQUENT EVENTS
Management has evaluated subsequent events or transactions occurring through the date the consolidated financial statements were issued and determined that no events or transactions, other than any items disclosed within the consolidated financial statements and related notes, are required to be disclosed herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Prosper Funding LLC
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Prosper Funding LLC and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, member’s equity, and cash flows, for each of the three years ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
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
Valuation of Borrower Loans — Refer to Notes 2, 4 and 7 to the financial statements
Critical Audit Matter Description
The Company measures Borrower Loans at fair value which are classified as Level 3 instruments. As of December 31, 2021, Borrower Loans were $267.6 million. The Company estimates the fair value using discounted cash flow valuation methodologies incorporating significant unobservable inputs and valuation assumptions that are reflective of management’s own estimates of assumptions that market participants would use in pricing the instruments and requires significant management judgment or estimate. The main assumptions used to value the Borrower Loans include default rates and prepayment rates derived from historical performance and discount rates applied to each credit grade of the loans.
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
How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation of Borrower Loans, at fair value including unobservable inputs used by management to estimate the fair value included the following key procedures:
•We performed inquiries with management and the Company’s third-party valuation expert to understand the process for developing, and assumptions used in, the valuation model.
•With the assistance of our fair value specialists, we developed independent estimates of fair value and compared our estimates to the Company’s estimates.
•We tested the source information derived from the Company’s data used in the valuation models.
Valuation of Servicing Assets — Refer to Notes 2, 5 and 7 to the financial statements
Critical Audit Matter Description
The Company measures Servicing Assets at fair value which are classified as Level 3 instruments. As of December 31, 2021, Servicing Assets were $9.8 million. The Company estimates the fair value using a discounted cash flow valuation methodology incorporating significant unobservable inputs and valuation assumptions that are reflective of management’s own estimates of assumptions that market participants would use in pricing the instruments and requires significant management judgment or estimation. Significant unobservable inputs used in the valuation methodology include the market servicing rate, discount rate, default rate and prepayment rate.
Auditing the significant unobservable inputs used by management to estimate the fair value of Servicing Assets required a high degree of auditor judgment and subjectivity and an increased extend of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the valuation of Servicing Assets at fair value including unobservable inputs used by management to estimate the fair value included the following key procedures:
•We performed inquiries with management and the Company’s third-party valuation expert to understand the process for developing, and assumptions used in, the valuation model.
•With the assistance of our fair value specialists, we developed an independent estimate of fair value and compared our estimate to the Company’s estimate.
•We evaluated the reasonableness of the market rate of servicing assumption used in developing the fair value estimate of the Servicing Assets.
•We tested the source information derived from the Company’s data used in the valuation model.

/s/ DELOITTE & TOUCHE LLP
San Francisco, CA
March 25, 2022
We have served as the Company's auditor since 2014.

Prosper Funding LLC
Consolidated Balance Sheets
(amounts in thousands)

	December 31,
	2021	2020
Assets:
Cash and Cash Equivalents	$10,765	$8,592
Restricted Cash	157,111	132,332
Borrower Loans, at Fair Value	267,626	209,670
Property and Equipment, Net	7,907	6,928
Servicing Assets	9,796	11,088
Other Assets	317	217
Total Assets	$453,522	$368,827
Liabilities and Member's Equity:
Accounts Payable and Accrued Liabilities	$1,818	$2,361
Payable to Related Party	1,306	4,120
Payable to Investors	153,681	126,266
Notes, at Fair Value	265,985	208,379
Other Liabilities	2,434	2,613
Total Liabilities	425,224	343,739
Member's Equity:
Member's Equity	11,404	11,404
Retained Earnings	16,894	13,684
Total Member's Equity	28,298	25,088
Total Liabilities and Member's Equity	$453,522	$368,827
The accompanying notes are an integral part of these consolidated financial statements.

Prosper Funding LLC
Consolidated Statements of Operations
(amounts in thousands)

	Years Ended December 31,
	2021	2020	2019
Revenues:
Operating Revenues:
Administration Fee Revenue – Related Party	$34,017	$21,618	$49,818
Servicing Fees, Net	15,770	20,791	26,368
Gain (Loss) on Sale of Borrower Loans	8,450	6,430	(5,058)
Other Revenue	1,312	552	155
Total Operating Revenues	59,549	49,391	71,283
Interest Income (Expense):
Interest Income on Borrower Loans	36,952	36,765	41,146
Interest Expense on Notes	(34,514)	(34,457)	(38,492)
Total Interest Income, Net	2,438	2,308	2,654
Change in Fair Value of Financial Instruments, Net	770	454	(375)
Total Net Revenues	62,757	52,153	73,562
Expenses:
Administration Fee – Related Party	52,641	45,472	62,575
Servicing	6,409	4,900	5,012
General and Administrative	497	380	33
Total Expenses	59,547	50,752	67,620
Net Income	$3,210	$1,401	$5,942
The accompanying notes are an integral part of these consolidated financial statements.

Prosper Funding LLC
Consolidated Statements of Member’s Equity
(amounts in thousands)

	Member’s Equity	Retained Earnings	Total
Balance at January 1, 2019	$24,904	$6,341	$31,245
Distributions to Parent	(9,000)	—	(9,000)
Net Income	—	5,942	5,942
Balance at December 31, 2019	15,904	12,283	28,187
Distributions to Parent	(4,500)	—	(4,500)
Net Income	—	1,401	1,401
Balance at December 31, 2020	11,404	13,684	25,088
Distributions to Parent	—	—	—
Net Income	—	3,210	3,210
Balance at December 31, 2021	$11,404	$16,894	$28,298
The accompanying notes are an integral part of these consolidated financial statements.

Prosper Funding LLC
Consolidated Statements of Cash Flows
(amounts in thousands)

	Years Ended December 31,
	2021	2020	2019
Cash Flows from Operating Activities:
Net Income	$3,210	$1,401	$5,942
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities:
Change in Fair Value of Financial Instruments, Net	(770)	(454)	374
Other Non-Cash Changes in Borrower Loans, Loans Held for Sale and Notes	26	46	(694)
Gain on Sale of Borrower Loans	(9,020)	(7,203)	(13,033)
Change in Fair Value of Servicing Rights	10,312	11,003	13,682
Depreciation and Amortization	4,878	4,149	4,397
Changes in Operating Assets and Liabilities:
Purchase of Loans Held for Sale, at Fair Value	(1,712,705)	(1,338,082)	(2,320,560)
Proceeds from Sales and Principal Payments of Loans Held for Sale, at Fair Value	1,712,705	1,338,082	2,320,560
Other Assets	(100)	532	(426)
Accounts Payable and Accrued Liabilities	(543)	228	(2,557)
Payable to Investors	27,415	20,979	(21,966)
Net Related Party Receivable/Payable	(2,544)	1,183	2,251
Other Liabilities	(179)	(1,114)	(789)
Net Cash Provided by (Used in) Operating Activities	32,685	30,750	(12,819)
Cash Flows From Investing Activities:
Purchase of Borrower Loans, at Fair Value	(231,998)	(133,644)	(170,326)
Proceeds from Sales and Principal Payments of Borrower Loans, at Fair Value	172,709	149,908	165,481
Purchases of Property and Equipment	(6,127)	(3,270)	(6,374)
Net Cash (Used in) Provided by Investing Activities	(65,416)	12,994	(11,219)
Cash Flows from Financing Activities:
Proceeds from Issuance of Notes, at Fair Value	231,933	133,228	171,138
Payments of Notes, at Fair Value	(172,250)	(149,409)	(167,420)
Cash Distributions to Parent	—	(4,500)	(9,000)
Net Cash Provided by (Used in) Financing Activities	59,683	(20,681)	(5,282)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	26,952	23,063	(29,320)
Cash, Cash Equivalents and Restricted Cash at Beginning of the Period	140,924	117,861	147,181
Cash, Cash Equivalents and Restricted Cash at End of the Period	$167,876	$140,924	$117,861

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$34,682	$34,410	$39,229
Non-Cash Investing Activity- Accrual for Property and Equipment, Net	$234	$504	$246

Reconciliation to Amounts on Consolidated Balance Sheets:
Cash and Cash Equivalents	$10,765	$8,592	$7,462
Restricted Cash	157,111	132,332	110,399
Total Cash, Cash Equivalents and Restricted Cash	$167,876	$140,924	$117,861
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
PFL did not have any items of other comprehensive income (loss) during any of the periods presented in the consolidated financial statements as of and for the years ended December 31, 2021, 2020 and 2019.
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
All loans requested and obtained through the marketplace are unsecured obligations of individual borrowers with a fixed interest rate and loan terms set at three or five years as of December 31, 2021. All loans made through the marketplace are funded by WebBank, an FDIC-insured, Utah chartered industrial bank. After funding a loan, WebBank sells the loan to PFL, without recourse to WebBank, in exchange for the principal amount of the loan. WebBank does not have any obligation to purchasers of the Notes.
As of December 31, 2021, PFL’s marketplace was open to investors in 30 states and the District of Columbia. Additionally, as of December 31, 2021, PFL’s marketplace was open to borrowers in 48 states and the District of Columbia. Currently, the marketplace does not operate internationally.
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
Restricted Cash
Restricted Cash consists primarily of cash deposits and short term certificates of deposit accounts for loan funding and servicing activities, and cash that investors or PFL have on the marketplace that has not yet been invested in Borrower Loans or disbursed to the investor.
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
Gain (Loss) on Sale of Borrower Loans
PFL recognizes gains or losses on the sale of Borrower Loans when it sells Borrower Loans to third parties. PFL measures gain or loss on sale of Borrower Loans as the net proceeds received on the sale less the fair value of the Borrower Loans sold. The net proceeds of the sale represent the fair value of any assets obtained or liabilities incurred as part of the transaction, including, but not limited to Servicing Assets, retained securities, and repurchase obligations.

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
NOTE 3. PROPERTY AND EQUIPMENT, NET
Property and Equipment consist of the following as of the dates presented (in thousands):

	December 31,
	2021	2020
Internal-use software and web site development costs	$31,979	$26,953
Less: Accumulated depreciation and amortization	(24,072)	(20,025)
Total Property and Equipment, Net	$7,907	$6,928

Depreciation and amortization expense for the years ended December 31, 2021, 2020, and 2019 was $4.9 million, $4.1 million and $4.4 million, respectively. Internal-use software and web site development additions of $5.9 million, $3.5 million and $5.5 million were purchased from PMI in the years ended December 31, 2021, 2020, and 2019, respectively.
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
The aggregate principal balances outstanding and fair values of Borrower Loans and Notes as of December 31, 2021 and 2020, are presented in the following table (in thousands):

	Borrower Loans		Notes
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Aggregate principal balance outstanding	$265,232	$215,373	$267,415	$217,110
Fair value adjustments	2,394	(5,703)	(1,430)	(8,731)
Fair value	$267,626	$209,670	$265,985	$208,379

At December 31, 2021, Borrower Loans had original maturities of either 36 or 60 months, had monthly payments with fixed interest rates ranging from 5.31% to 31.82% and had various original maturity dates through December 2026. At December 31, 2020, Borrower Loans had original maturities of either 36 or 60 months, had monthly payments with fixed interest rates ranging from 5.31% to 31.82% and had various original maturity dates through December 2025. Since COVID-19 relief was first offered in March 2020 and through December 31, 2021, approximately 9.1% of our current outstanding loan balances on a cumulative basis have enrolled in at least one of these COVID-19 relief programs. Approximately 1.2% of our outstanding loan balances are actively enrolled in at least one relief program as of December 31, 2021.
As of December 31, 2021, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $0.9 million and a fair value of $0.1 million. As of December 31, 2020, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $1.4 million and a fair value of $0.1 million. PFL places loans on non-accrual status when they are over 120 days past due. As of December 31, 2021 and 2020, Borrower Loans in non-accrual status had a fair value of $0.1 million and $0.2 million, respectively.
NOTE 5. SERVICING ASSETS
PFL accounts for Servicing Assets at their estimated fair values with changes in fair values recorded in Servicing Fees, Net on the Consolidated Statements of Operations. The initial asset is recognized when PFL sells Borrower Loans to unrelated third-party buyers through the Whole Loan Channel and the servicing rights are retained. The total recognized gains and losses on the sale of such Borrower Loans were a $8.5 million gain, a $6.4 million gain and a $5.1 million loss for the years ended December 31, 2021, 2020, and 2019, respectively.
At December 31, 2021, Borrower Loans that were sold, but for which PFL retained servicing rights, had a total outstanding principal balance of $2.5 billion, original terms of either 36 or 60 months, monthly payments with fixed interest rates ranging from 5.31% to 31.82% and various original maturity dates through December 2026. At December 31, 2020, Borrower Loans that were sold, but for which PFL retained servicing rights, had a total outstanding principal balance of $2.4 billion, original terms of either 36 or 60 months, monthly payments with fixed interest rates ranging from 5.31% to 31.82% and various original maturity dates through December 2025.
Contractually-specified servicing fees and ancillary fees totaled $29.2 million, $34.8 million and $43.4 million for the years ended December 31, 2021, 2020, and 2019, respectively, and are included in Servicing Fees, Net on the Statement of Operations.
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
NOTE 6. INCOME TAXES
PFL incurred no income tax provision for the year ended December 31, 2021 and 2020. PFL is a U.S. disregarded entity and its income and loss are included in the income tax reporting of its parent, PMI. Since PMI is in a taxable loss position, is not currently subject to income taxes, and has fully reserved against its deferred tax asset, the net effective tax rate for PFL is 0%.
NOTE 7. FAIR VALUE OF ASSETS AND LIABILITIES
PFL has elected to record certain financial instruments at fair value on the balance sheet. PFL classifies Borrower Loans, Loans Held for Sale and Notes as financial instruments and assesses their fair value on a quarterly basis for financial statement presentation purposes. Gains and losses on these financial instruments are shown separately on the Consolidated Statements of Operations.
As of December 31, 2021 and 2020, the discounted cash flow methodology used to estimate the Note fair values used the same projected cash flows as the related Borrower Loans. As demonstrated in the following table, the fair value adjustments for Borrower Loans were largely offset by the fair value adjustments of the Notes due to the borrower payment dependent design of the Notes and because the principal balances of the Borrower Loans approximated the principal balances of the Notes.
For a description of the fair value hierarchy and PFL’s fair value methodologies, see Note 2 - Summary of Significant Accounting Policies. PFL did not transfer any assets or liabilities in or out of Level 3 during the year ended December 31, 2021 and 2020.
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

The following tables present the fair value hierarchy for assets and liabilities measured at fair value (in thousands):

December 31, 2021	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Borrower Loans, at Fair Value	$—	$—	$267,626	$267,626
Servicing Assets	—	—	9,796	9,796
Total Assets	$—	$—	$277,422	$277,422
Liabilities:
Notes, at Fair Value	$—	$—	$265,985	$265,985
Loan Trailing Fee Liability*	—	—	2,161	2,161
Total Liabilities	$—	$—	$268,146	$268,146

December 31, 2020	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Borrower Loans, at Fair Value	$—	$—	$209,670	$209,670
Servicing Assets	—	—	11,088	11,088
Total Assets	$—	$—	$220,758	$220,758
Liabilities:
Notes, at Fair Value	$—	$—	$208,379	$208,379
Loan Trailing Fee Liability*	—	—	2,233	2,233
Total Liabilities	$—	$—	$210,612	$210,612
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

Significant Unobservable Inputs
The following tables present quantitative information about the significant unobservable inputs used for PFL’s Level 3 fair value measurements at the dates presented:

	Range
Borrower Loans and Notes:	December 31, 2021			December 31, 2020
Discount rate	4.3%	—	13.9%	5.3%	—	16.1%
Default rate	2.0%	—	13.5%	2.6%	—	16.2%

	Range
Servicing Assets:	December 31, 2021			December 31, 2020
Discount rate	15.0%	—	25.0%	15.0%	—	25.0%
Default rate	1.5%	—	14.1%	1.9%	—	17.7%
Prepayment rate	10.2%	—	32.3%	12.4%	—	28.9%
Market servicing rate (1) (2)	0.648%	—	0.842%	0.625%	—	0.818%
(1) Servicing assets associated with loans enrolled in a relief program offered by the Company in response to the COVID-19 pandemic as of December 31, 2021 were measured using a market servicing rate assumption of 84.2 basis points. This rate was estimated using a multiplier consistent with observable market rates for other loan types, applied to the base market servicing rate assumption of 64.8 basis points.

(2) Excludes collection fees that would be passed on to a hypothetical third-party servicer. As of December 31, 2021 and 2020, the market rate for collection fees and non-sufficient fund fees was assumed to be 6 basis points and 7 basis points, respectively, for a weighted-average total market servicing rate of 70.8 basis points to 90.2 basis points and 69.5 basis points to 88.8 basis points, respectively.

	Range
Loan Trailing Fee Liability:	December 31, 2021			December 31, 2020
Discount rate	15.0%	—	25.0%	15.0%	—	25.0%
Default rate	1.5%	—	14.1%	1.9%	—	17.7%
Prepayment rate	10.2%	—	32.3%	12.4%	—	28.9%
Changes in Level 3 Fair Value Assets and Liabilities on a Recurring Basis
The following table presents additional information about Level 3 Loans Held for Sale, Borrower Loans, and Notes measured at fair value on a recurring basis for the year ended December 31, 2021 and 2020 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets		Liabilities
	Borrower Loans	Loans Held for Sale	Notes	Total
Fair value at January 1, 2020	$245,137	$—	$(244,171)	$966
Originations	133,644	1,338,082	(133,228)	1,338,498
Principal repayments	(147,361)	—	149,409	2,048
Borrower Loans sold to third parties	(2,547)	(1,338,082)	—	(1,340,629)
Other changes	7	—	(53)	(46)
Change in fair value	(19,210)	—	19,664	454
Fair value at December 31, 2020	$209,670	$—	$(208,379)	$1,291
Originations	232,000	1,712,705	(231,933)	1,712,772
Principal repayments	(171,286)	—	172,250	964
Borrower Loans sold to third parties	(1,422)	(1,712,705)	—	(1,714,127)
Other changes	(195)	—	166	(29)
Change in fair value	(1,141)	—	1,911	770
Fair value at December 31, 2021	$267,626	$—	$(265,985)	$1,641

The following table presents additional information about Level 3 Servicing Assets recorded at fair value (in thousands):

Servicing Assets
Fair value at January 1, 2020	$14,888
Additions	7,203
Change in fair value	(11,003)
Fair value at December 31, 2020	$11,088
Additions	9,020
Change in fair value	(10,312)
Fair value at December 31, 2021	$9,796
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
The following tables present additional information about Level 3 Loan Trailing Fee Liability measured at fair value on a recurring basis (in thousands):

Loan Trailing Fee Liability
Fair Value at January 1, 2020	$2,997
Issuances	1,349
Cash payment of Loan Trailing Fee	(2,421)
Change in fair value	308
Fair Value at December 31, 2020	$2,233
Issuances	1,775
Cash payment of Loan Trailing Fee	(2,100)
Change in fair value	253
Fair Value at December 31, 2021	$2,161

Significant Recurring Level 3 Fair Value Asset and Liability Input Sensitivity
Key economic assumptions are used to compute the fair value of Borrower Loans and Notes. The sensitivity of the current fair value to immediate changes in assumptions at December 31, 2021 and 2020 for Borrower Loans are presented in the following table (in thousands, except percentages):

Borrower Loans:	December 31, 2021	December 31, 2020
Fair value, using the following assumptions:	$267,626	$209,670
Weighted-average discount rate	5.76%	8.93%
Weighted-average default rate	10.70%	12.26%

Fair value resulting from:
100 basis point increase in discount rate	$265,104	$207,810
200 basis point increase in discount rate	$262,499	$205,994
Fair value resulting from:
100 basis point decrease in discount rate	$270,520	$211,575
200 basis point decrease in discount rate	$273,337	$213,527

Fair value resulting from:
100 basis point increase in default rate	$265,435	$207,594
200 basis point increase in default rate	$263,107	$205,528
Fair value resulting from:
100 basis point decrease in default rate	$270,133	$211,755
200 basis point decrease in default rate	$272,505	$213,851

Key economic assumptions are used to compute the fair value of Notes. The sensitivity of the fair value to immediate changes in assumptions at December 31, 2021 and 2020 for Notes funded through the Note Channel are presented in the following table (in thousands, except percentages):

Notes:	December 31, 2021	December 31, 2020
Fair value, using the following assumptions:	$265,985	$208,379
Weighted-average discount rate	5.76%	8.93%
Weighted-average default rate	10.70%	12.26%

Fair value resulting from:
100 basis point increase in discount rate	$263,326	$206,528
200 basis point increase in discount rate	$260,735	$204,720
Fair value resulting from:
100 basis point decrease in discount rate	$268,714	$210,274
200 basis point decrease in discount rate	$271,516	$212,217

Fair value resulting from:
100 basis point increase in default rate	$263,644	$206,304
200 basis point increase in default rate	$261,318	$204,238
Fair value resulting from:
100 basis point decrease in default rate	$268,340	$210,463
200 basis point decrease in default rate	$270,711	$212,558
Key economic assumptions are used to compute the fair value of Servicing Assets. The sensitivity of the current fair value to immediate changes in assumptions at December 31, 2021 and 2020 for Servicing Assets are presented in the following table (in thousands, except percentages):

Servicing Assets:	December 31, 2021	December 31, 2020
Fair value, using the following assumptions:	$9,796	$11,088
Weighted-average market servicing rate	0.650%	0.631%
Weighted-average prepayment rate	20.82%	19.84%
Weighted-average default rate	12.24%	12.78%

Fair value resulting from:
Market servicing rate increase of 0.025%	$9,171	$10,424
Market servicing rate decrease of 0.025%	$10,421	$11,752

Fair value resulting from:
Applying a 1.1 multiplier to prepayment rate	$9,580	$10,874
Applying a 0.9 multiplier to prepayment rate	$10,015	$11,304

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$9,667	$10,936
Applying a 0.9 multiplier to default rate	$9,926	$11,239
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
Pursuant to the Marketing Agreement Amendment, the marketing fee that PFL receives in connection with the origination of each loan is partially reduced by an amount (the “Designated Amount”) calculated as a percentage of the principal amount of such loan based on the aggregate principal amount of loans originated for the applicable month. To the extent the aggregate Designated Amount for all loans originated during any month is less than $143.5 thousand through February 1, 2022, and $100,000 thereafter through February 1, 2025, PFL is required to pay WebBank an amount equal to such deficiency. Accordingly, the minimum fee is $1.2 million for each year from 2022 through 2024, and $0.1 million in 2025.

Additionally, under the agreement with WebBank, PFL is required to maintain minimum net liquidity of $15 million at all times during the term of the agreement. Net liquidity is defined as the sum of Cash, Cash Equivalents and Available for Sale Investments. Violation of this covenant can result in termination of the contract with WebBank. As of December 31, 2021 the Company was in compliance with the covenant.
Loan Purchase Commitments
Under the terms of PFL's agreement with WebBank, PFL is committed to purchase $13.8 million of Borrower Loans that WebBank originated during the last two business days of the year ended December 31, 2021. PFL will purchase these Borrower Loans within the first two business days of the year ending December 31, 2022.
Repurchase Obligation
Under the terms of the loan purchase agreements between PFL and investors that participate in the Whole Loan Channel, PFL may, in certain circumstances, become obligated to repurchase a Borrower Loan from an investor. Generally, these circumstances include the occurrence of verifiable identity theft, the failure to properly follow loan listing or bidding protocols or a violation of the applicable federal, state or local lending laws. PFL recognizes a liability at fair value for the repurchase obligation when the Borrower Loans are sold. The fair value of the repurchase obligation is estimated based on historical experience. Repurchased Borrower Loans associated with violations of federal, state or local lending laws or verifiable identity theft are written off at the time of repurchase. The maximum potential amount of future payments associated under the repurchase obligation is the outstanding balances of the Borrower Loans sold through the Whole Loan channel, which at December 31, 2021 was $2.5 billion. PFL had accrued $0.3 million and $0.2 million as of December 31, 2021 and 2020 respectively in regard to this obligation.
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
PFL’s executive officers and directors who are not executive officers participate in its marketplace by placing bids and purchasing Notes. The aggregate amount of the Notes purchased and the income earned by parties deemed to be related parties of PFL for the years ended December 31, 2021 and 2020 are summarized below (in thousands):

	Aggregate Amount of Notes Purchased for the Year Ended December 31,		Interest Earned on Notes for the Year Ended December 31,
	2021	2020	2021	2020
Executive officers and management	$35	$28	$7	$6
Directors (excluding executive officers and management)	—	—	—	—
Total	$35	$28	$7	$6

The balance of Notes held by officers and directors who are not executive officers are as follows (in thousands):

	Notes Balance as of
	December 31, 2021	December 31, 2020
Executive officers and management	$41	$41
Directors (excluding executive officers and management)	—	—
Total	$41	$41

NOTE 10. SIGNIFICANT CONCENTRATIONS
PFL is dependent on third party funding sources such as banks, asset managers, and investment funds to provide the funds to allow WebBank to originate Borrower Loans that the third party funding sources will later purchase. Of all Borrower Loans originated in the year ended December 31, 2021, one individual party purchased 26.7% of such loans, and PMI’s Warehouse VIEs purchased 12.6% of such loans. For the year ended December 31, 2020, two individual parties purchased 21.4% and 14.3% of such loans, respectively, and PMI’s Warehouse VIEs purchased 18.2% of such loans. These purchases reflect that a significant portion of PFL’s business is dependent on funding through the Whole Loan Channel, through which 88% and 91% of Borrower Loans were originated in the years ended December 31, 2021 and 2020, respectively.

EXHIBIT INDEX

Exhibit Number	Description

2.1	Asset Transfer Agreement, dated January 22, 2013, between Prosper Marketplace, Inc. and Prosper Funding LLC (incorporated by reference to Exhibit 2.1 of PMI and PFL’s Current Report on Form 8-K, filed on January 28, 2013)

2.2	Agreement and Plan of Merger dated as of January 23, 2015 by and among Prosper Marketplace, Inc., American HealthCare Lending, LLC (“AHL”), Prosper Healthcare Lending, LLC and Shaun Sorensen, solely in his capacity as agent for AHL’s members and option holders (incorporated by reference to Exhibit 2.1 of PMI’s Current Report on Form 8-K, filed on January 27, 2015)

2.3	Agreement and Plan of Merger, dated as of September 23, 2015, by and among Prosper Marketplace, Inc., BillGuard, Inc., Beach Merger Sub, Inc. and Shareholder Representative Services LLC, solely in its capacity as the Stockholders’ Representative (incorporated by reference to Exhibit 2.1 of PMI’s Current Report on Form 8-K, filed on October 15, 2015)

2.4	Asset Transfer Agreement, dated August 17, 2021, between Prosper Marketplace, Inc. and Prosper Funding LLC (1)(2)

3.1	Fifth Amended and Restated Limited Liability Company Agreement of Prosper Funding LLC, dated October 21, 2013 (incorporated by reference to Exhibit 3.1 of Post-Effective Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-179941), filed on October 23, 2013 by PFL and PMI)

3.2	Amended and Restated Certificate of Incorporation of PMI, as further amended on October 15, 2018 (incorporated by reference to Exhibit 3.2 of PMI and PFL’s Quarterly Report on Form 10-Q, filed on November 14, 2018)

3.3	Certificate of Formation of Prosper Funding LLC (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1/A, filed April 23, 2012 by PFL)

3.4
Bylaws of Prosper Marketplace, Inc., dated March 22, 2005, as amended by Amendment No. 1 dated February 15, 2016 and Amendment No. 2 dated May 19, 2020 (incorporated by reference to Exhibit 3.4 of PMI’s and PFL’s Quarterly Report on Form 10-Q (File No. 333-225797), filed August 14, 2020)

4.1	Form of PFL Borrower Payment Dependent Note (included as Exhibit A in Exhibit 4.5)

4.2	Form of PMI Borrower Payment Dependent Note (included as Exhibit A in Exhibit 4.4)

4.3	Supplemental Indenture, dated January 22, 2013, between Prosper Marketplace, Inc., Prosper Funding LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 of PMI and PFL’s Current Report on Form 8-K, filed on January 28, 2013)

4.4	Indenture, dated June 15, 2009, between Prosper Marketplace, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 of Pre-Effective Amendment No. 5 to PMI’s Registration Statement on Form S-1 (File No. 333-147019), filed on June 26, 2009)

4.5	Amended and Restated Indenture, dated January 22, 2013, between Prosper Funding LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 of PMI and PFL’s Current Report on Form 8-K, filed on January 28, 2013)

4.6	First Supplemental Indenture, dated May 10, 2013, between Prosper Funding LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 of PMI and PFL's Quarterly Report on Form 10-Q, filed on August 14, 2013)

10.1	Form of PFL Borrower Registration Agreement (2)

10.2	Form of PFL Investor Registration Agreement (incorporated by reference to Exhibit 10.2 of PMI and PFL’s Annual Report on Form 10-K filed on March 20, 2020)

10.3	Asset Sale Agreement, dated July 1, 2016, between PFL and WebBank (incorporated by reference to Exhibit 10.1 of PMI and PFL’s Current Report on Form 8-K/A, filed on March 7, 2017) (1)

10.4	First Amendment to Asset Sale Agreement, dated October 7, 2016, between PFL and WebBank (incorporated by reference to Exhibit 10.1 of PMI and PFL's Current Report on Form 8-K/A, filed on April 22, 2019) (1)

10.5	Second Amendment to Asset Sale Agreement, dated March 27, 2017, between PFL and WebBank (incorporated by reference to Exhibit 10.2 of PMI and PFL's Current Report on Form 8-K/A, filed on April 22, 2019) (1)

Exhibit Number	Description

10.6	Third Amendment to Asset Sale Agreement, dated February 1, 2019, between PFL and WebBank (incorporated by reference to Exhibit 10.1 of PMI and PFL's Current Report on Form 8-K/A, filed on April 24, 2019)

10.7	Fourth Amendment to Asset Sale Agreement, dated November 9, 2020, between PFL and WebBank (incorporated by reference to Exhibit 10.7 of PMI and PFL's Quarterly Report on Form 10-Q, filed on November 12, 2020)

10.8	Fifth Amendment to Asset Sale Agreement, dated June 25, 2021, between PFL and WebBank (incorporated by reference to Exhibit 10.1 of PMI and PFL's Current Report on Form 8-K/A, filed on July 1, 2021) (1)

10.09	Marketing Agreement, dated July 1, 2016, between PMI and WebBank (incorporated by reference to Exhibit 10.2 of PMI and PFL’s Current Report on Form 8-K/A, filed on March 7, 2017) (1)

10.10
First Amendment to Marketing Agreement, dated October 7, 2016, between PMI and WebBank (incorporated by reference to Exhibit 10.3 of PMI and PFL's Current Report on Form 8-K/A, filed on April 22, 2019) (1)

10.11	Second Amendment to Marketing Agreement, dated November 17, 2017, between PMI and WebBank (incorporated by reference to Exhibit 10.4 of PMI and PFL's Current Report on Form 8-K/A, filed on April 22, 2019) (1)

10.12	Third Amendment to Marketing Agreement, dated February 1, 2019, between PMI and WebBank (incorporated by reference to Exhibit 10.2 of PMI and PFL's Current Report on Form 8-K/A, filed on April 24, 2019) (1)

10.13	Fourth Amendment to Marketing Agreement, dated September 21, 2020, between PMI and WebBank (incorporated by reference to Exhibit 10.5 of PMI and PFL's Quarterly Report on Form 10-Q, filed on November 12, 2020) (1)

10.14	Fifth Amendment to Marketing Agreement, dated November 9, 2020, between PMI and WebBank (incorporated by reference to Exhibit 10.6 of PMI and PFL's Quarterly Report on Form 10-Q, filed on November 12, 2020) (1)

10.15	Sixth Amendment to Marketing Agreement, dated June 25, 2021, between PMI and WebBank (incorporated by reference to Exhibit 10.2 of PMI and PFL's Current Report on Form 8-K/A, filed on July 1, 2021) (1)

10.16	Administration Agreement, effective as of February 1, 2013, between Prosper Funding LLC and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.1 of PMI and PFL’s Current Report on Form 8-K, filed on January 28, 2013)

10.17	Amendment No. 1 to Administration Agreement, dated as of January 1, 2014, between Prosper Funding LLC and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.1 of PMI and PFL’s Current Report on Form 10-Q filed on May 14, 2014)

10.18	Amendment No. 2 to Administration Agreement, dated as of January 1, 2015, between Prosper Funding LLC and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.7 of PMI and PFL’s Annual Report on Form 10-K filed on April 6, 2015)

10.19
Amendment No. 3 to Administration Agreement, dated as of November 8, 2016 and made effective as of July 1, 2016, between Prosper Funding LLC and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.8 of PMI and PFL's Annual Report on Form 10-K, filed on March 20, 2017)

10.20
Amendment No. 4 to Administration Agreement, dated as of January 25, 2018, between Prosper Funding LLC and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.32 of PMI and PFL's Annual Report on Form 10-K, filed on March 26, 2018)

10.21	Amendment No. 5 to Administration Agreement, dated as of November 12, 2018 and made effective as of October 1, 2018, between Prosper Funding LLC and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.16 of PMI and PFL's Annual Report on Form 10-K, filed on March 29, 2019)

10.22	Amendment No. 6 to Administration Agreement, dated as of May 12, 2021, between Prosper Funding LLC and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.3 of PMI and PFL's Quarterly Report on Form 10-Q, filed on May 13, 2021)

Exhibit Number	Description

10.23	Services and Indemnity Agreement, dated March 1, 2012, among Global Securitization Services, LLC, Kevin Burns, Bernard Angelo, Prosper Marketplace, Inc. and Prosper Funding LLC (incorporated by reference to Exhibit 10.8 of Pre-Effective Amendment No. 3 to PFL and PMI’s Registration Statement on Form S-1 (File Nos. 333-179941 and 333-179941-01), filed on November 21, 2012) (3)

10.24	Second Amended and Restated Loan Sale Agreement, dated January 25, 2013, among WebBank, Prosper Marketplace, Inc. and Prosper Funding LLC (incorporated by reference to Exhibit 10.5 of PMI and PFL’s Current Report on Form 8-K, filed on January 28, 2013) (1)

10.25	Second Amendment to Second Amended and Restated Loan Sale Agreement, dated October 27, 2015, between PMI, PFL and WebBank (incorporated by reference to Exhibit 10.2 of PMI and PFL’s Quarterly Report on Form 10-Q, filed on November 9, 2015)

10.26	Second Amended and Restated Loan Account Program Agreement, dated January 25, 2013, between WebBank and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.6 of PMI and PFL’s Current Report on Form 8-K, filed on January 28, 2013) (1)

10.27	Stand By Loan Purchase Agreement, dated January 25, 2013, between WebBank and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.7 of PMI and PFL’s Current Report on Form 8-K, filed on January 28, 2013) (1)

10.28	Stand By Purchase Agreement, dated July 1, 2016, between WebBank and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.3 of PMI and PFL’s Current Report on Form 8-K, filed on July 8, 2016) (1)

10.29	First Amendment to Stand By Purchase Agreement, dated February 1, 2019, between WebBank and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.3 of PMI and PFL's Current Report on Form 8-K/A, filed on April 24, 2019) (1)

10.30
Second Amendment to Stand By Purchase Agreement, dated November 9, 2020, between WebBank and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.8 of PMI and PFL's Quarterly Report on Form 10-Q, filed on November 12, 2020) (1)

10.31
Third Amendment to Stand By Purchase Agreement, dated June 25, 2021, between WebBank and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.3 of PMI and PFL's Current Report on Form 8-K/A, filed on July 1, 2021) (1)

10.32	Director Indemnification Agreement, dated January 15, 2013, between Prosper Marketplace, Inc. and Patrick (Pat) Grady (incorporated by reference to Exhibit 10.20 of PMI and PFL’s Annual Report on Form 10-K, filed on March 31, 2014) (3)

10.33	Form of Indemnification Agreement for PMI’s directors (other than Patrick Grady), officers and key employees (incorporated by reference to Exhibit 10.21 of PMI and PFL's Annual Report on Form 10-K, filed on March 18, 2016) (3)

10.34
Back-Up Servicing Agreement (Note Channel), dated as of February 24, 2017, among Prosper Funding LLC, Prosper Marketplace, Inc., and Vervent, Inc. (f/k/a First Associates Loan Servicing, LLC) (incorporated by reference to Exhibit 10.10 of PMI and PFL’s Quarterly Report on Form 10-Q, filed on May 15, 2017) (1)

10.35	Amended and Restated Services and Indemnity Agreement, dated May 30, 2013, between Prosper Funding LLC, Prosper Marketplace, Inc., Global Securitization Services, LLC, Bernard J. Angelo and David V. DeAngelis (incorporated by reference to Exhibit 10.1 of PMI and PFL’s Current Report on Form 8-K, filed on June 5, 2013) (3)

10.36	Amended and Restated Prosper Marketplace, Inc. 2005 Stock Plan (incorporated by reference to Exhibit 4.2 of PMI’s Registration Statement on Form S-8 filed on May 29, 2014) (3)

10.37	Prosper Marketplace, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 of PMI’s Registration Statement on Form S-8 filed on May 12, 2015) (3)

10.38	Amendment No. 1 to Prosper Marketplace, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 of PMI’s Registration Statement on Form S-8 filed on April 13, 2016) (3)

10.39	Amendment No. 2 to Prosper Marketplace, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 of PMI’s Registration Statement on Form S-8 filed on August 15, 2016) (3)

10.40	Amendment No. 3 to Prosper Marketplace, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 of PMI’s Registration Statement on Form S-8 filed on March 26, 2018) (3)

Exhibit Number	Description

10.41	Form of Stock Option Agreement under the Prosper Marketplace, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.29 of PMI and PFL’s Annual Report on Form 10-K, filed on March 18, 2016) (3)

10.42	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the Prosper Marketplace, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.30 of PMI and PFL’s Annual Report on Form 10-K, filed on March 18, 2016) (3)
10.43	Prosper Marketplace, Inc. Eligible Employee Retention Plan, adopted as of November 6, 2020 (incorporated by reference to Exhibit 10.2 of PMI and PFL's Quarterly Report on Form 10-Q, filed on November 12, 2020) (3)

10.44	Prosper Marketplace, Inc. Long-Term Cash Incentive Plan, effective November 5, 2020 (incorporated by reference to Exhibit 10.3 of PMI and PFL's Quarterly Report on Form 10-Q, filed on November 12, 2020) (3)

10.45	First Amendment to Prosper Marketplace, Inc. Long-Term Cash Incentive Plan, effective May 11, 2021 (incorporated by reference to Exhibit 10.2 of PMI and PFL's Quarterly Report on Form 10-Q, filed on May 13, 2021) (3)

10.46	Form of Prosper Marketplace, Inc. Severance and Change in Control Agreement (incorporated by reference to Exhibit 10.4 of PMI and PFL's Quarterly Report on Form 10-Q, filed on November 12, 2020) (3)

10.47
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 28th day of March 2022.

PROSPER MARKETPLACE, INC.

By:	/s/ David Kimball
David Kimball
Chief Executive Officer (Principal Executive Officer); Chairman of the Board
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Usama Ashraf and Edward R. Buell III, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agents full power and authority to do and perform each and every act in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or either of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ David Kimball	Chief Executive Officer (Principal Executive Officer); Chairman of the Board	March 28, 2022
David Kimball

/s/ Usama Ashraf	President and Chief Financial Officer (Principal Financial Officer)	March 28, 2022
Usama Ashraf

*	Director	March 28, 2022
Claire A. Huang

*	Director	March 28, 2022
Thomas R. Kearney

*	Director	March 28, 2022
Peter J. deSilva

*By: /s/ Edward R. Buell III		March 28, 2022
Edward R. Buell III
Attorney-in-Fact

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 28th day of March 2022.

PROSPER FUNDING LLC

By:	/s/ David Kimball
David Kimball
Chief Executive Officer (Principal Executive Officer); Director
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Usama Ashraf and Edward R. Buell III, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agents full power and authority to do and perform each and every act in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or either of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title

/s/ David Kimball	Chief Executive Officer (Principal Executive Officer); Director	March 28, 2022
David Kimball

/s/ Usama Ashraf	President, Chief Financial Officer and Treasurer (Principal Financial Officer); Director	March 28, 2022
Usama Ashraf

/s/ Bernard J. Angelo	Director	March 28, 2022
Bernard J. Angelo

/s/ David V. DeAngelis	Director	March 28, 2022
David V. DeAngelis