Form 10-Q
period 2022-03-31
PROSPER MARKETPLACE, INC; Prosper Funding LLC
filed 2022-05-12
CIK 1416265, 1542574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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
As of May 9, 2022, there were 72,540,737 shares of Prosper Marketplace, Inc. common stock outstanding. Prosper Funding LLC does not have any common stock outstanding.
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
There may be other factors that may cause actual results to differ materially from the forward-looking statements in this Quarterly Report on Form 10-Q. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them does occur, what impact they will have on our results of operations and financial condition. You should carefully read the factors described in the “Risk Factors” sections of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2021 for a description of certain risks that could, among other things, cause our actual results to differ from these forward-looking statements.
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

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Prosper Marketplace, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except for share and per share amounts)

	March 31, 2022	December 31, 2021
Assets:
Cash and Cash Equivalents	$52,618	$67,700
Restricted Cash (1)	167,030	167,925
Accounts Receivable (1)	2,473	1,054
Loans Held for Sale, at Fair Value (1)	284,123	243,170
Borrower Loans, at Fair Value (1)	281,624	267,626
Property and Equipment, Net	29,204	29,714
Prepaid and Other Assets (1)	7,269	6,238
Servicing Assets	8,680	8,761
Goodwill	36,368	36,368
Intangible Assets, Net	294	328
Total Assets	$869,683	$828,884
Liabilities, Convertible Preferred Stock and Stockholders' Deficit:
Accounts Payable and Accrued Liabilities	$22,124	$25,790
Payable to Investors	150,430	152,794
Notes, at Fair Value	280,674	265,985
Warehouse Lines (1)	247,212	209,275
Other Liabilities	14,533	23,900
Convertible Preferred Stock Warrant Liability	217,530	250,941
Total Liabilities	$932,503	$928,685
Commitments and Contingencies (Note 16)
Convertible Preferred Stock – $0.01 par value; 444,760,848 shares authorized as of March 31, 2022 and December 31, 2021; 209,613,570 issued and outstanding as of March 31, 2022 and December 31, 2021. Aggregate liquidation preference of $370,456 as of March 31, 2022 and December 31, 2021.	$322,748	$322,748
Less: Convertible Preferred Stock Held by Consolidated VIE (Note 12), 51,247,915 shares issued and outstanding as of March 31, 2022 and December 31, 2021	(2,381)	(2,381)
Stockholders' Deficit:
Common Stock – $0.01 par value; 625,000,000 shares authorized; 73,429,796 shares issued and 72,493,861 shares outstanding, as of March 31, 2022; 73,089,929 shares issued and 72,153,994 shares outstanding, as of December 31, 2021	249	245
Additional Paid-In Capital	157,601	157,256
Less: Treasury Stock	(23,417)	(23,417)
Accumulated Deficit	(517,620)	(554,252)
Total Stockholders' Deficit	$(383,187)	$(420,168)
Total Liabilities, Convertible Preferred Stock and Stockholders' Deficit	$869,683	$828,884
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

Note 10, Debt, to our Notes to Condensed Consolidated Financial Statements for additional information.

	March 31, 2022	December 31, 2021
Assets of consolidated VIEs, included in total assets above:
Restricted Cash	$5,643	$5,128
Loans Held for Sale, at Fair Value	284,123	243,170
Prepaid and Other Assets	3,023	2,846
Total assets of consolidated variable interest entities	$292,789	$251,144
Liabilities of consolidated VIEs, included in total liabilities above:
Warehouse Lines	$247,212	$209,275
Total liabilities of consolidated variable interest entities	$247,212	$209,275

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Marketplace, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except for share and per share amounts)

	Three Months Ended March 31,
	2022	2021
Revenues:
Operating Revenues:
Transaction Fees, Net	$26,487	$20,830
Servicing Fees, Net	4,208	3,414
Gain on Sale of Borrower Loans	1,679	1,623
Other Revenue	2,647	527
Total Operating Revenues	35,021	26,394
Interest Income (Expense):
Interest Income on Borrower Loans and Loans Held for Sale	18,083	21,898
Interest Expense on Financial Instruments	(11,769)	(12,925)
Total Interest Income, Net	6,314	8,973
Change in Fair Value of Financial Instruments, Net	(2,708)	(2,251)
Total Net Revenue	38,627	33,116
Expenses:
Origination and Servicing	11,200	8,374
Sales and Marketing	13,684	7,722
General and Administrative	19,293	17,644
Change in Fair Value of Convertible Preferred Stock Warrants	(33,411)	44,431
Gain on Forgiveness of PPP Loan (Note 10)	(8,604)	—
Other Income, Net	(187)	(187)
Total Expenses	1,975	77,984
Net Income (Loss) Before Taxes	36,652	(44,868)
Income Tax Expense	(20)	(21)
Net Income (Loss)	$36,632	$(44,889)
Less: Net Income Allocated to Participating Securities	(24,683)	—
Net Income (Loss) Attributable to Common Stockholders	$11,949	$(44,889)
Net Income (Loss) Per Share – Basic	$0.17	$(0.65)
Net Income (Loss) Per Share – Diluted	$0.03	$(0.65)
Weighted Average Shares – Basic	72,311,451	69,344,075
Weighted Average Shares – Diluted	349,047,468	69,344,075

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Marketplace, Inc.
Condensed Consolidated Statements of Other Comprehensive Income (Loss) (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2022	2021
Net Income (Loss)	$36,632	$(44,889)
Other Comprehensive Income (Loss), Before Tax:
Other Comprehensive Income (Loss), Before Tax	—	—
Other Comprehensive Income (Loss), Net of Tax:	—	—
Comprehensive Income (Loss), Net of Tax	$36,632	$(44,889)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Marketplace, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit (Unaudited)
(in thousands, except for share amounts)

	Convertible Preferred Stock		Convertible Preferred Stock Held by Consolidated VIE		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2022	209,613,570	$322,748	(51,247,915)	$(2,381)	77,331,229	$245	(5,177,235)	$(23,417)	$157,256	$(554,252)	$(420,168)
Exercise of vested stock options	—	—	—	—	339,867	4	—	—	4	—	8
Stock-based compensation expense	—	—	—	—	—	—	—	—	341	—	341
Net income	—	—	—	—	—	—	—	—	—	36,632	36,632
Balance as of March 31, 2022	209,613,570	$322,748	(51,247,915)	$(2,381)	77,671,096	$249	(5,177,235)	$(23,417)	$157,601	$(517,620)	$(383,187)

	Convertible Preferred Stock		Convertible Preferred Stock Held by Consolidated VIE		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2021	209,613,570	$322,748	(51,247,915)	$(2,381)	74,316,607	$215	(5,177,235)	$(23,417)	$155,952	$(415,911)	$(283,161)
Exercise of vested stock options	—	—	—	—	1,624,461	17	—	—	17	—	34
Stock-based compensation expense	—	—	—	—	—	—	—	—	353	—	353
Net loss	—	—	—	—	—	—	—	—	—	(44,889)	(44,889)
Balance as of March 31, 2021	209,613,570	$322,748	(51,247,915)	$(51,248)	75,941,068	$232	(5,177,235)	$(23,417)	$156,322	$(460,800)	$(327,663)
The accompanying notes are an integral part of these consolidated financial statements.

Prosper Marketplace, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from Operating Activities:
Net Income (Loss)	$36,632	$(44,889)
Adjustments to Reconcile Net Loss to Net Cash (Used in) Provided by Operating Activities:
Change in Fair Value of Financial Instruments, Net	2,708	2,250
Depreciation and Amortization	2,693	2,246
Amortization of Operating Lease Right-of-use Asset	975	856
Gain on Sales of Borrower Loans	(1,981)	(2,019)
Change in Fair Value of Servicing Rights	2,250	2,013
Stock-Based Compensation Expense	295	319
Change in Fair Value of Convertible Preferred Stock Warrants	(33,411)	44,431
Gain on Forgiveness of PPP Loan	(8,604)	—
Other, Net	(247)	882
Changes in Operating Assets and Liabilities:
Purchase of Loans Held for Sale at Fair Value	(489,322)	(406,234)
Proceeds from Sales and Principal Payments of Loans Held for Sale at Fair Value	445,724	450,897
Accounts Receivable	(1,419)	(117)
Prepaid and Other Assets	(642)	226
Accounts Payable and Accrued Liabilities	(2,972)	(889)
Payable to Investors	(2,364)	3,654
Other Liabilities	(955)	(1,086)
Net Cash (Used in) Provided by Operating Activities	(50,640)	52,540
Cash Flows from Investing Activities:
Purchase of Borrower Loans Held at Fair Value	(66,894)	(48,958)
Proceeds from Sales and Principal Payments of Borrower Loans Held at Fair Value	48,545	65,201
Purchases of Property and Equipment	(3,772)	(3,092)
Net Cash (Used in) Provided by Investing Activities	(22,121)	13,151
Cash Flows from Financing Activities:
Proceeds from Issuance of Notes Held at Fair Value	67,729	49,861
Payments of Notes Held at Fair Value	(48,753)	(39,788)
Principal Payments on Notes Issued by Securitization Trust	—	(32,491)
Principal Payments on Certificates Issued by Securitization Trust	—	(5,485)
Proceeds from Warehouse Lines	37,800	30,750
Principal Payments on Warehouse Lines	—	(59,900)
Payments of Debt Issuance Costs	—	(1,270)
Proceeds from Exercise of Stock Options	8	34
Net Cash Provided by (Used in) Financing Activities	56,784	(58,289)
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(15,977)	7,402
Cash, Cash Equivalents and Restricted Cash at Beginning of the Period	235,625	213,868
Cash, Cash Equivalents and Restricted Cash at End of the Period	$219,648	$221,270

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$11,472	$12,370
Non-Cash Investing Activity- Accrual for Property and Equipment, Net	277	144
Non-Cash Financing Activity - Forgiveness of PPP Loan	8,604	—

	Three Months Ended March 31,
	2022	2021

Reconciliation to Amounts on Consolidated Balance Sheets:
Cash and Cash Equivalents	$52,618	$53,129
Restricted Cash	167,030	168,141
Total Cash, Cash Equivalents and Restricted Cash	$219,648	$221,270

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
The unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and disclosure requirements for interim financial information and the requirements of Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2021. The balance sheet at December 31, 2021 has been derived from the audited financial statements at that date. Management believes these unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.
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
2. Summary of Significant Accounting Policies
Prosper’s significant accounting policies are included in Note 2, Summary of Significant Accounting Policies, in Prosper’s Annual Report on Form 10-K for the year ended December 31, 2021. There have been no changes to these accounting policies during the first three months of 2022, except as those related to our Credit Card product, as described below.
Fair Value Measurements
Financial instruments measured at fair value consist principally of Borrower Loans, Loans Held for Sale, Servicing Assets, Credit Card derivative asset (Note 5), Loan Trailing Fee Liabilities (Note 9), Notes and Convertible Preferred Stock Warrant Liability (Note 12). The estimated fair values of other financial instruments, including Cash and Cash Equivalents, Restricted Cash, Accounts Receivable, Accounts Payable and Accrued Liabilities, and Payable to Investors approximate their carrying values because of their short-term nature. The estimated fair values of the Warehouse Lines (Note 10) do not approximate their carrying values due primarily to differences in the stated and market rates associated with these instruments.
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
Prosper has elected the fair value option for Borrower Loans, Loans Held for Sale and Notes. Changes in fair value of Borrower Loans funded through the Note Channel are largely offset by the changes in fair value of Notes due to the borrower payment-dependent design of the Notes. Changes in fair value of Loans Held for Sale are recorded through Proper's earnings and Prosper collects interest on Loans Held for Sale. Changes in the fair values of Borrower Loans, Loans Held for Sale and Notes are included in “Change in Fair Value of Financial Instruments, Net” on the accompanying condensed consolidated statements of operations.
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
Credit Card
In December 2021, the Company launched its Prosper Card product in partnership with Coastal Community Bank (“Coastal”), through which eligible consumers are extended unsecured credit through Prosper-branded Credit Cards. In accordance with the related Program Agreement between Prosper and Coastal, the receivables associated with these Credit Cards are maintained on the balance sheet of Coastal. Customer accounts are then randomly designated as either Prosper Allocations or Coastal Allocations on an approximate 90% to 10% split, respectively. Each party receives 100% of the interest income and is responsible for the credit losses on its allocated customer accounts.
The Company evaluated the terms of the Program Agreement and determined that it contained features that met the definition of derivatives under Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging.. As a result, these features have been bifurcated and separately valued as a single, compound derivative (“Credit Card derivative”) that is included in “Prepaid and Other Assets” on the accompanying condensed consolidated balance sheets. Income from Prosper Allocations and changes in the fair value of the Credit Card derivative are included in “Other Revenues” on the accompanying condensed consolidated statements of operations.
Prosper primarily uses a discounted cash flow model to estimate the fair value of the Credit Card derivative asset. The key assumptions used in the valuation include default and prepayment rates derived primarily from relevant market data, and discount rates primarily based on current market yields of securitized credit card collateral transactions.
Refer to Note 5, Credit Card, for additional details on revenues and expenses related to the Prosper Card product.
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
3. Property and Equipment, Net
Property and Equipment consists of the following at the dates presented (in thousands):

	March 31, 2022	December 31, 2021
Internal-use software and website development costs	$44,379	$41,816
Operating lease right-of-use assets	17,485	17,485
Computer equipment	15,468	15,090
Leasehold improvements	7,167	7,167
Office equipment and furniture	2,961	2,961
Assets not yet placed in service	4,624	5,224
Property and equipment	92,084	89,743
Less: Accumulated depreciation and amortization	(62,880)	(60,029)
Total Property and Equipment, Net	$29,204	$29,714
Depreciation and amortization expense for Property and Equipment, Net for the three months ended March 31, 2022 and March 31, 2021 was $2.7 million and $2.2 million, respectively. These charges are included in General and Administrative expenses on the condensed consolidated statements of operations. PMI capitalized internal-use software and website development costs in the amount of $2.7 million and $2.0 million for the three months ended March 31, 2022 and March 31, 2021, respectively. Additionally, disclosures around the operating lease right-of-use assets are included in Note 15.

4. Borrower Loans, Loans Held for Sale and Notes, at Fair Value
The aggregate principal balances outstanding and fair values of Borrower Loans, Loans Held for Sale, and Notes as of March 31, 2022 and December 31, 2021, are presented in the following table (in thousands):

	Borrower Loans		Loans Held for Sale		Notes
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Aggregate principal balance outstanding	$281,004	$265,232	$283,901	$242,278	$283,732	$267,415
Fair value adjustments	620	2,394	222	892	(3,058)	(1,430)
Fair value	$281,624	$267,626	$284,123	$243,170	$280,674	$265,985
Borrower Loans
As of March 31, 2022, outstanding Borrower Loans had original terms to maturity of either 36 or 60 months, had monthly payments with fixed interest rates ranging from 5.31% to 31.82%, and had various original maturity dates through March 2027. As of December 31, 2021, outstanding Borrower Loans had original terms to maturity of either 36 or 60 months, had monthly payments with fixed interest rates ranging from 5.31% to 31.82%, and had various original maturity dates through December 2026.
As of March 31, 2022, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $1.2 million and a fair value of $0.1 million. As of December 31, 2021, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $0.9 million and a fair value of $0.1 million. Prosper places loans on non-accrual status when they are over 120 days past due. As of March 31, 2022 and December 31, 2021, Borrower Loans in non-accrual status had a fair value of $0.2 million and $0.1 million, respectively.
Loans Held for Sale
As of March 31, 2022, outstanding Loans Held for Sale had original terms to maturity of either 36 or 60 months, had monthly payments with fixed interest rates ranging from 5.31% to 31.82% and had various original maturity dates through March 2027. At December 31, 2021, outstanding Loans Held for Sale had original terms to maturity of either 36 or 60 months, had monthly payments with fixed interest rates ranging from 5.31% to 31.82% and had various original maturity dates through December 2026. Interest income earned on Loans Held for Sale by the Company was $8.1 million and $7.6 million for the three months ended March 31, 2022 and March 31, 2021, respectively.
As of March 31, 2022, Loans Held for Sale that were 90 days or more delinquent had an aggregate principal amount of $0.9 million and a fair value of $0.1 million. As of December 31, 2021, Loans Held for Sale that were 90 days or more delinquent had an aggregate principal amount of $0.8 million and a fair value of $0.1 million. Prosper places loans on non-accrual status when they are over 120 days past due. As of March 31, 2022 and December 31, 2021, Loans Held for Sale in non-accrual status had a fair value of $0.1 million (for both periods).
5. Credit Card
Prosper recognizes revenue from customer accounts designated as Prosper Allocations as well as gains and losses on the related Credit Card derivative. For the three months ended March 31, 2022, the Company recognized $1.1 million of revenue from outstanding Prosper Allocation balances and fair value changes on the Credit Card derivative, which is included in Other Revenues on the accompanying condensed consolidated statement of operations. The fair value of the Credit Card derivative asset was $0.9 million as of March 31, 2022, and is included in Prepaid and Other Assets on the accompanying condensed consolidated financial statements.
The Company also records revenue from various fees, including interchange fees, annual fees and late fees, net of a portion of the interchange fees that must be remitted to Coastal. For the three months ended March 31, 2022, these fees totaled $0.3 million and are included in Transaction Fees on the accompanying condensed consolidated statement of operations.
6. Servicing Assets
Prosper accounts for Servicing Assets at their estimated fair values with changes in fair values recorded in Servicing Fees. The initial asset or liability is recognized when Prosper sells Borrower Loans to unrelated third-party buyers through the Whole Loan Channel and the servicing rights are retained. The Servicing Assets are measured at fair value throughout the servicing period. The total gains recognized on the sale of such Borrower Loans for the three months ended March 31, 2022 and 2021 were $1.7 million and $1.6 million, respectively, recognized in Gain on Sale of Borrower Loans on the condensed consolidated statements of operations.

As of March 31, 2022, Borrower Loans that were sold but for which Prosper retained servicing rights had a total outstanding principal balance of $2.3 billion, original terms to maturity of either 36 or 60 months, monthly payments with fixed interest rates ranging from 5.31% to 31.82%, and various original maturity dates through March 2027. At December 31, 2021, Borrower Loans that were sold but for which Prosper retained servicing rights had a total outstanding principal balance of $2.3 billion, original terms to maturity of either 36 or 60 months, monthly payments with fixed interest rates ranging from 5.31% to 31.82%, and various original maturity dates through December 2026.
Contractually-specified servicing fees and ancillary fees totaling $6.7 million and $5.8 million for the three months ended March 31, 2022 and 2021, respectively, are included in the condensed consolidated statements of operations in Servicing Fees, Net.
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
Fair values of assets or liabilities are determined based on the fair value hierarchy, which requires an entity to maximize the use of quoted prices and observable inputs and to minimize the use of unobservable inputs when measuring fair value. Various valuation methodologies are utilized, depending on the nature of the financial instrument, including the use of market prices for identical or similar instruments, or discounted cash flow models. When possible, active and observable market data for identical or similar financial instruments are utilized. Alternatively, fair value is determined using assumptions that management believes a market participant would use in pricing the asset or liability. Prosper did not transfer any assets or liabilities in or out of Level 3 for the three months ended March 31, 2022 or March 31, 2021.
Financial Instruments Recorded at Fair Value
The fair value of the Borrower Loans, Loans Held for Sale, Notes, Servicing Rights and loan trailing fee liability are estimated using discounted cash flow methodologies based upon a set of valuation assumptions. The primary assumptions used in the discounted cash flow model include default and prepayment rates primarily derived from historical performance and discount rates applied to each credit grade based on the perceived credit risk of each credit grade.
The Convertible Preferred Stock Warrant Liability is valued using a Black-Scholes option pricing model. Refer to Note 12 for further details.

The following tables present the fair value hierarchy for assets and liabilities measured at fair value (in thousands):

March 31, 2022	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Loans Held for Sale at Fair Value	$—	$—	$284,123	$284,123
Borrower Loans, at Fair Value	—	—	281,624	281,624
LIBOR rate swaption (Note 10)	—	455	—	455
Servicing Assets	—	—	8,680	8,680
Credit card derivative (Note 5)	—	—	885	885
Total Assets	$—	$455	$575,312	$575,767
Liabilities:
Notes, at Fair Value	$—	$—	$280,674	$280,674
Convertible Preferred Stock Warrant Liability	—	—	217,530	217,530
Loan trailing fee liability (Note 9)	—	—	2,194	2,194
Total Liabilities	$—	$—	$500,398	$500,398

December 31, 2021	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Loans Held for Sale at Fair Value	$—	$—	$243,170	$243,170
Borrower Loans, at Fair Value	—	—	267,626	267,626
LIBOR rate swaption	—	66	—	66
Servicing Assets	—	—	8,761	8,761
Total Assets	$—	$66	$519,557	$519,623
Liabilities:
Notes, at Fair Value	$—	$—	$265,985	$265,985
Convertible Preferred Stock Warrant Liability	—	—	250,941	250,941
Loan trailing fee liability (Note 9)	—	—	2,161	2,161
Total Liabilities	$—	$—	$519,087	$519,087

As PMI’s Borrower Loans, Loans Held for Sale, Notes, Convertible Preferred Stock Warrant Liability, Servicing Assets, credit card derivative and loan trailing fee liability do not trade in an active market with readily observable prices, the Company uses significant unobservable inputs to measure the fair value of these assets and liabilities. Financial instruments are categorized in the Level 3 valuation hierarchy based on the significance of unobservable factors in the overall fair value measurement. These fair value estimates may also include observable, actively quoted components derived from external sources. As a result, gains and losses for assets and liabilities within the Level 3 category may include changes in fair value that were attributable to both observable and unobservable inputs. Prosper did not transfer any assets or liabilities in or out of Level 3 for the three months ended March 31, 2022 and March 31, 2021.

Significant Unobservable Inputs
The following tables present quantitative information about the ranges of significant unobservable inputs used for the Company’s Level 3 fair value measurements at March 31, 2022 and December 31, 2021:

Range
Borrower Loans, Loans Held for Sale and Notes:	March 31, 2022	December 31, 2021
Discount rate	4.2% - 12.7%	4.2% - 14.3%
Default rate	2.0% - 13.7%	2.0% - 14.1%

Range
Servicing Assets:	March 31, 2022	December 31, 2021
Discount rate	15.0% - 25.0%	15.0% - 25.0%
Default rate	1.5% - 18.9%	1.5% - 14.1%
Prepayment rate	6.3% - 32.6%	10.2% - 32.3%
Market servicing rate (1) (2)	0.648% - 0.842%	0.648% - 0.842%
(1) Servicing assets associated with loans enrolled in a relief program offered by the Company in response to the COVID-19 pandemic as of March 31, 2022 and December 31, 2021 were measured using a market servicing rate assumption of 84.2 basis points. This rate was estimated using a multiplier consistent with observable market rates for other loan types, applied to the base market servicing rate assumption of 64.8 basis points.
(2) Excludes collection fees that would be passed on to a hypothetical third-party servicer. As of March 31, 2022 and December 31, 2021, the market rate for collection fees and non-sufficient fund fees was assumed to be 6 basis points and 6 basis points, respectively, for a total market servicing rate range of 70.8 - 90.2 basis points and 70.8 - 90.2 basis points, respectively.

Range
Loan Trailing Fee Liability	March 31, 2022	December 31, 2021
Discount rate	15.0% - 25.0%	15.0% - 25.0%
Default rate	1.5% - 18.9%	1.5% - 14.1%
Prepayment rate	6.3% - 32.6%	10.2% - 32.3%

At March 31, 2022 and December 31, 2021, the discounted cash flow methodology used to estimate the Notes fair values used the same projected cash flows as the related Borrower Loans.
Changes in Level 3 Fair Value Assets and Liabilities on a Recurring Basis
The following tables present additional information about Level 3 Borrower Loans, Loans Held for Sale, Notes and Certificates Issued by Securitization Trust measured at fair value on a recurring basis (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets		Liabilities
	Borrower Loans	Loans Held For Sale	Notes	Total
Balance at January 1, 2022	$267,626	$243,170	$(265,985)	$244,811
Purchase of Borrower Loans/Issuance of Notes	66,894	489,322	(67,729)	488,487
Principal repayments	(48,210)	(39,446)	48,753	(38,903)
Borrower Loans sold to third parties	(335)	(406,278)	—	(406,613)
Other changes	62	280	46	388
Change in fair value	(4,413)	(2,925)	4,241	(3,097)
Balance at March 31, 2022	$281,624	$284,123	$(280,674)	$285,073

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets		Liabilities
	Borrower Loans	Loans Held for Sale	Notes	Certificates Issued by Securitization Trust	Total
Balance at January 1, 2021	$378,263	$274,621	$(208,379)	$(22,918)	$421,587
Purchase of Borrower Loans/Issuance of Notes	48,958	406,234	(49,861)	—	405,331
Principal repayments	(75,390)	(34,871)	39,788	5,485	(64,988)
Borrower Loans sold to third parties	(1,009)	(404,828)	—	—	(405,837)
Other changes	(669)	(135)	187	34	(583)
Change in fair value	948	(642)	(229)	(2,327)	(2,250)
Balance at March 31, 2021	$351,101	$240,379	$(218,494)	$(19,726)	$353,260

The following tables present additional information about Level 3 Servicing Assets measured at fair value on a recurring basis for the three month periods ending March 31, 2022 and 2021 (in thousands):

Servicing Assets
Fair Value at January 1, 2022	$8,761
Additions	1,981
Less: Changes in fair value	(2,062)
Fair Value at March 31, 2022	$8,680

Servicing Assets
Fair Value at January 1, 2021	$9,242
Additions	2,019
Less: Changes in fair value	(2,013)
Fair Value at March 31, 2021	$9,248

The following tables present additional information about the Level 3 Convertible Preferred Stock Warrant Liability measured at fair value on a recurring basis for the three month periods ending March 31, 2022 and 2021 (in thousands):

Convertible Preferred Stock Warrant Liability
Balance as of January 1, 2022	$250,941
Change in fair value	(33,411)
Balance as of March 31, 2022	$217,530

Convertible Preferred Stock Warrant Liability
Balance as of January 1, 2021	$112,319
Change in fair value	44,431
Balance as of March 31, 2021	$156,750
Loan Trailing Fee
The fair value of the Loan Trailing Fee represents the present value of the expected monthly Loan Trailing Fee payments, which takes into consideration certain assumptions related to expected prepayment rates and default rates using a discounted cash flow model. The assumptions used are the same as those used for the valuation of Servicing Assets, as described below.
The following tables present additional information about the Level 3 Loan Trailing Fee Liability measured at fair value on a recurring basis for the three month periods ending March 31, 2022 and 2021 (in thousands):

Loan Trailing Fee Liability
Balance at January 1, 2022	$2,161
Issuances	502
Cash Payment of Loan Trailing Fee	(510)
Change in Fair Value	41
Balance at March 31, 2022	$2,194

Loan Trailing Fee Liability
Balance at January 1, 2021	$2,233
Issuances	410
Cash Payment of Loan Trailing Fee	(544)
Change in Fair Value	90
Balance at March 31, 2021	$2,189
Significant Recurring Level 3 Fair Value Input Sensitivity
Key economic assumptions and the sensitivity of the fair value to immediate changes in those assumptions at March 31, 2022 and December 31, 2021 for Borrower Loans and Loans Held for Sale are presented in the following table (in thousands, except percentages).

Borrower Loans and Loans Held for Sale	March 31, 2022	December 31, 2021
Fair value, using the following assumptions:	$565,747	$510,796
Weighted-average discount rate	5.83%	5.64%
Weighted-average default rate	10.44%	10.08%

Fair value resulting from:
100 basis point increase in discount rate	$560,038	$505,732
200 basis point increase in discount rate	$554,475	$500,763
Fair value resulting from:
100 basis point decrease in discount rate	$571,607	$516,064
200 basis point decrease in discount rate	$577,624	$521,437

Fair value resulting from:
10 percent increase in default rate	$560,674	$506,362
20 percent increase in default rate	$555,637	$501,921
Fair value resulting from:
10 percent decrease in default rate	$570,851	$515,326
20 percent decrease in default rate	$575,986	$519,851

Key economic assumptions and the sensitivity of the fair value to immediate changes in those assumptions at March 31, 2022 and December 31, 2021 for Notes are presented in the following table (in thousands, except percentages).

Notes	March 31, 2022	December 31, 2021
Fair value, using the following assumptions:	$280,674	$265,985
Weighted-average discount rate	5.99%	5.76%
Weighted-average default rate	11.19%	10.70%

Fair value resulting from:
100 basis point increase in discount rate	$277,838	$263,326
200 basis point increase in discount rate	$275,074	$260,735
Fair value resulting from:
100 basis point decrease in discount rate	$283,586	$268,714
200 basis point decrease in discount rate	$286,576	$271,516

Fair value resulting from:
10 percent increase in default rate	$278,142	$263,644
20 percent increase in default rate	$275,628	$261,318
Fair value resulting from:
10 percent decrease in default rate	$283,223	$268,340
20 percent decrease in default rate	$285,786	$270,711

Key economic assumptions and the sensitivity of the fair value to immediate changes in those assumptions at March 31, 2022 and December 31, 2021 for Servicing Assets is presented in the following table (in thousands, except percentages).

Servicing Assets	March 31, 2022	December 31, 2021
Fair value, using the following assumptions	$8,680	$8,761
Weighted-average market servicing rate	0.650%	0.650%
Weighted-average prepayment rate	20.84%	20.82%
Weighted-average default rate	13.33%	12.54%

Fair value resulting from:
Market servicing rate increase of 0.025%	$8,124	$8,203
Market servicing rate decrease of 0.025%	$9,235	$9,320

Fair value resulting from:
Applying a 1.1 multiplier to prepayment rate	$8,484	$8,568
Applying a 0.9 multiplier to prepayment rate	$8,878	$8,957

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$8,558	$8,646
Applying a 0.9 multiplier to default rate	$8,801	$8,878

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
Assets and Liabilities Not Recorded at Fair Value
The following table presents the fair value hierarchy for assets, and liabilities not recorded at fair value (in thousands):

March 31, 2022	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Cash and Cash Equivalents	$52,618	$52,618	$—	$—	$52,618
Restricted Cash - Cash and Cash Equivalents	162,152	162,152	—	—	162,152
Restricted Cash - Certificates of Deposit	4,878	—	4,878	—	4,878
Accounts Receivable	2,473	—	2,473	—	2,473
Total Assets	$222,121	$214,770	$7,351	$—	$222,121
Liabilities:
Accounts Payable and Accrued Liabilities	$22,124	$—	$22,124	$—	$22,124
Payable to Investors	150,430	—	150,430	—	150,430
Warehouse Lines	247,212	—	247,477	—	247,477
Total Liabilities	$419,766	$—	$420,031	$—	$420,031

December 31, 2021	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Cash and Cash Equivalents	$67,700	$67,700	$—	$—	$67,700
Restricted Cash - Cash and Cash Equivalents	163,047	163,047	—	—	163,047
Restricted Cash - Certificates of Deposit	4,878	—	4,878	—	4,878
Accounts Receivable	1,054	—	1,054	—	1,054
Total Assets	$236,679	$230,747	$5,932	$—	$236,679
Liabilities:
Accounts Payable and Accrued Liabilities	$25,790	$—	$25,790	$—	$25,790
Payable to Investors	152,794	—	152,794	—	152,794
Warehouse Lines	209,275	—	211,177	—	211,177
Paycheck Protection Program loan (Note 10)	8,590	—	8,556	—	8,556
Total Liabilities	$396,449	$—	$398,317	$—	$398,317

The estimated fair values of Cash and Cash Equivalents, Restricted Cash, Accounts Receivable, Accounts Payable and Accrued Liabilities and Payable to Investors approximate their carrying values because of their short-term nature.
8. Goodwill and Other Intangible Assets, Net
Goodwill
Prosper’s goodwill balance of $36.4 million at December 31, 2021 did not change during the three months ended March 31, 2022. The Company recorded no goodwill impairment for the three months ended March 31, 2022 and 2021.
Other Intangible Assets
The following table presents the detail of other intangible assets subject to amortization as of the following date (dollars in thousands):

	March 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Remaining Useful Life (In Years)
Developed technology	$3,060	$(3,060)	$—	—
User base and customer relationships	5,050	(4,756)	294	3.1
Brand name	60	(60)	—	—
Total Intangible Assets subject to amortization	$8,170	$(7,876)	$294

Prosper’s intangible asset balance was $0.3 million and $0.3 million at March 31, 2022 and December 31, 2021, respectively. The user base and customer relationships intangible assets are being amortized on an accelerated basis over a three-to-ten year period.
Amortization expense for the three months ended March 31, 2022 and 2021 was not material.
Estimated amortization of purchased intangible assets for future periods is as follows (in thousands):

Year Ending December 31,
2022 (remainder thereof)	$102
2023	107
2024	85
Total	$294

9. Other Liabilities
Other Liabilities consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Operating lease liabilities	$9,694	$11,026
Loan trailing fee liability	2,194	2,161
Deferred revenue	1,506	1,196
Deferred income tax liability	580	560
Financing lease liabilities	78	78
Paycheck Protection Program loan (Note 10)	—	8,590
Other	481	289
Total Other Liabilities	$14,533	$23,900

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
Both Warehouse Agreements contain the same certain covenants including restrictions on each Warehouse VIE's ability to incur indebtedness, pledge assets, merge or consolidate and enter into certain affiliate transactions. Each Warehouse Agreement also requires Prosper to maintain a minimum tangible net worth of $25 million, minimum net liquidity of $15 million and a maximum leverage ratio of 5:1. Tangible net worth is defined as the sum of (i) (A) Convertible Preferred Stock, (B) total Stockholders’ Deficit and (C) Convertible Preferred Stock Warrant Liability, less the sum of (ii) (A) goodwill and (B) intangible assets. Net liquidity is defined as the sum of cash, cash equivalents and Available for Sale Investments. The leverage ratio is defined as the ratio of total consolidated indebtedness other than non-recourse securitization indebtedness, non-recourse or limited recourse warehouse indebtedness and borrower dependent notes, to tangible net worth. As of March 31, 2022, Prosper was in compliance with the covenants under each Warehouse Agreement.
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
As of March 31, 2022, Prosper had $117.7 million in debt and accrued interest outstanding under the PWIT Warehouse Line. This debt is secured by an aggregate outstanding principal balance of $136.1 million included in “Loans Held for Sale, at Fair Value” on the condensed consolidated balance sheets. At March 31, 2022 the undrawn portion available under the Warehouse Line was $82.3 million. Prosper incurred $2.2 million of deferred debt issuance costs associated with the PWIT Warehouse Line, including $0.3 million from the amendment signed on May 19, 2021, which are included in “Prepaids and Other Assets” and amortized to interest expense over the term of the revolving arrangement.
Prosper purchased a swaption to limit the Company's exposure to increases in LIBOR. The swaption is recorded on the consolidated balance sheet at fair value in Prepaids and Other Assets. Any changes in the fair value are recorded in the Change in Fair Value of Financial Instruments, Net on the Consolidated Statement of Operations. The fair value of the swaption was $0.5 million at March 31, 2022.
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
As of March 31, 2022, Prosper had $129.5 million in debt and accrued interest outstanding under the PWIIT Warehouse Line. This debt is secured by an aggregate outstanding principal balance of $145.6 million included in Loans Held for Sale, at Fair Value on the Consolidated Balance Sheets. At March 31, 2022 the undrawn portion available under the PWIIT Warehouse Line was $170.5 million. PMI incurred $1.3 million of debt issuance costs for the extension in March 2021, which are included in Prepaids and Other Assets and will be amortized to interest expense over the term of the revolving arrangement.
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
Paycheck Protection Program Loan
In April 2020, the Company obtained an $8.4 million loan under the Paycheck Protection Program (“PPP”), established by the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and sponsored by the U.S. Small

Business Administration (“SBA”). The loan accrued interest at one percent per annum and had a two-year term through April 2022, with payments deferred until such time as an approval or denial of forgiveness is received from the SBA. The Company used the PPP Loan proceeds to cover payroll costs, rent and utilities in accordance with the relevant terms and conditions of the CARES Act.
On March 21, 2022, the Company was notified by the SBA that all principal and interest under the loan, totaling $8.6 million, was forgiven in full through a forgiveness payment made on March 15, 2022 by the SBA to the lender of the PPP loan. As a result, the Company recognized a “Gain on Forgiveness of PPP Loan” for this amount on its accompanying consolidated statement of operations for the three months ended March 31, 2022.
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
All participating securities are excluded from basic weighted-average common shares outstanding. Prior to any conversion to common shares, each series of Prosper’s Convertible Preferred Stock is entitled to participate on an if-converted basis in distributions of earnings, when and if declared by the board of directors, that are made to common stockholders and consequently, these shares were considered participating securities. During the three months ended March 31, 2022 and 2021, certain shares issued as a result of the early exercise of stock options which are subject to a repurchase right by PMI were entitled to receive non-forfeitable dividends during the vesting period and consequently, are considered participating securities.
The weighted average shares used in calculating basic and diluted net income (loss) per share excludes certain shares that are disclosed as outstanding shares in the condensed consolidated balance sheets because such shares are restricted as they were associated with options that were early exercised and continue to remain unvested.
Basic and diluted income (loss) per share were calculated as follows for the periods presented (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net Income (Loss)	$36,632	$(44,889)
Less: Net Income Allocated to Participating Securities	(24,683)	—
Net Income (Loss) Attributable to Common Stockholders	$11,949	$(44,889)
Denominator:
Weighted average shares used in computing basic net income (loss) per share	72,311,451	69,344,075
Effect of dilutive securities:
Stock options	62,765,117	—
Warrants	706,055	—
Convertible preferred stock warrants	213,264,845	—
Weighted average shares used in computing diluted Net Income (Loss) per Share	349,047,468	69,344,075
Net Income (Loss) Per Share – Basic	$0.17	$(0.65)
Net Income (Loss) Per Share – Diluted	$0.03	$(0.65)

The following common stock equivalents were excluded from the computation of diluted net income (loss) per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended March 31,
	2022	2021
	(shares)	(shares)
Excluded securities:
Convertible preferred stock issued and outstanding, excluding shares held by consolidated VIE	158,365,655	158,365,655
Stock options issued and outstanding	9,728,744	73,514,388
Warrants issued and outstanding	374,924	1,080,349
Series E-1 convertible preferred stock warrants	—	35,544,141
Series F convertible preferred stock warrants	—	177,720,704
Total common stock equivalents excluded from diluted net (loss) income per common share computation	168,469,323	446,225,237

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
The number of authorized, issued and outstanding shares, their par value and liquidation preference for each series of convertible preferred stock as of March 31, 2022 are disclosed in the table below (amounts in thousands except share and par value amounts):

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

Convertible Preferred Stock Warrant Liability
Series E-1 Warrants
In connection with the Settlement and Release Agreement dated November 17, 2016 among PMI, its wholly owned subsidiary Prosper Funding LLC (“PFL”) and Colchis, on December 16, 2016, PMI issued the First Series E-1 Warrant. The Second Series E-1 Warrant for an additional 15,277,006 shares of Series E-1 convertible preferred stock was granted on the signing of the Consortium Purchase Agreement (as described in Note 15 of PMI’s 10-K for the year ended December 31, 2021) on February 27, 2017. The warrants expire ten years from the date of issuance. For the three months ended March 31, 2022 and 2021, Prosper recognized $5.0 million of income and $7.1 million of expense, respectively, from the re-measurement of the fair value of the warrants. The income or expense resulted from the remeasurement of the fair value of the warrants is recorded in Change in Fair Value of Convertible Preferred Stock Warrants on the condensed consolidated statements of operations.
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
The Company determined the fair value of the outstanding Series E-1 Warrants utilizing the following assumptions as of the following dates:

	March 31, 2022	December 31, 2021
Volatility	67.0%	63.0%
Risk-free interest rate	2.40%	0.90%
Expected term (in years)	2.75	2.75
Dividend yield	—%	—%

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
Risk-Free Interest Rate: The risk-free interest rate is based on the U.S. Treasury yield in effect as of March 31, 2022, and for zero coupon U.S. Treasury notes with maturities approximately equal to the term of the warrant.
Expected Term: The expected term is the period of time for which the warrants are expected to be outstanding.
Dividend Yield: The expected dividend assumption is based on the Company’s current expectations about the Company’s anticipated dividend policy.
Series F Warrants
In connection with the Consortium Purchase Agreement (as described in Note 15 of PMI’s 10-K for the year ended December 31, 2021) on February 27, 2017, PMI issued warrants to purchase up to 177,720,706 shares of PMI's Series F convertible preferred stock at $0.01 per share. The warrants expire ten years from the date of issuance. For the three months ended March 31, 2022 and 2021, Prosper recognized $28.4 million of income and $37.3 million of expense, respectively, from the re-measurement of the fair value of the warrants. The income or expense resulting from changes in the fair value of the warrant is recorded through Change in Fair Value of Convertible Preferred Stock Warrants on the condensed consolidated statements of operations.
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
The Company determined the fair value of the outstanding Series F Warrants utilizing the following assumptions as of the following dates:

	March 31, 2022	December 31, 2021
Volatility	67.0%	63.0%
Risk-free interest rate	2.40%	0.90%
Expected term (in years)	2.75	2.75
Dividend yield	—%	—%

The above assumptions were determined using the same criteria described above for the Series E-1 Warrants.
The combined activity of the Convertible Preferred Stock Warrant Liability for the three months ended March 31, 2022 and 2021 are as follows (in thousands):

Warrant Activity
Balance at January 1, 2022	$250,941
Change in fair value	(33,411)
Balance at March 31, 2022	$217,530

Warrant Activity
Balance at January 1, 2021	$112,319
Change in fair value	44,431
Balance at March 31, 2021	$156,750
Common Stock
PMI, through its Amended and Restated Certificate of Incorporation, is the sole issuer of common stock and related options, restricted stock units (“RSUs”) and warrants. On February 16, 2016, PMI amended and restated its Certificate of Incorporation to, among other things, effect a 5-for-1 forward stock split. On September 20, 2017, PMI further amended its Amended and Restated Certificate of Incorporation to increase the number of shares of common stock authorized for issuance. The total number of shares of stock which PMI has the authority to issue is 1,069,760,848, consisting of 625,000,000 shares of common stock, $0.01 par value per share, and 444,760,848 shares of preferred stock, $0.01 par value per share. As of March 31, 2022, 73,429,796 shares of common stock were issued and 72,493,861 shares of common stock were outstanding. As of December 31, 2021, 73,089,929 shares of common stock were issued and 72,153,994 shares of common stock were outstanding. Each holder of common stock is entitled to one vote for each share of common stock held.
Common Stock Issued upon Exercise of Stock Options
For the three months ended March 31, 2022, PMI issued 339,867 shares of common stock upon the exercise of vested options for cash proceeds of $8 thousand.
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
Stock Option Reprices
On May 3, 2016, March 17, 2017 and August 11, 2020 the Compensation Committee of the Board of Directors of PMI approved three separate stock option repricing programs (collectively, the “Repricings”) authorizing PMI’s officers to reprice certain outstanding stock options held by employees and directors that had exercise prices above the current fair market value of PMI’s Common Stock on those respective dates.
PMI believes that the Repricings encourage the continued service of valued employees and directors, and motivate such service providers to perform at high levels, both of which are critical to the Company’s continued success. PMI expects to incur additional stock based compensation charges as a result of the Repricings.
The financial statement impact of the above Repricings was not material for the three months ended March 31, 2022. As of March 31, 2022, the unamortized Repricings expense (net of forfeitures) of $19 thousand will be recognized over the remaining weighted-average vesting period of 1.5 years.
Stock Option Activity
Stock option activity under the 2005 Plan and 2015 Plan is summarized for the three months ended March 31, 2022 below:

	Options Issued and Outstanding	Weighted Average Exercise Price
Balance as of January 1, 2022	72,186,151	$0.07
Options issued	11,191,563	$0.71
Options exercised	(339,867)	$0.02
Options forfeited	(527,055)	$0.12
Options expired	(5,825)	$0.02
Balance as of March 31, 2022	82,504,967	$0.15
Options vested and expected to vest as of March 31, 2022	72,905,491	$0.15
Options vested and exercisable as of March 31, 2022	51,151,358	$0.02
Other Information Regarding Stock Options
The weighted-average remaining life for options outstanding as of March 31, 2022 was 6.94 years.
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

The fair value of PMI’s stock option awards granted during the three months ended March 31, 2022 and 2021 was estimated at the date of grant using the Black-Scholes model with the following average assumptions:

	Three Months Ended March 31,
	2022	2021
Volatility of common stock	66.81%	62.93%
Risk-free interest rate	2.54%	1.00%
Expected life (in years)	6.0	6.0
Dividend yield	—%	—%
Restricted Stock Unit Activity
In previous years, PMI granted RSUs to certain employees that are subject to three-year or four-year vesting terms and the occurrence of a liquidity event. There was no RSU activity for the three months ended March 31, 2022, and as of that date, there were 2,874,348 unvested RSUs with a weighted-average grant date fair value of $1.14 per share.
Share Based Compensation
The following table presents the amount of stock-based compensation related to stock-based awards granted to employees recognized in Prosper’s condensed consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021
Origination and servicing	$28	$31
Sales and marketing	28	16
General and administrative	239	272
Total stock-based compensation	$295	$319

As of March 31, 2022, the unamortized stock-based compensation expense, adjusted for forfeiture estimates, related to unvested stock-based awards was approximately $3.9 million, which will be recognized over a remaining weighted-average vesting period of approximately 3.4 years.
14. Income Taxes
For the three months ended March 31, 2022 and 2021, PMI recognized $20 thousand and $21 thousand of income tax expense, respectively. The income tax expense relates to state income tax expense and the amortization of tax deductible goodwill which gives rise to an indefinite-lived deferred tax liability. No other income tax expense or benefit was recorded for the three month periods ended March 31, 2022 and 2021 due to a full valuation allowance recorded against the Company’s deferred tax assets.
Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize our existing deferred tax assets. On the basis of this evaluation, it is not more likely than not that our deferred tax assets will be realized and therefore a full valuation allowance has been recorded.
15. Leases
Prosper has operating leases for corporate offices and datacenters. These leases have remaining lease terms of less than one year to approximately five years. Some of the lease agreements include options to extend the lease term for up to an additional five years. Rental expense under operating lease arrangements was $1.1 million and $1.0 million for the three months ended March 31, 2022 and 2021, respectively. Additionally, Prosper subleases certain leased office space to third parties when it determines there is excess leased capacity. Sublease income from operating lease arrangements was $0.2 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively.
Operating Lease Right-of-Use (“ROU”) Assets
The following table summarizes the operating lease right-of-use assets as of March 31, 2022, which are included in “Property and Equipment, Net” on the condensed consolidated balance sheets.

	March 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
ROU Assets - Office buildings	$16,709	$10,326	$6,383
ROU Assets - Other	776	437	339
Total right-of-use assets subject to amortization	$17,485	$10,763	$6,722
Lease Liabilities
Future maturities of operating lease liabilities as of March 31, 2022 were as follows (in thousands). The present value of the future minimum lease payments represent our operating lease liabilities as of March 31, 2022 and are included in "Other Liabilities" on the condensed consolidated balance sheets.

March 31, 2022
Remainder of 2022	$4,370
2023	2,124
2024	1,360
2025	1,395
2026	1,218
Total future minimum lease payments	$10,467
Less imputed interest	(773)
Present value of future minimum lease payments	$9,694
Because the rate implicit in each lease is not readily determinable, we use our incremental borrowing rate to determine the present value of the lease payments. Other information related to leases was as follows (dollars in thousands):

March 31, 2022
Cash paid for operating leases year-to-date	$1,464
Weighted average remaining lease term (in years)	3.05 years
Weighted average discount rate	5.18%

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
Pursuant to the Marketing Agreement Amendment, the marketing fee that Prosper receives in connection with the origination of each loan is partially reduced by an amount (the “Designated Amount”) calculated as a percentage of the principal amount of such loan based on the aggregate principal amount of loans originated for the applicable month. To the extent the aggregate Designated Amount for all loans originated during any month is less than $100,000 through February 1, 2025, Prosper is required to pay WebBank an amount equal to such deficiency. Accordingly, the minimum fee for the remaining nine months of 2022 is $0.9 million. The minimum fee is then $1.2 million for 2023 and 2024, and $0.1 million in 2025.
Additionally, under the agreement with WebBank, Prosper is required to maintain minimum net liquidity of $15.0 million at all times during the term of the agreement. Net liquidity is defined as the sum of Cash, Cash Equivalents and Available for Sale Investments. Violation of this covenant can result in termination of the contract with WebBank. As of March 31, 2022, Prosper was in compliance with the covenant.
Loan Purchase Commitments
Prosper entered into an agreement with WebBank to purchase $18.1 million of Borrower Loans that WebBank originated during the last two business days of the quarter ended March 31, 2022. Prosper will purchase these Borrower Loans within the first three business days of the quarter ending June 30, 2022.
Repurchase Obligation
Under the terms of the loan purchase agreements between Prosper and investors that participate in the Whole Loan Channel, Prosper may, in certain circumstances, become obligated to repurchase a Borrower Loan from an investor. Generally, these circumstances include the occurrence of verifiable identity theft, the failure to properly follow loan listing or bidding protocols or a violation of the applicable federal, state or local lending laws. Prosper recognizes a liability at fair value for the repurchase obligation when the Borrower Loans are sold. The fair value of the repurchase obligation is estimated based on historical experience. Repurchased Borrower Loans associated with violations of federal, state or local lending laws or verifiable identity theft are written off at the time of repurchase. The maximum potential amount of future payments associated with this obligation is the outstanding balances of the Borrower Loans issued through the Whole Loan Channel, which at March 31, 2022 is $2.5 billion. Prosper has accrued $0.3 million and $0.3 million as of March 31, 2022 and December 31, 2021, respectively, in regard to this obligation.
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
Prosper’s executive officers, directors who are not executive officers, and certain affiliates participate in its marketplace by placing bids and purchasing Notes. The aggregate amount of the Notes purchased and the income earned by parties deemed to be affiliates and related parties of Prosper for the three months ended March 31, 2022 and 2021, as well as the Notes outstanding as of March 31, 2022 and December 31, 2021 are summarized below (in thousands):

	Aggregate Amount of Notes Purchased the Three Months Ended March 31,		Interest Earned on Notes the Three Months Ended March 31,
Related Party	2022	2021	2022	2021
Executive officers and management	$9	$8	$2	$2
Directors (excluding executive officers and management)	—	—	—	—
Total	$9	$8	$2	$2

	Notes Balance as of
Related Party	March 31, 2022	December 31, 2021
Executive officers and management	$42	$41
Directors (excluding executive officers and management)	12	15
Total	$54	$56

18. Significant Concentrations
Prosper is dependent on third-party funding sources such as banks, asset managers, investment funds and Warehouse Lines to provide the funds to allow WebBank to originate Borrower Loans that the third party funding sources will later purchase. Of all Borrower Loans originated in the three months ended March 31, 2022, one individual party purchased 28.7% of such loans, and the Company’s Warehouse VIEs purchased 14.9% of such loans. For the three months ended March 31, 2021, one individual party purchased 28.8% of such loans, and the Company’s Warehouse VIEs purchased 13.4% of such loans. These purchases reflect that a significant portion of Prosper’s business is dependent on funding through the Whole Loan Channel, through which 88% and 89% of Borrower Loans were originated in the three months ended March 31, 2022 and 2021, respectively.
Prosper receives all of its personal loan transaction fee revenue from WebBank. Prosper earns a transaction fee from WebBank for its services in facilitating originations of Borrower Loans issued by WebBank. The rate of the transaction fee for each individual Borrower Loan is based on the term and credit grade of the Borrower Loan. No individual borrower or investor accounted for 10% or more of consolidated net revenue for any of the periods presented.

Prosper Funding LLC
Condensed Consolidated Balance Sheets (Unaudited)
(amounts in thousands)

	March 31, 2022	December 31, 2021
Assets:
Cash and Cash Equivalents	$11,470	$10,765
Restricted Cash	155,554	157,111
Borrower Loans, at Fair Value	281,624	267,626
Property and Equipment, Net	9,234	7,907
Servicing Assets	9,910	9,796
Other Assets	709	317
Total Assets	$468,501	$453,522
Liabilities and Member’s Equity:
Accounts Payable and Accrued Liabilities	$1,966	$1,818
Payable to Related Party	2,124	1,306
Payable to Investors	151,527	153,681
Notes, at Fair Value	280,674	265,985
Other Liabilities	2,467	2,434
Total Liabilities	438,758	425,224
Member's Equity:
Member's Equity	11,404	11,404
Retained Earnings	18,339	16,894
Total Member's Equity	$29,743	$28,298
Total Liabilities and Member's Equity	$468,501	$453,522

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Funding LLC
Condensed Consolidated Statements of Operations (Unaudited)
(amounts in thousands)

	Three Months Ended March 31,
	2022	2021
Revenues:
Operating Revenues:
Administration Fee Revenue - Related Party	$10,120	$6,786
Servicing Fees, Net	4,551	3,601
Gain on Sale of Borrower Loans	2,160	2,011
Other Revenue	309	51
Total Operating Revenues	17,140	12,449
Interest Income on Borrower Loans	9,966	8,557
Interest Expense on Notes	(9,268)	(8,013)
Total Interest Income, Net	698	544
Change in Fair Value of Financial Instruments, Net	(172)	(228)
Total Net Revenues	17,666	12,765
Expenses:
Administration Fee - Related Party	14,435	12,432
Servicing	1,648	1,413
General and Administrative	138	124
Total Expenses	16,221	13,969
Net Income (Loss)	$1,445	$(1,204)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Funding LLC
Condensed Consolidated Statements of Member’s Equity (Unaudited)
(amounts in thousands)

	Member’s Equity	Retained Earnings	Total
Balance at January 1, 2022	$11,404	$16,894	$28,298
Net Income	—	1,445	1,445
Balance as of March 31, 2022	$11,404	$18,339	$29,743

	Member’s Equity	Retained Earnings	Total
Balance at January 1, 2021	$11,404	$13,684	$25,088
Net Loss	—	(1,204)	(1,204)
Balance as of March 31, 2021	$11,404	$12,480	$23,884

The accompanying notes are an integral part of these consolidated financial statements.

Prosper Funding LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)
(amounts in thousands)

	Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net Income (Loss)	$1,445	$(1,204)
Adjustments to Reconcile Net Income (Loss) to Net Cash Used in Operating Activities:
Change in Fair Value of Financial Instruments, Net	172	228
Other Non-Cash Changes in Borrower Loans, Loans Held for Sale and Notes	(108)	(88)
Gain on Sale of Borrower Loans	(2,391)	(2,354)
Change in Fair Value of Servicing Rights	2,277	2,671
Depreciation and Amortization	1,311	1,092
Changes in Operating Assets and Liabilities:
Purchase of Loans Held for Sale at Fair Value	(489,322)	(406,234)
Proceeds from Sales and Principal Payments of Loans Held for Sale, at Fair Value	489,322	406,234
Other Assets	(392)	16
Accounts Payable and Accrued Liabilities	148	399
Payable to Investors	(2,154)	4,170
Net Related Party Receivable/Payable	(257)	(1,123)
Other Liabilities	33	(125)
Net Cash Provided by Operating Activities	84	3,682
Cash Flows from Investing Activities:
Purchase of Borrower Loans Held at Fair Value	(66,894)	(48,958)
Proceeds from Sales and Principal Payments of Borrower Loans, at Fair Value	48,545	39,518
Purchases of Property and Equipment	(1,563)	(1,807)
Net Cash Used In Investing Activities	(19,912)	(11,247)
Cash Flows from Financing Activities:
Proceeds from Issuance of Notes Held at Fair Value	67,729	49,861
Payments of Notes, at Fair Value	(48,753)	(39,788)
Net Cash Provided by Financing Activities	18,976	10,073
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(852)	2,508
Cash, Cash Equivalents and Restricted Cash at Beginning of the Period	167,876	140,924
Cash, Cash Equivalents and Restricted Cash at End of the Period	$167,024	$143,432

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$9,315	$8,200
Non-Cash Investing Activity - Accrual for Property and Equipment, Net	1,309	711

Reconciliation to Amounts on Consolidated Balance Sheets:
Cash and Cash Equivalents	$11,470	$7,709
Restricted Cash	155,554	135,723
Total Cash, Cash Equivalents and Restricted Cash	$167,024	$143,432

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
The unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) and disclosure requirements for interim financial information and the requirements of Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2021. The balance sheet at December 31, 2021 has been derived from the audited financial statements at that date. Management believes these unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.
PFL did not have any items of other comprehensive income or loss for any of the periods presented in the condensed consolidated financial statements as of and for the three months ended March 31, 2022 and 2021.
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
2. Summary of Significant Accounting Policies
PFL's significant accounting policies are included in Note 2, Summary of Significant Accounting Policies, in PFL’s Annual Report on Form 10-K for the year ended December 31, 2021. There have been no changes to these accounting policies during the first three months of 2021.
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
3. Property and Equipment, Net
Property and equipment consist of the following as of the dates presented (in thousands):

	March 31, 2022	December 31, 2021
Internal-use software and web site development costs	$33,835	$31,979
Less accumulated depreciation and amortization	(24,601)	(24,072)
Total property and equipment, net	$9,234	$7,907

Depreciation expense for the three months ended March 31, 2022 and 2021 was $1.3 million and $1.1 million, respectively.
4. Borrower Loans and Notes, at Fair Value
The aggregate principal balances outstanding and fair values of Borrower Loans and Notes as of March 31, 2022 and December 31, 2021, are presented in the following table (in thousands):

	Borrower Loans		Notes
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Aggregate principal balance outstanding	$281,004	$265,232	$283,732	$267,415
Fair value adjustments	620	2,394	(3,058)	(1,430)
Fair value	$281,624	$267,626	$280,674	$265,985

At March 31, 2022, outstanding Borrower Loans had original terms to maturity of either 36 or 60 months, had monthly payments with fixed interest rates ranging from 5.31% to 31.82% and had various original maturity dates through March 2027. At December 31, 2021, outstanding Borrower Loans had original maturities of either 36 or 60 months, monthly payments with fixed interest rates ranging from 5.31% to 31.82%, and had various original maturity dates through December 2026. Since COVID-19 relief was first offered in March 2020 and through March 31, 2022, approximately 9% of the total outstanding balances of all loans originated on our platform on a cumulative basis have enrolled in at least one of these COVID-19 relief programs. Approximately 1% of the total outstanding balances of all loans originated on our platform are actively enrolled in at least one relief program as of March 31, 2022.
As of March 31, 2022, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $1.2 million and a fair value of $0.1 million. As of December 31, 2021, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $0.9 million and a fair value of $0.1 million. PFL places loans on non-accrual status when they are over 120 days past due. As of March 31, 2022 and December 31, 2021, Borrower Loans in non-accrual status had a fair value of $0.2 million and $0.1 million, respectively.
5. Servicing Assets
PFL accounts for Servicing Assets at their estimated fair values with changes in fair values recorded in Servicing Fees, Net on the condensed consolidated statements of operations. The initial asset or liability is recognized when PFL sells Borrower Loans to unrelated third-party buyers through the Whole Loan Channel and the servicing rights are retained. The total recognized gains on the sale of such Borrower Loans was $2.2 million and $2.0 million for the three months ended March 31, 2022 and 2021, respectively.
As of March 31, 2022, Borrower Loans that were sold, but for which PFL retained servicing rights, had a total outstanding principal balance of $2.5 billion, original terms of either 36 or 60 months, monthly payments with fixed interest rates ranging from 5.31% to 31.82%, and various original maturity dates through March 2027. At December 31, 2021, Borrower Loans that were sold, but for which PFL retained servicing rights, had a total outstanding principal balance of $2.5 billion, original terms of either 36 or 60 months, monthly payments with fixed interest rates ranging from 5.31% to 31.82%, and various original maturity dates through December 2026.
Contractually-specified servicing fees and ancillary fees totaled $7.5 million and $9.3 million for the three months ended March 31, 2022 and 2021, respectively, and are included on the condensed consolidated statements of operations in Servicing Fees, Net.
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
6. Income Taxes
PFL incurred no income tax provision for the three months ended March 31, 2022 and 2021. PFL is a U.S. disregarded entity and its income and loss are included in the income tax reporting of its parent, PMI. Since PMI is in a taxable loss position, is not currently subject to income taxes, and has fully reserved against its deferred tax asset, the net effective tax rate for PFL is 0%.
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
As of March 31, 2022 and December 31, 2021, the discounted cash flow methodology used to estimate the Notes fair values used the same projected cash flows as the related Borrower Loans. As demonstrated in the table below, the fair value adjustments for Borrower Loans were largely offset by the fair value adjustments of the Notes due to the borrower payment dependent design of the Notes and because the principal balances of the Borrower Loans approximated the principal balances of the Notes.
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
Fair values of assets or liabilities are determined based on the fair value hierarchy, which requires an entity to maximize the use of quoted prices and observable inputs and to minimize the use of unobservable inputs when measuring fair value. Various valuation methodologies are utilized, depending on the nature of the financial instrument, including the use of market prices for identical or similar instruments, or discounted cash flow models. When possible, active and observable market data for identical or similar financial instruments are utilized. Alternatively, fair value is determined using assumptions that management believes a market participant would use in pricing the asset or liability. PFL did not transfer any assets or liabilities in or out of Level 3 for the three months ended March 31, 2022 or 2021.
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

The following tables present the fair value hierarchy for assets and liabilities measured at fair value (in thousands):

March 31, 2022	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Borrower Loans, at Fair Value	$—	$—	$281,624	$281,624
Servicing Assets	—	—	9,910	9,910
Total Assets	$—	$—	$291,534	$291,534
Liabilities:
Notes, at Fair Value	$—	$—	$280,674	$280,674
Loan Trailing Fee Liability	—	—	2,194	2,194
Total Liabilities	$—	$—	$282,868	$282,868

December 31, 2021	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Borrower Loans, at Fair Value	$—	$—	$267,626	$267,626
Servicing Assets	—	—	9,796	9,796
Total Assets	$—	$—	$277,422	$277,422
Liabilities:
Notes, at Fair Value	$—	$—	$265,985	$265,985
Loan Trailing Fee Liability	—	—	2,161	2,161
Total Liabilities	$—	$—	$268,146	$268,146

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
Significant Unobservable Inputs
The following tables present quantitative information about the significant unobservable inputs used for PFL’s Level 3 fair value measurements at the dates presented:

Range
Borrower Loans and Notes	March 31, 2022	December 31, 2021
Discount rate	4.3% - 12.6%	4.3% - 13.9%
Default rate	2.0% - 13.5%	2.0% - 13.5%

Range
Servicing Assets	March 31, 2022	December 31, 2021
Discount rate	15.0% - 25.0%	15.0% - 25.0%
Default rate	1.5% - 18.9%	1.5% - 14.1%
Prepayment rate	6.3% - 32.6%	10.2% - 32.3%
Market servicing rate (1) (2)	0.648% - 0.842%	0.648% - 0.842%
(1) Servicing assets associated with loans enrolled in a relief program offered by the Company in response to the COVID-19 pandemic as of March 31, 2022 and December 31, 2021 were measured using a market servicing rate assumption of 84.2 basis points. This rate was estimated using a multiplier consistent with observable market rates for other loan types, applied to the base market servicing rate assumption of 64.8 basis points.

(2) Excludes collection fees that would be passed on to a hypothetical third-party servicer. As of March 31, 2022 and December 31, 2021, the market rate for collection fees and non-sufficient fund fees was assumed to be 6 basis points and 6 basis points, respectively, for a total market servicing rate range of 70.8 - 90.2 basis points and a total market servicing rate of 70.8 - 90.2 basis points, respectively.

Range
Loan Trailing Fee Liability	March 31, 2022	December 31, 2021
Discount rate	15.0% - 25.0%	15.0% - 25.0%
Default rate	1.5% - 18.9%	1.5% - 14.1%
Prepayment rate	6.3% - 32.6%	10.2% - 32.3%
Changes in Level 3 Fair Value Assets and Liabilities on a Recurring Basis
The following tables present additional information about Level 3 Borrower Loans, Loans Held for Sale and Notes measured at fair value on a recurring basis (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets		Liabilities
	Borrower Loans	Loans Held for Sale	Notes	Total
Balance at January 1, 2022	$267,626	$—	$(265,985)	$1,641
Originations	66,894	489,322	(67,729)	488,487
Principal repayments	(48,210)	—	48,753	543
Borrower Loans sold to third parties	(335)	(489,322)	—	(489,657)
Other changes	62	—	46	108
Change in fair value	(4,413)	—	4,241	(172)
Balance at March 31, 2022	$281,624	$—	$(280,674)	$950

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets		Liabilities
	Borrower Loans	Loans Held for Sale	Notes	Total
Balance at January 1, 2021	$209,670	$—	$(208,379)	$1,291
Originations	48,958	406,234	(49,861)	405,331
Principal repayments	(39,075)	—	39,788	713
Borrower Loans sold to third parties	(443)	(406,234)	—	(406,677)
Other changes	(99)	—	187	88
Change in fair value	1	—	(229)	(228)
Balance at March 31, 2021	$219,012	$—	$(218,494)	$518

The following tables present additional information about Level 3 Servicing Assets recorded at fair value (in thousands):

Servicing Assets
Fair Value at January 1, 2022	$9,796
Additions	2,390
Less: Changes in fair value	(2,276)
Fair Value at March 31, 2022	$9,910

Servicing Assets
Fair Value at January 1, 2021	$11,088
Additions	2,354
Less: Changes in fair value	(2,672)
Fair Value at March 31, 2021	$10,770
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
The following tables present additional information about Level 3 Loan Trailing Fee Liability measured at fair value on a recurring basis (in thousands):

Loan Trailing Fee Liability
Fair Value at January 1, 2022	$2,161
Issuances	502
Cash payment of Loan Trailing Fee	(510)
Change in fair value	41
Fair Value at March 31, 2022	$2,194

Loan Trailing Fee Liability
Fair Value at January 1, 2021	$2,233
Issuances	410
Cash payment of Loan Trailing Fee	(544)
Change in fair value	90
Fair Value at March 31, 2021	$2,189

Significant Recurring Level 3 Fair Value Asset and Liability Input Sensitivity
Key economic assumptions are used to compute the fair value of Borrower Loans. The sensitivity of the fair value to immediate changes in assumptions at March 31, 2022 and December 31, 2021 for Borrower Loans are presented in the following table (in thousands, except percentages).

Borrower Loans:	March 31, 2022	December 31, 2021
Fair value, using the following assumptions:	$281,624	$267,626
Weighted-average discount rate	5.99%	5.76%
Weighted-average default rate	11.19%	10.70%

Fair value resulting from:
100 basis point increase in discount rate	$278,782	$265,104
200 basis point increase in discount rate	$276,013	$262,499
Fair value resulting from:
100 basis point decrease in discount rate	$284,541	$270,520
200 basis point decrease in discount rate	$287,536	$273,337

Fair value resulting from:
10 percent increase in default rate	$279,099	$265,435
20 percent increase in default rate	$276,592	$263,107
Fair value resulting from:
10 percent decrease in default rate	$284,165	$270,133
20 percent decrease in default rate	$286,721	$272,505

Key economic assumptions are used to compute the fair value of Notes. The sensitivity of the fair value to immediate changes in assumptions at March 31, 2022 and December 31, 2021 for Notes funded through the Note Channel are presented in the following table (in thousands, except percentages).

Notes	March 31, 2022	December 31, 2021
Fair value, using the following assumptions:	$280,674	$265,985
Weighted-average discount rate	5.99%	5.76%
Weighted-average default rate	11.19%	10.70%

Fair value resulting from:
100 basis point increase in discount rate	$277,838	$263,326
200 basis point increase in discount rate	$275,074	$260,735
Fair value resulting from:
100 basis point decrease in discount rate	$283,586	$268,714
200 basis point decrease in discount rate	$286,576	$271,516

Fair value resulting from:
10 percent increase in default rate	$278,142	$263,644
20 percent increase in default rate	$275,628	$261,318
Fair value resulting from:
10 percent decrease in default rate	$283,223	$268,340
20 percent decrease in default rate	$285,786	$270,711

Key economic assumptions are used to compute the fair value of Servicing Assets. The sensitivity of the current fair value to immediate changes in assumptions at March 31, 2022 and December 31, 2021 for Servicing Assets are presented in the following table (in thousands, except percentages).

Servicing Assets	March 31, 2022	December 31, 2021
Fair value, using the following assumptions:	$9,910	$9,796
Weighted-average market servicing rate	0.650%	0.650%
Weighted-average prepayment rate	20.84%	20.82%
Weighted-average default rate	12.93%	12.24%

Fair value resulting from:
Market servicing rate increase of 0.025%	$9,276	$9,171
Market servicing rate decrease of 0.025%	$10,545	$10,421

Fair value resulting from:
Applying a 1.1 multiplier to prepayment rate	$9,687	$9,580
Applying a 0.9 multiplier to prepayment rate	$10,138	$10,015

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$9,772	$9,667
Applying a 0.9 multiplier to default rate	$10,049	$9,926

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
Pursuant to the Marketing Agreement Amendment, the marketing fee that Prosper receives in connection with the origination of each loan is partially reduced by an amount (the “Designated Amount”) calculated as a percentage of the principal amount of such loan based on the aggregate principal amount of loans originated for the applicable month. To the extent the aggregate Designated Amount for all loans originated during any month is less than $100,000 through February 1, 2025, Prosper is required to pay WebBank an amount equal to such deficiency. Accordingly, the minimum fee for the remaining nine months of 2022 is $0.9 million. The minimum fee is then $1.2 million for 2023 and 2024, and $0.1 million in 2025.

Additionally, under the agreement with WebBank, Prosper is required to maintain minimum net liquidity of $15 million at all times during the term of the agreement. Net liquidity is defined as the sum of Cash, Cash Equivalents and Available for Sale Investments. Violation of this covenant can result in termination of the contract with WebBank. As of March 31, 2022, the Company was in compliance with the covenant.
Loan Purchase Commitments
Under the terms of PFL’s agreement with WebBank, PFL is committed to purchase $18.1 million of Borrower Loans that WebBank originated during the last two business days of the quarter ended March 31, 2022. PFL will purchase these Borrower Loans within the first three business days of the quarter ending June 30, 2022.
Repurchase Obligation
Under the terms of the loan purchase agreements between PFL and investors that participate in the Whole Loan Channel, PFL may, in certain circumstances, become obligated to repurchase a Borrower Loan from an investor. Generally, these circumstances include the occurrence of verifiable identity theft, the failure to properly follow loan listing or bidding protocols, or a violation of the applicable federal, state, or local lending laws. The fair value of the indemnification and repurchase obligation is estimated based on historical experience. PFL recognizes a liability for the repurchase and indemnification obligation when the Borrower Loans are issued. Indemnified or repurchased Borrower Loans associated with violations of federal, state, or local lending laws or verifiable identity theft are written off at the time of repurchase or at the time an indemnification payment is made. The maximum potential amount of future payments associated under this obligation is the outstanding balances of the Borrower Loans issued through the Whole Loan Channel, which as of March 31, 2022 is $2.5 billion. PFL has accrued $0.3 million and $0.3 million as of March 31, 2022 and December 31, 2021, respectively, in regard to this obligation.
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

PFL’s executive officers and directors who are not executive officers participate in its marketplace by placing bids and purchasing Notes. The aggregate amount of the Notes purchased and the income earned by parties deemed to be related parties of PFL for the three months ended March 31, 2022 and 2021 are summarized below (in thousands):

	Aggregate Amount of Notes Purchased		Interest Earned on Notes
	Three Months Ended March 31,		Three Months Ended March 31,
Related Party	2022	2021	2022	2021
Executive officers and management	$9	$8	$2	$2
Directors (excluding executive officers and management)	—	—	—	—
Total	$9	$8	$2	$2
The balance of Notes held by officers and directors who are not executive officers are as follows (in thousands):

	Notes Balance as of
Related Party	March 31, 2022	December 31, 2021
Executive officers and management	$42	$41
Directors (excluding executive officers and management)	—	—
Total	$42	$41

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This management’s discussion and analysis of financial condition and results of operations, or MD&A, contains forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” in this Quarterly Report on Form 10-Q for a discussion of the uncertainties, risks, and assumptions associated with these statements. This discussion should be read in conjunction with Prosper’s historical condensed consolidated financial statements and related notes thereto and the other disclosures contained elsewhere in this Quarterly Report on Form 10-Q. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and Prosper’s actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those included in the “Risk Factors” sections and elsewhere in this Quarterly Report on Form 10-Q and Prosper’s Annual Report on Form 10-K for the year ended December 31, 2021.
PROSPER MARKETPLACE, INC.
Overview
Our vision is to transform lives by providing affordable financial solutions through the simplest and most trusted platform. We currently offer access to three lending products, each of which supports our vision: (i) unsecured personal loans through a personal loan marketplace which connects eligible consumer borrowers with individual and institutional investors, (ii) a Credit Card product available to eligible borrowers, and (iii) a HELOC product available to eligible homeowners..
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
During the year ended December 31, 2021, our marketplace facilitated $1.9 billion in Borrower Loan originations, of which $1.7 billion were funded through our Whole Loan Channel, representing 88% of the total Borrower Loans originated through our marketplace during this period. From inception through March 31, 2022, our marketplace facilitated $20.7 billion in Borrower Loan originations, of which $18.5 billion were funded through our Whole Loan Channel, representing 89% of the total Borrower Loans originated through our marketplace during this period. For the three months ended March 31, 2022, our marketplace facilitated $560.5 million in Borrower Loan originations, an increase of 22% from the same period in 2021. The percentage of loans funded through the Whole Loan Channel for the three months ended March 31, 2022 was 88%.
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
Recent Developments
Credit Card
In December 2021, we launched our Prosper Card product in partnership with Coastal Community Bank (“Coastal”), through which eligible consumers are extended unsecured credit through Prosper-branded Credit Cards. In accordance with our Program Agreement with Coastal, the receivables associated with these Credit Cards are maintained on the balance sheet of Coastal. Customer accounts are then randomly designated as either Prosper Allocations or Coastal Allocations on an approximate 90% to 10% split, respectively. Each party receives 100% of the interest income and is responsible for the credit losses on its allocated customer accounts. Credit Card receivables are not available on our personal loan marketplace for investment purposes. Further details pertaining to our Credit Card product are included in Notes 2 and 5 of the accompanying condensed financial statements.

COVID-19 Relief Programs
We continue to track the impact of COVID-19 and its variants on our communities, and are offering assistance to qualified borrowers who are facing financial hardship as a result of the COVID-19 pandemic. These relief options include, among other things, the ability to delay up to four monthly loan payments, the ability to reduce minimum monthly payments for up to 12 months and extend the term of the loan by up to 11 months, and waived late and non-sufficient funds fees. Since COVID-19 relief was first offered in March 2020 and through March 31, 2022, approximately 9% of our outstanding loan balances on a cumulative basis have enrolled in at least one of these COVID-19 relief programs. Approximately 1% of our outstanding loan balances are actively enrolled in at least one relief program as of March 31, 2022. Overall requests for COVID-19 relief are declining; however, enrollment may continue as long as the pandemic continues to trigger financial hardship for borrowers.
Key Operating and Financial Metrics (in thousands)
The following table displays our key operating and financial metrics for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
	2022	2021
Loan Originations	$560,491	$458,551
Transaction Fees, Net	26,487	20,830
Whole Loans Outstanding (1)	2,540,213	2,714,804
Servicing Fees, Net	4,208	3,414
Total Net Revenue	38,627	33,116
Net Income (Loss)	36,632	(44,889)
Adjusted EBITDA (2)	(2,378)	2,126
(1) Balance as of March 31.
(2) Adjusted EBITDA is a non-GAAP financial measure. For more information regarding this measure and a reconciliation to Net Income (Loss), the most comparable US GAAP measure, see “Non-GAAP Financial Measure - Adjusted EBITDA.”
Loan Originations
From inception through March 31, 2022, a total of 1,649,551 Borrower Loans totaling $20.7 billion were originated through Prosper’s marketplace.
For the three months ended March 31, 2022, 55,354 Borrower Loans totaling $560.5 million were originated through Prosper’s marketplace, compared to 40,066 Borrower Loans totaling $458.6 million during the three months ended March 31, 2021. This represents an increase of 38% in terms of the number of loans and an increase of 22% in the dollar amount of loans. The originations increase for the quarter ended March 31, 2022 versus the quarter ended March 31, 2021 was due primarily to increased investor demand, lower rates offered to borrowers and more normalized underwriting requirements, which is also reflective of the general economic recovery since the start of the COVID-19 pandemic.
Loan origination volume by Prosper Rating was as follows for the periods presented (in millions, except percentage):

	Three Months Ended March 31,
	2022		2021
	Amount	%	Amount	%
AA	$44.4	8%	$78.0	17%
A	70.9	13%	101.8	22%
B	92.5	16%	64.9	14%
C	88.0	16%	41.6	10%
D	50.0	9%	11.7	3%
E	28.9	5%	2.1	—%
HR	0.5	—%	0.3	—%
Other (1)	185.3	33%	158.2	34%
Total	$560.5		$458.6
(1) Represents loans originated through the Prosper platform via the Whole Loan Channel but not assigned Prosper Ratings. These loans are sold only to institutional investors and based on specific underwriting criteria and custom risk models developed by these investors.

For the three months ended March 31, 2022, the mix of originations on the Prosper platform was generally reflective of more normalized underwriting standards as compared to the corresponding period in 2021, as the economy continued to recover from the COVID-19 pandemic. There has also been a significant increase in the number and dollar amount of loans not assigned Prosper ratings as the Company continues to sell higher risk loans through the Whole Loan Channel to institutional investors that rely on their own custom risk models to underwrite the loans.
Whole Loans Outstanding
We sell Borrower Loans through our Whole Loan Channel, and the outstanding balance of these loans serves as a primary driver of our Servicing Assets. Whole loans outstanding decreased $174.6 million or 6% from March 31, 2021 to March 31, 2022. This decrease is due primarily to the drop in originations starting in 2020 as a result of the economic impact of the COVID-19 pandemic, partially offset by the overall increase in originations since 2021 due largely to the general economic recovery during that time. We have also continued to purchase and hold loans in consolidated warehouse trusts, reducing the balance of outstanding whole loans held by unaffiliated third-party investors.
Net Income (Loss)
See the section titled “Results of Operations” below, for the discussion on significant changes in Net Income (Loss) year-over-year.
Results of Operations
Overview
The following tables summarize Prosper’s net income (loss) for the three months ended March 31, 2022 and 2021 (in thousands, except percentages):

	Three Months Ended March 31,
	2022	2021	Change	% Change
Total Net Revenues	$38,627	$33,116	$5,511	17%
Total Expenses	1,975	77,984	(76,009)	(97)%
Net Income (Loss) Before Taxes	36,652	(44,868)	81,520	n/m
Income Tax Expense	(20)	(21)	1	(5)%
Net Income (Loss)	$36,632	$(44,889)	$81,521	n/m
n/m: not meaningful
Total Net Revenues for the three months ended March 31, 2022 increased $5.5 million as compared to the same period in 2021. The increase was primarily attributable to a $5.7 million increase in Transaction Fees, Net, which is due to the increase in originations during this time, as discussed above. There was also a $2.1 million increase in Other Revenues, driven by our

Credit Card product, as well as additional credit referral and incentive fees due to increased personal loan application volume. Servicing Fees, Net increased $0.8 million from the prior year, due primarily to decreased reliance on external collection agencies during this time. These increases were partially offset by a $2.7 million decrease in Total Interest Income (Expense), Net, due primarily to the deconsolidation of securitized Borrower Loans in the third quarter of 2021. Finally, there was also a $0.5 million decrease in Total Net Revenues from Change in Fair Value of Financial Instruments, Net, due to both the deconsolidation of securitized Borrower Loans, as well as increased charge-offs and from the continued seasoning of loans held in consolidated warehouse trusts.
Total expenses for the three months ended March 31, 2022 decreased $76.0 million as compared to the same period in 2021, primarily due to a decrease in the Change in Fair Value of Convertible Preferred Stock Warrants during this time, which is in turn driven by changes in the fair value of the underlying Convertible Preferred Stock. Specifically, the gain for the three months ended March 31, 2022 totaled $33.4 million, which compared to a loss of $44.4 million for the corresponding period in 2021, an increase of $77.8 million. We also recorded an $8.6 million Gain on Forgiveness of PPP Loan for the three months ended March 31, 2022, as the U.S. Small Business Administration (“SBA”) formally forgave our PPP loan in March 2022, as discussed in Note 10 of the accompanying condensed consolidated financial statements. These decreases were partially offset by a combined $10.4 million increase in Origination and Servicing, Sales and Marketing and General and Administrative expenses, as costs increased to support the higher originations for the three months ended March 31, 2022. Accordingly, the net income for the three months ended March 31, 2022 increased $81.5 million when compared to the net loss for the three months ended March 31, 2021.
Revenues
The following tables summarize our revenues for the three months ended March 31, 2022 and 2021 (in thousands, except percentages):

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Operating Revenues:
Transaction Fees, Net	$26,487	$20,830	$5,657	27%
Servicing Fees, Net	4,208	3,414	794	23%
Gain on Sale of Borrower Loans	1,679	1,623	56	3%
Other Revenues	2,647	527	2,120	402%
Total Operating Revenues	35,021	26,394	8,627	33%

Interest Income (Expenses):
Interest Income on Borrower Loans and Loans Held for Sale	18,083	21,898	(3,815)	(17)%
Interest Expense on Financial Instruments	(11,769)	(12,925)	1,156	(9)%
Total Interest Income (Expense), Net	6,314	8,973	(2,659)	(30)%
Change in Fair Value of Financial Instruments, Net	(2,708)	(2,251)	(457)	20%
Total Net Revenues	$38,627	$33,116	$5,511	17%
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
Transaction fees increased $5.7 million, or 27%, for the three months ended March 31, 2022, as compared to the corresponding period in 2021. This increase is generally consistent with the higher origination volume discussed above.

Servicing Fees, Net
Investors who purchase Borrower Loans from Prosper through the Whole Loan Channel typically pay us a servicing fee, which is generally set at 1.075% per annum of the outstanding principal balance of the Borrower Loan prior to applying the current payment. The servicing fee compensates us for the costs incurred in servicing the Borrower Loan, including managing payments from borrowers, payments to investors and maintaining investors’ account portfolios. We record Servicing Fees from investors as a component of operating revenues when received. We also include any collection fees received, net of collection agency expenses, in Servicing Fees.
The increase of $0.8 million, or 23%, in Servicing Fees for the three months ended March 31, 2022, as compared to the corresponding period in 2021, is primarily due to reduced reliance on external collection agencies during this time. We utilized these agencies more in the prior year to address enhanced collection efforts required during the COVID-19 pandemic.
Gain on Sale of Borrower Loans
Gain on Sale of Borrower Loans consists of net gains on Borrower Loans sold through the Whole Loan Channel. The increase in Gain on Sale of Borrower Loans for the three months ended March 31, 2022, as compared to the corresponding period in 2021, is not significant.
Other Revenues
Other Revenues consists primarily of the revenue associated with our Credit Card product (as discussed in Note 5 of the accompanying condensed consolidated financial statements), as well as credit referral and incentive fees. Credit referral fees are earned from partner companies for the referral of customers on our platform, while incentive fees are earned from partner companies through our incentive programs. Of the $2.1 million increase in Other Revenues for the three months ended March 31, 2022, as compared to the corresponding period in 2021, approximately $1.1 million related to the Credit Card product, which launched in December 2021. Additionally, there was a $0.8 million increase in credit referral fees due primarily to increased personal loan application volume referred to our credit referral partners, and a $0.3 million increase in incentive fees earned for the period.
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
The decrease of $2.7 million, or 30%, in Total Interest Income (Expense), Net for the three months ended March 31, 2022, as compared to the corresponding period in 2021, was primarily due to the deconsolidation of securitized Borrower Loans, as well as the associated Notes and Certificates Issued by Securitization Trust, from our balance sheet on September 27, 2021. Net interest income from securitizations decreased approximately $3.5 million for the three months ended March 31, 2022, as compared to the corresponding period in the prior year. This was partially offset by a $0.4 million increase in net interest income from Loans Held for Sale, as we increased the usage of our Warehouse Lines and the principal balance on those loans increased. Additionally, there was a $0.3 million increase in net interest income due to a decrease in the amortization of warehouse line and securitization setup costs.
Change in Fair Value of Financial Instruments, Net
We record Borrower Loans, Loans Held for Sale and Notes at fair value. Prior to the deconsolidation of our securitization entities on September 27, 2021, we also recorded Certificates Issued by Securitization Trust at fair value. Changes in the fair value of Borrower Loans funded through the Note Channel are largely offset by the changes in fair value of the Notes due to their borrower payment-dependent structure. Our obligation to pay principal and interest on Notes is equal to the loan payments, if any, that are received on the corresponding Borrower Loan, net of the servicing fee, which is generally 1.0% of the outstanding balance.
We use Warehouse Lines to finance the purchase of Loans Held for Sale for the purpose of earning Net Interest Income and contributing to securitization transactions. Loans Held for Sale consist primarily of loans held in warehouse trusts. Changes in the fair value of Loans Held for Sale are not offset by changes in fair value of Warehouse Lines because Warehouse Lines are carried at amortized cost. See Note 10 of the accompanying notes to our condensed consolidated financial statements for more details on Warehouse Lines.

We earn interest income on loans held in warehouse trusts during the period we own or consolidate the loans, which partially offsets changes in the fair value of those loans. The following table illustrates the composition of the loans held in warehouse trusts by Prosper Rating, which is an indicator of the credit quality:

	Three Months Ended March 31,
	2022	2021
Loans Held for Sale(1):
AA	19%	21%
A	28%	34%
B	25%	31%
C	19%	12%
D	7%	2%
E	2%	—%
HR	—%	—%
Total	100%	100%
(1) The percentages are calculated using the weighted average of month-end principal balances of Loans Held for Sale by Prosper Rating.

Fair values of Borrower Loans, Loans Held for Sale and Notes are estimated using discounted cash flow methodologies based upon a set of valuation assumptions. The key assumptions used include default and prepayment rates derived primarily from historical performance, and discount rates based on estimates of the rates of return that investors would require when investing in other financial instruments with similar characteristics. For the three months ended March 31, 2022 and 2021, the Change in Fair Value of Financial Instruments, Net was a loss of $2.7 million and a loss of $2.3 million, respectively.
The increase in the loss for the three months ended March 31, 2022, as compared to the corresponding period in the prior year is largely driven by Loans Held for Sale. Capital markets volatility, benchmark interest rates and purchases of loans through our consolidated warehouse trusts all increased during the current period. Warehouse purchases in the current period included a higher mix of loans rated C, D and E (based on Prosper Rating and as reflected in the table above) which have higher borrower rates and expected losses compared to loans rated AA, A or B, resulting in higher charge-offs and an overall greater impact on the change in fair value. Specifically, for Loans Held for Sale, the loss from changes in fair value was $2.9 million, due to a $0.7 million loss on fair value and $2.3 million in net charge-offs. This compares to the corresponding period in 2021, when the loss from changes in fair value was $0.6 million, due to fair value gains of $1.2 million, offset by $1.8 million in net charge-offs.
For Borrower Loans, the loss from changes in fair value was $4.4 million for the three months ended March 31, 2022, as compared to a gain of $0.9 million for the corresponding period in the prior year. The gain for the three months ended March 31, 2021 was due primarily to a $0.9 million gain from securitized Borrower Loans, which were deconsolidated from our balance sheet on September 27, 2021, as discussed above. The remaining change was attributable to a decrease in fair value adjustments of $4.5 million, partially offset by a decrease in net charge-offs of $0.1 million. These changes are primarily reflective of increased capital markets volatility and benchmark interest rates during the current period, as well as the fair value recovery of Borrower Loans in the first quarter of 2021 following the large negative fair value adjustments recognized in 2020 as a result of the COVID-19 pandemic.
There was also a $2.3 million loss recognized for the three months ended March 31, 2021 related to the Certificates Issued by Securitization Trust, which are no longer on our balance sheet. The gain on changes in fair value from Notes of $4.2 million for the three months ended March 31, 2022 was generally consistent with the negative fair value adjustments, partially offset by reduced charge-offs, related to the Borrower Loans, as discussed above.
We also hold a swaption to limit our exposure to fluctuations in LIBOR due to our PWIT Warehouse Line, which bears interest at LIBOR plus 2.75%. For the three months ended March 31, 2022, the fair value of that swaption increased $0.4 million. For the corresponding period in the prior year, the change in the fair value was immaterial.

The following table details the changes in our fair value of our financial instruments for the three months ended March 31, 2022 and 2021, respectively (in thousands):

	Three Months Ended March 31,
	2022	2021
Assets:
Borrower Loans	$(4,413)	$948
Loans Held for Sale	(2,925)	(642)

Liabilities:
Notes	4,241	(229)
Certificates Issued by Securitization Trust	—	(2,327)
Total	$(3,097)	$(2,250)
Expenses
The following tables summarize our expenses for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021	Change	% Change
Expenses
Origination and Servicing	$11,200	$8,374	$2,826	34%
Sales and Marketing	13,684	7,722	5,962	77%
General and Administrative - Research and Development	5,169	4,249	920	22%
General and Administrative - Other	14,124	13,395	729	5%
Change in Fair Value of Convertible Preferred Stock Warrants	(33,411)	44,431	(77,842)	n/m
Gain on Forgiveness of PPP Loan	(8,604)	—	(8,604)	100%
Other Income, Net	(187)	(187)	—	—%
Total Expenses	$1,975	$77,984	$(76,009)	(97)%
n/m: not meaningful
The following table reflects full-time employees as of March 31, 2022 and 2021 by functional area:

	March 31, 2022	March 31, 2021
Origination and Servicing	129	111
Sales and Marketing	23	14
General and Administrative - Research and Development	105	93
General and Administrative - Other	156	138
Total Headcount	413	356
Origination and Servicing
Origination and Servicing costs consist primarily of salaries, benefits and stock-based compensation expense related to our capital markets, collections, customer support and payment processing employees and vendor costs associated with facilitating and servicing loans. The increase for the three months ended March 31, 2022 of $2.8 million, or 34%, as compared to the corresponding period in 2021 was primarily due to a $2.2 million combined increase in loan servicing and origination costs, consistent with the increase in originations discussed above. Included in that increase is $0.7 million in external servicing costs associated with our Credit Card product in the first quarter of 2022. Additionally, compensation expense increased $0.3 million, driven primarily by increased headcount, and internal-use software amortization increased $0.4 million due to the deployment of various marketplace features over the past two years. Of the total increase in Origination and Servicing costs for the three months ended March 31, 2022, approximately $1.2 million related specifically to our Credit Card product.

Sales and Marketing
Sales and Marketing costs consist primarily of affiliate marketing, search engine marketing, online and offline campaigns, email marketing, public relations and direct mail marketing, as well as compensation expenses such as wages, benefits and stock-based compensation for the employees who support these activities. For the three months ended March 31, 2022, the increase of $6.0 million, or 77%, from the corresponding period in the prior year was due primarily to an overall increase in marketing and advertising, including marketing partnership costs of $3.3 million, direct mail costs of $1.8 million and digital advertising spend of $0.7 million. Additionally, compensation expense increased $0.4 million, due primarily to increased headcount. Of the total increase in Sales and Marketing costs for the three months ended March 31, 2022, approximately $2.6 million related specifically to our Credit Card product.
General and Administrative - Research and Development
General and Administrative – Research and Development costs consist primarily of salaries, benefits and stock-based compensation expense related to our engineering and product development employees, as well as related vendor costs. The increase in General and Administrative – Research and Development for the three months ended March 31, 2022 of $0.9 million, or 22%, was due primarily to a $1.3 million increase in compensation expense and a $0.4 million increase in outsourced services, primarily related to an increase in headcount due to the development of various platform features and our Credit Card product. These increases were partially offset by additional capitalized internal-use software and web development costs. Specifically these capitalized costs were $2.7 million and $2.0 million for the three months ended March 31, 2022 and 2021, respectively. Of the total increase in General and Administrative - Research and Development costs for the three months ended March 31, 2022, approximately $0.5 million related specifically to our Credit Card product.
General and Administrative - Other
General and Administrative – Other expenses consist primarily of salaries, benefits and stock-based compensation expense related to our accounting and finance, risk, legal, compliance, human resources and facilities employees, professional fees related to legal and accounting and facilities expenses. The increase in General and Administrative - Other for the three months ended March 31, 2022 of $0.7 million, or 5%, was due primarily to a $0.8 million increase in compensation expense, driven primarily by increased headcount. There were also $0.4 million increases in facilities and maintenance costs, due in part to our employees beginning to return to the office in the first quarter of 2022, as well as increased usage of our datacenters. These increases were partially offset by a $0.7 million decrease in professional services, as there were additional initiatives in the prior year that did not recur in 2022, including those related to the initial launch of our Credit Card product. Of the total increase in General and Administrative - Other costs for the three months ended March 31, 2022, approximately $0.6 million related specifically to our Credit Card product.
Change in Fair Value of Convertible Preferred Stock Warrants
Change in Fair Value of Convertible Preferred Stock Warrants was a gain of $33.4 million for the three months ended March 31, 2022 due to a decrease in the fair value of the underlying Convertible Preferred Stock for the period. Change in Fair Value of Convertible Preferred Stock Warrants was a loss of $44.4 million for the three months ended March 31, 2021, due to an increase in the fair value of the underlying Convertible Preferred Stock for the period.
Gain on Forgiveness of PPP Loan
As discussed in Note 10 of the accompanying condensed consolidated financial statements, on March 21, 2022, we were notified by the SBA that all principal and interest under our PPP loan, totaling $8.6 million, was forgiven through a full forgiveness payment made on March 15, 2022 by the SBA to the lender of our PPP loan. As a result, we recognized the entire forgiven principal and interest as Gain on Forgiveness of PPP Loan for the three months ended March 31, 2022.
Other Income, Net
Other Income, Net was $0.2 million for the three months ended March 31, 2022 and primarily consists of sublease income, interest income on cash and cash equivalents and other miscellaneous items. There was no change in Other Income, Net for the three months ended March 31, 2022, as compared to the corresponding period in 2021.
Non-GAAP Financial Measure - Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure that we define as Net Income (Loss) adjusted for interest income on Cash and Cash Equivalents, Income Tax Expense, depreciation and amortization, impairment of long-lived assets and Goodwill, stock-based compensation expense, Change in Fair Value of Convertible Preferred Stock Warrants and certain infrequent or unusual transactions. The presentation of non-GAAP financial measures should not be considered in isolation or as a substitute for our financial results prepared in accordance with GAAP.
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
•Gain on Forgiveness of PPP Loan: We recorded a gain on forgiveness when our PPP loan was forgiven by the SBA in the first quarter of 2022. We exclude the impact of this gain because of the infrequent nature of the transaction. Management does not believe that it is reflective of our ongoing operating results.

The following table presents a reconciliation of Net Income (Loss) to Adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2022	2021
Net Income (Loss)	$36,632	$(44,889)
Depreciation expense:
Servicing and Origination	2,018	1,610
General and Administration - Other	641	593
Amortization of Intangibles	34	43
Stock-Based Compensation	295	319
Gain on Forgiveness of PPP Loan	(8,604)	—
Change in the Fair Value of Warrants	(33,411)	44,431
Interest Income on Cash and Cash Equivalents	(3)	(2)
Income Tax Expense	20	21
Adjusted EBITDA	$(2,378)	$2,126

Expenses on the condensed consolidated statements of operations include the following amounts of stock-based compensation expense for the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021
Origination and Servicing	$28	$31
Sales and Marketing	28	16
General and Administrative	239	272
Total Stock-Based Compensation Expense	$295	$319

LIQUIDITY AND CAPITAL RESOURCES
We believe our liquidity needs for the next twelve months, and for the foreseeable future beyond that period, can be met through transaction fees, servicing fees, net interest income, other revenue, proceeds from sales of loans, draws on Warehouse Lines and Cash and Cash Equivalents. For further details related to our warehouse lines, see Note 10 of the accompanying condensed consolidated financial statements. If the financial results anticipated are not achieved, our sources of liquidity may not be sufficient to meet our operating and liquidity requirements without obtaining additional liquidity which may not be available on favorable terms or at all.
The following table summarizes our cash flow activities for the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021
Net Income (Loss)	$36,632	$(44,889)

Net Cash (Used in) Provided by Operating Activities	(50,640)	52,540
Net Cash (Used in) Provided by Investing Activities	(22,121)	13,151
Net Cash Provided by (Used in) Financing Activities	56,784	(58,289)
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(15,977)	7,402
Cash, cash equivalents and restricted cash at the beginning of the period	235,625	213,868
Cash, cash equivalents and restricted cash at the end of the period	$219,648	$221,270

Cash, Cash Equivalents and Restricted Cash decreased by $16.0 million for the three months ended March 31, 2022, based on the following components:
Operating Activities: $50.6 million in cash was used in operating activities, driven by (a) $43.6 million in net purchases of Loans Held for Sale and (b) $8.4 million in cash used for working capital, primarily due to the timing of payments to investors and third-party vendors, offset by (c) $1.3 million in net income, net of non-cash items. These non-cash items include the $8.6 million Gain on Forgiveness of PPP Loan, which is more fully described in Note 10 of the accompanying condensed consolidated financial statements.
Investing Activities: $22.1 million in cash was used in investing activities due to (a) $66.9 million in purchases of Borrower Loans, and (b) $3.8 million in purchases of property and equipment, primarily consisting of internal-use software, offset by (c) $48.6 million from sales and principal payments of Borrower Loans.
Financing Activities: $56.8 million in cash was provided by financing activities, due primarily to (a) $19.0 million in proceeds from issuance, net of payments, on Notes, at Fair Value and (b) $37.8 million in proceeds from Warehouse Lines.
Cash, Cash Equivalents and Restricted Cash increased $7.4 million for the three months ended March 31, 2021 based on the following components:
Operating Activities: $52.5 million in cash was provided by operating activities, driven by (a) $44.7 million in net proceeds and principal payments from Loans Held for Sale, (b) $1.8 million in cash provided by working capital, primarily due to the timing of payments to investors and third-party vendors, and (c) $6.1 million in net loss, net of non-cash items.
Investing Activities: $13.2 million in cash was provided by investing activities, due to (a) $65.2 million from sales and principal payments of Borrower Loans, offset by (b) $49.0 million in purchases of Borrower Loans and (c) $3.1 million in purchases of property and equipment, primarily consisting of internal-use software.
Financing Activities: $58.3 million in cash was used in financing activities, primarily to (a) $38.0 million in payments on Notes and Certificates Issued by Securitization Trusts, and (b) $29.2 million in net payments on Warehouse Lines, offset by (c) $10.1 million in proceeds from issuance, net of payments, from Notes, at Fair Value. We also incurred $1.3 million in debt issuance costs related to the extension of the PWIIT Warehouse Line in March 2021.
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
Off-Balance Sheet Arrangements
As a result of retaining servicing rights on the sale of Borrower Loans, we are an interest holder in certain special purpose entities that purchase these Borrower Loans. None of these special purpose entities are consolidated as we are not the primary beneficiary. Other than these special purpose entities, as of March 31, 2022, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements or other purposes.
CRITICAL ACCOUNTING POLICIES
Certain of Prosper's accounting policies that involve a higher degree of judgment and complexity are discussed in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in Prosper’s Annual Report on Form 10-K for the year ended December 31, 2021. There have been no significant changes to these critical accounting estimates during the first three months of 2022.

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
Recent Developments
We continue to track the impact of COVID-19 and its variants on our communities, and are offering assistance to qualified borrowers who are facing financial hardship as a result of the COVID-19 pandemic. These relief options include, among other things, the ability to delay up to four monthly loan payments, the ability to reduce minimum monthly payments for up to 12 months and extend the term of the loan by up to 11 months, and waived late and non-sufficient funds fees. Since COVID-19 relief was first offered in March 2020 and through March 31, 2022, approximately 9% of our outstanding loan balances on a cumulative basis have enrolled in at least one of these COVID-19 relief programs. Approximately 1% of our outstanding loan balances are actively enrolled in at least one relief program as of March 31, 2022. Overall requests for COVID-19 relief are declining; however, enrollment may continue as long as the pandemic continues to trigger financial hardship for borrowers.
Results of Operations
Overview
The following tables summarize Prosper Funding’s net income (loss) for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Total Net Revenues	$17,666	$12,765	$4,901	38%
Total Expenses	16,221	13,969	2,252	16%
Net Income (Loss)	$1,445	$(1,204)	$2,649	n/m
n/m: not meaningful

Total net revenues for the three months ended March 31, 2022 increased $4.9 million, or 38%, from the three months ended March 31, 2021, primarily due to increased administration fee revenue driven by an increase in the number of loan listings on our marketplace during the period. Additionally, we have reduced our reliance on external collection agencies, which resulted in an increase in Servicing Fees, Net. Total expenses for the three months ended March 31, 2022 increased $2.3 million, or 16%, from the three months ended March 31, 2021, primarily due to an increase in the number of loans funded during the period, which resulted in increased administration fee expense. The increases in loan listings and originations are due to increased investor demand, lower rates offered to borrowers and more normalized underwriting requirements, reflecting the general economic recovery since the start of the COVID-19 pandemic.
Revenues

The following tables summarizes Prosper Funding’s revenue for the three months ended March 31, 2022 and 2021 (in thousands, except percentages):

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Revenues:
Operating Revenues:
Administration Fee Revenue - Related Party	$10,120	$6,786	$3,334	49%
Servicing Fees, Net	4,551	3,601	950	26%
Gain on Sale of Borrower Loans	2,160	2,011	149	7%
Other Revenues	309	51	258	506%
Total Operating Revenues	17,140	12,449	4,691	38%
Interest Income on Borrower Loans	9,966	8,557	1,409	16%
Interest Expense on Notes	(9,268)	(8,013)	(1,255)	16%
Net Interest Income	698	544	154	28%
Change in Fair Value of Financial Instruments, Net	(172)	(228)	56	(25)%
Total Net Revenue	$17,666	$12,765	$4,901	38%
Administration Fee Revenue - Related Party
We primarily generate revenues through license fees we earn under our Administration Agreement with PMI. The Administration Agreement contains a license we grant to PMI that entitles PMI to use the marketplace for, and in relation to: (i) PMI’s performance of its duties and obligations under the Administration Agreement, and (ii) PMI’s performance of its duties and obligations to WebBank under the Loan Account Program Agreement. The Administration Agreement requires PMI to pay us a monthly license fee that is partially based on the number of loan listings posted on the marketplace in that month, as well as a rebate fee based on rebates given to investors as an incentive to purchase Borrower Loans from PFL. The increases in Administrative Fee Revenue of $3.3 million for the three months ended March 31, 2022, as compared to the corresponding period in 2021, is primarily due to an increase in loan listings generated on the marketplace during the period.
Servicing Fees, Net
Investors who purchase Borrower Loans through the Whole Loan Channel typically pay us a servicing fee which is currently set at 1.075% per annum of the outstanding principal balance of the Borrower Loan prior to applying the current payment. The servicing fee compensates us for the costs incurred in servicing the Borrower Loan, including managing payments from borrowers, managing payments to investors and maintaining investors’ account portfolios. We record Servicing Fees from investors as a component of operating revenue when received. We also include any collection fees received, net of collection agency expenses, in Servicing Fees, Net.
The increase in Servicing Fees, Net of $1.0 million for the three months ended March 31, 2022, respectively, as compared to the corresponding period in 2021, is primarily due to reduced reliance on external collection agencies during this time. We utilized these agencies more in the prior year to address enhanced collection efforts required during the COVID-19 pandemic.
Gain on Sale of Borrower Loans
Gain on Sale of Borrower Loans consists of net gains (losses) on Borrower Loans sold through the Whole Loan Channel. The increase in Gain on Sale of Borrower Loans of $0.1 million for the three months ended March 31, 2022, as compared to the same period in 2021, is due to increased whole loan originations during the period.
Other Revenues
Other Revenues consists primarily of credit referral and incentive fees. Credit referral fees are earned from partner companies for the referral of customers on our platform, while incentive fees are earned from partner companies through our incentive programs. The $0.3 million increase in Other Revenues for the three months ended March 31, 2022, as compared to the corresponding period in 2021, is primarily due to increased incentive fees generated from a whole loan purchaser.

Interest Income on Borrower Loans and Interest Expense on Notes
We recognize Interest Income on Borrower Loans using the accrual method based on the stated interest rate to the extent we believe it to be collectible. We record Interest Expense on the corresponding Notes based on the contractual interest rates. The interest rate on Notes is generally 1% lower than the interest rate on the corresponding Borrower Loans to compensate us for servicing the underlying Borrower Loans.
Overall, the $0.2 million increase in Net Interest Income for the three months ended March 31, 2022, as compared to the same period in 2021, is due to an increase in the outstanding principal balance of Borrower Loans and Notes during this period.
Change in Fair Value of Financial Instruments, Net
Change in Fair Value of Financial Instruments, Net captures gains (losses) in fair value estimates using discounted cash flow methodologies that are based upon a set of valuation assumptions. The key assumptions used in valuations include default and prepayment rates derived from historical performance and discount rates that reflect estimates of the rates of return that investors would require when investing in other financial instruments with similar characteristics. Changes in fair value of Borrower Loans funded through the Note Channel are largely offset by the changes in fair value of the corresponding Notes due to the borrower payment-dependent structure, though differences will arise due to the actual and projected impact of cash flows related to charge-offs, debt sales and miscellaneous fees.
The following table summarizes the fair value adjustments for the three month periods ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Borrower Loans	$(4,413)	$1
Notes	4,241	(229)
Total	$(172)	$(228)
Expenses
The following table summarizes our expenses for the three month periods ended March 31, 2022 and 2021 (in thousands, except percentages):

	Three Months Ended March 31,
	2022	2021	Change	% Change
Expenses:
Administration Fee - Related Party	$14,435	$12,432	$2,003	16%
Servicing	1,648	1,413	235	17%
General and Administrative	138	124	14	11%
Total Expenses	$16,221	$13,969	$2,252	16%
Administration Fee - Related Party
Pursuant to our Administration Agreement with PMI, PMI manages the marketplace on our behalf. Accordingly, each month we are required to pay PMI (a) a corporate administration fee of $500,000 per month, (b) a fee for each Borrower Loan originated through the marketplace, (c) 62.5% of all Servicing Fees collected by us or on our behalf, and (d) all nonsufficient funds fees collected by us or on our behalf. The increase in Administration Fee expense of $2.0 million for the three months ended March 31, 2022, as compared to the same period in 2021, was due to increased origination volume of Borrower Loans for the current period. In general, the Administrative Fee Expense will not fluctuate directly in line with the Administrative Fee Revenue due to both the flat corporate administrative fee, as well as the fact that we pay fees for three different services, but receive a fee based only the number of loans listed on the platform.
Servicing
Servicing costs consist primarily of vendor and borrower costs, as well as depreciation of internal-use software associated with servicing Borrower Loans. The increase in Servicing costs for the three months ended March 31, 2022, as compared to the corresponding period in 2021, was primarily driven by the increase in originations and the depreciation of internal-use software during this time.
General and Administrative
General and Administrative costs consist primarily of bank service charges and professional fees. The change in General and Administrative costs was not significant for the three months ended March 31, 2022, as compared to the corresponding period in 2021.
LIQUIDITY AND CAPITAL RESOURCES
We anticipate that our available funds and cash flow from operations will be sufficient to meet our operational cash needs for at least the next 12 months.
The following table summarizes our cash flow activities for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Net Income (Loss)	$1,445	$(1,204)

Net Cash Provided by Operating Activities	84	3,682
Net Cash Used In Investing Activities	(19,912)	(11,247)
Net Cash Provided by Financing Activities	18,976	10,073
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(852)	2,508
Cash, cash equivalents and restricted cash at the beginning of the period	167,876	140,924
Cash, cash equivalents and restricted cash at the end of the period	$167,024	$143,432

Cash, Cash Equivalents and Restricted Cash decreased $0.9 million for the three months ended March 31, 2022, based on the following components:
Operating Activities: $0.1 million was provided by operating activities, driven by net income, net of non-cash adjustments of $2.7 million, offset by cash used in working capital of $2.6 million, primarily due to the timing of payments to PMI and investors.
Investing Activities: $19.9 million was used in investing activities, due to $66.9 million in purchases of Borrower Loans and $1.6 million in purchases of property and equipment, partially offset by $48.6 million of principal payments under Borrower Loans.
Financing Activities: $19.0 million was provided by financing activities, due to $67.7 million in proceeds from the issuance of Notes, at Fair Value, partially offset by $48.8 million in payments for Notes, at Fair Value.
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
Income Taxes
We incurred no income tax expense for the three months ended March 31, 2022 and 2021. We are a US disregarded entity for income tax purposes and our income and loss is included in the return of our parent, PMI. Given PMI’s history of taxable losses, it is difficult to accurately forecast how Prosper’s and our results will be affected by the realization and use of net operating loss carry forwards.
Off-Balance Sheet Arrangements
As a result of retaining servicing rights on the sale of Borrower Loans, we are a variable interest holder in certain special purposes entities that purchase these Borrower Loans. None of these special interest entities are consolidated as we are not the primary beneficiary. Otherwise as of March 31, 2022, we have not engaged in any off-balance sheet financing activities.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND INTEREST RATE RISK
PROSPER MARKETPLACE, INC.
Market Risk
Market risk is the risk of loss to future earnings, values, or future cash flows that may result from changes in financial market prices and interest rates.
Through the Warehouse Lines we invest in Loans Held for Sale. Investments in interest-earning instruments carry a degree of interest rate risk. Changes in U.S. interest rates affect the market value of these Loans Held for Sale on our balance sheet. Our future investment income may fall short of expectations, or we may suffer a loss in principal if we are forced to sell Loans Held for Sale that have declined in market value due to changes in interest rates, loss assumptions or overall market conditions. Changes in the market value of Loans Held for Sale are recorded on the Consolidated Statement of Operations. The fair value of Loans Held for Sale was $284.1 million and $243.2 million as of March 31, 2022, and December 31, 2021, respectively.
The fair values of Borrower Loans, Loans Held for Sale, and Notes are determined using discounted cash flow methodologies based upon a set of valuation assumptions such as default rate, prepayment rate and discount rate. Default rate, prepayment rate and discount rate may change due to expected loan performance or changes in the expected returns of similar financial instruments available in the market. We are exposed to the risk of decrease in the fair value of loans held in the warehouse trusts. For Borrower Loans and Notes presented on our Balance Sheet on behalf of our Note Channel investors, the fair value adjustments for Borrower Loans are largely offset by the fair value adjustments of the Notes due to the borrower payment dependent design of the Notes and due to the total principal balances of the Borrower Loans being very close to the total principal balances of the Notes.
We are also exposed to variable interest rate risk under the debt from the Warehouse Lines, which had an outstanding balance of $247.2 million and $209.3 million as of March 31, 2022, and December 31, 2021, respectively. To reduce the impact of large fluctuations in interest rates, we hedged a portion of our interest rate risk by entering into a derivative agreement with a financial institution, which is currently in the money. The derivative agreement that we use to manage the risk associated with fluctuations in interest rates may not be able to eliminate the exposure to these changes. Interest rates are sensitive to numerous factors outside of our control, such as government and central bank monetary policy in the United States. Depending on the size of the exposures and the relative movements of interest rates, if we choose not to hedge or fail to effectively hedge our exposure, we could experience a material adverse effect on our results of operations and financial condition.
PMI had cash and cash equivalents of $52.6 million and $67.7 million as of March 31, 2022, and December 31, 2021, respectively. These amounts were held in various unrestricted deposits with highly rated financial institutions and short-term, highly liquid marketable securities which may include money market funds, U.S. Treasury securities, and U.S. agency securities. Cash and Cash Equivalents are held for working capital purposes. Due to their short-term nature, Prosper believes that it does not have any material exposure to changes in the fair value of these liquid investments as a result of changes in interest rates. Decreases in short-term interest rates will moderately reduce interest income on these Cash and Cash Equivalents. Increases in short-term interest rates will moderately increase the interest income earned on the Cash and Cash Equivalents.
Interest Rate Sensitivity
As more fully described in Note 7, Fair Value of Assets and Liabilities, of Prosper's condensed consolidated financial statements attached to this Quarterly Report on Form 10-Q, the combined fair value of Borrower Loans and Loans Held for Sale is $565.7 million as of March 31, 2022, determined using a weighted-average discount rate of 5.83%. The combined fair value of Borrower Loans and Loans Held for Sale was $510.8 million as of December 31, 2021, determined using a weighted-average discount rate of 5.64%. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $5.7 million and $5.1 million in the fair value of Prosper’s investment in Borrower Loans and Loans Held for

Sale as of March 31, 2022, and December 31, 2021, respectively. A hypothetical 100 basis point decrease in interest rates would result in an increase of approximately $5.9 million and $5.3 million in the fair value of Prosper’s investment in Borrower Loans and Loans Held for Sale as of March 31, 2022, and December 31, 2021, respectively. Any realized or unrealized gains or losses resulting from such interest rate change would be recorded in our statement of operations so long as we hold these Borrower Loans and Loans Held for Sale on our balance sheet.
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
Prosper Funding had cash and cash equivalents of $11.5 million as of March 31, 2022, and $10.8 million as of December 31, 2021. These amounts were held in various unrestricted deposits with highly rated financial institutions and short term, highly liquid marketable securities which may include money market funds, U.S. treasury securities and U.S. agency securities. Cash and cash equivalents are held for working capital purposes. Due to their short-term nature, Prosper Funding believes that it does not have any material exposure to changes in the fair value of these liquid investments as a result of changes in interest rates. Decreases in short-term interest rates will moderately reduce interest income on these cash and cash equivalents, while increases in short-term interest rates will moderately increase the interest income earned on these cash and cash equivalent balances.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Registrants’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are designed to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the SEC, and that such information is accumulated and communicated to management, including to each Registrant’s Principal Executive Officer (PEO) and Principal Financial Officer (PFO), to allow timely decisions regarding required disclosures. The management of each Registrant, with the participation of such Registrant’s PEO and PFO, has evaluated the effectiveness of such Registrant’s disclosure controls and procedures as of March 31, 2022. Based on this evaluation, each Registrant’s PEO and PFO have concluded that these disclosure controls and procedures were effective as of March 31, 2022.
Changes in Internal Control Over Financial Reporting
There were no changes in either Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, either Registrant’s internal control over financial reporting.
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

This Item should be read in conjunction with the disclosures contained in Part I, Item 3, “Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2021.
Item 1A. Risk Factors
You should carefully consider all information in this Quarterly Report on Form 10-Q, including the condensed consolidated financial statements and related notes, and the risks described in Part I, Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2021.
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

4.3	First Supplemental Indenture, dated May 10, 2013, between Prosper Funding LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 of PMI and PFL's Quarterly Report on Form 10-Q, filed on August 14, 2013)

10.1	Promissory Note, dated April 24, 2020, by and between Broadway National Bank and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.1 of PMI’s Current Report on Form 8-K, filed on April 30, 2020)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PMI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (1)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PMI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (1)

31.3	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PFL’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (1)

31.4	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PFL’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (1)

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to PMI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (1)

32.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to PFL’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (1)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	Taxonomy Extension Calculation Linkbase Document

101.LAB	Taxonomy Extension Label Linkbase Document

101.PRE	Taxonomy Extension Presentation Linkbase Document

101.DEF	Taxonomy Extension Definition Linkbase Document

(1)	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSPER MARKETPLACE, INC.
PROSPER FUNDING LLC

May 12, 2022	/s/ David Kimball
David Kimball
Chief Executive Officer of Prosper Marketplace, Inc.
Chief Executive Officer of Prosper Funding LLC
(Principal Executive Officer)

May 12, 2022	/s/ Usama Ashraf
Usama Ashraf
President and Chief Financial Officer of Prosper Marketplace, Inc.
President, Chief Financial Officer and Treasurer of Prosper Funding LLC
(Principal Financial Officer)