Form 10-Q
period 2022-06-30
PROSPER MARKETPLACE, INC; Prosper Funding LLC
filed 2022-08-12
CIK 1416265, 1542574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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
As of August 9, 2022, there were 73,599,541 shares of Prosper Marketplace, Inc. common stock outstanding. Prosper Funding LLC does not have any common stock outstanding.
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

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Prosper Marketplace, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except for share and per share amounts)

	June 30, 2022	December 31, 2021
Assets:
Cash and Cash Equivalents	$55,118	$67,700
Restricted Cash (1)	176,349	167,925
Accounts Receivable	2,558	1,054
Loans Held for Sale, at Fair Value (1)	312,693	243,170
Borrower Loans, at Fair Value	301,893	267,626
Property and Equipment, Net	39,444	29,714
Prepaid and Other Assets (1)	12,944	6,238
Servicing Assets	10,323	8,761
Goodwill	36,368	36,368
Intangible Assets, Net	260	328
Total Assets	$947,950	$828,884
Liabilities, Convertible Preferred Stock and Stockholders' Deficit:
Accounts Payable and Accrued Liabilities	$35,586	$25,790
Payable to Investors	157,633	152,794
Notes, at Fair Value	300,521	265,985
Warehouse Lines (1)	274,468	209,275
Other Liabilities	25,861	23,900
Convertible Preferred Stock Warrant Liability	173,455	250,941
Total Liabilities	$967,524	$928,685
Commitments and Contingencies (Note 16)
Convertible Preferred Stock – $0.01 par value; 444,760,848 shares authorized as of June 30, 2022 and December 31, 2021; 209,613,570 issued and outstanding as of June 30, 2022 and December 31, 2021. Aggregate liquidation preference of $370,456 as of June 30, 2022 and December 31, 2021.	$322,748	$322,748
Less: Convertible Preferred Stock Held by Consolidated VIE (Note 12), 51,247,915 shares issued and outstanding as of June 30, 2022 and December 31, 2021	(2,381)	(2,381)
Stockholders' Deficit:
Common Stock – $0.01 par value; 625,000,000 shares authorized; 74,535,476 shares issued and 73,599,541 shares outstanding, as of June 30, 2022; 73,089,929 shares issued and 72,153,994 shares outstanding, as of December 31, 2021	260	245
Additional Paid-In Capital	158,171	157,256
Less: Treasury Stock	(23,417)	(23,417)
Accumulated Deficit	(474,955)	(554,252)
Total Stockholders' Deficit	$(339,941)	$(420,168)
Total Liabilities, Convertible Preferred Stock and Stockholders' Deficit	$947,950	$828,884
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

Note 10, Debt, to our Notes to Condensed Consolidated Financial Statements for additional information.

	June 30, 2022	December 31, 2021
Assets of consolidated VIEs, included in total assets above:
Restricted Cash	$6,173	$5,128
Loans Held for Sale, at Fair Value	312,693	243,170
Prepaid and Other Assets	2,820	2,846
Total assets of consolidated variable interest entities	$321,686	$251,144
Liabilities of consolidated VIEs, included in total liabilities above:
Warehouse Lines	$274,468	$209,275
Total liabilities of consolidated variable interest entities	$274,468	$209,275

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Marketplace, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except for share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Operating Revenues:
Transaction Fees, Net	$42,986	$20,941	$69,471	$41,771
Servicing Fees, Net	3,153	3,553	7,361	6,967
Gain on Sale of Borrower Loans	3,352	1,366	5,031	2,989
Other Revenue	2,014	938	3,525	1,465
Total Operating Revenues	51,505	26,798	85,388	53,192
Interest Income (Expense):
Interest Income on Borrower Loans and Loans Held for Sale	20,579	21,048	38,662	42,946
Interest Expense on Financial Instruments	(14,101)	(12,953)	(25,870)	(25,878)
Total Interest Income, Net	6,478	8,095	12,792	17,068
Change in Fair Value of Financial Instruments, Net	(2,722)	(159)	(4,326)	(2,410)
Total Net Revenue	55,261	34,734	93,854	67,850
Expenses:
Origination and Servicing	13,873	8,681	25,039	17,055
Sales and Marketing	22,401	7,904	36,085	15,626
General and Administrative	20,687	18,329	39,980	35,973
Change in Fair Value of Convertible Preferred Stock Warrants	(44,075)	5,686	(77,486)	50,117
Gain on Forgiveness of PPP Loan (Note 10)	—	—	(8,604)	—
Other Income, Net	(310)	(82)	(497)	(269)
Total Expenses	12,576	40,518	14,517	118,502
Net Income (Loss) Before Taxes	42,685	(5,784)	79,337	(50,652)
Income Tax Expense	(20)	(21)	(40)	(42)
Net Income (Loss)	$42,665	$(5,805)	$79,297	$(50,694)
Less: Net Income Allocated to Participating Securities	(28,663)	—	(53,352)	—
Net Income (Loss) Attributable to Common Stockholders	$14,002	$(5,805)	$25,945	$(50,694)
Net Income (Loss) Per Share – Basic	$0.19	$(0.08)	$0.36	$(0.72)
Net Income (Loss) Per Share – Diluted	$0.04	$(0.08)	$0.07	$(0.72)
Weighted Average Shares – Basic	72,971,346	70,868,080	72,643,221	70,110,288
Weighted Average Shares – Diluted	345,337,390	70,868,080	349,077,671	70,110,288

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Marketplace, Inc.
Condensed Consolidated Statements of Other Comprehensive Income (Loss) (Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net Income (Loss)	$42,665	$(5,805)	$79,297	$(50,694)
Other Comprehensive Income (Loss), Before Tax:
Other Comprehensive Income (Loss), Before Tax	—	—	—	—
Other Comprehensive Income (Loss), Net of Tax:	—	—	—	—
Comprehensive Income (Loss), Net of Tax	$42,665	$(5,805)	$79,297	$(50,694)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Marketplace, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit (Unaudited)
(in thousands, except for share amounts)

	Convertible Preferred Stock		Convertible Preferred Stock Held by Consolidated VIE		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2022	209,613,570	$322,748	(51,247,915)	$(2,381)	77,331,229	$245	(5,177,235)	$(23,417)	$157,256	$(554,252)	$(420,168)
Exercise of vested stock options	—	—	—	—	1,445,547	15	—	—	20	—	35
Stock-based compensation expense	—	—	—	—	—	—	—	—	895	—	895
Net income	—	—	—	—	—	—	—	—	—	79,297	79,297
Balance as of June 30, 2022	209,613,570	$322,748	(51,247,915)	$(2,381)	78,776,776	$260	(5,177,235)	$(23,417)	$158,171	$(474,955)	$(339,941)

	Convertible Preferred Stock		Convertible Preferred Stock Held by Consolidated VIE		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2021	209,613,570	$322,748	(51,247,915)	$(2,381)	74,316,607	$215	(5,177,235)	$(23,417)	$155,952	$(415,911)	$(283,161)
Exercise of vested stock options	—	—	—	—	1,754,458	18	—	—	18	—	36
Stock-based compensation expense	—	—	—	—	—	—	—	—	645	—	645
Net loss	—	—	—	—	—	—	—	—	—	(50,694)	(50,694)
Balance as of June 30, 2021	209,613,570	$322,748	(51,247,915)	$(2,381)	76,071,065	$233	(5,177,235)	$(23,417)	$156,615	$(466,605)	$(333,174)

	Convertible Preferred Stock		Convertible Preferred Stock Held by Consolidated VIE		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2022	209,613,570	$322,748	(51,247,915)	$(2,381)	77,331,229	$245	(5,177,235)	$(23,417)	$157,256	$(554,252)	$(420,168)
Exercise of vested stock options	—	—	—	—	339,867	4	—	—	4	—	8
Stock-based compensation expense	—	—	—	—	—	—	—	—	341	—	341
Net income	—	—	—	—	—	—	—	—	—	36,632	36,632
Balance as of March 31, 2022	209,613,570	$322,748	(51,247,915)	$(2,381)	77,671,096	$249	(5,177,235)	$(23,417)	$157,601	$(517,620)	$(383,187)
Exercise of vested stock options	—	—	—	—	1,105,680	11	—	—	16	—	27
Stock-based compensation expense	—	—	—	—	—	—	—	—	554	—	554
Change in net unrealized loss on available for sale investments, at fair value	—	—	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	—	42,665	42,665
Balance as of June 30, 2022	209,613,570	$322,748	(51,247,915)	$(2,381)	78,776,776	$260	(5,177,235)	$(23,417)	$158,171	$(474,955)	$(339,941)

	Convertible Preferred Stock		Convertible Preferred Stock Held by Consolidated VIE		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2021	209,613,570	$322,748	(51,247,915)	$(2,381)	74,316,607	$215	(5,177,235)	$(23,417)	$155,952	$(415,911)	$(283,161)
Exercise of vested stock options	—	—	—	—	1,624,461	17	—	—	17	—	34
Stock-based compensation expense	—	—	—	—	—	—	—	—	353	—	353
Net loss	—	—	—	—	—	—	—	—	—	(44,889)	(44,889)
Balance as of March 31, 2021	209,613,570	$322,748	(51,247,915)	$(2,381)	75,941,068	$232	(5,177,235)	$(23,417)	$156,322	$(460,800)	$(327,663)
Exercise of vested stock options	—	—	—	—	129,997	1	—	—	1	—	2
Stock-based compensation expense	—	—	—	—	—	—	—	—	292	—	292
Change in net unrealized loss on available for sale investments, at fair value	—	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(5,805)	(5,805)
Balance as of June 30, 2021	209,613,570	$322,748	(51,247,915)	(2,381)	76,071,065	$233	(5,177,235)	$(23,417)	$156,615	$(466,605)	$(333,174)
The accompanying notes are an integral part of these consolidated financial statements.

Prosper Marketplace, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from Operating Activities:
Net Income (Loss)	$79,297	$(50,694)
Adjustments to Reconcile Net Loss to Net Cash (Used in) Provided by Operating Activities:
Change in Fair Value of Financial Instruments, Net	4,326	2,410
Depreciation and Amortization	5,335	4,642
Amortization of Operating Lease Right-of-use Asset	1,884	1,818
Gain on Termination of Operating Lease Right-of-use Asset	(88)	—
Gain on Sales of Borrower Loans	(5,678)	(3,778)
Change in Fair Value of Servicing Rights	5,362	4,077
Stock-Based Compensation Expense	799	587
Change in Fair Value of Convertible Preferred Stock Warrants	(77,486)	50,117
Gain on Forgiveness of PPP Loan	(8,604)	—
Other, Net	(43)	1,606
Changes in Operating Assets and Liabilities:
Purchase of Loans Held for Sale at Fair Value	(1,292,648)	(792,674)
Proceeds from Sales and Principal Payments of Loans Held for Sale at Fair Value	1,214,053	836,302
Accounts Receivable	(1,504)	(483)
Prepaid and Other Assets	(1,867)	(972)
Accounts Payable and Accrued Liabilities	9,687	2,251
Payable to Investors	4,839	50,293
Other Liabilities	(635)	(2,238)
Net Cash (Used in) Provided by Operating Activities	(62,971)	103,264
Cash Flows from Investing Activities:
Purchase of Borrower Loans Held at Fair Value	(143,785)	(107,609)
Proceeds from Sales and Principal Payments of Borrower Loans Held at Fair Value	97,780	128,192
Purchases of Property and Equipment	(6,697)	(5,486)
Net Cash (Used in) Provided by Investing Activities	(52,702)	15,097
Cash Flows from Financing Activities:
Proceeds from Issuance of Notes Held at Fair Value	144,310	108,203
Payments of Notes Held at Fair Value	(97,730)	(81,042)
Principal Payments on Notes Issued by Securitization Trust	—	(62,448)
Principal Payments on Certificates Issued by Securitization Trust	—	(10,893)
Proceeds from Warehouse Lines	64,900	36,950
Principal Payments on Warehouse Lines	—	(59,900)
Payments of Debt Issuance Costs	—	(1,740)
Proceeds from Exercise of Stock Options	35	36
Net Cash Provided by (Used in) Financing Activities	111,515	(70,834)
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(4,158)	47,527
Cash, Cash Equivalents and Restricted Cash at Beginning of the Period	235,625	213,868
Cash, Cash Equivalents and Restricted Cash at End of the Period	$231,467	$261,395

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$25,047	$25,315
Non-Cash Investing Activity- Accrual for Property and Equipment, Net	1,080	1,034

	Six Months Ended June 30,
	2022	2021
Non-Cash Financing Activity - Forgiveness of PPP Loan	8,604	—

Reconciliation to Amounts on Consolidated Balance Sheets:
Cash and Cash Equivalents	$55,118	$56,018
Restricted Cash	176,349	205,377
Total Cash, Cash Equivalents and Restricted Cash	$231,467	$261,395

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
2. Summary of Significant Accounting Policies
Prosper’s significant accounting policies are included in Note 2, Summary of Significant Accounting Policies, in Prosper’s Annual Report on Form 10-K for the year ended December 31, 2021. There have been no changes to these accounting policies during the first six months of 2022, except as those related to our Credit Card product, as described below.
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
Credit Card
In December 2021, the Company launched its Prosper Credit Card product in partnership with Coastal Community Bank (“Coastal”), through which eligible consumers are extended unsecured credit through Prosper-branded Credit Cards. In accordance with the related Program Agreement between Prosper and Coastal, the receivables associated with these Credit Cards are maintained on the balance sheet of Coastal. Customer accounts are then randomly designated as either Prosper Allocations or Coastal Allocations on an approximate 90% to 10% split, respectively. Each party receives 100% of the interest income and is responsible for the credit losses on its allocated customer accounts. Prosper is responsible for verified fraud losses across the entire portfolio.
The Company evaluated the terms of the Program Agreement and determined that it contained features that met the definition of derivatives under Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging. These features are freestanding financial instruments (as defined under ASC 480, Distinguishing Liabilities from Equity), and have been valued separately as derivatives. A right of offset exists between the derivatives, and they are presented net in “Prepaid and Other Assets” on the accompanying condensed consolidated balance sheets. Changes in the fair value of the Credit Card derivative are included in “Changes in Fair Value of Financial Instruments, Net” on the accompanying condensed consolidated statements of operations.
Refer to Note 5, Credit Card, for additional details on revenues and expenses related to the Prosper Credit Card product.
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
3. Property and Equipment, Net
Property and Equipment consists of the following at the dates presented (in thousands):

	June 30, 2022	December 31, 2021
Internal-use software and website development costs	$45,869	$41,816
Operating lease right-of-use assets	27,465	17,485
Computer equipment	15,824	15,090
Leasehold improvements	7,168	7,167
Office equipment and furniture	2,961	2,961
Assets not yet placed in service	5,643	5,224
Property and equipment	104,930	89,743
Less: Accumulated depreciation and amortization	(65,486)	(60,029)
Total Property and Equipment, Net	$39,444	$29,714
Depreciation and amortization expense for Property and Equipment, Net for the three months ended June 30, 2022 and June 30, 2021 was $2.6 million and $2.4 million, respectively. Depreciation and amortization expense for Property and Equipment, Net for the six months ended June 30, 2022 and June 30, 2021 was $5.3 million and $4.6 million, respectively. These charges are included in General and Administrative expenses on the condensed consolidated statements of operations. PMI capitalized internal-use software and website development costs in the amount of $2.6 million and $2.5 million for the three months ended June 30, 2022 and June 30, 2021, respectively. PMI capitalized internal-use software and website development costs in the amount of $5.3 million and $4.5 million for the six months ended June 30, 2022 and June 30, 2021, respectively. Additionally, disclosures around the operating lease right-of-use assets are included in Note 15.
4. Borrower Loans, Loans Held for Sale and Notes, at Fair Value
The aggregate principal balances outstanding and fair values of Borrower Loans, Loans Held for Sale, and Notes as of June 30, 2022 and December 31, 2021, are presented in the following table (in thousands):

	Borrower Loans		Loans Held for Sale		Notes
	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Aggregate principal balance outstanding	$305,406	$265,232	$316,465	$242,278	$308,179	$267,415
Fair value adjustments	(3,513)	2,394	(3,772)	892	(7,658)	(1,430)
Fair value	$301,893	$267,626	$312,693	$243,170	$300,521	$265,985
Borrower Loans
As of June 30, 2022, outstanding Borrower Loans had original terms to maturity of either 36 or 60 months, had monthly payments with fixed interest rates ranging from 5.31% to 31.82%, and had various original maturity dates through June 2027. As of December 31, 2021, outstanding Borrower Loans had original terms to maturity of either 36 or 60 months, had monthly payments with fixed interest rates ranging from 5.31% to 31.82%, and had various original maturity dates through December 2026.
As of June 30, 2022, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $1.2 million and a fair value of $0.1 million. As of December 31, 2021, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $0.9 million and a fair value of $0.1 million. Prosper places loans on non-accrual status when they are over 120 days past due. As of June 30, 2022 and December 31, 2021, Borrower Loans in non-accrual status had a fair value of $0.2 million and $0.1 million, respectively.
Loans Held for Sale
As of June 30, 2022, outstanding Loans Held for Sale had original terms to maturity of either 36 or 60 months, had monthly payments with fixed interest rates ranging from 5.31% to 31.82% and had various original maturity dates through June 2027. At December 31, 2021, outstanding Loans Held for Sale had original terms to maturity of either 36 or 60 months, had monthly payments with fixed interest rates ranging from 5.31% to 31.82% and had various original maturity dates through December 2026. Interest income earned on Loans Held for Sale by the Company was $17.0 million and $15.2 million for the six months ended June 30, 2022 and June 30, 2021, respectively.
As of June 30, 2022, Loans Held for Sale that were 90 days or more delinquent had an aggregate principal amount of $1.1 million and a fair value of $0.1 million. As of December 31, 2021, Loans Held for Sale that were 90 days or more delinquent had an aggregate principal amount of $0.8 million and a fair value of $0.1 million. Prosper places loans on non-accrual status when they are over 120 days past due. As of June 30, 2022 and December 31, 2021, Loans Held for Sale in non-accrual status had a fair value of $0.1 million (for both periods).
5. Credit Card
Prosper recognizes gains and losses on the related Credit Card derivative within Changes in Fair Value of Financial Instruments, Net on the accompanying condensed consolidated statement of operations. For the three and six months ended June 30, 2022, the Company recognized $3.3 million and $4.4 million, respectively, of gains from fair value changes on the Credit Card derivative. The fair value of the Credit Card derivative asset was $4.9 million as of June 30, 2022 and is included in Prepaid and Other Assets on the accompanying condensed consolidated financial statements.
The Company records revenue from various fees earned from the Credit Card program, including interchange fees, annual fees and late fees, net of a portion of the interchange fees that must be remitted to Coastal. For the three and six months ended June 30, 2022, these fees totaled $1.1 million and $1.5 million, respectively, and are included in Transaction Fees on the accompanying condensed consolidated statement of operations.
Under the Program Agreement, Prosper is responsible for servicing the entire underlying Credit Card portfolio. Coastal pays the Company a 1% per annum servicing fee on the daily outstanding balance of receivables designated as Coastal Allocations. To the extent these servicing fees do not exceed the adequate compensation a market participant would require to service the entire Credit Card portfolio, the Company records a servicing obligation liability and measures it at fair value through the servicing period. As of June 30, 2022, the net balance of this servicing obligation liability is $1.2 million and is included in Other Liabilities on the accompanying condensed consolidated financial statements. Changes in the fair value of the servicing obligation liability are recorded in Servicing Fees, Net on the accompanying condensed consolidated statement of operations, and totaled $1.1 million and $1.2 million for the three and six months ended June 30, 2022, respectively.
6. Servicing Assets
Prosper accounts for Servicing Assets at their estimated fair values with changes in fair values recorded in Servicing Fees. The initial asset or liability is recognized when Prosper sells Borrower Loans to unrelated third-party buyers through the Whole Loan Channel and the servicing rights are retained. The Servicing Assets are measured at fair value throughout the servicing period. The total gains recognized on the sale of such Borrower Loans for the three months ended June 30, 2022 and 2021 were $3.4 million and $1.4 million, respectively, recognized in Gain on Sale of Borrower Loans on the condensed consolidated statements of operations. The total gains recognized on the sale of such Borrower Loans for the six months ended June 30, 2022 and 2021 were $5.0 million and $3.0 million, respectively, recognized in Gain on Sale of Borrower Loans on the condensed consolidated statements of operations.
As of June 30, 2022, Borrower Loans that were sold but for which Prosper retained servicing rights had a total outstanding principal balance of $2.6 billion, original terms to maturity of either 36 or 60 months, monthly payments with fixed interest rates ranging from 5.31% to 33.00%, and various original maturity dates through June 2027. At December 31, 2021, Borrower Loans that were sold but for which Prosper retained servicing rights had a total outstanding principal balance of $2.3 billion, original terms to maturity of either 36 or 60 months, monthly payments with fixed interest rates ranging from 5.31% to 31.82%, and various original maturity dates through December 2026.
Contractually-specified servicing fees and ancillary fees totaling $6.5 million and $6.0 million for the three months ended June 30, 2022 and 2021, respectively, and $13.2 million and $11.7 million for the six months ended June 30, 2022 and 2021, respectively, are included in the condensed consolidated statements of operations in Servicing Fees, Net.
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
Fair values of assets or liabilities are determined based on the fair value hierarchy, which requires an entity to maximize the use of quoted prices and observable inputs and to minimize the use of unobservable inputs when measuring fair value. Various valuation methodologies are utilized, depending on the nature of the financial instrument, including the use of market prices for identical or similar instruments, or discounted cash flow models. When possible, active and observable market data for identical or similar financial instruments are utilized. Alternatively, fair value is determined using assumptions that management believes a market participant would use in pricing the asset or liability. Prosper did not transfer any assets or liabilities in or out of Level 3 for the six months ended June 30, 2022 or June 30, 2021.
Financial Instruments Recorded at Fair Value
The fair value of the Borrower Loans, Loans Held for Sale, Notes, Servicing Assets and Liabilities and loan trailing fee liability are estimated using discounted cash flow methodologies based upon a set of valuation assumptions. The primary assumptions used in the discounted cash flow model include default and prepayment rates primarily derived from historical performance and discount rates applied to each credit grade based on the perceived credit risk of each credit grade.
The fair value of the Credit Card derivative asset is also estimated using a discounted cash flow model using certain assumptions. The key assumptions used in the valuation include default and prepayment rates derived primarily from relevant market data, adjusted as necessary based on the perceived credit risk of the underlying cardholder. In addition, discount rates based on estimates of the rates of return that investors would require when investing in similar credit card portfolios are applied to the individual freestanding derivatives.
The Convertible Preferred Stock Warrant Liability is valued using a Black-Scholes option pricing model. Refer to Note 12 for further details.

The following tables present the fair value hierarchy for assets and liabilities measured at fair value (in thousands):

June 30, 2022	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Loans Held for Sale at Fair Value	$—	$—	$312,693	$312,693
Borrower Loans, at Fair Value	—	—	301,893	301,893
LIBOR rate swaption (Note 10)	—	466	—	466
Servicing Assets	—	—	10,323	10,323
Credit Card derivative (Note 5)	—	—	4,861	4,861
Total Assets	$—	$466	$629,770	$630,236
Liabilities:
Notes, at Fair Value	$—	$—	$300,521	$300,521
Convertible Preferred Stock Warrant Liability	—	—	173,455	173,455
Loan trailing fee liability (Note 9)	—	—	2,574	2,574
Credit card servicing obligation liability (Note 5)	—	—	1,246	1,246
Total Liabilities	$—	$—	$477,796	$477,796

December 31, 2021	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Loans Held for Sale at Fair Value	$—	$—	$243,170	$243,170
Borrower Loans, at Fair Value	—	—	267,626	267,626
LIBOR rate swaption	—	66	—	66
Servicing Assets	—	—	8,761	8,761
Total Assets	$—	$66	$519,557	$519,623
Liabilities:
Notes, at Fair Value	$—	$—	$265,985	$265,985
Convertible Preferred Stock Warrant Liability	—	—	250,941	250,941
Loan trailing fee liability (Note 9)	—	—	2,161	2,161
Total Liabilities	$—	$—	$519,087	$519,087

As PMI’s Borrower Loans, Loans Held for Sale, Notes, Convertible Preferred Stock Warrant Liability, Servicing Assets and Liability, credit card derivative and loan trailing fee liability do not trade in an active market with readily observable prices, the Company uses significant unobservable inputs to measure the fair value of these assets and liabilities. Financial instruments are categorized in the Level 3 valuation hierarchy based on the significance of unobservable factors in the overall fair value measurement. These fair value estimates may also include observable, actively quoted components derived from external sources. As a result, gains and losses for assets and liabilities within the Level 3 category may include changes in fair value that were attributable to both observable and unobservable inputs. Prosper did not transfer any assets or liabilities in or out of Level 3 for the six months ended June 30, 2022 and June 30, 2021.

Significant Unobservable Inputs
The following tables present quantitative information about the ranges of significant unobservable inputs used for the Company’s Level 3 fair value measurements at June 30, 2022 and December 31, 2021:

Range
Borrower Loans, Loans Held for Sale and Notes:	June 30, 2022	December 31, 2021
Discount rate	5.1% - 15.3%	4.2% - 14.3%
Default rate	2.0% - 15.3%	2.0% - 14.1%

Range
Servicing Assets:	June 30, 2022	December 31, 2021
Discount rate	15.0% - 25.0%	15.0% - 25.0%
Default rate	0.5% - 14.5%	1.5% - 14.1%
Prepayment rate	2.2% - 39.1%	10.2% - 32.3%
Market servicing rate (1) (2)	0.648% - 0.842%	0.648% - 0.842%
(1) Servicing assets associated with loans enrolled in a relief program offered by the Company in response to the COVID-19 pandemic as of June 30, 2022 and December 31, 2021 were measured using a market servicing rate assumption of 84.2 basis points. This rate was estimated using a multiplier consistent with observable market rates for other loan types, applied to the base market servicing rate assumption of 64.8 basis points.
(2) Excludes collection fees that would be passed on to a hypothetical third-party servicer. As of June 30, 2022 and December 31, 2021, the market rate for collection fees and non-sufficient fund fees was assumed to be 6 basis points and 6 basis points, respectively, for a total market servicing rate range of 70.8 - 90.2 basis points and 70.8 - 90.2 basis points, respectively.

Range
Credit Card Derivative and Servicing Obligation Liability:	June 30, 2022
Discount rate on Prosper Allocations	25.6%
Discount rate on Coastal Program Fee	9.5%
Default rate	7.9% - 16.2%
Prepayment rate	9.1% - 17.0%
Market servicing rate	2.0%

Range
Loan Trailing Fee Liability:	June 30, 2022	December 31, 2021
Discount rate	15.0% - 25.0%	15.0% - 25.0%
Default rate	0.5% - 14.5%	1.5% - 14.1%
Prepayment rate	2.2% - 39.1%	10.2% - 32.3%

At June 30, 2022 and December 31, 2021, the discounted cash flow methodology used to estimate the Notes fair values used the same projected cash flows as the related Borrower Loans.
Changes in Level 3 Fair Value Assets and Liabilities on a Recurring Basis
The following tables present additional information about Level 3 Borrower Loans, Loans Held for Sale, Notes and Certificates Issued by Securitization Trust measured at fair value on a recurring basis (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets		Liabilities
	Borrower Loans	Loans Held For Sale	Notes	Total
Balance at January 1, 2022	$267,626	$243,170	$(265,985)	$244,811
Purchase of Borrower Loans/Issuance of Notes	143,785	1,292,648	(144,310)	1,292,123
Principal repayments	(96,956)	(83,180)	97,729	(82,407)
Borrower Loans sold to third parties	(824)	(1,130,873)	—	(1,131,697)
Other changes	153	359	(112)	400
Change in fair value	(11,891)	(9,431)	12,157	(9,165)
Balance at June 30, 2022	$301,893	$312,693	$(300,521)	$314,065

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets		Liabilities
	Borrower Loans	Loans Held for Sale	Notes	Certificates Issued by Securitization Trust	Total
Balance at January 1, 2021	$378,263	$274,621	$(208,379)	$(22,917)	$421,588
Purchase of Borrower Loans/Issuance of Notes	107,609	792,674	(108,203)	—	792,080
Principal repayments	(145,982)	(73,454)	81,042	10,893	(127,501)
Borrower Loans sold to third parties	(1,724)	(743,334)	—	—	(745,058)
Other changes	(1,192)	(267)	219	72	(1,168)
Change in fair value	1,965	(285)	(720)	(3,343)	(2,383)
Balance at June 30, 2021	$338,939	$249,955	$(236,041)	$(15,295)	$337,558

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets		Liabilities
	Borrower Loans	Loans Held For Sale	Notes	Total
Balance at April 1, 2022	$281,624	$284,123	$(280,674)	$285,073
Purchase of Borrower Loans/Issuance of Notes	76,891	803,326	(76,581)	803,636
Principal repayments	(48,746)	(43,734)	48,977	(43,503)
Borrower Loans sold to third parties	(489)	(724,595)	—	(725,084)
Other changes	90	79	(159)	10
Change in fair value	(7,477)	(6,506)	7,916	(6,067)
Balance at June 30, 2022	$301,893	$312,693	$(300,521)	$314,065

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets		Liabilities
	Borrower Loans	Loans Held For Sale	Notes	Certificates Issued by Securitization Trust	Total
Balance at April 1, 2021	$351,101	$240,379	$(218,494)	$(19,726)	$353,260
Purchase of Borrower Loans/Issuance of Notes	58,651	386,440	(58,342)	—	386,749
Principal repayments	(70,592)	(38,583)	41,254	5,408	(62,513)
Borrower Loans sold to third parties	(715)	(338,506)	—	—	(339,221)
Other changes	(523)	(132)	32	39	(584)
Change in fair value	1,017	357	(491)	(1,016)	(133)
Balance at June 30, 2021	$338,939	$249,955	$(236,041)	$(15,295)	$337,558
The following tables present additional information about Level 3 Servicing Assets measured at fair value on a recurring basis for the three and six month periods ending June 30, 2022 and 2021 (in thousands):

Servicing Assets
Balance at January 1, 2022	$8,761
Additions	5,677
Less: Changes in fair value	(4,115)
Balance at June 30, 2022	$10,323

Servicing Assets
Balance at January 1, 2021	$9,242
Additions	3,779
Less: Changes in fair value	(4,077)
Balance at June 30, 2021	$8,944

Servicing Assets
Balance at April 1, 2022	$8,680
Additions	3,696
Less: Changes in fair value	(2,053)
Balance at June 30, 2022	$10,323

Servicing Assets
Balance at April 1, 2021	9,248
Additions	1,760
Less: Changes in fair value	(2,064)
Balance at June 30, 2021	$8,944
The following tables present additional information about Level 3 Credit Card derivative measured at fair value on a recurring basis for the three and six month periods ending June 30, 2022 and 2021 (in thousands):

Credit Card Derivative
Balance at January 1, 2022	$7
Changes in fair value	4,438
Net settlements	416
Balance at June 30, 2022	$4,861

Credit Card Derivative
Balance at April 1, 2022	$885
Changes in fair value	3,335
Net settlements	641
Balance at June 30, 2022	$4,861

The following tables present additional information about the Level 3 Convertible Preferred Stock Warrant Liability measured at fair value on a recurring basis for the three and six month periods ending June 30, 2022 and 2021 (in thousands):

Convertible Preferred Stock Warrant Liability
Balance as of January 1, 2022	$250,941
Change in fair value	(77,486)
Balance as of June 30, 2022	$173,455

Convertible Preferred Stock Warrant Liability
Balance as of January 1, 2021	$112,319
Change in fair value	50,117
Balance as of June 30, 2021	$162,436

Convertible Preferred Stock Warrant Liability
Balance as of April 1, 2022	$217,530
Change in fair value	(44,075)
Balance as of June 30, 2022	$173,455

Convertible Preferred Stock Warrant Liability
Balance as of April 1, 2021	$156,750
Change in fair value	5,686
Balance as of June 30, 2021	$162,436
Loan Trailing Fee
The fair value of the Loan Trailing Fee represents the present value of the expected monthly Loan Trailing Fee payments, which takes into consideration certain assumptions related to expected prepayment rates and default rates using a discounted cash flow model. The assumptions used are the same as those used for the valuation of Servicing Assets, as described below.
The following tables present additional information about the Level 3 Loan Trailing Fee Liability measured at fair value on a recurring basis for the three and six month periods ending June 30, 2022 and 2021 (in thousands):

Loan Trailing Fee Liability
Balance at January 1, 2022	$2,161
Issuances	1,322
Cash Payment of Loan Trailing Fee	(1,010)
Change in Fair Value	101
Balance at June 30, 2022	$2,574

Loan Trailing Fee Liability
Balance at January 1, 2021	$2,233
Issuances	817
Cash Payment of Loan Trailing Fee	(1,066)
Change in Fair Value	161
Balance at June 30, 2021	$2,145

Loan Trailing Fee Liability
Balance at April 1, 2022	$2,194
Issuances	820
Cash Payment of Loan Trailing Fee	(500)
Change in Fair Value	60
Balance at June 30, 2022	$2,574

Loan Trailing Fee Liability
Balance at April 1, 2021	2,189
Issuances	407
Cash Payment of Loan Trailing Fee	(522)
Change in Fair Value	71
Balance at June 30, 2021	$2,145
Significant Recurring Level 3 Fair Value Input Sensitivity
Key economic assumptions and the sensitivity of the fair value to immediate changes in those assumptions at June 30, 2022 and December 31, 2021 for Borrower Loans and Loans Held for Sale are presented in the following table (in thousands, except percentages).

Borrower Loans and Loans Held for Sale	June 30, 2022	December 31, 2021
Fair value, using the following assumptions:	$614,586	$510,796
Weighted-average discount rate	6.88%	5.64%
Weighted-average default rate	10.17%	10.08%

Fair value resulting from:
100 basis point increase in discount rate	$608,392	$505,732
200 basis point increase in discount rate	$602,356	$500,763
Fair value resulting from:
100 basis point decrease in discount rate	$620,943	$516,064
200 basis point decrease in discount rate	$627,469	$521,437

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$608,974	$506,362
Applying a 1.2 multiplier to default rate	$603,400	$501,921
Fair value resulting from:
Applying a 0.9 multiplier to default rate	$620,233	$515,326
Applying a 0.8 multiplier to default rate	$625,918	$519,851

Key economic assumptions and the sensitivity of the fair value to immediate changes in those assumptions at June 30, 2022 and December 31, 2021 for Notes are presented in the following table (in thousands, except percentages).

Notes	June 30, 2022	December 31, 2021
Fair value, using the following assumptions:	$300,521	$265,985
Weighted-average discount rate	7.21%	5.76%
Weighted-average default rate	11.43%	10.70%

Fair value resulting from:
100 basis point increase in discount rate	$297,488	$263,326
200 basis point increase in discount rate	$294,532	$260,735
Fair value resulting from:
100 basis point decrease in discount rate	$303,635	$268,714
200 basis point decrease in discount rate	$306,831	$271,516

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$297,760	$263,644
Applying a 1.2 multiplier to default rate	$295,017	$261,318
Fair value resulting from:
Applying a 0.9 multiplier to default rate	$303,300	$268,340
Applying a 0.8 multiplier to default rate	$306,098	$270,711

Key economic assumptions and the sensitivity of the fair value to immediate changes in those assumptions at June 30, 2022 and December 31, 2021 for Servicing Assets is presented in the following table (in thousands, except percentages).

Servicing Assets	June 30, 2022	December 31, 2021
Fair value, using the following assumptions	$10,323	$8,761
Weighted-average market servicing rate	0.650%	0.650%
Weighted-average prepayment rate	20.90%	20.82%
Weighted-average default rate	13.82%	12.54%

Fair value resulting from:
Market servicing rate increase of 0.025%	$9,662	$8,203
Market servicing rate decrease of 0.025%	$10,984	$9,320

Fair value resulting from:
Applying a 1.1 multiplier to prepayment rate	$10,080	$8,568
Applying a 0.9 multiplier to prepayment rate	$10,569	$8,957

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$10,178	$8,646
Applying a 0.9 multiplier to default rate	$10,468	$8,878

Credit Card Derivative Asset	June 30, 2022
Fair value, using the following assumptions:	$4,861
Discount rate on Prosper Allocations	25.61%
Discount rate on Coastal Program Fee	9.54%
Weighted-average prepayment rate	11.98%
Weighted-average default rate	13.29%

Fair value resulting from:
100 basis point increase in both discount rates	$4,818
200 basis point increase in both discount rates	$4,777
Fair value resulting from:
100 basis point decrease in both discount rates	$4,902
200 basis point decrease in both discount rates	$4,945

Fair value resulting from:
Applying a 1.1 multiplier to prepayment rate	$4,764
Applying a 0.9 multiplier to prepayment rate	$4,956

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$3,890
Applying a 0.9 multiplier to default rate	$5,854

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
Assets and Liabilities Not Recorded at Fair Value
The following table presents the fair value hierarchy for assets, and liabilities not recorded at fair value (in thousands):

June 30, 2022	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Cash and Cash Equivalents	$55,118	$55,118	$—	$—	$55,118
Restricted Cash - Cash and Cash Equivalents	171,471	171,471	—	—	171,471
Restricted Cash - Certificates of Deposit	4,878	—	4,878	—	4,878
Accounts Receivable	2,558	—	2,558	—	2,558
Total Assets	$234,025	$226,589	$7,436	$—	$234,025
Liabilities:
Accounts Payable and Accrued Liabilities	$35,586	$—	$35,586	$—	$35,586
Payable to Investors	157,633	—	157,633	—	157,633
Warehouse Lines	274,468	—	274,159	—	274,159
Total Liabilities	$467,687	$—	$467,378	$—	$467,378

December 31, 2021	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Cash and Cash Equivalents	$67,700	$67,700	$—	$—	$67,700
Restricted Cash - Cash and Cash Equivalents	163,047	163,047	—	—	163,047
Restricted Cash - Certificates of Deposit	4,878	—	4,878	—	4,878
Accounts Receivable	1,054	—	1,054	—	1,054
Total Assets	$236,679	$230,747	$5,932	$—	$236,679
Liabilities:
Accounts Payable and Accrued Liabilities	$25,790	$—	$25,790	$—	$25,790
Payable to Investors	152,794	—	152,794	—	152,794
Warehouse Lines	209,275	—	211,177	—	211,177
Paycheck Protection Program loan (Note 10)	8,590	—	8,556	—	8,556
Total Liabilities	$396,449	$—	$398,317	$—	$398,317

The estimated fair values of Cash and Cash Equivalents, Restricted Cash, Accounts Receivable, Accounts Payable and Accrued Liabilities and Payable to Investors approximate their carrying values because of their short-term nature.
8. Goodwill and Other Intangible Assets, Net
Goodwill
Prosper’s goodwill balance of $36.4 million at December 31, 2021 did not change during the six months ended June 30, 2022. The Company recorded no goodwill impairment for the six months ended June 30, 2022 and 2021.
Other Intangible Assets
The following table presents the detail of other intangible assets subject to amortization as of the following date (dollars in thousands):

	June 30, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Remaining Useful Life (In Years)
Developed technology	$3,060	$(3,060)	$—	—
User base and customer relationships	5,050	(4,790)	260	2.8
Brand name	60	(60)	—	—
Total Intangible Assets subject to amortization	$8,170	$(7,910)	$260

Prosper’s intangible asset balance was $0.3 million and $0.3 million at June 30, 2022 and December 31, 2021, respectively. The user base and customer relationships intangible assets are being amortized on an accelerated basis over a three-to-ten year period.
Amortization expense for the three and six months ended June 30, 2022 and 2021 was not material.
Estimated amortization of purchased intangible assets for future periods is as follows (in thousands):

Year Ending December 31,
2022 (remainder thereof)	$68
2023	107
2024	85
Total	$260

9. Other Liabilities
Other Liabilities consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Operating lease liabilities	$18,361	$11,026
Deferred revenue	2,634	1,196
Loan trailing fee liability	2,574	2,161
Credit card servicing obligation liability (Note 5)	1,246	—
Deferred income tax liability	601	560
Financing lease liabilities	78	78
Paycheck Protection Program loan (Note 10)	—	8,590
Other	367	289
Total Other Liabilities	$25,861	$23,900

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
Both Warehouse Agreements contain the same certain covenants including restrictions on each Warehouse VIE's ability to incur indebtedness, pledge assets, merge or consolidate and enter into certain affiliate transactions. Each Warehouse Agreement also requires Prosper to maintain a minimum tangible net worth of $25 million, minimum net liquidity of $15 million and a maximum leverage ratio of 5:1. Tangible net worth is defined as the sum of (i) (A) Convertible Preferred Stock, (B) total Stockholders’ Deficit and (C) Convertible Preferred Stock Warrant Liability, less the sum of (ii) (A) goodwill and (B) intangible assets. Net liquidity is defined as the sum of cash, cash equivalents and Available for Sale Investments. The leverage ratio is defined as the ratio of total consolidated indebtedness other than non-recourse securitization indebtedness, non-recourse or limited recourse warehouse indebtedness and borrower dependent notes, to tangible net worth. As of June 30, 2022, Prosper was in compliance with the covenants under each Warehouse Agreement.
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
As of June 30, 2022, Prosper had $132.2 million in debt and accrued interest outstanding under the PWIT Warehouse Line. This debt is secured by an aggregate outstanding principal balance of $153.0 million included in “Loans Held for Sale, at Fair Value” on the condensed consolidated balance sheets. At June 30, 2022 the undrawn portion available under the Warehouse Line was $67.8 million. Prosper incurred $2.2 million of deferred debt issuance costs associated with the PWIT Warehouse Line, including $0.3 million from the amendment signed on May 19, 2021, which are included in “Prepaids and Other Assets” and amortized to interest expense over the term of the revolving arrangement.
Prosper purchased a swaption to limit the Company's exposure to increases in LIBOR. The swaption is recorded on the consolidated balance sheet at fair value in Prepaids and Other Assets. Any changes in the fair value are recorded in the Change in Fair Value of Financial Instruments, Net on the Consolidated Statement of Operations. The fair value of the swaption was $0.5 million at June 30, 2022.
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
As of June 30, 2022, Prosper had $142.3 million in debt and accrued interest outstanding under the PWIIT Warehouse Line. This debt is secured by an aggregate outstanding principal balance of $161.1 million included in Loans Held for Sale, at Fair Value on the Consolidated Balance Sheets. At June 30, 2022 the undrawn portion available under the PWIIT Warehouse Line was $157.7 million. PMI incurred $1.3 million of debt issuance costs for the extension in March 2021, which are included in Prepaids and Other Assets and will be amortized to interest expense over the term of the revolving arrangement.
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
Paycheck Protection Program Loan
In April 2020, the Company obtained an $8.4 million loan under the Paycheck Protection Program (“PPP”), established by the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and sponsored by the U.S. Small Business Administration (“SBA”). The loan accrued interest at one percent per annum and had a two-year term through April 2022, with payments deferred until such time as an approval or denial of forgiveness was received from the SBA. The Company used the PPP Loan proceeds to cover payroll costs, rent and utilities in accordance with the relevant terms and conditions of the CARES Act.

On March 21, 2022, the Company was notified by the SBA that all principal and interest under the loan, totaling $8.6 million, was forgiven in full through a forgiveness payment made on March 15, 2022 by the SBA to the lender of the PPP loan. As a result, the Company recognized a “Gain on Forgiveness of PPP Loan” for this amount on its accompanying consolidated statement of operations for the six months ended June 30, 2022.
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
All participating securities are excluded from basic weighted-average common shares outstanding. Prior to any conversion to common shares, each series of Prosper’s Convertible Preferred Stock is entitled to participate on an if-converted basis in distributions of earnings, when and if declared by the board of directors, that are made to common stockholders and consequently, these shares were considered participating securities. During the six months ended June 30, 2022 and 2021, certain shares issued as a result of the early exercise of stock options which are subject to a repurchase right by PMI were entitled to receive non-forfeitable dividends during the vesting period and consequently, are considered participating securities.
The weighted average shares used in calculating basic and diluted net income (loss) per share excludes certain shares that are disclosed as outstanding shares in the condensed consolidated balance sheets because such shares are restricted as they were associated with options that were early exercised and continue to remain unvested.
Basic and diluted income (loss) per share were calculated as follows for the periods presented (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30, 2022
	2022	2021	2022	2021
Numerator:
Net Income (Loss)	$42,665	$(5,805)	$79,297	$(50,694)
Less: Net Income Allocated to Participating Securities	(28,663)	—	(53,352)	—
Net Income (Loss) Attributable to Common Stockholders	$14,002	$(5,805)	$25,945	$(50,694)
Denominator:
Weighted average shares used in computing basic net income (loss) per share	72,971,346	70,868,080	72,643,221	70,110,288
Effect of dilutive securities:
Stock options	58,531,983	—	62,524,031	—
Warrants	569,216	—	645,574
Convertible preferred stock warrants	213,264,845	—	213,264,845	—
Weighted average shares used in computing diluted Net Income (Loss) per Share	345,337,390	70,868,080	349,077,671	70,110,288
Net Income (Loss) Per Share – Basic	$0.19	$(0.08)	$0.36	$(0.72)
Net Income (Loss) Per Share – Diluted	$0.04	$(0.08)	$0.07	$(0.72)

The following common stock equivalents were excluded from the computation of diluted net income (loss) per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(shares)	(shares)	(shares)	(shares)
Excluded securities:
Convertible preferred stock issued and outstanding, excluding shares held by consolidated VIE	158,365,655	158,365,655	158,365,655	158,365,655
Stock options issued and outstanding	12,880,655	74,638,057	14,355,673	73,986,598
Warrants issued and outstanding	511,133	1,080,349	434,775	1,080,349
Series E-1 convertible preferred stock warrants	—	35,544,141	—	35,544,141
Series F convertible preferred stock warrants	—	177,720,704	—	177,720,704
Total common stock equivalents excluded from diluted net income (loss) per common share computation	171,757,443	447,348,906	173,156,103	446,697,447

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
The number of authorized, issued and outstanding shares, their par value and liquidation preference for each series of convertible preferred stock as of June 30, 2022 are disclosed in the table below (amounts in thousands except share and par value amounts):

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
Conversion
Under the terms of PMI’s amended and restated certificate of incorporation, the holders of preferred stock have the right to convert such preferred stock into common stock at any time. In addition, all preferred stock automatically converts into common stock (i) immediately prior to the closing of an initial public offering that values Prosper at least at $2 billion and that results in aggregate proceeds to Prosper of at least $100 million or (ii) upon a written request from the holders of at least 60% of the voting power of the outstanding preferred stock (on an as-converted basis), provided that (i) the Series A-1 convertible preferred stock shall not be converted without at least 14% of the voting power of the outstanding Series A-1 convertible preferred stock; (ii) the Series D shall not be converted without at least 60% of the voting power of the outstanding Series D; (iii) the Series E-1 and Series E-2 shall not be converted without at least 60% of the voting power of the outstanding Series E-1 and Series E-2, voting together as a single class; (iv) the Series F shall not be converted without at least 60% of the voting power of the outstanding Series F, and (v) the shares of Series G Preferred Stock will not be automatically converted unless the holders of at least 60% of the outstanding shares of Series G Preferred Stock approve such conversion. In addition, if a holder of the Series A convertible preferred stock has converted any of the Series A convertible preferred stock, then all of such holder’s shares of Series A-1 convertible preferred stock also will be converted upon a liquidation event (as defined under the certificate of incorporation). In lieu of any fractional shares of common stock to which a holder would otherwise be entitled, PMI shall pay such holder cash in an amount equal to the fair market value of such fractional shares, as determined by its Board of Directors. At present, each of the Series A, Series B, Series C, Series D, Series E-1, Series E-2, and Series F convertible preferred stock converts into PMI common stock at a 1:1 ratio. The Series A-1 convertible preferred stock converts into common stock at a 1,000,000:1 ratio and the Series G convertible preferred stock converts into common stock at a 1:1.36 ratio. The Series G convertible preferred stock conversion ratio reflects the Series G true-up that occurred at end of the vesting period for the Series E-2 and Series F Preferred Stock warrants.

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
Each holder of Series E-1, Series E-2, and Series F convertible preferred stock is entitled to receive prior and in preference to any distribution of proceeds from a liquidation event (as defined under the certificate of incorporation) to the holders of Series A, Series B, Series C, Series D, Series G and Series A-1 convertible preferred stock or common stock, an amount per share for (i) each share of Series E-1 convertible preferred stock equal to the sum of the liquidation preference specified for such share and all declared but unpaid dividends, if any, on such share, (ii) each share of Series E-2 convertible preferred stock equal to the sum of two-thirds the liquidation preference specified for such share and all declared but unpaid dividends, if any, on such share, and (iii) each share of Series F convertible preferred stock equal to the sum of two-thirds of the liquidation preference specified for such share and all declared but unpaid dividends, if any, on such share.
After the payment or setting aside for payment to the holders of Series E-1, Series E-2, and Series F convertible preferred stock, each holder of Series A, Series B, Series C and Series D, Series E-2, Series F, and Series G convertible preferred stock is entitled to receive, on a pari passu basis, prior to and in preference to any distribution of proceeds from a liquidation event (as defined under the certificate of incorporation) to the holders of Series A-1 convertible preferred stock or common stock, (i) an amount per share for each share of Series E-2 and Series F convertible preferred stock equal to the sum of one-third of the liquidation preference specified for such share and all declared but unpaid dividends, if any, on such share, and (ii) an amount per share for each share of Series A, Series B, Series C, Series D and Series G convertible preferred stock equal to the sum of the liquidation preference specified for such share and all declared but unpaid dividends, if any, on such share.
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

Convertible Preferred Stock Warrant Liability
Series E-1 Warrants
In connection with the Settlement and Release Agreement dated November 17, 2016 among PMI, its wholly owned subsidiary Prosper Funding LLC (“PFL”) and Colchis, on December 16, 2016, PMI issued the First Series E-1 Warrant. The Second Series E-1 Warrant for an additional 15,277,006 shares of Series E-1 convertible preferred stock was granted on the signing of the Consortium Purchase Agreement (as described in Note 15 of PMI’s 10-K for the year ended December 31, 2021) on February 27, 2017. The warrants expire ten years from the date of issuance. For the three months ended June 30, 2022 and 2021, Prosper recognized $6.8 million of income and $0.4 million of expense, respectively, from the re-measurement of the fair value of the warrants. For the six months ended June 30, 2022 and 2021, Prosper recognized $11.7 million of income and $7.5 million of expense, respectively, from the re-measurement of the fair value of the warrants. The income or expense resulted from the remeasurement of the fair value of the warrants is recorded in Change in Fair Value of Convertible Preferred Stock Warrants on the condensed consolidated statements of operations.
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
The Company determined the fair value of the outstanding Series E-1 Warrants utilizing the following assumptions as of the following dates:

	June 30, 2022	December 31, 2021
Volatility	69.0%	63.0%
Risk-free interest rate	3.00%	0.90%
Expected term (in years)	2.75	2.75
Dividend yield	—%	—%

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
Risk-Free Interest Rate: The risk-free interest rate is based on the U.S. Treasury yield in effect as of June 30, 2022, and for zero coupon U.S. Treasury notes with maturities approximately equal to the term of the warrant.
Expected Term: The expected term is the period of time for which the warrants are expected to be outstanding.
Dividend Yield: The expected dividend assumption is based on the Company’s current expectations about the Company’s anticipated dividend policy.
Series F Warrants
In connection with the Consortium Purchase Agreement (as described in Note 15 of PMI’s 10-K for the year ended December 31, 2021) on February 27, 2017, PMI issued warrants to purchase up to 177,720,706 shares of PMI's Series F convertible preferred stock at $0.01 per share. The warrants expire ten years from the date of issuance. For the three months ended June 30, 2022 and 2021, Prosper recognized $37.3 million of income and $5.3 million of expense, respectively, from the re-measurement of the fair value of the warrants. For the six months ended June 30, 2022 and 2021, Prosper recognized $65.8 million of income and $42.7 million of expense, respectively, from the re-measurement of the fair value of the warrants. The income or expense resulting from changes in the fair value of the warrant is recorded through Change in Fair Value of Convertible Preferred Stock Warrants on the condensed consolidated statements of operations.
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
The Company determined the fair value of the outstanding Series F Warrants utilizing the following assumptions as of the following dates:

	June 30, 2022	December 31, 2021
Volatility	69.0%	63.0%
Risk-free interest rate	3.00%	0.90%
Expected term (in years)	2.75	2.75
Dividend yield	—%	—%

The above assumptions were determined using the same criteria described above for the Series E-1 Warrants.
The combined activity of the Convertible Preferred Stock Warrant Liability for the Six Months Ended June 30, 2022 and 2021 are as follows (in thousands):

Warrant Activity
Balance at January 1, 2022	$250,941
Change in fair value	(77,486)
Balance at June 30, 2022	$173,455

Warrant Activity
Balance at January 1, 2021	$112,319
Change in fair value	50,117
Balance at June 30, 2021	$162,436
Common Stock
PMI, through its Amended and Restated Certificate of Incorporation, is the sole issuer of common stock and related options, restricted stock units (“RSUs”) and warrants. On February 16, 2016, PMI amended and restated its Certificate of Incorporation to, among other things, effect a 5-for-1 forward stock split. On September 20, 2017, PMI further amended its Amended and Restated Certificate of Incorporation to increase the number of shares of common stock authorized for issuance. The total number of shares of stock which PMI has the authority to issue is 1,069,760,848, consisting of 625,000,000 shares of common stock, $0.01 par value per share, and 444,760,848 shares of preferred stock, $0.01 par value per share. As of June 30, 2022, 74,535,476 shares of common stock were issued and 73,599,541 shares of common stock were outstanding. As of December 31, 2021, 73,089,929 shares of common stock were issued and 72,153,994 shares of common stock were outstanding. Each holder of common stock is entitled to one vote for each share of common stock held.
Common Stock Issued upon Exercise of Stock Options
For the six months ended June 30, 2022, PMI issued 1,445,547 shares of common stock upon the exercise of vested options for cash proceeds of $35 thousand.
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
The financial statement impact of the above Repricings was not material for the six months ended June 30, 2022. As of June 30, 2022, the unamortized Repricings expense (net of forfeitures) of $14 thousand will be recognized over the remaining weighted-average vesting period of 1.2 years.
Stock Option Activity
Stock option activity under the 2005 Plan and 2015 Plan is summarized for the six months ended June 30, 2022 below:

	Options Issued and Outstanding	Weighted Average Exercise Price
Balance as of January 1, 2022	72,186,151	$0.07
Options issued	12,177,563	$0.70
Options exercised	(1,445,547)	$0.02
Options forfeited	(2,666,921)	$0.16
Options expired	(5,825)	$0.02
Balance as of June 30, 2022	80,245,421	$0.16
Options vested and expected to vest as of June 30, 2022	71,311,501	$0.16
Options vested and exercisable as of June 30, 2022	51,045,370	$0.02
Other Information Regarding Stock Options
The weighted-average remaining life for options outstanding as of June 30, 2022 was 6.71 years.
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

The fair value of PMI’s stock option awards granted during the three and six months ended June 30, 2022 and 2021 was estimated at the date of grant using the Black-Scholes model with the following average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Volatility of common stock	68.50%	67.60%	66.95%	64.00%
Risk-free interest rate	2.93%	1.04%	2.57%	1.01%
Expected life (in years)	6.0 years	6.0 years	6.0 years	6.0 years
Dividend yield	—%	—%	—%	—%
Restricted Stock Unit Activity
In previous years, PMI granted RSUs to certain employees that are subject to three-year or four-year vesting terms and the occurrence of a liquidity event. There was no RSU activity for the six months ended June 30, 2022, and as of that date, there were 2,874,348 unvested RSUs with a weighted-average grant date fair value of $1.14 per share.
Share Based Compensation
The following table presents the amount of stock-based compensation related to stock-based awards granted to employees recognized in Prosper’s condensed consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Origination and servicing	$35	$30	$63	$62
Sales and marketing	173	16	201	32
General and administrative	296	222	535	493
Total stock-based compensation	$504	$268	$799	$587

As of June 30, 2022, the unamortized stock-based compensation expense, adjusted for forfeiture estimates, related to unvested stock-based awards was approximately $3.8 million, which will be recognized over a remaining weighted-average vesting period of approximately 3.2 years.
14. Income Taxes
For the three months ended June 30, 2022 and 2021, PMI recognized $20 thousand and $21 thousand of income tax expense, respectively. For the six months ended June 30, 2022 and 2021, PMI recognized $40 thousand and $42 thousand of income tax expense, respectively. The income tax expense relates to state income tax expense and the amortization of tax deductible goodwill which gives rise to an indefinite-lived deferred tax liability. No other income tax expense or benefit was recorded for the six month periods ended June 30, 2022 and 2021 due to a full valuation allowance recorded against the Company’s deferred tax assets.
Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize our existing deferred tax assets. On the basis of this evaluation, it is not more likely than not that our deferred tax assets will be realized and therefore a full valuation allowance has been recorded.
15. Leases
Prosper has operating leases for corporate offices and datacenters. These leases have remaining lease terms of less than one year to approximately six years. Some of the lease agreements include options to extend the lease term for up to an additional five years. Rental expense under operating lease arrangements was $1.2 million and $1.1 million for the three months ended June 30, 2022 and 2021, respectively, and $2.3 million and $2.2 million for the six months ended June 30, 2022 and 2021, respectively. Additionally, Prosper subleases certain leased office space to third parties when it determines there is excess leased capacity. Sublease income from operating lease arrangements was $0.2 million and $0.1 million for the three months ended June 30, 2022 and 2021, respectively, and $0.4 million and $0.2 million for the six months ended June 30, 2022 and 2021, respectively.
Operating Lease Right-of-Use (“ROU”) Assets

The following table summarizes the operating lease right-of-use assets as of June 30, 2022, which are included in “Property and Equipment, Net” on the condensed consolidated balance sheets.

	June 30, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
ROU Assets - Office buildings	$26,565	$11,145	$15,420
ROU Assets - Other	900	528	372
Total right-of-use assets subject to amortization	$27,465	$11,673	$15,792
In May 2022, the Company entered into an amendment to its San Francisco office lease, the most prominent impact of which was to extend the lease term for the Company’s primary space in that office for an additional period through May 2028. As a result of this lease modification, the Company recorded additional ROU operating lease assets and liabilities of $9.9 million.
Lease Liabilities
Future maturities of operating lease liabilities as of June 30, 2022 were as follows (in thousands). The present value of the future minimum lease payments represent our operating lease liabilities as of June 30, 2022 and are included in "Other Liabilities" on the condensed consolidated balance sheets.

June 30, 2022
Remainder of 2022	$2,842
2023	3,820
2024	4,391
2025	4,517
2026	4,432
Thereafter	4,723
Total future minimum lease payments	$24,725
Less imputed interest	(6,364)
Present value of future minimum lease payments	$18,361
Because the rate implicit in each lease is not readily determinable, we use our incremental borrowing rate to determine the present value of the lease payments. Other information related to leases was as follows (dollars in thousands):

June 30, 2022
Cash paid for operating leases year-to-date	$2,931
Weighted average remaining lease term (in years)	5.19 years
Weighted average discount rate	10.74%

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
Pursuant to the Marketing Agreement Amendment, the marketing fee that Prosper receives in connection with the origination of each loan is partially reduced by an amount (the “Designated Amount”) calculated as a percentage of the principal amount of such loan based on the aggregate principal amount of loans originated for the applicable month. To the extent the aggregate Designated Amount for all loans originated during any month is less than $100,000 through February 1, 2025, Prosper is required to pay WebBank an amount equal to such deficiency. Accordingly, the minimum fee for the remaining six months of 2022 is $0.6 million. The minimum fee is $1.2 million for 2023 and 2024, and $0.1 million in 2025.
Additionally, under the agreement with WebBank, Prosper is required to maintain minimum net liquidity of $15.0 million at all times during the term of the agreement. Net liquidity is defined as the sum of Cash, Cash Equivalents and Available for Sale Investments. Violation of this covenant can result in termination of the contract with WebBank. As of June 30, 2022, Prosper was in compliance with the covenant.
Loan Purchase Commitments
Prosper entered into an agreement with WebBank to purchase $29.9 million of Borrower Loans that WebBank originated during the last two business days of the quarter ended June 30, 2022. Prosper will purchase these Borrower Loans within the first three business days of the quarter ending September 30, 2022.
Repurchase Obligation
Under the terms of the loan purchase agreements between Prosper and investors that participate in the Whole Loan Channel, Prosper may, in certain circumstances, become obligated to repurchase a Borrower Loan from an investor. Generally, these circumstances include the occurrence of verifiable identity theft, the failure to properly follow loan listing or bidding protocols or a violation of the applicable federal, state or local lending laws. Prosper recognizes a liability at fair value for the repurchase obligation when the Borrower Loans are sold. The fair value of the repurchase obligation is estimated based on historical experience. Repurchased Borrower Loans associated with violations of federal, state or local lending laws or verifiable identity theft are written off at the time of repurchase. The maximum potential amount of future payments associated with this obligation is the outstanding balances of the Borrower Loans issued through the Whole Loan Channel, which at June 30, 2022 is $2.9 billion. Prosper has accrued $0.3 million and $0.3 million as of June 30, 2022 and December 31, 2021, respectively, in regard to this obligation.
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
Prosper’s executive officers, directors who are not executive officers, and certain affiliates participate in its marketplace by placing bids and purchasing Notes. The aggregate amount of the Notes purchased and the income earned by parties deemed to be affiliates and related parties of Prosper for the three and six months ended June 30, 2022 and 2021, as well as the Notes outstanding as of June 30, 2022 and December 31, 2021 are summarized below (in thousands):

	Aggregate Amount of Notes Purchased the Three Months Ended June 30,		Interest Earned on Notes the Three Months Ended June 30,
Related Party	2022	2021	2022	2021
Executive officers and management	$10	$9	$2	$2
Directors (excluding executive officers and management)	—	20	—	—
Total	$10	$29	$2	$2

	Aggregate Amount of Notes Purchased the Six Months Ended June 30,		Interest Earned on Notes the Six Months Ended June 30,
Related Party	2022	2021	2022	2021
Executive officers and management	$19	$17	$4	$3
Directors (excluding executive officers and management)	—	20	1	—
Total	$19	$37	$5	$3

	Notes Balance as of
Related Party	June 30, 2022	December 31, 2021
Executive officers and management	$49	$41
Directors (excluding executive officers and management)	10	15
Total	$59	$56

18. Significant Concentrations
Prosper is dependent on third-party funding sources such as banks, asset managers, investment funds and Warehouse Lines to provide the funds to allow WebBank to originate Borrower Loans that the third party funding sources will later purchase. Of all Borrower Loans originated in the three months ended June 30, 2022, three individual third parties purchased 21.0%, 10.8% and 10.6% of all Borrower Loans originated, and the Company’s Warehouse VIEs purchased 8.7% of such loans. For the three months ended June 30, 2021, one individual party purchased 27.7% of all Borrower Loans originated, and the Company’s Warehouse VIEs purchased 10.7% of such loans.

Of all Borrower Loans originated in the six months ended June 30, 2022, one individual party purchased 24.0% of such loans, and the Company’s Warehouse VIEs purchased 11.1% of such loans. For the six months ended June 30, 2021 one individual party purchased 28.2% of such loans, and the Company’s Warehouse VIEs purchased 12.1% of such loans. These purchases reflect that a significant portion of Prosper’s business is dependent on funding through the Whole Loan Channel, through which 90% and 88% of Borrower Loans were originated in the six months ended June 30, 2022 and 2021, respectively.

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

Prosper Funding LLC
Condensed Consolidated Balance Sheets (Unaudited)
(amounts in thousands)

	June 30, 2022	December 31, 2021
Assets:
Cash and Cash Equivalents	$12,360	$10,765
Restricted Cash	164,335	157,111
Borrower Loans, at Fair Value	301,893	267,626
Property and Equipment, Net	9,295	7,907
Servicing Assets	11,699	9,796
Other Assets	519	317
Total Assets	$500,101	$453,522
Liabilities and Member’s Equity:
Accounts Payable and Accrued Liabilities	$1,837	$1,818
Payable to Related Party	4,085	1,306
Payable to Investors	158,477	153,681
Notes, at Fair Value	300,521	265,985
Other Liabilities	2,901	2,434
Total Liabilities	467,821	425,224
Member's Equity:
Member's Equity	11,404	11,404
Retained Earnings	20,876	16,894
Total Member's Equity	$32,280	$28,298
Total Liabilities and Member's Equity	$500,101	$453,522

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Funding LLC
Condensed Consolidated Statements of Operations (Unaudited)
(amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Operating Revenues:
Administration Fee Revenue - Related Party	14,031	$8,395	$24,151	$15,181
Servicing Fees, Net	4,562	3,928	9,113	7,529
Gain on Sale of Borrower Loans	3,797	1,663	5,957	3,674
Other Revenue	361	306	670	357
Total Operating Revenues	22,751	14,292	39,891	26,741
Interest Income on Borrower Loans	11,670	8,999	21,636	17,556
Interest Expense on Notes	(10,919)	(8,418)	(20,187)	(16,431)
Total Interest Income, Net	751	581	1,449	1,125
Change in Fair Value of Financial Instruments, Net	439	384	267	156
Total Net Revenues	23,941	15,257	41,607	28,022
Expenses:
Administration Fee - Related Party	19,372	12,535	33,807	24,967
Servicing	1,874	1,486	3,522	2,899
General and Administrative	158	132	296	256
Total Expenses	21,404	14,153	37,625	28,122
Net Income (Loss)	2,537	$1,104	$3,982	$(100)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Funding LLC
Condensed Consolidated Statements of Member’s Equity (Unaudited)
(amounts in thousands)

	Member’s Equity	Retained Earnings	Total
Balance at January 1, 2022	$11,404	$16,894	$28,298
Net Income	—	3,982	3,982
Balance as of June 30, 2022	$11,404	$20,876	$32,280

	Member’s Equity	Retained Earnings	Total
Balance at January 1, 2021	$11,404	$13,684	$25,088
Net Loss	—	(100)	(100)
Balance as of June 30, 2021	$11,404	$13,584	$24,988

	Member’s Equity	Retained Earnings	Total
Balance at January 1, 2022	$11,404	$16,894	$28,298
Net Income	—	1,445	1,445
Balance at March 31, 2022	$11,404	$18,339	$29,743
Net Income	—	$2,537	2,537
Balance as of June 30, 2022	$11,404	$20,876	$32,280

	Member’s Equity	Retained Earnings	Total
Balance at January 1, 2021	$11,404	$13,684	$25,088
Net Loss	—	(1,204)	(1,204)
Balance at March 31, 2021	$11,404	$12,480	$23,884
Net Income	—	1,104	1,104
Balance as of June 30, 2021	$11,404	$13,584	$24,988
The accompanying notes are an integral part of these consolidated financial statements.

Prosper Funding LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)
(amounts in thousands)

	Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net Income (Loss)	$3,982	$(100)
Adjustments to Reconcile Net Income (Loss) to Net Cash Used in Operating Activities:
Change in Fair Value of Financial Instruments, Net	(267)	(156)
Other Non-Cash Changes in Borrower Loans, Loans Held for Sale and Notes	(39)	(11)
Gain on Sale of Borrower Loans	(6,481)	(4,375)
Change in Fair Value of Servicing Rights	4,578	5,074
Depreciation and Amortization	2,639	2,265
Changes in Operating Assets and Liabilities:
Purchase of Loans Held for Sale at Fair Value	(1,292,648)	(792,674)
Proceeds from Sales and Principal Payments of Loans Held for Sale, at Fair Value	1,292,648	792,674
Other Assets	(202)	(95)
Accounts Payable and Accrued Liabilities	19	552
Payable to Investors	4,796	50,254
Net Related Party Receivable/Payable	2,089	(2,212)
Other Liabilities	467	(174)
Net Cash Provided by Operating Activities	11,581	51,022
Cash Flows from Investing Activities:
Purchase of Borrower Loans Held at Fair Value	(143,785)	(107,609)
Proceeds from Sales and Principal Payments of Borrower Loans, at Fair Value	97,780	81,103
Purchases of Property and Equipment	(3,337)	(4,149)
Net Cash Used In Investing Activities	(49,342)	(30,655)
Cash Flows from Financing Activities:
Proceeds from Issuance of Notes Held at Fair Value	144,310	108,203
Payments of Notes, at Fair Value	(97,730)	(81,042)
Net Cash Provided by Financing Activities	46,580	27,161
Net Increase in Cash, Cash Equivalents and Restricted Cash	8,819	47,528
Cash, Cash Equivalents and Restricted Cash at Beginning of the Period	167,876	140,924
Cash, Cash Equivalents and Restricted Cash at End of the Period	$176,695	$188,452

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$20,078	$16,650
Non-Cash Investing Activity - Accrual for Property and Equipment, Net	924	480

Reconciliation to Amounts on Consolidated Balance Sheets:
Cash and Cash Equivalents	$12,360	$6,854
Restricted Cash	164,335	181,598
Total Cash, Cash Equivalents and Restricted Cash	$176,695	$188,452

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
PFL did not have any items of other comprehensive income or loss for any of the periods presented in the condensed consolidated financial statements as of and for the six months ended June 30, 2022 and 2021.
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
3. Property and Equipment, Net
Property and equipment consist of the following as of the dates presented (in thousands):

	June 30, 2022	December 31, 2021
Internal-use software and web site development costs	$34,751	$31,979
Less accumulated depreciation and amortization	(25,456)	(24,072)
Total property and equipment, net	$9,295	$7,907

Depreciation expense for the three months ended June 30, 2022 and 2021 was $1.3 million and $1.2 million, respectively. Depreciation expense for the six months ended June 30, 2022 and 2021 was $2.6 million and $2.3 million, respectively.
4. Borrower Loans and Notes, at Fair Value
The aggregate principal balances outstanding and fair values of Borrower Loans and Notes as of June 30, 2022 and December 31, 2021, are presented in the following table (in thousands):

	Borrower Loans		Notes
	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Aggregate principal balance outstanding	$305,406	$265,232	$308,179	$267,415
Fair value adjustments	(3,513)	2,394	(7,658)	(1,430)
Fair value	$301,893	$267,626	$300,521	$265,985

At June 30, 2022, outstanding Borrower Loans had original terms to maturity of either 36 or 60 months, had monthly payments with fixed interest rates ranging from 5.31% to 31.82% and had various original maturity dates through June 2027. At

December 31, 2021, outstanding Borrower Loans had original maturities of either 36 or 60 months, monthly payments with fixed interest rates ranging from 5.31% to 31.82%, and had various original maturity dates through December 2026.
As of June 30, 2022, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $1.2 million and a fair value of $0.1 million. As of December 31, 2021, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $0.9 million and a fair value of $0.1 million. PFL places loans on non-accrual status when they are over 120 days past due. As of June 30, 2022 and December 31, 2021, Borrower Loans in non-accrual status had a fair value of $0.2 million and $0.1 million, respectively.
5. Servicing Assets
PFL accounts for Servicing Assets at their estimated fair values with changes in fair values recorded in Servicing Fees, Net on the condensed consolidated statements of operations. The initial asset or liability is recognized when PFL sells Borrower Loans to unrelated third-party buyers through the Whole Loan Channel and the servicing rights are retained. The total recognized gains on the sale of such Borrower Loans was $3.8 million and $1.7 million for the three months ended June 30, 2022 and 2021, respectively, and $6.0 million and $3.7 million for the six months ended June 30, 2022 and 2021, respectively.
As of June 30, 2022, Borrower Loans that were sold, but for which PFL retained servicing rights, had a total outstanding principal balance of $2.9 billion, original terms of either 36 or 60 months, monthly payments with fixed interest rates ranging from 5.31% to 33.00%, and various original maturity dates through June 2027. At December 31, 2021, Borrower Loans that were sold, but for which PFL retained servicing rights, had a total outstanding principal balance of $2.5 billion, original terms of either 36 or 60 months, monthly payments with fixed interest rates ranging from 5.31% to 31.82%, and various original maturity dates through December 2026.
Contractually-specified servicing fees and ancillary fees totaled $7.5 million and $9.0 million for the three months ended June 30, 2022 and 2021, respectively, and $15.1 million and $18.3 million for the six months ended June 30, 2022 and 2021, respectively, and are included on the condensed consolidated statements of operations in Servicing Fees, Net.
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
6. Income Taxes
PFL incurred no income tax provision for the six months ended June 30, 2022 and 2021. PFL is a U.S. disregarded entity and its income and loss are included in the income tax reporting of its parent, PMI. Since PMI is in a taxable loss position, is not currently subject to income taxes, and has fully reserved against its deferred tax asset, the net effective tax rate for PFL is 0%.
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
As of June 30, 2022 and December 31, 2021, the discounted cash flow methodology used to estimate the Notes fair values used the same projected cash flows as the related Borrower Loans. As demonstrated in the table below, the fair value adjustments for Borrower Loans were largely offset by the fair value adjustments of the Notes due to the borrower payment dependent design of the Notes and because the principal balances of the Borrower Loans approximated the principal balances of the Notes.
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
Fair values of assets or liabilities are determined based on the fair value hierarchy, which requires an entity to maximize the use of quoted prices and observable inputs and to minimize the use of unobservable inputs when measuring fair value. Various valuation methodologies are utilized, depending on the nature of the financial instrument, including the use of market prices for identical or similar instruments, or discounted cash flow models. When possible, active and observable market data for identical or similar financial instruments are utilized. Alternatively, fair value is determined using assumptions that management believes a market participant would use in pricing the asset or liability. PFL did not transfer any assets or liabilities in or out of Level 3 for the six months ended June 30, 2022 or 2021.
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

The following tables present the fair value hierarchy for assets and liabilities measured at fair value (in thousands):

June 30, 2022	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Borrower Loans, at Fair Value	$—	$—	$301,893	$301,893
Servicing Assets	—	—	11,699	11,699
Total Assets	$—	$—	$313,592	$313,592
Liabilities:
Notes, at Fair Value	$—	$—	$300,521	$300,521
Loan Trailing Fee Liability	—	—	2,574	2,574
Total Liabilities	$—	$—	$303,095	$303,095

December 31, 2021	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Borrower Loans, at Fair Value	$—	$—	$267,626	$267,626
Servicing Assets	—	—	9,796	9,796
Total Assets	$—	$—	$277,422	$277,422
Liabilities:
Notes, at Fair Value	$—	$—	$265,985	$265,985
Loan Trailing Fee Liability	—	—	2,161	2,161
Total Liabilities	$—	$—	$268,146	$268,146

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
Significant Unobservable Inputs
The following tables present quantitative information about the significant unobservable inputs used for PFL’s Level 3 fair value measurements at the dates presented:

Range
Borrower Loans and Notes	June 30, 2022	December 31, 2021
Discount rate	5.1% - 15.3%	4.3% - 13.9%
Default rate	2.0% - 13.9%	2.0% - 13.5%

Range
Servicing Assets	June 30, 2022	December 31, 2021
Discount rate	15.0% - 25.0%	15.0% - 25.0%
Default rate	0.5% - 14.5%	1.5% - 14.1%
Prepayment rate	2.2% - 39.1%	10.2% - 32.3%
Market servicing rate (1) (2)	0.648% - 0.842%	0.648% - 0.842%
(1) Servicing assets associated with loans enrolled in a relief program offered by the Company in response to the COVID-19 pandemic as of June 30, 2022 and December 31, 2021 were measured using a market servicing rate assumption of 84.2 basis points. This rate was estimated using a multiplier consistent with observable market rates for other loan types, applied to the base market servicing rate assumption of 64.8 basis points.

(2) Excludes collection fees that would be passed on to a hypothetical third-party servicer. As of June 30, 2022 and December 31, 2021, the market rate for collection fees and non-sufficient fund fees was assumed to be 6 basis points and 6 basis points, respectively, for a total market servicing rate range of 70.8 - 90.2 basis points and a total market servicing rate of 70.8 - 90.2 basis points, respectively.

Range
Loan Trailing Fee Liability	June 30, 2022	December 31, 2021
Discount rate	15.0% - 25.0%	15.0% - 25.0%
Default rate	0.5% - 14.5%	1.5% - 14.1%
Prepayment rate	2.2% - 39.1%	10.2% - 32.3%
Changes in Level 3 Fair Value Assets and Liabilities on a Recurring Basis
The following tables present additional information about Level 3 Borrower Loans, Loans Held for Sale and Notes measured at fair value on a recurring basis (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets		Liabilities
	Borrower Loans	Loans Held for Sale	Notes	Total
Balance at January 1, 2022	$267,626	$—	$(265,985)	$1,641
Originations	143,785	1,292,648	(144,310)	1,292,123
Principal repayments	(96,956)	—	97,729	773
Borrower Loans sold to third parties	(824)	(1,292,648)	—	(1,293,472)
Other changes	153	—	(112)	41
Change in fair value	(11,891)	—	12,157	266
Balance at June 30, 2022	$301,893	$—	$(300,521)	$1,372

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets		Liabilities
	Borrower Loans	Loans Held for Sale	Notes	Total
Balance at January 1, 2021	$209,670	$—	$(208,379)	$1,291
Originations	107,609	792,674	(108,203)	792,080
Principal repayments	(80,334)	—	81,042	708
Borrower Loans sold to third parties	(769)	(792,674)	—	(793,443)
Other changes	(208)	—	219	11
Change in fair value	876	—	(720)	156
Balance at June 30, 2021	$236,844	$—	$(236,041)	$803

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets		Liabilities
	Borrower Loans	Loans Held for Sale	Notes	Total
Balance at April 1, 2022	$281,624	$—	$(280,674)	950
Originations	76,891	803,326	(76,581)	803,636
Principal repayments	(48,746)	—	48,977	231
Borrower Loans sold to third parties	(489)	(803,326)	—	(803,815)
Other changes	90	—	(159)	(69)
Change in fair value	(7,477)	—	7,916	439
Balance at June 30, 2022	$301,893	$—	$(300,521)	$1,372

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets		Liabilities
	Borrower Loans	Loans Held for Sale	Notes	Total
Balance at April 1, 2021	$219,012	$—	$(218,494)	$518
Originations	58,651	386,440	(58,342)	386,749
Principal repayments	(41,259)	—	41,254	(5)
Borrower Loans sold to third parties	(326)	(386,440)	—	(386,766)
Other changes	(109)	—	32	(77)
Change in fair value	875	—	(491)	384
Balance at June 30, 2021	$236,844	$—	$(236,041)	$803

The following tables present additional information about Level 3 Servicing Assets recorded at fair value (in thousands):

Servicing Assets
Balance as of January 1, 2022	$9,796
Additions	6,480
Less: Changes in fair value	(4,577)
Balance as of June 30, 2022	$11,699

Servicing Assets
Balance as of January 1, 2021	$11,088
Additions	4,376
Less: Changes in fair value	(5,075)
Balance as of June 30, 2021	$10,389

Servicing Assets
Balance as of April 1, 2022	$9,910
Additions	4,090
Less: Changes in fair value	(2,301)
Balance as of June 30, 2022	$11,699

Servicing Assets
Balance as of April 1, 2021	10,770
Additions	2,022
Less: Changes in fair value	(2,403)
Balance as of June 30, 2021	$10,389

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
The following tables present additional information about Level 3 Loan Trailing Fee Liability measured at fair value on a recurring basis (in thousands):

Loan Trailing Fee Liability
Balance as of January 1, 2022	$2,161
Issuances	1,322
Cash payment of Loan Trailing Fee	(1,010)
Change in fair value	101
Balance as of June 30, 2022	$2,574

Loan Trailing Fee Liability
Balance as of January 1, 2021	$2,233
Issuances	817
Cash payment of Loan Trailing Fee	(1,066)
Change in fair value	161
Balance as of June 30, 2021	$2,145

Loan Trailing Fee Liability
Balance as of April 1, 2022	2,194
Issuances	820
Cash payment of Loan Trailing Fee	(500)
Change in fair value	60
Balance as of June 30, 2022	$2,574

Loan Trailing Fee Liability
Balance as of April 1, 2021	2,189
Issuances	407
Cash payment of Loan Trailing Fee	(522)
Change in fair value	71
Balance as of June 30, 2021	$2,145

Significant Recurring Level 3 Fair Value Asset and Liability Input Sensitivity
Key economic assumptions are used to compute the fair value of Borrower Loans. The sensitivity of the fair value to immediate changes in assumptions at June 30, 2022 and December 31, 2021 for Borrower Loans are presented in the following table (in thousands, except percentages).

Borrower Loans:	June 30, 2022	December 31, 2021
Fair value, using the following assumptions:	$301,893	$267,626
Weighted-average discount rate	7.21%	5.76%
Weighted-average default rate	11.43%	10.70%

Fair value resulting from:
100 basis point increase in discount rate	$298,850	$265,104
200 basis point increase in discount rate	$295,885	$262,499
Fair value resulting from:
100 basis point decrease in discount rate	$305,015	$270,520
200 basis point decrease in discount rate	$308,221	$273,337

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$299,136	$265,435
Applying a 1.2 multiplier to default rate	$296,398	$263,107
Fair value resulting from:
Applying a 0.9 multiplier to default rate	$304,666	$270,133
Applying a 0.8 multiplier to default rate	$307,459	$272,505

Key economic assumptions are used to compute the fair value of Notes. The sensitivity of the fair value to immediate changes in assumptions at June 30, 2022 and December 31, 2021 for Notes funded through the Note Channel are presented in the following table (in thousands, except percentages).

Notes	June 30, 2022	December 31, 2021
Fair value, using the following assumptions:	$300,521	$265,985
Weighted-average discount rate	7.21%	5.76%
Weighted-average default rate	11.43%	10.70%

Fair value resulting from:
100 basis point increase in discount rate	$297,488	$263,326
200 basis point increase in discount rate	$294,532	$260,735
Fair value resulting from:
100 basis point decrease in discount rate	$303,635	$268,714
200 basis point decrease in discount rate	$306,831	$271,516

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$297,760	$263,644
Applying a 1.2 multiplier to default rate	$295,017	$261,318
Fair value resulting from:
Applying a 0.9 multiplier to default rate	$303,300	$268,340
Applying a 0.8 multiplier to default rate	$306,098	$270,711

Key economic assumptions are used to compute the fair value of Servicing Assets. The sensitivity of the current fair value to immediate changes in assumptions at June 30, 2022 and December 31, 2021 for Servicing Assets are presented in the following table (in thousands, except percentages).

Servicing Assets	June 30, 2022	December 31, 2021
Fair value, using the following assumptions:	$11,699	$9,796
Weighted-average market servicing rate	0.650%	0.650%
Weighted-average prepayment rate	20.90%	20.82%
Weighted-average default rate	13.28%	12.24%

Fair value resulting from:
Market servicing rate increase of 0.025%	$10,950	$9,171
Market servicing rate decrease of 0.025%	$12,448	$10,421

Fair value resulting from:
Applying a 1.1 multiplier to prepayment rate	$11,424	$9,580
Applying a 0.9 multiplier to prepayment rate	$11,979	$10,015

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$11,536	$9,667
Applying a 0.9 multiplier to default rate	$11,864	$9,926

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
Pursuant to the Marketing Agreement Amendment, the marketing fee that Prosper receives in connection with the origination of each loan is partially reduced by an amount (the “Designated Amount”) calculated as a percentage of the principal amount of such loan based on the aggregate principal amount of loans originated for the applicable month. To the extent the aggregate Designated Amount for all loans originated during any month is less than $100,000 through February 1, 2025, Prosper is required to pay WebBank an amount equal to such deficiency. Accordingly, the minimum fee for the remaining six months of 2022 is $0.6 million. The minimum fee is then $1.2 million for 2023 and 2024, and $0.1 million in 2025.

Additionally, under the agreement with WebBank, Prosper is required to maintain minimum net liquidity of $15 million at all times during the term of the agreement. Net liquidity is defined as the sum of Cash, Cash Equivalents and Available for Sale Investments. Violation of this covenant can result in termination of the contract with WebBank. As of June 30, 2022, the Company was in compliance with the covenant.
Loan Purchase Commitments
Under the terms of PFL’s agreement with WebBank, PFL is committed to purchase $29.9 million of Borrower Loans that WebBank originated during the last two business days of the quarter ended June 30, 2022. PFL will purchase these Borrower Loans within the first three business days of the quarter ending September 30, 2022.
Repurchase Obligation
Under the terms of the loan purchase agreements between PFL and investors that participate in the Whole Loan Channel, PFL may, in certain circumstances, become obligated to repurchase a Borrower Loan from an investor. Generally, these circumstances include the occurrence of verifiable identity theft, the failure to properly follow loan listing or bidding protocols, or a violation of the applicable federal, state, or local lending laws. The fair value of the indemnification and repurchase obligation is estimated based on historical experience. PFL recognizes a liability for the repurchase and indemnification obligation when the Borrower Loans are issued. Indemnified or repurchased Borrower Loans associated with violations of federal, state, or local lending laws or verifiable identity theft are written off at the time of repurchase or at the time an indemnification payment is made. The maximum potential amount of future payments associated under this obligation is the outstanding balances of the Borrower Loans issued through the Whole Loan Channel, which as of June 30, 2022 is $2.9 billion. PFL has accrued $0.3 million and $0.3 million as of June 30, 2022 and December 31, 2021, respectively, in regard to this obligation.
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

PFL’s executive officers and directors who are not executive officers participate in its marketplace by placing bids and purchasing Notes. The aggregate amount of the Notes purchased and the income earned by parties deemed to be related parties of PFL for the three and six months ended June 30, 2022 and 2021 are summarized below (in thousands):

	Aggregate Amount of Notes Purchased		Interest Earned on Notes
	Three Months Ended June 30,		Three Months Ended June 30,
Related Party	2022	2021	2022	2021
Executive officers and management	$9	$9	$2	$2
Directors (excluding executive officers and management)	—	—	—	—
Total	$9	$9	$2	$2

	Aggregate Amount of Notes Purchased the Six Months Ended June 30,		Interest Earned on Notes the Six Months Ended June 30,
Related Party	2022	2021	2022	2021
Executive officers and management	$18	$17	$3	$3
Directors (excluding executive officers and management)	—	—	—	—
Total	$18	$17	$3	$3
The balance of Notes held by officers and directors who are not executive officers are as follows (in thousands):

	Notes Balance as of
Related Party	June 30, 2022	December 31, 2021
Executive officers and management	$43	$41
Directors (excluding executive officers and management)	—	—
Total	$43	$41

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
We believe our business model has key advantages relative to traditional banks, including (i) an innovative marketplace model that efficiently connects qualified supply and demand of capital, (ii) online operations that substantially reduce the need for physical infrastructure and improve convenience, and (iii) use of advanced technology and machine learning to deliver simple, fast, personalized, and transparent solutions that can improve consumers’ financial health as they move across the credit spectrum. We do not operate physical branches or incur expenses related to infrastructure like traditional banks or consumer finance institutions. As part of operating our marketplace, we verify the identity of borrowers and assess borrowers’ credit risk profile using a combination of public and proprietary data. Our proprietary technology automates several loan origination and servicing functions, including the borrower application process, data gathering, underwriting, credit scoring, loan funding, investing and servicing, regulatory compliance and fraud detection.
During the year ended December 31, 2021, our marketplace facilitated $1.9 billion in Borrower Loan originations, of which $1.7 billion were funded through our Whole Loan Channel, representing 88% of the total Borrower Loans originated through our marketplace during this period. From inception through June 30, 2022, our marketplace has facilitated $21.6 billion in Borrower Loan originations, of which $19.3 billion were funded through our Whole Loan Channel, representing 89% of the total Borrower Loans originated through our marketplace during this period. For the three months ended June 30, 2022, our marketplace facilitated $891.9 million in Borrower Loan originations, an increase of 98% from the same period in 2021. The percentage of loans funded through the Whole Loan Channel for the three months ended June 30, 2022 was 91%.
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

Key Operating and Financial Metrics (in thousands)
The following table displays our key operating and financial metrics for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Loan Originations	$891,896	450,120	$1,452,388	908,671
Transaction Fees, Net	42,986	20,941	69,471	41,771
Whole Loans Outstanding (1)	2,881,346	2,602,847	2,881,346	2,602,847
Servicing Fees, Net	3,153	3,553	7,361	6,967
Total Net Revenue	55,261	34,734	93,854	67,850
Net Income (Loss)	42,665	(5,805)	79,297	(50,694)
Adjusted EBITDA (2)	1,717	2,564	(661)	4,690
(1) Balance as of June 30.
(2) Adjusted EBITDA is a non-GAAP financial measure. For more information regarding this measure and a reconciliation to Net Income (Loss), the most comparable US GAAP measure, see “Non-GAAP Financial Measure - Adjusted EBITDA.”
Loan Originations
From inception through June 30, 2022, a total of 1,734,508 Borrower Loans totaling $21.6 billion were originated through Prosper’s marketplace.
For the three months ended June 30, 2022, 84,957 Borrower Loans totaling $891.9 million were originated through Prosper’s marketplace, compared to 42,006 Borrower Loans totaling $450.1 million during the three months ended June 30, 2021. This represents an increase of 102% in terms of the number of loans and an increase of 98% in the dollar amount of loans. The originations increase for the quarter ended June 30, 2022 versus the quarter ended June 30, 2021 was due primarily to an improved competitive and pricing environment, as well as more normalized underwriting requirements, which is also reflective of the general economic recovery since the start of the COVID-19 pandemic.
Loan origination volume by Prosper Rating was as follows for the periods presented (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	Amount	%	Amount	%	Amount	%	Amount	%
AA	$122.5	14%	$61.9	14%	$167.0	11%	$139.9	15%
A	155.1	17%	97.9	22%	226.0	16%	199.6	22%
B	123.5	15%	66.9	15%	216.0	15%	131.8	15%
C	118.1	13%	48.9	11%	206.1	14%	90.5	10%
D	81.4	9%	16.1	3%	131.4	9%	27.8	3%
E	91.2	10%	4.1	1%	120.1	8%	6.2	1%
HR	10.1	1%	0.3	—%	10.6	1%	0.6	—%
Other (1)	190.0	21%	154.0	34%	375.2	26%	312.2	34%
Total	$891.9		$450.1		$1,452.4		$908.6
(1) Represents loans originated through the Prosper platform via the Whole Loan Channel but not assigned Prosper Ratings. These loans are sold only to institutional investors and based on specific underwriting criteria and custom risk models developed by these investors.

For the three and six months ended June 30, 2022, the mix of originations on the Prosper platform was generally reflective of more normalized underwriting standards as compared to the corresponding periods in 2021, as the economy continued to recover from the COVID-19 pandemic. A significant number of loans are not assigned Prosper ratings as the Company continues to sell higher risk loans through the Whole Loan Channel to institutional investors that rely on their own custom risk models to underwrite the loans.

Whole Loans Outstanding
We sell Borrower Loans through our Whole Loan Channel, and the outstanding balance of these loans serves as a primary driver of our Servicing Assets. Whole loans outstanding increased $278.5 million or 11% from June 30, 2021 to June 30, 2022. This increase is primarily due to the increase in originations in the past year, driven by the factors described in the Loan Originations section, above. We have also continued to purchase and hold loans in consolidated warehouse trusts, increasing the overall balance of outstanding whole loans.
Net Income (Loss)
See the section titled “Results of Operations” below, for the discussion on significant changes in Net Income (Loss) year-over-year.
Results of Operations
Overview
The following tables summarize Prosper’s net income (loss) for the three and six months ended June 30, 2022 and 2021 (in thousands, except percentages):

	Three Months Ended June 30,
	2022	2021	Change	% Change
Total Net Revenues	$55,261	$34,734	$20,527	59%
Total Expenses	12,576	40,518	(27,942)	(69)%
Net Income (Loss) Before Taxes	42,685	(5,784)	48,469	(838)%
Income Tax Expense	(20)	(21)	1	(5)%
Net Income (Loss)	$42,665	$(5,805)	$48,470	(835)%

	Six Months Ended June 30,
	2022	2021	Change	% Change
Total Net Revenues	93,854	$67,850	$26,004	38%
Total Expenses	14,517	$118,502	(103,985)	(88)%
Net Income (Loss) Before Taxes	79,337	(50,652)	129,989	n/m
Income Tax Expense	(40)	$(42)	2	(5)%
Net Income (Loss)	$79,297	$(50,694)	$129,991	n/m
n/m: not meaningful
Total Net Revenues for the three months ended June 30, 2022 increased $20.5 million as compared to the same period in 2021. The increase was primarily attributable to a $22.0 million increase in Transaction Fees, Net, and a combined $1.6 million increase in Servicing Fees, Net and Gain on Sale of Borrower Loans, all of which are due to the increase in originations during this time, as discussed above. There was also a $1.1 million increase in Other Revenues, driven by additional credit referral and incentive fees due to increased personal loan application volume. These increases were partially offset by a $1.6 million decrease in Total Interest Income (Expense), Net, due primarily to the deconsolidation of securitized Borrower Loans in the third quarter of 2021, partially offset by additional interest income generated from loans held in consolidated warehouse trusts. Finally, there was also a $2.6 million decrease in Total Net Revenues from Change in Fair Value of Financial Instruments, Net, due primarily to volatility in the capital markets and higher interest rates, which led to negative fair value adjustments on the loans held in consolidated warehouse trusts. These negative fair value adjustments were partially offset by gains on our Credit Card derivative since the product launched at the end of 2021.
Total Expenses for the three months ended June 30, 2022 decreased $27.9 million as compared to the same period in 2021, primarily due to the Change in Fair Value of Convertible Preferred Stock Warrants, which is in turn driven by changes in the fair value of the underlying Convertible Preferred Stock. Specifically, the gain for the three months ended June 30, 2022 totaled $44.1 million, which compared to a loss of $5.7 million for the corresponding period in 2021, a change of $49.8 million. This decrease was partially offset by a combined $22.0 million increase in Origination and Servicing, Sales and Marketing and General and Administrative expenses, as costs increased to support the higher originations for the three months ended June 30, 2022. Accordingly, the net income for the three months ended June 30, 2022 increased $48.5 million when compared to the net loss for the three months ended June 30, 2021.

Total Net Revenues for the six months ended June 30, 2022 increased $26.0 million as compared to the same period in 2021. The increase was primarily attributable to a $27.7 million increase in Transaction Fees, Net, and a combined $2.4 million increase in Servicing Fees, Net and Gain on Sale of Borrower Loans, all of which are due to the increase in originations during this time, as discussed above. There was also a $2.1 million increase in Other Revenues, driven by additional credit referral and incentive fees due to increased personal loan application volume. These increases were partially offset by a $4.3 million decrease in Total Interest Income (Expense), Net, due primarily to the deconsolidation of securitized Borrower Loans in the third quarter of 2021, partially offset by additional interest income generated from loans held in consolidated warehouse trusts. Finally, there was also a $1.9 million decrease in Total Net Revenues from Change in Fair Value of Financial Instruments, Net, due primarily to volatility in the capital markets and higher interest rates, which led to negative fair value adjustments on the loans held in consolidated warehouse trusts. These negative fair value adjustments were partially offset by gains on our Credit Card derivative since the product launched at the end of 2021.
Total Expenses for the six months ended June 30, 2022 decreased $104.0 million as compared to the same period in 2021, primarily due to the Change in Fair Value of Convertible Preferred Stock Warrants, which is in turn driven by changes in the fair value of the underlying Convertible Preferred Stock. Specifically, the gain for the six months ended June 30, 2022 was $77.5 million, which compared to a loss of $50.1 million for the corresponding period in 2021, a change of $127.6 million. We also recorded an $8.6 million Gain on Forgiveness of PPP Loan for the six months ended June 30, 2022, as the U.S. Small Business Administration (“SBA”) formally forgave our PPP loan in March 2022, which is discussed in Note 10 of the accompanying condensed consolidated financial statements. These decreases were partially offset by a combined $32.5 million increase in Origination and Servicing, Sales and Marketing and General and Administrative expenses, as costs increased to support the higher originations for the six months ended June 30, 2022. Accordingly, the net income for the six months ended June 30, 2022 increased $130.0 million when compared to the net loss for the six months ended June 30, 2021.
Revenues
The following tables summarize our revenues for the three and six months ended June 30, 2022 and 2021 (in thousands, except percentages):

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
Operating Revenues:
Transaction Fees, Net	$42,986	$20,941	$22,045	105%
Servicing Fees, Net	3,153	3,553	(400)	(11)%
Gain on Sale of Borrower Loans	3,352	1,366	1,986	145%
Other Revenues	2,014	938	1,076	115%
Total Operating Revenues	51,505	26,798	24,707	92%

Interest Income (Expenses):
Interest Income on Borrower Loans and Loans Held for Sale	20,579	21,048	(469)	(2)%
Interest Expense on Financial Instruments	(14,101)	(12,953)	(1,148)	9%
Total Interest Income (Expense), Net	6,478	8,095	(1,617)	(20)%
Change in Fair Value of Financial Instruments, Net	(2,722)	(159)	(2,563)	n/m
Total Net Revenues	$55,261	$34,734	$20,527	59%

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
Operating Revenues:
Transaction Fees, Net	$69,471	$41,771	$27,700	66%
Servicing Fees, Net	7,361	$6,967	394	6%
Gain on Sale of Borrower Loans	5,031	$2,989	2,042	68%
Other Revenues	3,525	$1,465	2,060	141%
Total Operating Revenues	85,388	53,192	32,196	61%

Interest Income (Expenses):
Interest Income on Borrower Loans and Loans Held for Sale	38,662	$42,946	(4,284)	(10)%
Interest Expense on Financial Instruments	(25,870)	$(25,878)	8	—%
Total Interest Income (Expense), Net	12,792	17,068	(4,276)	(25)%
Change in Fair Value of Financial Instruments, Net	(4,326)	$(2,410)	(1,916)	80%
Total Net Revenues	$93,854	$67,850	$26,004	38%
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
We also earn various program fees from our Credit Card product, such as interchange fees, annual fees and late fees, and record them within Transaction Fees, Net.
Transaction fees increased $22.0 million, or 105%, for the three months ended June 30, 2022, as compared to the corresponding period in 2021. This increase is generally consistent with the higher origination volume discussed above. We also recognized approximately $1.1 million in program fees under our Credit Card product for the three months ended June 30, 2022.
Transaction fees increased $27.7 million, or 66%, for the six months ended June 30, 2022, as compared to the corresponding period in 2021. This increase is generally consistent with the higher origination volume discussed above. We also recognized approximately $1.5 million in program fees under our Credit Card product for the six months ended June 30, 2022.

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
In addition, we are contractually obligated to service the entire portfolio under our Credit Card product. Our banking partner, Coastal, pays us a servicing fee of 1% per annum of the daily outstanding principal balance of all cards designated as Coastal allocations (approximately 10% of the portfolio). To the extent that these contractual fees are less than adequate compensation that would be required by a market participant to service the entire portfolio, a servicing obligation is recorded. Changes to this servicing obligation are included in Servicing Fees, Net.
The decrease of $0.4 million, or 11%, in Servicing Fees for the three months ended June 30, 2022, as compared to the corresponding period in 2021, is primarily due to a $1.1 million increase in the Credit Card servicing obligation for the three months ended June 30, 2022, due to the growth in the portfolio. This decrease was partially offset by a $0.3 million increase in net collection fees income, as we reduced our reliance on external collection agencies during this time. We utilized these agencies more in the prior year to address enhanced collection efforts required during the COVID-19 pandemic. Finally, there was an increase of $0.2 million in whole loan servicing revenues during this period, due to the increase in the balance of whole loans outstanding, as discussed above.
The increase of $0.4 million, or 6%, in Servicing Fees for the six months ended June 30, 2022, as compared to the corresponding period in 2021, is primarily due to reduced reliance on external collection agencies during this time, which resulted in a $1.4 million increase. We utilized these agencies more in the prior year to address enhanced collection efforts required during the COVID-19 pandemic. There was an increase of $0.1 million in whole loan servicing revenues during this period, due to the increase in the balance of whole loans outstanding, as discussed above. These increases were partially offset by a $1.2 million increase in the Credit Card servicing obligation for the six months ended June 30, 2022, due to the growth in the portfolio.
Gain on Sale of Borrower Loans
Gain on Sale of Borrower Loans consists of net gains on Borrower Loans sold through the Whole Loan Channel. The increases in Gain on Sale of Borrower Loans for the three and six months ended June 30, 2022, as compared to the corresponding period in 2021, were primarily due to increases in the volume of whole loans sold due to higher originations, as discussed above.
Other Revenues
Other Revenues consists primarily of credit referral and incentive fees. Credit referral fees are earned from partner companies for the referral of customers on our platform, while incentive fees are earned from partner companies through our incentive programs. The $1.1 million increase in Other Revenues for the three months ended June 30, 2022, as compared to the corresponding period in 2021, was due primarily to additional credit referral fees earned as a result of increased personal loan application volume directed to our credit referral partners.
Of the $2.1 million increase in Other Revenues for the six months ended June 30, 2022, as compared to the corresponding period in 2021, approximately $1.8 million related to additional credit referral fees due primarily to increased personal loan application volume directed to our credit referral partners. There was also a $0.3 million increase in incentive fees earned for the period.
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
The decrease of $1.6 million, or 20%, in Total Interest Income (Expense), Net for the three months ended June 30, 2022, as compared to the corresponding period in 2021, was primarily due to the deconsolidation of securitized Borrower Loans, as well as the associated Notes and Certificates Issued by Securitization Trust, from our balance sheet on September 27, 2021. Net interest income from securitizations decreased approximately $2.7 million for the three months ended June 30, 2022. This was partially offset by a $0.7 million increase in net interest income from Loans Held for Sale, as we increased the usage of our Warehouse Lines and the outstanding principal balance on those loans increased. Additionally, there was a $0.3 million increase in net interest income due to a decrease in the amortization of warehouse line and securitization setup costs.
The decrease of $4.3 million, or 25%, in Total Interest Income (Expense), Net for the six months ended June 30, 2022, as compared to the corresponding period in 2021, was also primarily due to the deconsolidation of securitized Borrower Loans, as well as the associated Notes and Certificates Issued by Securitization Trust, from our balance sheet on September 27, 2021. Net interest income from securitizations decreased approximately $6.2 million for the six months ended June 30, 2022. This was partially offset by a $1.0 million increase in net interest income from Loans Held for Sale, as we increased the usage of our Warehouse Lines and the outstanding principal balance on those loans increased. Additionally, there was a $0.6 million increase in net interest income due to a decrease in the amortization of warehouse line and securitization setup costs, and a $0.3 million increase related to net interest income on Borrower Loans funded through the Note Channel.
Change in Fair Value of Financial Instruments, Net
We record Borrower Loans, Loans Held for Sale, Notes and the Credit Card derivative (see Note 5 of the accompanying condensed consolidated financial statements) at fair value. Prior to the deconsolidation of our securitization entities on September 27, 2021, we also recorded Certificates Issued by Securitization Trust at fair value. Changes in the fair value of Borrower Loans funded through the Note Channel are largely offset by the changes in fair value of the Notes due to their borrower payment-dependent structure. Our obligation to pay principal and interest on Notes is equal to the loan payments, if any, that are received on the corresponding Borrower Loan, net of the servicing fee, which is generally 1.0% of the outstanding balance.
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
We earn interest income on loans held in warehouse trusts during the period we own or consolidate the loans, which partially offsets changes in the fair value of those loans. The following table illustrates the composition of the loans held in warehouse trusts by Prosper Rating, which is an indicator of the credit quality:

	Six Months Ended June 30,
	2022	2021
Loans Held for Sale(1):
AA	20%	22%
A	28%	34%
B	25%	30%
C	18%	12%
D	7%	2%
E	2%	—%
HR	—%	—%
Total	100%	100%
(1) The percentages are calculated using the weighted average of month-end principal balances of Loans Held for Sale by Prosper Rating.

Fair values of Borrower Loans, Loans Held for Sale, Notes and the Credit Card derivative are estimated using discounted cash flow methodologies based upon a set of valuation assumptions. The key assumptions used include default and prepayment rates derived primarily from historical performance, and discount rates based on estimates of the rates of return that investors would require when investing in other financial instruments with similar characteristics. For the three months ended June 30, 2022 and 2021, the Change in Fair Value of Financial Instruments, Net was a loss of $2.7 million and a loss of $0.2 million, respectively. For the six months ended June 30, 2022 and 2021, the Change in Fair Value of Financial Instruments, Net was a loss of $4.3 million and a loss of $2.4 million, respectively.
The increase in the loss for the three and six months ended June 30, 2022, as compared to the corresponding periods in the prior year, is largely driven by Loans Held for Sale. Capital markets volatility, benchmark interest rates and purchases of loans through our consolidated warehouse trusts all increased during the current period. Consistent with originations, warehouse purchases in the current period included a higher mix of loans rated C, D and E (based on Prosper Rating and as reflected in the table above) which have higher borrower rates and expected losses compared to loans rated AA, A or B, resulting in higher charge-offs and an overall greater impact on the change in fair value. Specifically, for Loans Held for Sale, the loss from changes in fair value for the three months ended June 30, 2022, was $6.5 million, due to a $4.0 million loss on fair value and $2.5 million in net charge-offs. This compares to the corresponding period in 2021, when there was a gain from changes in fair value was $0.4 million, due to fair value gains of $2.3 million, partially offset by $1.9 million in net charge-offs. For the six months ended June 30, 2022, the loss from changes in fair value was $9.4 million, due to a $4.7 million loss on fair value and $4.8 million in net charge-offs. This compares to the corresponding period in 2021, when the loss from changes in fair value was $0.3 million, due to fair value gains of $3.5 million, partially offset by $3.7 million in net charge-offs.
For Borrower Loans, the loss from changes in fair value was $7.5 million for the three months ended June 30, 2022, which compared to a gain of $1.0 million for the corresponding period in the prior year. The loss for the three months ended June 30, 2022 was attributable to a $4.1 million loss on fair value and $3.2 million in net charge-offs, while the gain for the same period in 2021 was attributable to a $5.4 million gain on fair value and $4.3 million in net charge-offs. For the six months ended June 30, 2022, the loss from changes in fair value was $11.9 million, which compared to a gain of $2.0 million for the corresponding period in the prior year. The loss for the six months ended June 30, 2022 was attributable to a $5.9 million loss on fair value and $6.6 million in net charge-offs, while the gain for the same period was attributable to a $11.8 million fair value gain and $9.7 million in net charge-offs. In general, the losses for the three and six months ended June 30, 2022 are reflective of increased capital markets volatility and benchmark interest rates during the period, while the gains recognized in the prior year were primarily due to the continued fair value recovery of Borrower Loans following the large negative adjustments recognized in 2020 as a result of the COVID-19 pandemic. In addition, the changes in fair value for the three and six months ended June 30, 2021 were reflective of $0.1 million and $1.1 million, respectively, in gains related to securitized Borrower Loans, which were deconsolidated from our balance sheet on September 27, 2021, as discussed above.
There were losses of $1.0 million and $3.3 million recognized for the three and six months ended June 30, 2021, respectively, related to the Certificates Issued by Securitization Trust, which are no longer on our balance sheet. The gains on changes in fair value from Notes of $7.9 million and $12.2 million for the three and six months ended June 30, 2022 was generally consistent with the negative fair value adjustments, partially offset by reduced charge-offs, related to the Borrower Loans, as discussed above.
The Credit Card derivative is primarily reflective of discounted future cash flows from certain features of our Credit Card program that were determined to meet the definition of freestanding derivatives, including interest income, program fees paid to our banking partner Coastal, credit losses and fraud losses. Fair value gains on the Credit Card derivative were $3.3 million and $4.4 million for the three and six months ended June 30, 2022, respectively, and were primarily due to the growth in the underlying portfolio since the Credit Card launched at the end of 2021.
We also hold a swaption to limit our exposure to fluctuations in LIBOR due to our PWIT Warehouse Line, which bears interest at LIBOR plus 2.75%. For the six months ended June 30, 2022, the fair value of that swaption increased $0.4 million. For the three months ended June 30, 2022, and for the three and six months ended June 30, 2021, the change in the fair value was immaterial.
The following table details the changes in our fair value of our financial instruments for the three and six months ended June 30, 2022 and 2021, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Assets:
Borrower Loans	$(7,477)	$1,017	$(11,891)	$1,965
Loans Held for Sale	(6,506)	357	(9,431)	(285)
Credit Card derivative (included in Prepaid and Other Assets)	3,335	—	4,438	—
LIBOR rate swaption (included in Prepaid and Other Assets)	10	(26)	401	(27)

Liabilities:
Notes	7,916	(491)	12,157	(720)
Certificates Issued by Securitization Trust	—	(1,016)	—	(3,343)
Total	$(2,722)	$(159)	$(4,326)	$(2,410)
Expenses

The following tables summarize our expenses for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,
	2022	2021	Change	% Change
Expenses
Origination and Servicing	$13,873	$8,681	$5,192	60%
Sales and Marketing	22,401	7,904	14,497	183%
General and Administrative - Research and Development	5,492	4,532	960	21%
General and Administrative - Other	15,195	13,797	1,398	10%
Change in Fair Value of Convertible Preferred Stock Warrants	(44,075)	5,686	(49,761)	n/m
Other Income, Net	(310)	(82)	(228)	278%
Total Expenses	$12,576	$40,518	$(27,942)	(69)%

	Six Months Ended June 30,
	2022	2021	Change	% Change
Expenses
Origination and Servicing	$25,039	$17,055	$7,984	47%
Sales and Marketing	36,085	15,626	20,459	131%
General and Administrative - Research and Development	10,661	8,780	1,881	21%
General and Administrative - Other	29,319	27,193	2,126	8%
Change in Fair Value of Convertible Preferred Stock Warrants	(77,486)	50,117	(127,603)	n/m
Gain on Forgiveness of PPP Loan	(8,604)	—	(8,604)	100%
Other Income, Net	(497)	(269)	(228)	85%
Total Expenses	$14,517	$118,502	$(103,985)	(88)%
n/m: not meaningful
The following table reflects full-time employees as of June 30, 2022 and 2021 by functional area:

	June 30, 2022	June 30, 2021
Origination and Servicing	140	133
Sales and Marketing	28	16
General and Administrative - Research and Development	95	106
General and Administrative - Other	159	132
Total Headcount	422	387
Origination and Servicing
Origination and Servicing costs consist primarily of salaries, benefits and stock-based compensation expense related to our capital markets, collections, customer support and payment processing employees and vendor costs associated with facilitating and servicing loans and our credit card product. The increase for the three months ended June 30, 2022 of $5.2 million, or 60%, as compared to the corresponding period in 2021 was primarily due to a $4.4 million combined increase in loan servicing and origination costs, consistent with the increase in originations discussed above. Included in that increase is $0.9 million in third-party servicing costs associated with our credit card product. Additionally, compensation expense increased $0.5 million, driven primarily by increased headcount, and internal-use software amortization increased $0.2 million due to the deployment of various marketplace features over the past two years.
The increase for the six months ended June 30, 2022 of $8.0 million, or 47%, as compared to the corresponding period in 2021 was primarily due to a $6.5 million combined increase in loan servicing and origination costs, consistent with the increase in originations discussed above. Included in that increase is $1.4 million in third-party servicing costs associated with our credit card product. Additionally, compensation expense increased $0.9 million, driven primarily by increased headcount, and internal-use software amortization increased $0.6 million due to the deployment of various marketplace features over the past two years.
Of the total increase in Origination and Servicing costs for the three and six months ended June 30, 2022, approximately $2.0 million and $3.1 million, respectively, related specifically to our Credit Card product.
Sales and Marketing
Sales and Marketing costs consist primarily of affiliate marketing, search engine marketing, online and offline campaigns, email marketing, public relations and direct mail marketing, as well as compensation expenses such as wages, benefits and stock-based compensation for the employees who support these activities. For the three months ended June 30, 2022, the increase of $14.5 million, or 183%, from the corresponding period in the prior year was due primarily to an overall increase in marketing and advertising, including marketing partnership costs of $10.6 million, direct mail costs of $1.7 million, digital advertising spend of $1.1 million and direct to site advertising of $0.1 million. Additionally, compensation expense increased $0.7 million, due primarily to increased headcount.
For the six months ended June 30, 2022, the increase of $20.5 million, or 131%, from the corresponding period in the prior year was due primarily to an overall increase in marketing and advertising, including marketing partnership costs of $13.9 million, direct mail costs of $3.5 million, digital advertising spend of $1.8 million and direct to site advertising of $0.2 million. Additionally, compensation expense increased $1.0 million, due primarily to increased headcount.
Of the total increase in Sales and Marketing costs for the three and six months ended June 30, 2022, approximately $3.9 million and $6.5 million, respectively, related specifically to our credit card product.
General and Administrative - Research and Development
General and Administrative – Research and Development costs consist primarily of salaries, benefits and stock-based compensation expense related to our engineering and product development employees, as well as related vendor costs. The increase in General and Administrative – Research and Development for the three months ended June 30, 2022 of $1.0 million, or 21%, was due primarily to a $0.5 million increase in compensation expense and a $0.6 million increase in outsourced services, primarily related to headcount additions for the development of various platform features and our Credit Card product. These increases were partially offset by additional capitalized internal-use software and web development costs. Specifically these capitalized costs were $2.6 million and $2.5 million for the three months ended June 30, 2022 and 2021, respectively.
The increase in General and Administrative – Research and Development for the six months ended June 30, 2022 of $1.9 million, or 21%, was due primarily to a $1.8 million increase in compensation expense and a $1.0 million increase in outsourced services, primarily related to headcount additions for the development of various platform features and our Credit Card product. These increases were partially offset by additional capitalized internal-use software and web development costs. Specifically these capitalized costs were $5.3 million and $4.5 million for the six months ended June 30, 2022 and 2021, respectively.
Of the total increase in General and Administrative - Research and Development costs for the three and six months ended June 30, 2022, approximately $0.6 million and $1.1 million, respectively, related specifically to our credit card product. These amounts are presented net of $0.5 million and $0.9 million, respectively, of capitalized internal-use software and web development costs.
General and Administrative - Other
General and Administrative – Other expenses consist primarily of salaries, benefits and stock-based compensation expense related to our accounting and finance, risk, legal, compliance, human resources and facilities employees, professional fees related to legal and accounting and facilities expenses. The increase in General and Administrative - Other for the three months ended June 30, 2022 of $1.4 million, or 10%, was due primarily to a $1.0 million increase in compensation expense, driven primarily by increased headcount. There was also a $0.3 million increase in facilities and maintenance costs, due primarily to additional usage of software licenses and subscriptions.
The increase in General and Administrative - Other for the six months ended June 30, 2022 of $2.1 million, or 8%, was due primarily to a $1.8 million increase in compensation expense, driven primarily by increased headcount. There was also a $0.6 million increase in facilities and maintenance costs, due in part to our employees beginning to return to the office in the first quarter of 2022, as well as increased usage of software licenses and subscriptions. Various other expenses generally related to growth and return to the office increased a combined $0.4 million from the prior year. These increases were partially offset by a $0.8 million decrease in professional services, as there were additional initiatives in the prior year that did not recur in 2022, including those related to the launch of our credit card product.

Of the total increase in General and Administrative - Other costs for the three and six months ended June 30, 2022, approximately $0.8 million and $1.4 million, respectively, related specifically to our credit card product.
Change in Fair Value of Convertible Preferred Stock Warrants
Change in Fair Value of Convertible Preferred Stock Warrants was a gain of $44.1 million and gain of $77.5 million for the three and six months ended June 30, 2022, respectively, due to a decrease in the fair value of the underlying Convertible Preferred Stock for those periods. Change in Fair Value of Convertible Preferred Stock Warrants was a loss of $5.7 million and loss of $50.1 million for the three and six months ended June 30, 2021, due to an increase in the fair value of the underlying Convertible Preferred Stock for those periods.
Gain on Forgiveness of PPP Loan
As discussed in Note 10 of the accompanying condensed consolidated financial statements, on March 21, 2022, we were notified by the SBA that all principal and interest under our PPP loan, totaling $8.6 million, was forgiven through a full forgiveness payment made on March 15, 2022 by the SBA to the lender of our PPP loan. As a result, we recognized the entire forgiven principal and interest as Gain on Forgiveness of PPP Loan for the six months ended June 30, 2022.
Other Income, Net
Other Income, Net was $0.3 million and $0.5 million for the three and six months ended June 30, 2022 and primarily consists of sublease income, interest income on cash and cash equivalents and other miscellaneous items. The $0.2 million increase for both the three and six months ended June 30, 2022 primarily relates to an increase in sublease income for those periods.
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
The following table presents a reconciliation of Net Income (Loss) to Adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net Income (Loss)	$42,665	$(5,805)	$79,297	$(50,694)
Depreciation expense:
Servicing and Origination	1,962	1,731	3,980	3,356
General and Administration - Other	646	622	1,287	1,200
Amortization of Intangibles	34	43	68	86
Stock-Based Compensation	504	268	799	587
Gain on Forgiveness of PPP Loan	—	—	(8,604)	—
Change in the Fair Value of Warrants	(44,075)	5,686	(77,486)	50,117
Interest Income on Cash and Cash Equivalents	(39)	(2)	(42)	(4)
Income Tax Expense	20	21	40	42
Adjusted EBITDA	$1,717	$2,564	$(661)	$4,690

Expenses on the condensed consolidated statements of operations include the following amounts of stock-based compensation expense for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Origination and Servicing	$35	$30	$63	$62
Sales and Marketing	173	16	201	32
General and Administrative	296	222	535	493
Total Stock-Based Compensation Expense	$504	$268	$799	$587

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
The following table summarizes our cash flow activities for the three months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,
	2022	2021
Net Loss	$42,665	$(5,805)

Net Cash (Used in) Provided by Operating Activities	(12,331)	50,724
Net Cash (Used in) Provided by Investing Activities	(30,581)	1,946
Net Cash Provided by (Used in) Financing Activities	54,731	(12,545)
Net Increase in Cash, Cash Equivalents and Restricted Cash	11,819	40,125
Cash, cash equivalents and restricted cash at the beginning of the period	219,648	221,270
Cash, cash equivalents and restricted cash at the end of the period	$231,467	$261,395
Cash, Cash Equivalents and Restricted Cash increased by $11.8 million for the three months ended June 30, 2022, based on the following components:
Operating Activities: $12.3 million in cash was used in operating activities, driven by (a) $35.0 million in net purchases of Loans Held for Sale, offset by (b) $18.9 million in cash from working capital, primarily due to the timing of payments to investors and third-party vendors, and (c) $3.8 million in net income, net of non-cash items.
Investing Activities: $30.6 million in cash was used in investing activities due to (a) $76.9 million in purchases of Borrower Loans, and (b) $2.9 million in purchases of property and equipment, primarily consisting of internal-use software, offset by (c) $49.2 million from sales and principal payments of Borrower Loans.
Financing Activities: $54.7 million in cash was provided by financing activities, due primarily to (a) $27.6 million in proceeds from issuance, net of payments, on Notes, at Fair Value and (b) $27.1 million in proceeds from Warehouse Lines.
Cash, Cash Equivalents and Restricted Cash increased $40.1 million for the three months ended June 30, 2021 based on the following components:
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
The following table summarizes our cash flow activities for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
	2022	2021
Net Income (Loss)	79,297	(50,694)

Net Cash (Used in) Provided by Operating Activities	(62,971)	103,264
Net Cash (Used in) Provided by Investing Activities	(52,702)	15,097
Net Cash Provided by (Used in) Financing Activities	111,515	(70,834)
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(4,158)	47,527
Cash, cash equivalents and restricted cash at the beginning of the period	235,625	213,868
Cash, cash equivalents and restricted cash at the end of the period	$231,467	$261,395

Cash, Cash Equivalents and Restricted Cash decreased $4.2 million for the six months ended June 30, 2022, based on the following components:
Operating Activities: $63.0 million in cash was used in operating activities, driven by (a) $78.6 million in net purchases of Loans Held for Sale, offset by (b) $10.5 million in cash from working capital, primarily due to the timing of payments to investors and third-party vendors, and (c) $5.1 million in net income, net of non-cash items. These non-cash items include the $8.6 million Gain on Forgiveness of PPP Loan, which is more fully described in Note 10 of the accompanying condensed consolidated financial statements.
Investing Activities: $52.7 million in cash was used in investing activities due to (a) $143.8 million in purchases of Borrower Loans, and (b) $6.7 million in purchases of property and equipment, primarily consisting of internal-use software, offset by (c) $97.8 million from sales and principal payments of Borrower Loans.
Financing Activities: $111.5 million in cash was provided by financing activities, due primarily to (a) $46.6 million in proceeds from issuance, net of payments, on Notes, at Fair Value and (b) $64.9 million in proceeds from Warehouse Lines.
Cash, Cash Equivalents and Restricted Cash increased $47.5 million for the six months ended June 30, 2021 based on the following components:
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
Off-Balance Sheet Arrangements
As a result of retaining servicing rights on the sale of Borrower Loans, we are an interest holder in certain special purpose entities that purchase these Borrower Loans. None of these special purpose entities are consolidated as we are not the primary beneficiary. Other than these special purpose entities, as of June 30, 2022, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements or other purposes.
CRITICAL ACCOUNTING POLICIES
Certain of Prosper's accounting policies that involve a higher degree of judgment and complexity are discussed in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in Prosper’s Annual Report on Form 10-K for the year ended December 31, 2021. There have been no significant changes to these critical accounting estimates during the first six months of 2022.

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
Results of Operations
Overview
The following tables summarize Prosper Funding’s net income (loss) for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
Total Net Revenues	$23,941	$15,257	$8,684	57%
Total Expenses	21,404	14,153	7,251	51%
Net Income (Loss)	$2,537	$1,104	$1,433	n/m

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
Total Net Revenues	41,607	28,022	$13,585	48%
Total Expenses	37,625	28,122	9,503	34%
Net Income (Loss)	$3,982	$(100)	$4,082	n/m
n/m: not meaningful

Total net revenues for the three months ended June 30, 2022 increased $8.7 million, or 57%, from the three months ended June 30, 2021, primarily due to increased administration fee revenue driven by an increase in the number of loan listings on our marketplace during the period. Because of the increase in whole loan originations from the prior year, there was a resulting increase in Gain on Sale of Borrower Loans. Additionally, we have reduced our reliance on external collection agencies, which resulted in an increase in Servicing Fees, Net. Total expenses for the three months ended June 30, 2022 increased $7.3 million, or 51%, from the three months ended June 30, 2021, primarily due to an increase in the number of loans funded during the period, which resulted in increased administration fee expense. The increases in loan listings and originations are due to an improved competitive and pricing environment, as well as more normalized underwriting requirements, reflecting the general economic recovery since the start of the COVID-19 pandemic.
Total net revenues for the six months ended June 30, 2022 increased $13.6 million, or 48%, from the six months ended June 30, 2021, primarily due to increased administration fee revenue driven by an increase in the number of loan listings on our marketplace during the period. Because of the increase in whole loan originations from the prior year, there was a resulting increase in Gain on Sale of Borrower Loans. Additionally, we have reduced our reliance on external collection agencies, which resulted in an increase in Servicing Fees, Net. Total expenses for the six months ended June 30, 2022 increased $9.5 million, or 34%, from the three months ended June 30, 2021, primarily due to an increase in the number of loans funded during the period, which resulted in increased administration fee expense. The increases in loan listings and originations are due to an improved competitive and pricing environment, as well as more normalized underwriting requirements, reflecting the general economic recovery since the start of the COVID-19 pandemic.
Revenues
The following tables summarizes Prosper Funding’s revenue for the three and six months ended June 30, 2022 and 2021 (in thousands, except percentages):

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
Revenues:
Operating Revenues:
Administration Fee Revenue - Related Party	$14,031	$8,395	$5,636	67%
Servicing Fees, Net	4,562	3,928	634	16%
Gain on Sale of Borrower Loans	3,797	1,663	2,134	128%
Other Revenues	361	306	55	18%
Total Operating Revenues	22,751	14,292	8,459	59%
Interest Income on Borrower Loans	11,670	8,999	2,671	30%
Interest Expense on Notes	(10,919)	(8,418)	(2,501)	30%
Net Interest Income	751	581	170	29%
Change in Fair Value of Financial Instruments, Net	439	384	55	14%
Total Net Revenue	$23,941	$15,257	$8,684	57%

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
Revenues:
Operating Revenues:
Administration Fee Revenue - Related Party	$24,151	$15,181	$8,970	59%
Servicing Fees, Net	9,113	7,529	1,584	21%
Gain on Sale of Borrower Loans	5,957	3,674	2,283	62%
Other Revenues	670	357	313	88%
Total Operating Revenues	39,891	26,741	13,150	49%
Interest Income on Borrower Loans	21,636	17,556	4,080	23%
Interest Expense on Notes	(20,187)	(16,431)	(3,756)	23%
Net Interest Income	1,449	1,125	324	29%
Change in Fair Value of Financial Instruments, Net	267	156	111	71%
Total Net Revenue	$41,607	$28,022	$13,585	48%
Administration Fee Revenue - Related Party
We primarily generate revenues through license fees we earn under our Administration Agreement with PMI. The Administration Agreement contains a license we grant to PMI that entitles PMI to use the marketplace for, and in relation to: (i) PMI’s performance of its duties and obligations under the Administration Agreement, and (ii) PMI’s performance of its duties and obligations to WebBank under the Loan Account Program Agreement. The Administration Agreement requires PMI to pay us a monthly license fee that is partially based on the number of loan listings posted on the marketplace in that month, as well as a rebate fee based on rebates given to investors as an incentive to purchase Borrower Loans from PFL. The increases in Administrative Fee Revenue of $5.6 million and $9.0 million for the three and six months ended June 30, 2022, as compared to the corresponding periods in 2021, were primarily due to an increase in loan listings generated on the marketplace.

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
The increases in Servicing Fees, Net of $0.6 million and $1.6 million for the three and six months ended June 30, 2022, respectively, as compared to the corresponding periods in 2021, were primarily due to reduced reliance on external collection agencies during this time. We utilized these agencies more in the prior year to address enhanced collection efforts required due to the COVID-19 pandemic.
Gain on Sale of Borrower Loans
Gain on Sale of Borrower Loans consists of net gains (losses) on Borrower Loans sold through the Whole Loan Channel. The increases in Gain on Sale of Borrower Loans of $2.1 million and $2.3 million for the three and six months ended June 30, 2022, as compared to the same periods in 2021, were due to increased whole loan originations.
Other Revenues
Other Revenues consists primarily of credit referral and incentive fees. Credit referral fees are earned from partner companies for the referral of customers on our platform, while incentive fees are earned from partner companies through our incentive programs. The $0.1 million and $0.3 million increases in Other Revenues for the three and six months ended June 30, 2022, as compared to the corresponding periods in 2021, were primarily due to increased incentive fees generated from a whole loan purchaser.
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
Overall, the $0.2 million and $0.3 million increases in Net Interest Income for the three and six months ended June 30, 2022, as compared to the same periods in 2021, were due to an increase in the outstanding principal balance of Borrower Loans and Notes during these periods.
Change in Fair Value of Financial Instruments, Net
Change in Fair Value of Financial Instruments, Net, captures gains (losses) in fair value estimates using discounted cash flow methodologies that are based upon a set of valuation assumptions. The key assumptions used in valuations include default and prepayment rates derived from historical performance and discount rates that reflect estimates of the rates of return that investors would require when investing in other financial instruments with similar characteristics. Changes in fair value of Borrower Loans funded through the Note Channel are largely offset by the changes in fair value of the corresponding Notes due to the borrower payment-dependent structure, though differences will arise due to the actual and projected impact of cash flows related to charge-offs, debt sales and miscellaneous fees.
The following table summarizes the fair value adjustments for the three and six month periods ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Borrower Loans	$(7,477)	$875	$(11,891)	$876
Notes	7,916	(491)	12,157	(720)
Total	$439	$384	$266	$156
Expenses
The following table summarizes our expenses for the three and six month periods ended June 30, 2022 and 2021 (in thousands, except percentages):

	Three Months Ended June 30,
	2022	2021	Change	% Change
Expenses:
Administration Fee - Related Party	$19,372	$12,535	$6,837	55%
Servicing	1,874	1,486	388	26%
General and Administrative	158	132	26	20%
Total Expenses	$21,404	$14,153	$7,251	51%

	Six Months Ended June 30,
	2022	2021	Change	% Change
Expenses:
Administration Fee - Related Party	$33,807	$24,967	$8,840	35%
Servicing	3,522	2,899	623	21%
General and Administrative	296	256	40	16%
Total Expenses	$37,625	$28,122	$9,503	34%
Administration Fee - Related Party
Pursuant to our Administration Agreement with PMI, PMI manages the marketplace on our behalf. Accordingly, each month we are required to pay PMI (a) a corporate administration fee of $500,000 per month, (b) a fee for each Borrower Loan originated through the marketplace, (c) 62.5% of all Servicing Fees collected by us or on our behalf, and (d) all nonsufficient funds fees collected by us or on our behalf. The increases in Administration Fee expense of $6.8 million and $8.8 million for the three and six months ended June 30, 2022, as compared to the same periods in 2021, were due to increased origination volume of Borrower Loans for the current periods. In general, the Administrative Fee Expense will not fluctuate directly in line with the Administrative Fee Revenue due to both the flat corporate administrative fee, as well as the fact that we pay fees for three different services, but receive a fee based only the number of loans listed on the platform.
Servicing
Servicing costs consist primarily of vendor and borrower costs, as well as depreciation of internal-use software associated with servicing Borrower Loans. The increases in Servicing costs for the three and six months ended June 30, 2022, as compared to the corresponding periods in 2021, were primarily driven by the increase in originations and the depreciation of internal-use software during this time.

General and Administrative
General and Administrative costs consist primarily of bank service charges and professional fees. The changes in General and Administrative costs were not significant for the three and six months ended June 30, 2022, as compared to the corresponding periods in 2021.
LIQUIDITY AND CAPITAL RESOURCES
We anticipate that our available funds and cash flow from operations will be sufficient to meet our operational cash needs for at least the next 12 months.
The following table summarizes our cash flow activities for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
	2022	2021
Net Income (Loss)	$3,982	$(100)

Net Cash Provided by Operating Activities	11,581	51,022
Net Cash Used In Investing Activities	(49,342)	(30,655)
Net Cash Provided by Financing Activities	46,580	27,161
Net Increase in Cash, Cash Equivalents and Restricted Cash	8,819	47,528
Cash, cash equivalents and restricted cash at the beginning of the period	167,876	140,924
Cash, cash equivalents and restricted cash at the end of the period	$176,695	$188,452

Cash, Cash Equivalents and Restricted Cash increased $8.8 million for the six months ended June 30, 2022, based on the following components:
Operating Activities: $11.6 million was provided by operating activities, driven by net income, net of non-cash adjustments of $4.4 million, as well as cash from working capital of $7.2 million, primarily due to the timing of payments to PMI and investors.
Investing Activities: $49.3 million was used in investing activities, due to $143.8 million in purchases of Borrower Loans and $3.3 million in purchases of property and equipment, partially offset by $97.8 million of principal payments under Borrower Loans.
Financing Activities: $46.6 million was provided by financing activities, due to $144.3 million in proceeds from the issuance of Notes, at Fair Value, partially offset by $97.7 million in payments for Notes, at Fair Value.
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
Income Taxes
We incurred no income tax expense for the six months ended June 30, 2022 and 2021. We are a US disregarded entity for income tax purposes and our income and loss is included in the return of our parent, PMI. Given PMI’s history of taxable losses, it is difficult to accurately forecast how Prosper’s and our results will be affected by the realization and use of net operating loss carry forwards.
Off-Balance Sheet Arrangements

As a result of retaining servicing rights on the sale of Borrower Loans, we are a variable interest holder in certain special purposes entities that purchase these Borrower Loans. None of these special interest entities are consolidated as we are not the primary beneficiary. Otherwise as of June 30, 2022, we have not engaged in any off-balance sheet financing activities.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND INTEREST RATE RISK
PROSPER MARKETPLACE, INC.
Market Risk
Market risk is the risk of loss to future earnings, values, or future cash flows that may result from changes in financial market prices and interest rates.
Through the Warehouse Lines we invest in Loans Held for Sale. Investments in interest-earning instruments carry a degree of interest rate risk. Changes in U.S. interest rates affect the market value of these Loans Held for Sale on our balance sheet. Our future investment income may fall short of expectations, or we may suffer a loss in principal if we are forced to sell Loans Held for Sale that have declined in market value due to changes in interest rates, loss assumptions or overall market conditions. Recent interest rate increases, due in part to ongoing inflation and the Russia-Ukraine conflict, may increase the risks of our investments in Loans Held for Sale, and additional fluctuations in the interest rates may exacerbate such risks. Changes in the market value of Loans Held for Sale are recorded on the Consolidated Statement of Operations. The fair value of Loans Held for Sale was $312.7 million and $243.2 million as of June 30, 2022, and December 31, 2021, respectively.
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
We are also exposed to variable interest rate risk under the debt from the Warehouse Lines, which had an outstanding balance of $274.5 million and $209.3 million as of June 30, 2022, and December 31, 2021, respectively. To reduce the impact of large fluctuations in interest rates, we hedged a portion of our interest rate risk by entering into a derivative agreement with a financial institution, which is currently in the money. The derivative agreement that we use to manage the risk associated with fluctuations in interest rates may not be able to eliminate the exposure to these changes. Interest rates are sensitive to numerous factors outside of our control, such as government and central bank monetary policy in the United States. Depending on the size of the exposures and the relative movements of interest rates, if we choose not to hedge or fail to effectively hedge our exposure, we could experience a material adverse effect on our results of operations and financial condition.
We have cash and cash equivalents of $55.1 million and $67.7 million as of June 30, 2022, and December 31, 2021, respectively. These amounts were held in various unrestricted deposits with highly rated financial institutions and short-term, highly liquid marketable securities which may include money market funds, U.S. Treasury securities, and U.S. agency securities. Cash and Cash Equivalents are held for working capital purposes. Due to their short-term nature, Prosper believes that it does not have any material exposure to changes in the fair value of these liquid investments as a result of changes in interest rates. Decreases in short-term interest rates will moderately reduce interest income on these Cash and Cash Equivalents. Increases in short-term interest rates will moderately increase the interest income earned on the Cash and Cash Equivalents.
Interest Rate Sensitivity
As more fully described in Note 7, Fair Value of Assets and Liabilities, of Prosper's condensed consolidated financial statements attached to this Quarterly Report on Form 10-Q, the combined fair value of Borrower Loans and Loans Held for Sale is $614.6 million as of June 30, 2022, determined using a weighted-average discount rate of 6.88%. The combined fair value of Borrower Loans and Loans Held for Sale was $510.8 million as of December 31, 2021, determined using a weighted-average discount rate of 5.64%. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $6.2 million and $5.1 million in the fair value of Prosper’s investment in Borrower Loans and Loans Held for Sale as of June 30, 2022, and December 31, 2021, respectively. A hypothetical 100 basis point decrease in interest rates would result in an increase of approximately $6.4 million and $5.3 million in the fair value of Prosper’s investment in Borrower Loans and Loans Held for Sale as of June 30, 2022, and December 31, 2021, respectively. Any realized or unrealized gains or losses resulting from such interest rate change would be recorded in our statement of operations so long as we hold these Borrower Loans and Loans Held for Sale on our balance sheet.
A portion of the interest rate charged on our Warehouse Lines is currently based on LIBOR. LIBOR has been the subject of reform and was expected to phase out by the end of fiscal 2021; however, on November 30, 2020, the ICE Benchmark Administration Limited (“ICE”) announced plans to delay the phase out of LIBOR to June 30, 2023. The consequences of the discontinuation of LIBOR cannot be entirely predicted but could impact the interest expense incurred on these debt instruments. We have negotiated alternatives to LIBOR on the PWIT and PWIIT Warehouse Lines, which we may renegotiate before LIBOR ceases to be a widely available reference rate. The recent interest rate increases, due in part to ongoing inflation and the Russia-Ukraine conflict, may increase our interest rate risk and the ability to manage our risk through hedging our exposure thereunder.
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
Prosper Funding had cash and cash equivalents of $12.4 million as of June 30, 2022, and $10.8 million as of December 31, 2021. These amounts were held in various unrestricted deposits with highly rated financial institutions and short term, highly liquid marketable securities which may include money market funds, U.S. treasury securities and U.S. agency securities. Cash and cash equivalents are held for working capital purposes. Due to their short-term nature, Prosper Funding believes that it does not have any material exposure to changes in the fair value of these liquid investments as a result of changes in interest rates. Decreases in short-term interest rates will moderately reduce interest income on these cash and cash equivalents, while increases in short-term interest rates will moderately increase the interest income earned on these cash and cash equivalent balances.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Registrants’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are designed to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the SEC, and that such information is accumulated and communicated to management, including to each Registrant’s Principal Executive Officer (PEO) and Principal Financial Officer (PFO), to allow timely decisions regarding required disclosures. The management of each Registrant, with the participation of such Registrant’s PEO and PFO, has evaluated the effectiveness of such Registrant’s disclosure controls and procedures as of June 30, 2022. Based on this evaluation, each Registrant’s PEO and PFO have concluded that these disclosure controls and procedures were effective as of June 30, 2022.
Changes in Internal Control Over Financial Reporting
There were no changes in either Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, either Registrant’s internal control over financial reporting.
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

4.3	First Supplemental Indenture, dated May 10, 2013, between Prosper Funding LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 of PMI and PFL's Quarterly Report on Form 10-Q, filed on August 14, 2013)

10.1	Promissory Note, dated April 24, 2020, by and between Broadway National Bank and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.1 of PMI’s Current Report on Form 8-K, filed on April 30, 2020)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PMI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (1)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PMI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (1)

31.3	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PFL’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (1)

31.4	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PFL’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (1)

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to PMI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (1)

32.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to PFL’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (1)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	Taxonomy Extension Calculation Linkbase Document

101.LAB	Taxonomy Extension Label Linkbase Document

101.PRE	Taxonomy Extension Presentation Linkbase Document

101.DEF	Taxonomy Extension Definition Linkbase Document

(1)	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSPER MARKETPLACE, INC.
PROSPER FUNDING LLC

August 11, 2022	/s/ David Kimball
David Kimball
Chief Executive Officer of Prosper Marketplace, Inc.
Chief Executive Officer of Prosper Funding LLC
(Principal Executive Officer)

August 11, 2022	/s/ Usama Ashraf
Usama Ashraf
President and Chief Financial Officer of Prosper Marketplace, Inc.
President, Chief Financial Officer and Treasurer of Prosper Funding LLC
(Principal Financial Officer)