Form 10-Q
period 2022-09-30
PROSPER MARKETPLACE, INC; Prosper Funding LLC
filed 2022-11-10
CIK 1416265, 1542574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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
As of November 7, 2022, there were 74,069,871 shares of Prosper Marketplace, Inc. common stock outstanding. Prosper Funding LLC does not have any common stock outstanding.
THIS COMBINED FORM 10-Q IS SEPARATELY FILED BY PROSPER MARKETPLACE, INC. AND PROSPER FUNDING LLC. INFORMATION CONTAINED HEREIN RELATING TO ANY INDIVIDUAL REGISTRANT IS FILED BY SUCH REGISTRANT ON ITS OWN BEHALF. EACH REGISTRANT MAKES NO REPRESENTATION AS TO INFORMATION RELATING TO THE OTHER REGISTRANT.

Except as the context requires otherwise, as used herein, “Registrants” refers to Prosper Marketplace, Inc. (“PMI”), a Delaware corporation, and its wholly owned subsidiary, Prosper Funding LLC (“PFL”), a Delaware limited liability company; “we,” “us,” “our,” “Prosper,” and the “Company” refer to PMI and its wholly owned subsidiaries, PFL, BillGuard, Inc. (“BillGuard”), a Delaware corporation, Prosper Healthcare Lending LLC (“PHL”), a Delaware limited liability company, Prosper Warehouse I Trust (“PWIT”), a Delaware statutory trust, Prosper Warehouse II Trust (“PWIIT”), a Delaware statutory trust, Prosper Grantor Trust (“PGT”), a Delaware statutory trust, on a consolidated basis; and “Prosper Funding” refers to PFL and its wholly owned subsidiary, Prosper Depositor LLC, a Delaware limited liability company, on a consolidated basis. In addition, the unsecured, consumer loans originated through our marketplace are referred to as “Borrower Loans,” and the borrower payment dependent notes issued through our marketplace, whether issued by PMI or PFL, are referred to as “Notes.” Investors currently invest in Borrower Loans through two channels: (i) the “Note Channel,” which allows investors to purchase Notes from PFL, the payments of which are dependent on the payments made on the corresponding Borrower Loan; and (ii) the “Whole Loan Channel,” which allows accredited and institutional investors to purchase Borrower Loans in their entirety directly from PFL. The Notes available to Note Channel investors are distinguishable from notes held by certain third party investors pursuant to Prosper’s securitization transactions, which are referred to herein as “Notes Issued by Securitization Trust.” Finally, although historically the Company has referred to investors as “lender members,” PFL calls them “investors” herein to avoid confusion since WebBank is the lender for Borrower Loans originated through our marketplace.

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
•the performance of the unsecured credit card (“Credit Card”) product that was launched in December 2021 and the growth of the secured digital Home Equity Line of Credit (“HELOC”) product that was launched in 2019;
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

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Prosper Marketplace, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except for share and per share amounts)

	September 30, 2022	December 31, 2021
Assets:
Cash and Cash Equivalents	$43,530	$67,700
Restricted Cash (1)	159,323	167,925
Accounts Receivable	2,265	1,054
Loans Held for Sale, at Fair Value (1)	398,209	243,170
Borrower Loans, at Fair Value	302,971	267,626
Property and Equipment, Net	39,280	29,714
Prepaid and Other Assets (1)	18,134	6,238
Servicing Assets	12,269	8,761
Goodwill	36,368	36,368
Intangible Assets, Net	226	328
Total Assets	$1,012,575	$828,884
Liabilities, Convertible Preferred Stock and Stockholders' Deficit:
Accounts Payable and Accrued Liabilities	$41,016	$25,790
Payable to Investors	137,020	152,794
Notes, at Fair Value	301,079	265,985
Warehouse Lines (1)	354,799	209,275
Other Liabilities	26,966	23,900
Convertible Preferred Stock Warrant Liability	162,081	250,941
Total Liabilities	$1,022,961	$928,685
Commitments and Contingencies (Note 16)
Convertible Preferred Stock – $0.01 par value; 444,760,848 shares authorized as of September 30, 2022 and December 31, 2021; 209,613,570 issued and outstanding as of September 30, 2022 and December 31, 2021. Aggregate liquidation preference of $370,456 as of September 30, 2022 and December 31, 2021.	$322,748	$322,748
Less: Convertible Preferred Stock Held by Consolidated VIE (Note 12), 51,247,915 shares issued and outstanding as of September 30, 2022 and December 31, 2021	(2,381)	(2,381)
Stockholders' Deficit:
Common Stock – $0.01 par value; 625,000,000 shares authorized; 74,950,409 shares issued and 74,014,474 shares outstanding, as of September 30, 2022; 73,089,929 shares issued and 72,153,994 shares outstanding, as of December 31, 2021	264	245
Additional Paid-In Capital	158,734	157,256
Less: Treasury Stock	(23,417)	(23,417)
Accumulated Deficit	(466,334)	(554,252)
Total Stockholders' Deficit	$(330,753)	$(420,168)
Total Liabilities, Convertible Preferred Stock and Stockholders' Deficit	$1,012,575	$828,884
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

Note 10, Debt, to our Notes to Condensed Consolidated Financial Statements for additional information.

	September 30, 2022	December 31, 2021
Assets of consolidated VIEs, included in total assets above:
Restricted Cash	$7,313	$5,128
Loans Held for Sale, at Fair Value	398,209	243,170
Prepaid and Other Assets	4,241	2,846
Total assets of consolidated variable interest entities	$409,763	$251,144
Liabilities of consolidated VIEs, included in total liabilities above:
Warehouse Lines	$354,799	$209,275
Total liabilities of consolidated variable interest entities	$354,799	$209,275

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Marketplace, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except for share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Operating Revenues:
Transaction Fees, Net	$50,778	$23,626	$120,249	$65,397
Servicing Fees, Net	4,153	3,840	11,514	10,807
(Loss) Gain on Sale of Borrower Loans	(1,145)	1,928	3,886	4,917
Other Revenue	1,542	1,059	5,067	2,524
Total Operating Revenues	55,328	30,453	140,716	83,645
Interest Income (Expense):
Interest Income on Borrower Loans and Loans Held for Sale	22,351	21,495	61,013	64,441
Interest Expense on Financial Instruments	(15,609)	(13,091)	(41,479)	(38,969)
Total Interest Income, Net	6,742	8,404	19,534	25,472
Change in Fair Value of Financial Instruments, Net	(1,660)	(2,071)	(5,986)	(4,481)
Total Net Revenue	60,410	36,786	154,264	104,636
Expenses:
Origination and Servicing	16,238	8,983	41,277	26,038
Sales and Marketing	26,158	8,860	62,243	24,486
General and Administrative	21,055	18,842	61,035	54,815
Change in Fair Value of Convertible Preferred Stock Warrants	(11,374)	86,728	(88,860)	136,845
Gain on Forgiveness of PPP Loan (Note 10)	—	—	(8,604)	—
Loss on Deconsolidation of VIEs	—	1,494	—	1,494
Other Income, Net	(308)	(81)	(805)	(350)
Total Expenses	51,769	124,826	66,286	243,328
Net Income (Loss) Before Taxes	8,641	(88,040)	87,978	(138,692)
Income Tax Expense	(20)	(21)	(60)	(63)
Net Income (Loss)	$8,621	$(88,061)	$87,918	$(138,755)
Less: Net Income Allocated to Participating Securities	(5,772)	—	(59,054)	—
Net Income (Loss) Attributable to Common Stockholders	$2,849	$(88,061)	$28,864	$(138,755)
Net Income (Loss) Per Share – Basic	$0.04	$(1.24)	$0.40	$(1.97)
Net Income (Loss) Per Share – Diluted	$0.01	$(1.24)	$0.08	$(1.97)
Weighted Average Shares – Basic	73,731,925	71,068,442	73,010,111	70,433,182
Weighted Average Shares – Diluted	341,959,266	71,068,442	348,703,804	70,433,182

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Marketplace, Inc.
Condensed Consolidated Statements of Other Comprehensive Income (Loss) (Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net Income (Loss)	$8,621	$(88,061)	$87,918	$(138,755)
Other Comprehensive Income (Loss), Before Tax:
Other Comprehensive Income (Loss), Before Tax	—	—	—	—
Other Comprehensive Income (Loss), Net of Tax:	—	—	—	—
Comprehensive Income (Loss), Net of Tax	$8,621	$(88,061)	$87,918	$(138,755)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Marketplace, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit (Unaudited)
(in thousands, except for share amounts)

	Convertible Preferred Stock		Convertible Preferred Stock Held by Consolidated VIE		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2022	209,613,570	$322,748	(51,247,915)	$(2,381)	77,331,229	$245	(5,177,235)	$(23,417)	$157,256	$(554,252)	$(420,168)
Exercise of vested stock options	—	—	—	—	1,860,480	19	—	—	27	—	46
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,451	—	1,451
Net income	—	—	—	—	—	—	—	—	—	87,918	87,918
Balance as of September 30, 2022	209,613,570	$322,748	(51,247,915)	$(2,381)	79,191,709	$264	(5,177,235)	$(23,417)	$158,734	$(466,334)	$(330,753)

	Convertible Preferred Stock		Convertible Preferred Stock Held by Consolidated VIE		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2021	209,613,570	$322,748	(51,247,915)	$(2,381)	74,316,607	$215	(5,177,235)	$(23,417)	$155,952	$(415,911)	$(283,161)
Exercise of vested stock options	—	—	—	—	2,182,346	22	—	—	22	—	44
Stock-based compensation expense	—	—	—	—	—	—	—	—	947	—	947
Net loss	—	—	—	—	—	—	—	—	—	(138,755)	(138,755)
Balance as of September 30, 2021	209,613,570	$322,748	(51,247,915)	$(2,381)	76,498,953	$237	(5,177,235)	$(23,417)	$156,921	$(554,666)	$(420,925)

	Convertible Preferred Stock		Convertible Preferred Stock Held by Consolidated VIE		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2022	209,613,570	$322,748	(51,247,915)	$(2,381)	77,331,229	$245	(5,177,235)	$(23,417)	$157,256	$(554,252)	$(420,168)
Exercise of vested stock options	—	—	—	—	339,867	4	—	—	4	—	8
Stock-based compensation expense	—	—	—	—	—	—	—	—	341	—	341
Net income	—	—	—	—	—	—	—	—	—	36,632	36,632
Balance as of March 31, 2022	209,613,570	$322,748	(51,247,915)	$(2,381)	77,671,096	$249	(5,177,235)	$(23,417)	$157,601	$(517,620)	$(383,187)
Exercise of vested stock options	—	—	—	—	1,105,680	11	—	—	16	—	27
Stock-based compensation expense	—	—	—	—	—	—	—	—	554	—	554
Net income	—	—	—	—	—	—	—	—	—	42,665	42,665
Balance as of June 30, 2022	209,613,570	$322,748	(51,247,915)	$(2,381)	78,776,776	$260	(5,177,235)	$(23,417)	$158,171	$(474,955)	$(339,941)
Exercise of vested stock options	—	—	—	—	414,933	4	—	—	7	—	11
Stock-based compensation expense	—	—	—	—	—	—	—	—	556	—	556
Net income	—	—	—	—	—	—	—	—	—	8,621	8,621
Balance as of September 30, 2022	209,613,570	$322,748	(51,247,915)	$(2,381)	79,191,709	$264	(5,177,235)	$(23,417)	$158,734	$(466,334)	$(330,753)

	Convertible Preferred Stock		Convertible Preferred Stock Held by Consolidated VIE		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2021	209,613,570	$322,748	(51,247,915)	$(2,381)	74,316,607	$215	(5,177,235)	$(23,417)	$155,952	$(415,911)	$(283,161)
Exercise of vested stock options	—	—	—	—	1,624,461	17	—	—	17	—	34
Stock-based compensation expense	—	—	—	—	—	—	—	—	353	—	353
Net loss	—	—	—	—	—	—	—	—	—	(44,889)	(44,889)
Balance as of March 31, 2021	209,613,570	$322,748	(51,247,915)	$(2,381)	75,941,068	$232	(5,177,235)	$(23,417)	$156,322	$(460,800)	$(327,663)
Exercise of vested stock options	—	—	—	—	129,997	1	—	—	1	—	2
Stock-based compensation expense	—	—	—	—	—	—	—	—	292	—	292
Net loss	—	—	—	—	—	—	—	—	—	(5,805)	(5,805)
Balance as of June 30, 2021	209,613,570	$322,748	(51,247,915)	(2,381)	76,071,065	$233	(5,177,235)	$(23,417)	$156,615	$(466,605)	$(333,174)
Exercise of vested stock options	—	—	—	—	427,888	4	—	—	4	—	8
Stock-based compensation expense	—	—	—	—	—	—	—	—	302	—	302
Net Loss	—	—	—	—	—	—	—	—	—	(88,061)	(88,061)
Balance as of September 30, 2021	209,613,570	$322,748	(51,247,915)	$(2,381)	76,498,953	$237	(5,177,235)	$(23,417)	$156,921	$(554,666)	$(420,925)
The accompanying notes are an integral part of these consolidated financial statements.

Prosper Marketplace, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from Operating Activities:
Net Income (Loss)	$87,918	$(138,755)
Adjustments to Reconcile Net Loss to Net Cash (Used in) Provided by Operating Activities:
Change in Fair Value of Financial Instruments, Net	5,986	4,481
Depreciation and Amortization	8,218	7,224
Amortization of Operating Lease Right-of-use Asset	2,652	2,811
Gain on Termination of Operating Lease Right-of-use Asset	(88)	—
Gain on Sales of Borrower Loans	(9,888)	(5,673)
Change in Fair Value of Servicing Rights	6,510	6,214
Stock-Based Compensation Expense	1,295	857
Change in Fair Value of Convertible Preferred Stock Warrants	(88,860)	136,846
Gain on Forgiveness of PPP Loan	(8,604)	—
Loss on Deconsolidation of VIEs (Note 6)	—	1,494
Other, Net	37	1,888
Changes in Operating Assets and Liabilities:
Purchase of Loans Held for Sale at Fair Value	(2,271,312)	(1,248,316)
Proceeds from Sales and Principal Payments of Loans Held for Sale at Fair Value	2,100,314	1,262,896
Accounts Receivable	(1,211)	(144)
Prepaid and Other Assets	(1,105)	(475)
Accounts Payable and Accrued Liabilities	15,082	6,139
Payable to Investors	(15,774)	17,021
Other Liabilities	1,604	(3,357)
Net Cash (Used in) Provided by Operating Activities	(167,226)	51,151
Cash Flows from Investing Activities:
Purchase of Borrower Loans Held at Fair Value	(214,271)	(172,082)
Proceeds from Sales and Principal Payments of Borrower Loans Held at Fair Value	158,032	190,893
Purchases of Property and Equipment	(10,055)	(8,881)
Net Cash (Used in) Provided by Investing Activities	(66,294)	9,930
Cash Flows from Financing Activities:
Proceeds from Issuance of Notes Held at Fair Value	214,107	172,231
Payments of Notes Held at Fair Value	(158,105)	(126,528)
Principal Payments on Notes Issued by Securitization Trust	—	(87,700)
Principal Payments on Certificates Issued by Securitization Trust	—	(14,935)
Net Cash and Restricted Cash Outflows from Deconsolidation of VIEs (Note 6)	—	(6,821)
Proceeds from Warehouse Lines	144,700	63,250
Principal Payments on Warehouse Lines	—	(59,900)
Payments of Debt Issuance Costs	—	(1,740)
Proceeds from Exercise of Stock Options	46	44
Net Cash Provided by (Used in) Financing Activities	200,748	(62,099)
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(32,772)	(1,018)
Cash, Cash Equivalents and Restricted Cash at Beginning of the Period	235,625	213,868
Cash, Cash Equivalents and Restricted Cash at End of the Period	$202,853	$212,850

Supplemental Disclosure of Cash Flow Information:

	Nine Months Ended September 30,
	2022	2021
Cash Paid for Interest	$39,828	$38,236
Non-Cash Investing Activity- Accrual for Property and Equipment, Net	1,115	625
Non-Cash Financing Activity - Forgiveness of PPP Loan	8,604	—
Non-Cash Investing Activity - Deconsolidation of Borrower Loans, at Fair Value	—	78,361
Non-Cash Financing Activity - Deconsolidation of Notes Issued by Securitization Trust	—	69,709
Non-Cash Financing Activity - Deconsolidation of Certificates Issued by Securitization Trust, at Fair Value	—	13,979

Reconciliation to Amounts on Consolidated Balance Sheets:
Cash and Cash Equivalents	$43,530	$55,949
Restricted Cash	159,323	156,901
Total Cash, Cash Equivalents and Restricted Cash	$202,853	$212,850

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
2. Summary of Significant Accounting Policies
Prosper’s significant accounting policies are included in Note 2, Summary of Significant Accounting Policies, in Prosper’s Annual Report on Form 10-K for the year ended December 31, 2021. There have been no changes to these accounting policies during the first nine months of 2022, except as those related to our Credit Card product, as described below.
Fair Value Measurements
Financial instruments measured at fair value consist principally of Borrower Loans, Loans Held for Sale (Note 4), Servicing Assets (Note 6), Credit Card derivative asset (Note 5), Loan Trailing Fee Liabilities (Note 9), Notes and Convertible Preferred Stock Warrant Liability (Note 12). The estimated fair values of other financial instruments, including Cash and Cash Equivalents, Restricted Cash, Accounts Receivable, Accounts Payable and Accrued Liabilities, and Payable to Investors approximate their carrying values because of their short-term nature. The estimated fair values of the Warehouse Lines (Note 10) do not approximate their carrying values due primarily to differences in the stated and market rates associated with these instruments.
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
3. Property and Equipment, Net
Property and Equipment consists of the following at the dates presented (in thousands):

	September 30, 2022	December 31, 2021
Internal-use software and website development costs	$44,412	$41,816
Operating lease right-of-use assets	27,157	17,485
Computer equipment	13,188	15,090
Leasehold improvements	7,157	7,167
Office equipment and furniture	2,961	2,961
Assets not yet placed in service	6,634	5,224
Property and equipment	101,509	89,743
Less: Accumulated depreciation and amortization	(62,229)	(60,029)
Total Property and Equipment, Net	$39,280	$29,714
Depreciation and amortization expense for Property and Equipment, Net for the three months ended September 30, 2022 and September 30, 2021 was $2.9 million and $2.5 million, respectively. Depreciation and amortization expense for Property and Equipment, Net for the nine months ended September 30, 2022 and September 30, 2021 was $8.2 million and $7.1 million, respectively. These charges are included in General and Administrative expenses on the condensed consolidated statements of operations. PMI capitalized internal-use software and website development costs in the amount of $2.8 million and $2.6 million for the three months ended September 30, 2022 and September 30, 2021, respectively. PMI capitalized internal-use software and website development costs in the amount of $8.1 million and $7.1 million for the nine months ended

September 30, 2022 and September 30, 2021, respectively. Additionally, disclosures around the operating lease right-of-use assets are included in Note 15.
4. Borrower Loans, Loans Held for Sale and Notes, at Fair Value
The aggregate principal balances outstanding and fair values of Borrower Loans, Loans Held for Sale, and Notes as of September 30, 2022 and December 31, 2021, are presented in the following table (in thousands):

	Borrower Loans		Loans Held for Sale		Notes
	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Aggregate principal balance outstanding	$312,059	$265,232	$406,421	$242,278	$315,023	$267,415
Fair value adjustments	(9,088)	2,394	(8,212)	892	(13,944)	(1,430)
Fair value	$302,971	$267,626	$398,209	$243,170	$301,079	$265,985
Borrower Loans
As of September 30, 2022, outstanding Borrower Loans had original terms to maturity of 24, 36, 48 or 60 months, had monthly payments with fixed interest rates ranging from 5.31% to 33.00%, and had various original maturity dates through September 2027. As of December 31, 2021, outstanding Borrower Loans had original terms to maturity of either 36 or 60 months, had monthly payments with fixed interest rates ranging from 5.31% to 31.82%, and had various original maturity dates through December 2026.
As of September 30, 2022, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $2.0 million and a fair value of $0.2 million. As of December 31, 2021, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $0.9 million and a fair value of $0.1 million. Prosper places loans on non-accrual status when they are over 120 days past due. As of September 30, 2022 and December 31, 2021, Borrower Loans in non-accrual status had a fair value of $0.2 million and $0.1 million, respectively.
Loans Held for Sale
As of September 30, 2022, outstanding Loans Held for Sale had original terms to maturity of 24, 36, 48 or 60 months, had monthly payments with fixed interest rates ranging from 5.31% to 33.00% and had various original maturity dates through September 2027. As of December 31, 2021, outstanding Loans Held for Sale had original terms to maturity of either 36 or 60 months, had monthly payments with fixed interest rates ranging from 5.31% to 31.82% and had various original maturity dates through December 2026. Interest income earned on Loans Held for Sale by the Company was $27.7 million and $23.7 million for the nine months ended September 30, 2022 and September 30, 2021, respectively.
As of September 30, 2022, Loans Held for Sale that were 90 days or more delinquent had an aggregate principal amount of $1.5 million and a fair value of $0.2 million. As of December 31, 2021, Loans Held for Sale that were 90 days or more delinquent had an aggregate principal amount of $0.8 million and a fair value of $0.1 million. Prosper places loans on non-accrual status when they are over 120 days past due. As of September 30, 2022 and December 31, 2021, Loans Held for Sale in non-accrual status had a fair value of $0.1 million (for both periods).
5. Credit Card
Prosper recognizes gains and losses on the related Credit Card derivative within Changes in Fair Value of Financial Instruments, Net on the accompanying condensed consolidated statement of operations. For the three and nine months ended September 30, 2022, the Company recognized $3.0 million and $6.8 million, respectively, of gains from fair value changes on the Credit Card derivative. Gains from settled transactions underlying the Credit Card derivative were $1.8 million and $2.4 million, respectively, for the three and nine months ended September 30, 2022, and are also included in Changes in Fair Value of Financial Instruments, Net on the accompanying condensed consolidated statements of operations. The fair value of the Credit Card derivative asset was $7.8 million as of September 30, 2022 and is included in Prepaid and Other Assets on the accompanying condensed consolidated financial statements.
The Company records revenue from various fees earned from the Credit Card program, including interchange fees, annual fees and late fees, net of a portion of the interchange fees that must be remitted to Coastal. For the three and nine months ended September 30, 2022, these fees totaled $2.2 million and $3.7 million, respectively, and are included in Transaction Fees on the accompanying condensed consolidated statement of operations.
Under the Program Agreement, Prosper is responsible for servicing the entire underlying Credit Card portfolio. Coastal pays the Company a 1% per annum servicing fee on the daily outstanding balance of receivables designated as Coastal

Allocations. To the extent these servicing fees do not exceed the adequate compensation a market participant would require to service the entire Credit Card portfolio, the Company records a servicing obligation liability and measures it at fair value through the servicing period. As of September 30, 2022, the net balance of this servicing obligation liability is $2.4 million and is included in Other Liabilities on the accompanying condensed consolidated financial statements. Changes in the fair value of the servicing obligation liability are recorded in Servicing Fees, Net on the accompanying condensed consolidated statement of operations, and totaled $1.1 million and $2.4 million for the three and nine months ended September 30, 2022, respectively.

6. Servicing Assets
Prosper accounts for Servicing Assets at their estimated fair values with changes in fair values recorded in Servicing Fees. The initial asset or liability is recognized when Prosper sells Borrower Loans to unrelated third-party buyers through the Whole Loan Channel and the servicing rights are retained. The Servicing Assets are measured at fair value throughout the servicing period. The Company recognized loss on the sale of such Borrower Loans in the amount of $1.1 million and gain in the amount of $1.9 million for the three months ended September 30, 2022 and 2021, respectively, recorded in (Loss)/Gain on Sale of Borrower Loans on the condensed consolidated statements of operations. The total gains recognized on the sale of such Borrower Loans for the nine months ended September 30, 2022 and 2021 were $3.9 million and $4.9 million, respectively, recorded in (Loss)/Gain on Sale of Borrower Loans on the condensed consolidated statements of operations.
As of September 30, 2022, Borrower Loans that were sold but for which Prosper retained servicing rights had a total outstanding principal balance of $3.0 billion, original terms to maturity of 24, 36, 48 or 60 months, monthly payments with fixed interest rates ranging from 5.31% to 33.00%, and various original maturity dates through September 2027. As of December 31, 2021, Borrower Loans that were sold but for which Prosper retained servicing rights had a total outstanding principal balance of $2.3 billion, original terms to maturity of either 36 or 60 months, monthly payments with fixed interest rates ranging from 5.31% to 31.82%, and various original maturity dates through December 2026.
Contractually-specified servicing fees and ancillary fees totaling $7.8 million and $6.3 million for the three months ended September 30, 2022 and 2021, respectively, and $21.0 million and $18.1 million for the nine months ended September 30, 2022 and 2021, respectively, are included in the condensed consolidated statements of operations in Servicing Fees, Net.
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
Fair values of assets or liabilities are determined based on the fair value hierarchy, which requires an entity to maximize the use of quoted prices and observable inputs and to minimize the use of unobservable inputs when measuring fair value. Various valuation methodologies are utilized, depending on the nature of the financial instrument, including the use of market prices for identical or similar instruments, or discounted cash flow models. When possible, active and observable market data for identical or similar financial instruments are utilized. Alternatively, fair value is determined using assumptions that management believes a market participant would use in pricing the asset or liability. Prosper did not transfer any assets or liabilities in or out of Level 3 for the nine months ended September 30, 2022 or September 30, 2021.
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
The Convertible Preferred Stock Warrant Liability is valued using a Black-Scholes option pricing model. Refer to Note 12 for further details.

The following tables present the fair value hierarchy for assets and liabilities measured at fair value (in thousands):

September 30, 2022	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Loans Held for Sale at Fair Value	$—	$—	$398,209	$398,209
Borrower Loans, at Fair Value	—	—	302,971	302,971
LIBOR rate swaption (Note 10)	—	2,103	—	2,103
Servicing Assets	—	—	12,269	12,269
Credit Card derivative (Note 5)	—	—	7,837	7,837
Total Assets	$—	$2,103	$721,286	$723,389
Liabilities:
Notes, at Fair Value	$—	$—	$301,079	$301,079
Convertible Preferred Stock Warrant Liability	—	—	162,081	162,081
Loan trailing fee liability (Note 9)	—	—	3,062	3,062
Credit Card servicing obligation liability (Note 5)	—	—	2,381	2,381
Total Liabilities	$—	$—	$468,603	$468,603

December 31, 2021	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Loans Held for Sale at Fair Value	$—	$—	$243,170	$243,170
Borrower Loans, at Fair Value	—	—	267,626	267,626
LIBOR rate swaption	—	66	—	66
Servicing Assets	—	—	8,761	8,761
Total Assets	$—	$66	$519,557	$519,623
Liabilities:
Notes, at Fair Value	$—	$—	$265,985	$265,985
Convertible Preferred Stock Warrant Liability	—	—	250,941	250,941
Loan trailing fee liability (Note 9)	—	—	2,161	2,161
Total Liabilities	$—	$—	$519,087	$519,087

As PMI’s Borrower Loans, Loans Held for Sale, Notes, Convertible Preferred Stock Warrant Liability, Servicing Assets and Liability, Credit Card derivative and loan trailing fee liability do not trade in an active market with readily observable prices, the Company uses significant unobservable inputs to measure the fair value of these assets and liabilities. Financial instruments are categorized in the Level 3 valuation hierarchy based on the significance of unobservable factors in the overall fair value measurement. These fair value estimates may also include observable, actively quoted components derived from external sources. As a result, gains and losses for assets and liabilities within the Level 3 category may include changes in fair value that were attributable to both observable and unobservable inputs. Prosper did not transfer any assets or liabilities in or out of Level 3 for the nine months ended September 30, 2022 and September 30, 2021.

Significant Unobservable Inputs
The following tables present quantitative information about the ranges of significant unobservable inputs used for the Company’s Level 3 fair value measurements at September 30, 2022 and December 31, 2021:

Range
Borrower Loans, Loans Held for Sale and Notes:	September 30, 2022	December 31, 2021
Discount rate	5.5% - 18.6%	4.2% - 14.3%
Default rate	1.5% - 14.0%	2.0% - 14.1%

Range
Servicing Assets:	September 30, 2022	December 31, 2021
Discount rate	15.0% - 25.0%	15.0% - 25.0%
Default rate	1.5% - 14.3%	1.5% - 14.1%
Prepayment rate	9.8% - 27.4%	10.2% - 32.3%
Market servicing rate (1) (2)	0.648% - 0.842%	0.648% - 0.842%
(1) Servicing assets associated with loans enrolled in a relief program offered by the Company in response to the COVID-19 pandemic as of September 30, 2022 and December 31, 2021 were measured using a market servicing rate assumption of 84.2 basis points. This rate was estimated using a multiplier consistent with observable market rates for other loan types, applied to the base market servicing rate assumption of 64.8 basis points.
(2) Excludes collection fees that would be passed on to a hypothetical third-party servicer. As of September 30, 2022 and December 31, 2021, the market rate for collection fees and non-sufficient fund fees was assumed to be 6 basis points and 6 basis points, respectively, for a total market servicing rate range of 70.8 - 90.2 basis points and 70.8 - 90.2 basis points, respectively.

Range
Credit Card Derivative and Servicing Obligation Liability:	September 30, 2022
Discount rate on Prosper Allocations	27.5%
Discount rate on Coastal Program Fee	9.8%
Default rate	7.0% - 14.4%
Prepayment rate	9.5% - 17.8%
Market servicing rate	2.0%

Range
Loan Trailing Fee Liability:	September 30, 2022	December 31, 2021
Discount rate	15.0% - 25.0%	15.0% - 25.0%
Default rate	1.5% - 14.3%	1.5% - 14.1%
Prepayment rate	9.8% - 27.4%	10.2% - 32.3%

At September 30, 2022 and December 31, 2021, the discounted cash flow methodology used to estimate the Notes fair values used the same projected cash flows as the related Borrower Loans.
Changes in Level 3 Fair Value Assets and Liabilities on a Recurring Basis
The following tables present additional information about Level 3 Borrower Loans, Loans Held for Sale, Notes and Certificates Issued by Securitization Trust measured at fair value on a recurring basis (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets		Liabilities
	Borrower Loans	Loans Held For Sale	Notes	Total
Balance at January 1, 2022	$267,626	$243,170	$(265,985)	$244,811
Purchase of Borrower Loans/Issuance of Notes	214,271	2,271,312	(214,107)	2,271,476
Principal repayments	(156,706)	(130,667)	158,105	(129,268)
Borrower Loans sold to third parties	(1,326)	(1,969,647)	—	(1,970,973)
Other changes	216	936	(320)	832
Change in fair value	(21,110)	(16,895)	21,228	(16,777)
Balance at September 30, 2022	$302,971	$398,209	$(301,079)	$400,101

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets		Liabilities
	Borrower Loans	Loans Held for Sale	Notes	Certificates Issued by Securitization Trust	Total
Balance at January 1, 2021	$378,263	$274,621	$(208,379)	$(22,917)	$421,588
Purchase of Borrower Loans/Issuance of Notes	172,082	1,248,316	(172,231)	—	1,248,167
Principal repayments	(215,076)	(117,876)	126,528	14,935	(191,489)
Borrower Loans sold to third parties	(2,311)	(1,118,526)	—	—	(1,120,837)
Other changes	(1,545)	(34)	205	113	(1,261)
Deconsolidation of VIEs (Note 6)	1,628	(581)	635	(6,110)	(4,428)
Change in fair value	(78,361)	—	—	13,979	(64,382)
Balance at September 30, 2021	$254,680	$285,920	$(253,242)	$—	$287,358

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets		Liabilities
	Borrower Loans	Loans Held For Sale	Notes	Total
Balance at July 1, 2022	$301,893	$312,693	$(300,521)	$314,065
Purchase of Borrower Loans/Issuance of Notes	70,486	978,664	(69,797)	979,353
Principal repayments	(59,750)	(47,487)	60,375	(46,862)
Borrower Loans sold to third parties	(502)	(838,774)	—	(839,276)
Other changes	64	575	(207)	432
Change in fair value	(9,220)	(7,462)	9,071	(7,611)
Balance at September 30, 2022	$302,971	$398,209	$(301,079)	$400,101

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets		Liabilities
	Borrower Loans	Loans Held For Sale	Notes	Certificates Issued by Securitization Trust	Total
Balance at July 1, 2021	$338,939	$249,955	$(236,041)	$(15,295)	$337,558
Purchase of Borrower Loans/Issuance of Notes	64,473	455,642	(64,028)	—	456,087
Principal repayments	(69,094)	(44,422)	45,486	4,042	(63,988)
Borrower Loans sold to third parties	(587)	(375,192)	—	—	(375,779)
Other changes	(353)	233	(14)	41	(93)
Change in fair value	(337)	(296)	1,355	(2,767)	(2,045)
Deconsolidation of VIEs (Note 6)	(78,361)	—	—	13,979	(64,382)
Balance at September 30, 2021	$254,680	$285,920	$(253,242)	$—	$287,358
The following tables present additional information about Level 3 Servicing Assets measured at fair value on a recurring basis for the three and nine month periods ending September 30, 2022 and 2021 (in thousands):

Servicing Assets
Balance at January 1, 2022	$8,761
Additions	9,888
Less: Changes in fair value	(6,380)
Balance at September 30, 2022	$12,269

Servicing Assets
Balance at January 1, 2021	$9,242
Additions	5,674
Recognition of Servicing Assets upon deconsolidation of VIEs	215
Less: Changes in fair value	(6,430)
Balance at September 30, 2021	$8,701

Servicing Assets
Balance at July 1, 2022	$10,323
Additions	4,211
Less: Changes in fair value	(2,265)
Balance at September 30, 2022	$12,269

Servicing Assets
Balance at July 1, 2021	8,944
Additions	1,895
Recognition of Servicing Assets upon deconsolidation of VIEs	215
Less: Changes in fair value	(2,353)
Balance at September 30, 2021	$8,701
The following tables present additional information about Level 3 Credit Card derivative measured at fair value on a recurring basis for the three and nine month periods ending September 30, 2022 and 2021 (in thousands):

Credit Card Derivative
Balance at January 1, 2022	$7
Changes in fair value	6,839
Gains from settled transactions	2,355
Less: Net payments received	(1,364)
Balance at September 30, 2022	$7,837

Credit Card Derivative
Balance at July 1, 2022	$4,861
Changes in fair value	2,976
Gains from settled transactions	1,779
Less: Net payments received	(1,779)
Balance at September 30, 2022	$7,837

The following tables present additional information about the Level 3 Convertible Preferred Stock Warrant Liability measured at fair value on a recurring basis for the three and nine month periods ending September 30, 2022 and 2021 (in thousands):

Convertible Preferred Stock Warrant Liability
Balance as of January 1, 2022	$250,941
Change in fair value	(88,860)
Balance as of September 30, 2022	$162,081

Convertible Preferred Stock Warrant Liability
Balance as of January 1, 2021	$112,319
Change in fair value	136,845
Balance as of September 30, 2021	$249,164

Convertible Preferred Stock Warrant Liability
Balance as of July 1, 2022	$173,455
Change in fair value	(11,374)
Balance at September 30, 2022	$162,081

Convertible Preferred Stock Warrant Liability
Balance as of July 1, 2021	$162,436
Change in fair value	86,728
Balance as of September 30, 2021	$249,164
Loan Trailing Fee
The fair value of the Loan Trailing Fee represents the present value of the expected monthly Loan Trailing Fee payments, which takes into consideration certain assumptions related to expected prepayment rates and default rates using a discounted cash flow model. The assumptions used are the same as those used for the valuation of Servicing Assets, as described below.
The following tables present additional information about the Level 3 Loan Trailing Fee Liability measured at fair value on a recurring basis for the three and nine month periods ending September 30, 2022 and 2021 (in thousands):

Loan Trailing Fee Liability
Balance at January 1, 2022	$2,161
Issuances	2,286
Cash Payment of Loan Trailing Fee	(1,485)
Change in Fair Value	100
Balance at September 30, 2022	$3,062

Loan Trailing Fee Liability
Balance at January 1, 2021	$2,233
Issuances	1,289
Cash Payment of Loan Trailing Fee	(1,587)
Change in Fair Value	248
Balance at September 30, 2021	$2,183

Loan Trailing Fee Liability
Balance at July 1, 2022	$2,574
Issuances	964
Cash Payment of Loan Trailing Fee	(475)
Change in Fair Value	(1)
Balance at September 30, 2022	$3,062

Loan Trailing Fee Liability
Balance at July 1, 2021	2,145
Issuances	472
Cash Payment of Loan Trailing Fee	(521)
Change in Fair Value	87
Balance at September 30, 2021	$2,183
Significant Recurring Level 3 Fair Value Input Sensitivity
Key economic assumptions and the sensitivity of the fair value to immediate changes in those assumptions at September 30, 2022 and December 31, 2021 for Borrower Loans and Loans Held for Sale are presented in the following table (in thousands, except percentages).

Borrower Loans and Loans Held for Sale	September 30, 2022	December 31, 2021
Fair value, using the following assumptions:	$701,180	$510,796
Weighted-average discount rate	7.84%	5.64%
Weighted-average default rate	9.99%	10.08%

Fair value resulting from:
100 basis point increase in discount rate	$694,239	$505,732
200 basis point increase in discount rate	$687,473	$500,763
Fair value resulting from:
100 basis point decrease in discount rate	$708,301	$516,064
200 basis point decrease in discount rate	$715,610	$521,437

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$695,007	$506,362
Applying a 1.2 multiplier to default rate	$688,875	$501,921
Fair value resulting from:
Applying a 0.9 multiplier to default rate	$707,390	$515,326
Applying a 0.8 multiplier to default rate	$713,637	$519,851

Key economic assumptions and the sensitivity of the fair value to immediate changes in those assumptions at September 30, 2022 and December 31, 2021 for Notes are presented in the following table (in thousands, except percentages).

Notes	September 30, 2022	December 31, 2021
Fair value, using the following assumptions:	$301,079	$265,985
Weighted-average discount rate	8.32%	5.76%
Weighted-average default rate	11.78%	10.70%

Fair value resulting from:
100 basis point increase in discount rate	$298,094	$263,326
200 basis point increase in discount rate	$295,184	$260,735
Fair value resulting from:
100 basis point decrease in discount rate	$304,141	$268,714
200 basis point decrease in discount rate	$307,284	$271,516

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$298,411	$263,644
Applying a 1.2 multiplier to default rate	$295,761	$261,318
Fair value resulting from:
Applying a 0.9 multiplier to default rate	$303,762	$268,340
Applying a 0.8 multiplier to default rate	$306,462	$270,711

Key economic assumptions and the sensitivity of the fair value to immediate changes in those assumptions at September 30, 2022 and December 31, 2021 for Servicing Assets is presented in the following table (in thousands, except percentages).

Servicing Assets	September 30, 2022	December 31, 2021
Fair value, using the following assumptions	$12,269	$8,761
Weighted-average market servicing rate	0.649%	0.650%
Weighted-average prepayment rate	20.85%	20.82%
Weighted-average default rate	14.62%	12.54%

Fair value resulting from:
Market servicing rate increase of 0.025%	$11,480	$8,203
Market servicing rate decrease of 0.025%	$13,059	$9,320

Fair value resulting from:
Applying a 1.1 multiplier to prepayment rate	$11,973	$8,568
Applying a 0.9 multiplier to prepayment rate	$12,572	$8,957

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$12,095	$8,646
Applying a 0.9 multiplier to default rate	$12,445	$8,878

Credit Card Derivative Asset	September 30, 2022
Fair value, using the following assumptions:	$7,837
Discount rate on Prosper Allocations	27.50%
Discount rate on Coastal Program Fee	9.84%
Weighted-average prepayment rate	12.00%
Weighted-average default rate	15.80%

Fair value resulting from:
100 basis point increase in both discount rates	$7,772
200 basis point increase in both discount rates	$7,708
Fair value resulting from:
100 basis point decrease in both discount rates	$7,903
200 basis point decrease in both discount rates	$7,970

Fair value resulting from:
Applying a 1.1 multiplier to prepayment rate	$7,701
Applying a 0.9 multiplier to prepayment rate	$7,975

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$5,650
Applying a 0.9 multiplier to default rate	$10,091

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

Assets and Liabilities Not Recorded at Fair Value
The following table presents the fair value hierarchy for assets, and liabilities not recorded at fair value (in thousands):

September 30, 2022	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Cash and Cash Equivalents	$43,530	$43,530	$—	$—	$43,530
Restricted Cash - Cash and Cash Equivalents	154,444	154,444	—	—	154,444
Restricted Cash - Certificates of Deposit	4,879	—	4,879	—	4,879
Accounts Receivable	2,265	—	2,265	—	2,265
Total Assets	$205,118	$197,974	$7,144	$—	$205,118
Liabilities:
Accounts Payable and Accrued Liabilities	$41,016	$—	$41,016	$—	$41,016
Payable to Investors	137,020	—	137,020	—	137,020
Warehouse Lines	354,799	—	353,229	—	353,229
Total Liabilities	$532,835	$—	$531,265	$—	$531,265

December 31, 2021	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Cash and Cash Equivalents	$67,700	$67,700	$—	$—	$67,700
Restricted Cash - Cash and Cash Equivalents	163,047	163,047	—	—	163,047
Restricted Cash - Certificates of Deposit	4,878	—	4,878	—	4,878
Accounts Receivable	1,054	—	1,054	—	1,054
Total Assets	$236,679	$230,747	$5,932	$—	$236,679
Liabilities:
Accounts Payable and Accrued Liabilities	$25,790	$—	$25,790	$—	$25,790
Payable to Investors	152,794	—	152,794	—	152,794
Warehouse Lines	209,275	—	211,177	—	211,177
Paycheck Protection Program loan (Note 10)	8,590	—	8,556	—	8,556
Total Liabilities	$396,449	$—	$398,317	$—	$398,317

The estimated fair values of Cash and Cash Equivalents, Restricted Cash, Accounts Receivable, Accounts Payable and Accrued Liabilities and Payable to Investors approximate their carrying values because of their short-term nature.
8. Goodwill and Other Intangible Assets, Net
Goodwill
Prosper’s goodwill balance of $36.4 million at December 31, 2021 did not change during the nine months ended September 30, 2022. The Company recorded no goodwill impairment for the nine months ended September 30, 2022 and 2021.
Other Intangible Assets
The following table presents the detail of other intangible assets subject to amortization as of the following date (dollars in thousands):

	September 30, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Remaining Useful Life (In Years)
Developed technology	$3,060	$(3,060)	$—	—
User base and customer relationships	5,050	(4,824)	226	2.6
Brand name	60	(60)	—	—
Total Intangible Assets subject to amortization	$8,170	$(7,944)	$226

Prosper’s intangible asset balance was $0.2 million and $0.3 million at September 30, 2022 and December 31, 2021, respectively. The user base and customer relationships intangible assets are being amortized on an accelerated basis over a three-to-ten year period.
Amortization expense for the three and nine months ended September 30, 2022 and 2021 was not material.
Estimated amortization of purchased intangible assets for future periods is as follows (in thousands):

Year Ending December 31,
2022 (remainder thereof)	$34
2023	107
2024	85
Total	$226

9. Other Liabilities
Other Liabilities consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Operating lease liabilities	$17,429	$11,026
Deferred revenue	3,045	1,196
Loan trailing fee liability	3,062	2,161
Credit Card servicing obligation liability (Note 5)	2,381	—
Deferred income tax liability	621	560
Financing lease liabilities	78	78
Paycheck Protection Program loan (Note 10)	—	8,590
Other	350	289
Total Other Liabilities	$26,966	$23,900

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
Both Warehouse Agreements contain the same certain covenants including restrictions on each Warehouse VIE's ability to incur indebtedness, pledge assets, merge or consolidate and enter into certain affiliate transactions. Each Warehouse Agreement also requires Prosper to maintain a minimum tangible net worth of $25 million, minimum net liquidity of $15 million and a maximum leverage ratio of 5:1. Tangible net worth is defined as the sum of (i) (A) Convertible Preferred Stock, (B) total Stockholders’ Deficit and (C) Convertible Preferred Stock Warrant Liability, less the sum of (ii) (A) goodwill and (B) intangible assets. Net liquidity is defined as the sum of cash, cash equivalents and Available for Sale Investments. The leverage ratio is defined as the ratio of total consolidated indebtedness other than non-recourse securitization indebtedness, non-recourse or limited recourse warehouse indebtedness and borrower dependent notes, to tangible net worth. As of September 30, 2022, Prosper was in compliance with the covenants under each Warehouse Agreement.
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
Under the amended agreement, the PWIT Warehouse Line bears interest at a rate of an established benchmark rate (currently LIBOR) plus 2.75% and has an advance rate of 87% for the majority of collateral loans, with lower advance rates for certain collateral loans. Additionally, the PWIT Warehouse Line bears a monthly unused commitment fee of 0.50% per annum on the undrawn portion available under the PWIT Warehouse Line.
As of September 30, 2022, Prosper had $172.6 million in debt and accrued interest outstanding under the PWIT Warehouse Line. This debt is secured by an aggregate outstanding principal balance of $199.3 million included in “Loans Held for Sale, at Fair Value” on the condensed consolidated balance sheets. At September 30, 2022 the undrawn portion available under the Warehouse Line was $27.4 million. Prosper incurred $2.2 million of deferred debt issuance costs associated with the PWIT Warehouse Line, including $0.3 million from the amendment signed on May 19, 2021, which are included in “Prepaids and Other Assets” and amortized to interest expense over the term of the revolving arrangement.
Prosper purchased a swaption to limit the Company's exposure to increases in LIBOR. The swaption is recorded on the consolidated balance sheet at fair value in Prepaids and Other Assets. Any changes in the fair value are recorded in the Change in Fair Value of Financial Instruments, Net on the Consolidated Statement of Operations. The fair value of the swaption was $2.1 million at September 30, 2022.
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
As of September 30, 2022, Prosper had $182.2 million in debt and accrued interest outstanding under the PWIIT Warehouse Line. This debt is secured by an aggregate outstanding principal balance of $204.3 million included in Loans Held for Sale, at Fair Value on the Consolidated Balance Sheets. At September 30, 2022 the undrawn portion available under the PWIIT Warehouse Line was $117.8 million. PMI incurred $1.3 million of debt issuance costs for the extension in March 2021, which are included in Prepaids and Other Assets and will be amortized to interest expense over the term of the revolving arrangement.
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
On March 21, 2022, the Company was notified by the SBA that all principal and interest under the loan, totaling $8.6 million, was forgiven in full through a forgiveness payment made on March 15, 2022 by the SBA to the lender of the PPP loan. As a result, the Company recognized a “Gain on Forgiveness of PPP Loan” for this amount on its accompanying consolidated statement of operations for the nine months ended September 30, 2022.
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
All participating securities are excluded from basic weighted-average common shares outstanding. Prior to any conversion to common shares, each series of Prosper’s Convertible Preferred Stock is entitled to participate on an if-converted basis in distributions of earnings, when and if declared by the board of directors, that are made to common stockholders and consequently, these shares were considered participating securities. During the nine months ended September 30, 2022 and 2021, certain shares issued as a result of the early exercise of stock options which are subject to a repurchase right by PMI were entitled to receive non-forfeitable dividends during the vesting period and consequently, are considered participating securities.
The weighted average shares used in calculating basic and diluted net income (loss) per share excludes certain shares that are disclosed as outstanding shares in the condensed consolidated balance sheets because such shares are restricted as they were associated with options that were early exercised and continue to remain unvested.
Basic and diluted income (loss) per share were calculated as follows for the periods presented (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30, 2022
	2022	2021	2022	2021
Numerator:
Net Income (Loss)	$8,621	$(88,061)	$87,918	$(138,755)
Less: Net Income Allocated to Participating Securities	(5,772)	—	(59,054)	—
Net Income (Loss) Attributable to Common Stockholders	$2,849	$(88,061)	$28,864	$(138,755)
Denominator:
Weighted average shares used in computing basic net income (loss) per share	73,731,925	71,068,442	73,010,111	70,433,182
Effect of dilutive securities:
Stock options	54,551,659	—	61,828,654	—
Warrants	410,837	—	600,194
Convertible preferred stock warrants	213,264,845	—	213,264,845	—
Weighted average shares used in computing diluted Net Income (Loss) per Share	341,959,266	71,068,442	348,703,804	70,433,182
Net Income (Loss) Per Share – Basic	$0.04	$(1.24)	$0.40	$(1.97)
Net Income (Loss) Per Share – Diluted	$0.01	$(1.24)	$0.08	$(1.97)

The following common stock equivalents were excluded from the computation of diluted net income (loss) per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(shares)	(shares)	(shares)	(shares)
Excluded securities:
Convertible preferred stock issued and outstanding, excluding shares held by consolidated VIE	158,365,655	158,365,655	158,365,655	158,365,655
Stock options issued and outstanding	16,382,524	70,601,482	16,227,752	72,845,826
Warrants issued and outstanding	669,512	1,080,349	480,155	1,080,349
Series E-1 convertible preferred stock warrants	—	35,544,141	—	35,544,141
Series F convertible preferred stock warrants	—	177,720,704	—	177,720,704
Total common stock equivalents excluded from diluted net income (loss) per common share computation	175,417,691	443,312,331	175,073,562	445,556,675

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
The number of authorized, issued and outstanding shares, their par value and liquidation preference for each series of convertible preferred stock as of September 30, 2022 are disclosed in the table below (amounts in thousands except share and par value amounts):

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
Convertible Preferred Stock Warrant Liability
Series E-1 Warrants
In connection with the Settlement and Release Agreement dated November 17, 2016 among PMI, its wholly owned subsidiary Prosper Funding LLC (“PFL”) and Colchis, on December 16, 2016, PMI issued the First Series E-1 Warrant. The Second Series E-1 Warrant for an additional 15,277,006 shares of Series E-1 convertible preferred stock was granted on the signing of the Consortium Purchase Agreement (as described in Note 15 of PMI’s 10-K for the year ended December 31, 2021) on February 27, 2017. The warrants expire ten years from the date of issuance. For the three months ended September 30, 2022 and 2021, Prosper recognized $2.5 million of income and $13.9 million of expense, respectively, from the re-measurement of the fair value of the warrants. For the nine months ended September 30, 2022 and 2021, Prosper recognized $14.2 million of income and $21.3 million of expense, respectively, from the re-measurement of the fair value of the warrants. The income or expense resulted from the remeasurement of the fair value of the warrants is recorded in Change in Fair Value of Convertible Preferred Stock Warrants on the condensed consolidated statements of operations.
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
The Company determined the fair value of the outstanding Series E-1 Warrants utilizing the following assumptions as of the following dates:

	September 30, 2022	December 31, 2021
Volatility	74.0%	63.0%
Risk-free interest rate	4.20%	0.90%
Expected term (in years)	2.75	2.75
Dividend yield	—%	—%

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
Risk-Free Interest Rate: The risk-free interest rate is based on the U.S. Treasury yield in effect as of September 30, 2022, and for zero coupon U.S. Treasury notes with maturities approximately equal to the term of the warrant.
Expected Term: The expected term is the period of time for which the warrants are expected to be outstanding.
Dividend Yield: The expected dividend assumption is based on the Company’s current expectations about the Company’s anticipated dividend policy.
Series F Warrants
In connection with the Consortium Purchase Agreement (as described in Note 15 of PMI’s 10-K for the year ended December 31, 2021) on February 27, 2017, PMI issued warrants to purchase up to 177,720,706 shares of PMI's Series F convertible preferred stock at $0.01 per share. The warrants expire ten years from the date of issuance. For the three months ended September 30, 2022 and 2021, Prosper recognized $8.9 million of income and $72.9 million of expense, respectively, from the re-measurement of the fair value of the warrants. For the nine months ended September 30, 2022 and 2021, Prosper recognized $74.6 million of income and $115.5 million of expense, respectively, from the re-measurement of the fair value of the warrants. The income or expense resulting from changes in the fair value of the warrant is recorded through Change in Fair Value of Convertible Preferred Stock Warrants on the condensed consolidated statements of operations.
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
The Company determined the fair value of the outstanding Series F Warrants utilizing the following assumptions as of the following dates:

	September 30, 2022	December 31, 2021
Volatility	74.0%	63.0%
Risk-free interest rate	4.20%	0.90%
Expected term (in years)	2.75	2.75
Dividend yield	—%	—%

The above assumptions were determined using the same criteria described above for the Series E-1 Warrants.
The combined activity of the Convertible Preferred Stock Warrant Liability for the three and nine months ended September 30, 2022 and 2021 are presented in Note 7, Fair Value of Assets and Liabilities.
Common Stock
PMI, through its Amended and Restated Certificate of Incorporation, is the sole issuer of common stock and related options, restricted stock units (“RSUs”) and warrants. On February 16, 2016, PMI amended and restated its Certificate of Incorporation to, among other things, effect a 5-for-1 forward stock split. On September 20, 2017, PMI further amended its Amended and Restated Certificate of Incorporation to increase the number of shares of common stock authorized for issuance. The total number of shares of stock which PMI has the authority to issue is 1,069,760,848, consisting of 625,000,000 shares of common stock, $0.01 par value per share, and 444,760,848 shares of preferred stock, $0.01 par value per share. As of September 30, 2022, 74,950,409 shares of common stock were issued and 74,014,474 shares of common stock were outstanding. As of December 31, 2021, 73,089,929 shares of common stock were issued and 72,153,994 shares of common stock were outstanding. Each holder of common stock is entitled to one vote for each share of common stock held.
Common Stock Issued upon Exercise of Stock Options
For the nine months ended September 30, 2022, PMI issued 1,860,480 shares of common stock upon the exercise of vested options for cash proceeds of $46 thousand.
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
The financial statement impact of the above Repricings was not material for the nine months ended September 30, 2022. As of September 30, 2022, the unamortized Repricings expense (net of forfeitures) of $11 thousand will be recognized over the remaining weighted-average vesting period of 1.0 year.
Stock Option Activity
Stock option activity under the 2005 Plan and 2015 Plan is summarized for the nine months ended September 30, 2022 below:

	Options Issued and Outstanding	Weighted Average Exercise Price
Balance as of January 1, 2022	72,186,151	$0.07
Options issued	13,822,243	$0.66
Options exercised	(1,860,480)	$0.02
Options forfeited	(3,703,067)	$0.22
Options expired	(5,825)	$0.02
Balance as of September 30, 2022	80,439,022	$0.16
Options vested and expected to vest as of September 30, 2022	72,283,669	$0.16
Options vested and exercisable as of September 30, 2022	53,632,329	$0.04
Other Information Regarding Stock Options
The weighted-average remaining life for options outstanding as of September 30, 2022 was 6.51 years.
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

The fair value of PMI’s stock option awards granted during the three and nine months ended September 30, 2022 and 2021 was estimated at the date of grant using the Black-Scholes model with the following average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Volatility of common stock	68.09%	64.84%	67.08%	64.37%
Risk-free interest rate	2.87%	0.97%	2.61%	0.99%
Expected life (in years)	6.0 years	6.0 years	6.0 years	6.0 years
Dividend yield	—%	—%	—%	—%
Restricted Stock Unit Activity
In previous years, PMI granted RSUs to certain employees that are subject to three-year or four-year vesting terms and the occurrence of a liquidity event. There was no RSU activity for the nine months ended September 30, 2022, and as of that date, there were 2,874,348 unvested RSUs with a weighted-average grant date fair value of $1.14 per share.
Share Based Compensation
The following table presents the amount of stock-based compensation related to stock-based awards granted to employees recognized in Prosper’s condensed consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Origination and servicing	$36	$30	$98	$92
Sales and marketing	215	15	417	47
General and administrative	245	225	780	718
Total stock-based compensation	$496	$270	$1,295	$857

As of September 30, 2022, the unamortized stock-based compensation expense, adjusted for forfeiture estimates, related to unvested stock-based awards was approximately $3.7 million, which will be recognized over a remaining weighted-average vesting period of approximately 3.1 years.
14. Income Taxes
For the three months ended September 30, 2022 and 2021, PMI recognized $20 thousand and $21 thousand of income tax expense, respectively. For the nine months ended September 30, 2022 and 2021, PMI recognized $60 thousand and $63 thousand of income tax expense, respectively. The income tax expense relates to state income tax expense and the amortization of tax deductible goodwill which gives rise to an indefinite-lived deferred tax liability. No other income tax expense or benefit was recorded for the nine month periods ended September 30, 2022 and 2021 due to a full valuation allowance recorded against the Company’s deferred tax assets.
Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize our existing deferred tax assets. On the basis of this evaluation, it is not more likely than not that our deferred tax assets will be realized and therefore a full valuation allowance has been recorded.
15. Leases
Prosper has operating leases for corporate offices and datacenters. These leases have remaining lease terms of less than one year to approximately six years. Some of the lease agreements include options to extend the lease term for up to an additional five years. Rental expense under operating lease arrangements was $1.2 million and $1.1 million for the three months ended September 30, 2022 and 2021, respectively, and $3.5 million and $3.4 million for the nine months ended September 30, 2022 and 2021, respectively. Additionally, Prosper subleases certain leased office space to third parties when it determines there is excess leased capacity. Sublease income from operating lease arrangements was $0.2 million and $0.1 million for the three months ended September 30, 2022 and 2021, respectively, and $0.6 million and $0.2 million for the nine months ended September 30, 2022 and 2021, respectively.

Operating Lease Right-of-Use (“ROU”) Assets
The following table summarizes the operating lease right-of-use assets as of September 30, 2022, which are included in “Property and Equipment, Net” on the condensed consolidated balance sheets.

	September 30, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
ROU Assets - Office buildings	$26,257	$11,518	$14,739
ROU Assets - Other	900	615	285
Total right-of-use assets subject to amortization	$27,157	$12,133	$15,024
In May 2022, the Company entered into an amendment to its San Francisco office lease, the most prominent impact of which was to extend the lease term for the Company’s primary space in that office for an additional period through May 2028. As a result of this lease modification, the Company recorded additional ROU operating lease assets and liabilities of $9.9 million.
Lease Liabilities
Future maturities of operating lease liabilities as of September 30, 2022 were as follows (in thousands). The present value of the future minimum lease payments represents our operating lease liabilities as of September 30, 2022 and are included in "Other Liabilities" on the condensed consolidated balance sheets.

September 30, 2022
Remainder of 2022	$1,435
2023	3,820
2024	4,391
2025	4,517
2026	4,432
Thereafter	4,723
Total future minimum lease payments	$23,318
Less imputed interest	(5,889)
Present value of future minimum lease payments	$17,429
Because the rate implicit in each lease is not readily determinable, we use our incremental borrowing rate to determine the present value of the lease payments. Other information related to leases was as follows (dollars in thousands):

September 30, 2022
Cash paid for operating leases year-to-date	$4,350
Weighted average remaining lease term (in years)	5.02 years
Weighted average discount rate	10.82%

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
Pursuant to the Marketing Agreement Amendment, the marketing fee that Prosper receives in connection with the origination of each loan is partially reduced by an amount (the “Designated Amount”) calculated as a percentage of the principal amount of such loan based on the aggregate principal amount of loans originated for the applicable month. To the extent the aggregate Designated Amount for all loans originated during any month is less than $100,000 through February 1, 2025, Prosper is required to pay WebBank an amount equal to such deficiency. Accordingly, the minimum fee for the remaining three months of 2022 is $0.3 million. The minimum fee is $1.2 million for 2023 and 2024, and $0.1 million in 2025.
Additionally, under the agreement with WebBank, Prosper is required to maintain minimum net liquidity of $15.0 million at all times during the term of the agreement. Net liquidity is defined as the sum of Cash, Cash Equivalents and Available for Sale Investments. Violation of this covenant can result in termination of the contract with WebBank. As of September 30, 2022, Prosper was in compliance with the covenant.
Loan Purchase Commitments
Prosper entered into an agreement with WebBank to purchase $24.1 million of Borrower Loans that WebBank originated during the last two business days of the quarter ended September 30, 2022. Prosper will purchase these Borrower Loans within the first three business days of the quarter ending December 31, 2022.
Repurchase Obligation
Under the terms of the loan purchase agreements between Prosper and investors that participate in the Whole Loan Channel, Prosper may, in certain circumstances, become obligated to repurchase a Borrower Loan from an investor. Generally, these circumstances include the occurrence of verifiable identity theft, the failure to properly follow loan listing or bidding protocols or a violation of the applicable federal, state or local lending laws. Prosper recognizes a liability at fair value for the repurchase obligation when the Borrower Loans are sold. The fair value of the repurchase obligation is estimated based on historical experience. Repurchased Borrower Loans associated with violations of federal, state or local lending laws or verifiable identity theft are written off at the time of repurchase. The maximum potential amount of future payments associated with this obligation is the outstanding balances of the Borrower Loans issued through the Whole Loan Channel, which at September 30, 2022 is $3.4 billion. Prosper has accrued $0.3 and $0.3 million as of September 30, 2022 and December 31, 2021, respectively, in regard to this obligation.
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
Prosper’s executive officers, directors who are not executive officers, and certain affiliates participate in its marketplace by placing bids and purchasing Notes. The aggregate amount of the Notes purchased and the income earned by parties deemed to be affiliates and related parties of Prosper for the three and nine months ended September 30, 2022 and 2021, as well as the Notes outstanding as of September 30, 2022 and December 31, 2021 are summarized below (in thousands):

	Aggregate Amount of Notes Purchased the Three Months Ended September 30,		Interest Earned on Notes the Three Months Ended September 30,
Related Party	2022	2021	2022	2021
Executive officers and management	$9	$9	$2	$2
Directors (excluding executive officers and management)	—	4	—	1
Total	$9	$13	$2	$3

	Aggregate Amount of Notes Purchased the Nine Months Ended September 30,		Interest Earned on Notes the Nine Months Ended September 30,
Related Party	2022	2021	2022	2021
Executive officers and management	$28	$26	$6	$5
Directors (excluding executive officers and management)	—	24	1	1
Total	$28	$50	$7	$6

	Notes Balance as of
Related Party	September 30, 2022	December 31, 2021
Executive officers and management	$51	$41
Directors (excluding executive officers and management)	7	15
Total	$58	$56

18. Significant Concentrations
Prosper is dependent on third-party funding sources such as banks, asset managers, investment funds and Warehouse Lines to provide the funds to allow WebBank to originate Borrower Loans that the third party funding sources will later purchase. Of all Borrower Loans originated in the three months ended September 30, 2022, three individual third parties purchased 23.4%, 12.7% and 10.2% of all Borrower Loans originated, and the Company’s Warehouse VIEs purchased 13.5% of such loans. For the three months ended September 30, 2021, one individual party purchased 24.7% of all Borrower Loans originated, and the Company’s Warehouse VIEs purchased 15.7% of such loans.

Of all Borrower Loans originated in the nine months ended September 30, 2022, two individual third parties purchased 23.7% and 10.3% of such loans, and the Company’s Warehouse VIEs purchased 12.1% of such loans. For the nine months ended September 30, 2021 one individual party purchased 27.0% of such loans, and the Company’s Warehouse VIEs purchased 13.4% of such loans. These purchases reflect that a significant portion of Prosper’s business is dependent on funding through the Whole Loan Channel, through which 92% and 88% of Borrower Loans were originated in the nine months ended September 30, 2022 and 2021, respectively.

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

Prosper Funding LLC
Condensed Consolidated Balance Sheets (Unaudited)
(amounts in thousands)

	September 30, 2022	December 31, 2021
Assets:
Cash and Cash Equivalents	$5,691	$10,765
Restricted Cash	147,007	157,111
Borrower Loans, at Fair Value	302,971	267,626
Property and Equipment, Net	9,073	7,907
Servicing Assets	14,074	9,796
Other Assets	243	317
Total Assets	$479,059	$453,522
Liabilities and Member’s Equity:
Accounts Payable and Accrued Liabilities	$4,929	$1,818
Payable to Related Party	4,739	1,306
Payable to Investors	138,326	153,681
Notes, at Fair Value	301,079	265,985
Other Liabilities	3,371	2,434
Total Liabilities	452,444	425,224
Member's Equity:
Member's Equity	11,404	11,404
Retained Earnings	15,211	16,894
Total Member's Equity	$26,615	$28,298
Total Liabilities and Member's Equity	$479,059	$453,522

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Funding LLC
Condensed Consolidated Statements of Operations (Unaudited)
(amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Operating Revenues:
Administration Fee Revenue - Related Party	18,234	$9,066	$42,385	$24,247
Servicing Fees, Net	5,695	3,954	14,808	11,483
(Loss) Gain on Sale of Borrower Loans	(346)	2,404	5,611	6,078
Other Revenue	132	447	802	804
Total Operating Revenues	23,715	15,871	63,606	42,612
Interest Income on Borrower Loans	11,592	9,574	33,228	27,130
Interest Expense on Notes	(10,758)	(8,935)	(30,945)	(25,366)
Total Interest Income, Net	834	639	2,283	1,764
Change in Fair Value of Financial Instruments, Net	(149)	371	118	527
Total Net Revenues	24,400	16,881	66,007	44,903
Expenses:
Administration Fee - Related Party	21,966	13,686	55,773	38,653
Servicing	2,256	1,830	5,778	4,729
General and Administrative	143	108	439	364
Total Expenses	24,365	15,624	61,990	43,746
Net Income (Loss)	35	$1,257	$4,017	$1,157

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Funding LLC
Condensed Consolidated Statements of Member’s Equity (Unaudited)
(amounts in thousands)

	Member’s Equity	Retained Earnings	Total
Balance at January 1, 2022	$11,404	$16,894	$28,298
Distribution to Parent	(5,700)		(5,700)
Net Income	—	4,017	4,017
Balance as of September 30, 2022	$5,704	$20,911	$26,615

	Member’s Equity	Retained Earnings	Total
Balance at January 1, 2021	$11,404	$13,684	$25,088
Net Loss	—	1,157	1,157
Balance as of September 30, 2021	$11,404	$14,841	$26,245

	Member’s Equity	Retained Earnings	Total
Balance at January 1, 2022	$11,404	$16,894	$28,298
Net Income	—	1,445	1,445
Balance at March 31, 2022	$11,404	$18,339	$29,743
Net Income	—	$2,537	2,537
Balance as of June 30, 2022	$11,404	$20,876	$32,280
Distribution to Parent	(5,700)	$—	(5,700)
Net Income	—	$35	35
Balance as of September 30, 2022	$5,704	$20,911	$26,615

	Member’s Equity	Retained Earnings	Total
Balance at January 1, 2021	$11,404	$13,684	$25,088
Net Loss	—	(1,204)	(1,204)
Balance at March 31, 2021	$11,404	$12,480	$23,884
Net Income	—	1,104	1,104
Balance as of June 30, 2021	$11,404	$13,584	$24,988
Net Income	$—	$1,257	$1,257
Balance as of September 30, 2021	$11,404	$14,841	$26,245
The accompanying notes are an integral part of these consolidated financial statements.

Prosper Funding LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)
(amounts in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net Income	$4,017	$1,157
Adjustments to Reconcile Net Income (Loss) to Net Cash Used in Operating Activities:
Change in Fair Value of Financial Instruments, Net	(118)	(527)
Other Non-Cash Changes in Borrower Loans, Loans Held for Sale and Notes	104	18
Gain on Sale of Borrower Loans	(11,384)	(6,675)
Change in Fair Value of Servicing Rights	7,106	7,795
Depreciation and Amortization	4,168	3,540
Changes in Operating Assets and Liabilities:
Purchase of Loans Held for Sale at Fair Value	(2,271,312)	(1,248,316)
Proceeds from Sales and Principal Payments of Loans Held for Sale, at Fair Value	2,271,312	1,248,316
Other Assets	74	(65)
Accounts Payable and Accrued Liabilities	3,111	(491)
Payable to Investors	(15,355)	15,793
Net Related Party Receivable/Payable	2,761	(704)
Other Liabilities	937	(160)
Net Cash (Used in) Provided by Operating Activities	(4,579)	19,681
Cash Flows from Investing Activities:
Purchase of Borrower Loans Held at Fair Value	(214,271)	(172,082)
Proceeds from Sales and Principal Payments of Borrower Loans, at Fair Value	158,032	126,741
Purchases of Property and Equipment	(4,662)	(5,361)
Net Cash Used in Investing Activities	(60,901)	(50,702)
Cash Flows from Financing Activities:
Proceeds from Issuance of Notes Held at Fair Value	214,107	172,231
Payments of Notes, at Fair Value	(158,105)	(126,528)
Cash Distributions to Parent	(5,700)	—
Net Cash Provided by Financing Activities	50,302	45,703
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(15,178)	14,682
Cash, Cash Equivalents and Restricted Cash at Beginning of the Period	167,876	140,924
Cash, Cash Equivalents and Restricted Cash at End of the Period	$152,698	$155,606

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$30,632	$25,571
Non-Cash Investing Activity - Accrual for Property and Equipment, Net	906	480

Reconciliation to Amounts on Consolidated Balance Sheets:
Cash and Cash Equivalents	$5,691	$8,362
Restricted Cash	147,007	147,244
Total Cash, Cash Equivalents and Restricted Cash	$152,698	$155,606

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
PFL did not have any items of other comprehensive income or loss for any of the periods presented in the condensed consolidated financial statements as of and for the nine months ended September 30, 2022 and 2021.
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
3. Property and Equipment, Net
Property and equipment consist of the following as of the dates presented (in thousands):

	September 30, 2022	December 31, 2021
Internal-use software and web site development costs	$33,141	$31,979
Less accumulated depreciation and amortization	(24,068)	(24,072)
Total property and equipment, net	$9,073	$7,907

Depreciation expense for the three months ended September 30, 2022 and 2021 was $1.5 million and $1.3 million, respectively. Depreciation expense for the nine months ended September 30, 2022 and 2021 was $4.2 million and $3.5 million, respectively.
4. Borrower Loans and Notes, at Fair Value
The aggregate principal balances outstanding and fair values of Borrower Loans and Notes as of September 30, 2022 and December 31, 2021, are presented in the following table (in thousands):

	Borrower Loans		Notes
	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Aggregate principal balance outstanding	$312,059	$265,232	$315,023	$267,415
Fair value adjustments	(9,088)	2,394	(13,944)	(1,430)
Fair value	$302,971	$267,626	$301,079	$265,985

As of September 30, 2022, outstanding Borrower Loans had original terms to maturity of 24, 36, 48 or 60 months, had monthly payments with fixed interest rates ranging from 5.31% to 33.00% and had various original maturity dates through

September 2027. As of December 31, 2021, outstanding Borrower Loans had original maturities of either 36 or 60 months, monthly payments with fixed interest rates ranging from 5.31% to 31.82%, and had various original maturity dates through December 2026.
As of September 30, 2022, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $2.0 million and a fair value of $0.2 million. As of December 31, 2021, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $0.9 million and a fair value of $0.1 million. PFL places loans on non-accrual status when they are over 120 days past due. As of September 30, 2022 and December 31, 2021, Borrower Loans in non-accrual status had a fair value of $0.2 million and $0.1 million, respectively.
5. Servicing Assets
PFL accounts for Servicing Assets at their estimated fair values with changes in fair values recorded in Servicing Fees, Net on the condensed consolidated statements of operations. The initial asset or liability is recognized when PFL sells Borrower Loans to unrelated third-party buyers through the Whole Loan Channel and the servicing rights are retained. The total recognized loss on the sale of such Borrower Loans was $0.3 million for the three months ended September 30, 2022 and gain of $2.4 million for the three months ended September 30, 2021. The total recognized gain on sale of such Borrower Loans was $5.6 million and $6.1 million for the nine months ended September 30, 2022 and 2021, respectively.
As of September 30, 2022, Borrower Loans that were sold, but for which PFL retained servicing rights, had a total outstanding principal balance of $3.4 billion, original terms of 24, 36, 48 or 60 months, monthly payments with fixed interest rates ranging from 5.31% to 33.00%, and various original maturity dates through September 2027. As of December 31, 2021, Borrower Loans that were sold, but for which PFL retained servicing rights, had a total outstanding principal balance of $2.5 billion, original terms of either 36 or 60 months, monthly payments with fixed interest rates ranging from 5.31% to 31.82%, and various original maturity dates through December 2026.
Contractually-specified servicing fees and ancillary fees totaled $9.1 million and $8.8 million for the three months ended September 30, 2022 and 2021, respectively, and $24.1 million and $27.1 million for the nine months ended September 30, 2022 and 2021, respectively, and are included on the condensed consolidated statements of operations in Servicing Fees, Net.
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
6. Income Taxes
PFL incurred no income tax provision for the nine months ended September 30, 2022 and 2021. PFL is a U.S. disregarded entity and its income and loss are included in the income tax reporting of its parent, PMI. Since PMI is in a taxable loss position, is not currently subject to income taxes, and has fully reserved against its deferred tax asset, the net effective tax rate for PFL is 0%.
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
As of September 30, 2022 and December 31, 2021, the discounted cash flow methodology used to estimate the Notes fair values used the same projected cash flows as the related Borrower Loans. As demonstrated in the table below, the fair value adjustments for Borrower Loans were largely offset by the fair value adjustments of the Notes due to the borrower payment dependent design of the Notes and because the principal balances of the Borrower Loans approximated the principal balances of the Notes.
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
Fair values of assets or liabilities are determined based on the fair value hierarchy, which requires an entity to maximize the use of quoted prices and observable inputs and to minimize the use of unobservable inputs when measuring fair value. Various valuation methodologies are utilized, depending on the nature of the financial instrument, including the use of market prices for identical or similar instruments, or discounted cash flow models. When possible, active and observable market data for identical or similar financial instruments are utilized. Alternatively, fair value is determined using assumptions that management believes a market participant would use in pricing the asset or liability. PFL did not transfer any assets or liabilities in or out of Level 3 for the nine months ended September 30, 2022 or 2021.
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

The following tables present the fair value hierarchy for assets and liabilities measured at fair value (in thousands):

September 30, 2022	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Borrower Loans, at Fair Value	$—	$—	$302,971	$302,971
Servicing Assets	—	—	14,074	14,074
Total Assets	$—	$—	$317,045	$317,045
Liabilities:
Notes, at Fair Value	$—	$—	$301,079	$301,079
Loan Trailing Fee Liability	—	—	3,062	3,062
Total Liabilities	$—	$—	$304,141	$304,141

December 31, 2021	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Borrower Loans, at Fair Value	$—	$—	$267,626	$267,626
Servicing Assets	—	—	9,796	9,796
Total Assets	$—	$—	$277,422	$277,422
Liabilities:
Notes, at Fair Value	$—	$—	$265,985	$265,985
Loan Trailing Fee Liability	—	—	2,161	2,161
Total Liabilities	$—	$—	$268,146	$268,146

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
Significant Unobservable Inputs
The following tables present quantitative information about the significant unobservable inputs used for PFL’s Level 3 fair value measurements at the dates presented:

Range
Borrower Loans and Notes	September 30, 2022	December 31, 2021
Discount rate	5.5% - 18.1%	4.3% - 13.9%
Default rate	2.0% - 14.0%	2.0% - 13.5%

Range
Servicing Assets	September 30, 2022	December 31, 2021
Discount rate	15.0% - 25.0%	15.0% - 25.0%
Default rate	1.5% - 14.3%	1.5% - 14.1%
Prepayment rate	9.8% - 27.4%	10.2% - 32.3%
Market servicing rate (1) (2)	0.648% - 0.842%	0.648% - 0.842%
(1) Servicing assets associated with loans enrolled in a relief program offered by the Company in response to the COVID-19 pandemic as of September 30, 2022 and December 31, 2021 were measured using a market servicing rate assumption of 84.2 basis points. This rate was estimated using a multiplier consistent with observable market rates for other loan types, applied to the base market servicing rate assumption of 64.8 basis points.

(2) Excludes collection fees that would be passed on to a hypothetical third-party servicer. As of September 30, 2022 and December 31, 2021, the market rate for collection fees and non-sufficient fund fees was assumed to be 6 basis points and 6 basis points, respectively, for a total market servicing rate range of 70.8 - 90.2 basis points and a total market servicing rate of 70.8 - 90.2 basis points, respectively.

Range
Loan Trailing Fee Liability	September 30, 2022	December 31, 2021
Discount rate	15.0% - 25.0%	15.0% - 25.0%
Default rate	1.5% - 14.3%	1.5% - 14.1%
Prepayment rate	9.8% - 27.4%	10.2% - 32.3%
Changes in Level 3 Fair Value Assets and Liabilities on a Recurring Basis
The following tables present additional information about Level 3 Borrower Loans, Loans Held for Sale and Notes measured at fair value on a recurring basis (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets		Liabilities
	Borrower Loans	Loans Held for Sale	Notes	Total
Balance at January 1, 2022	$267,626	$—	$(265,985)	$1,641
Originations	214,271	2,271,312	(214,107)	2,271,476
Principal repayments	(156,706)	—	158,105	1,399
Borrower Loans sold to third parties	(1,326)	(2,271,312)	—	(2,272,638)
Other changes	216	—	(320)	(104)
Change in fair value	(21,110)	—	21,228	118
Balance at September 30, 2022	$302,971	$—	$(301,079)	$1,892

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets		Liabilities
	Borrower Loans	Loans Held for Sale	Notes	Total
Balance at January 1, 2021	$209,670	$—	$(208,379)	$1,291
Originations	172,082	1,248,316	(172,231)	1,248,167
Principal repayments	(125,672)	—	126,528	856
Borrower Loans sold to third parties	(1,069)	(1,248,316)	—	(1,249,385)
Other changes	(223)	—	205	(18)
Change in fair value	(108)	—	635	527
Balance at September 30, 2021	$254,680	$—	$(253,242)	$1,438

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets		Liabilities
	Borrower Loans	Loans Held for Sale	Notes	Total
Balance at July 1, 2022	$301,893	$—	$(300,521)	1,372
Originations	70,486	978,664	(69,797)	979,353
Principal repayments	(59,750)	—	60,375	625
Borrower Loans sold to third parties	(502)	(978,664)	—	(979,166)
Other changes	64	—	(207)	(143)
Change in fair value	(9,220)	—	9,071	(149)
Balance at September 30, 2022	$302,971	$—	$(301,079)	$1,892

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets		Liabilities
	Borrower Loans	Loans Held for Sale	Notes	Total
Balance at July 1, 2021	$236,844	$—	$(236,041)	$803
Originations	64,473	455,642	(64,028)	456,087
Principal repayments	(45,338)	—	45,486	148
Borrower Loans sold to third parties	(300)	(455,642)	—	(455,942)
Other changes	(15)	—	(14)	(29)
Change in fair value	(984)	—	1355	371
Balance at September 30, 2021	$254,680	$—	$(253,242)	$1,438

The following tables present additional information about Level 3 Servicing Assets recorded at fair value (in thousands):

Servicing Assets
Balance as of January 1, 2022	$9,796
Additions	11,383
Less: Changes in fair value	(7,105)
Balance as of September 30, 2022	$14,074

Servicing Assets
Balance as of January 1, 2021	$11,088
Additions	6,676
Less: Changes in fair value	(7,796)
Balance as of September 30, 2021	$9,968

Servicing Assets
Balance as of July 1, 2022	$11,699
Additions	4,903
Less: Changes in fair value	(2,528)
Balance as of September 30, 2022	$14,074

Servicing Assets
Balance as of July 1, 2021	10,389
Additions	2,300
Less: Changes in fair value	(2,721)
Balance as of September 30, 2021	$9,968

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
The following tables present additional information about Level 3 Loan Trailing Fee Liability measured at fair value on a recurring basis (in thousands):

Loan Trailing Fee Liability
Balance as of January 1, 2022	$2,161
Issuances	2,286
Cash payment of Loan Trailing Fee	(1,485)
Change in fair value	100
Balance as of September 30, 2022	$3,062

Loan Trailing Fee Liability
Balance as of January 1, 2021	$2,233
Issuances	1,289
Cash payment of Loan Trailing Fee	(1,587)
Change in fair value	248
Balance as of September 30, 2021	$2,183

Loan Trailing Fee Liability
Balance as of July 1, 2022	2,574
Issuances	964
Cash payment of Loan Trailing Fee	(475)
Change in fair value	(1)
Balance as of September 30, 2022	$3,062

Loan Trailing Fee Liability
Balance as of July 1, 2021	2,145
Issuances	472
Cash payment of Loan Trailing Fee	(521)
Change in fair value	87
Balance as of September 30, 2021	$2,183

Significant Recurring Level 3 Fair Value Asset and Liability Input Sensitivity
Key economic assumptions are used to compute the fair value of Borrower Loans. The sensitivity of the fair value to immediate changes in assumptions at September 30, 2022 and December 31, 2021 for Borrower Loans are presented in the following table (in thousands, except percentages).

Borrower Loans:	September 30, 2022	December 31, 2021
Fair value, using the following assumptions:	$302,971	$267,626
Weighted-average discount rate	8.32%	5.76%
Weighted-average default rate	11.78%	10.70%

Fair value resulting from:
100 basis point increase in discount rate	$299,972	$265,104
200 basis point increase in discount rate	$297,048	$262,499
Fair value resulting from:
100 basis point decrease in discount rate	$306,048	$270,520
200 basis point decrease in discount rate	$309,206	$273,337

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$300,304	$265,435
Applying a 1.2 multiplier to default rate	$297,654	$263,107
Fair value resulting from:
Applying a 0.9 multiplier to default rate	$305,654	$270,133
Applying a 0.8 multiplier to default rate	$308,353	$272,505

Key economic assumptions are used to compute the fair value of Notes. The sensitivity of the fair value to immediate changes in assumptions at September 30, 2022 and December 31, 2021 for Notes funded through the Note Channel are presented in the following table (in thousands, except percentages).

Notes	September 30, 2022	December 31, 2021
Fair value, using the following assumptions:	$301,079	$265,985
Weighted-average discount rate	8.32%	5.76%
Weighted-average default rate	11.78%	10.70%

Fair value resulting from:
100 basis point increase in discount rate	$298,094	$263,326
200 basis point increase in discount rate	$295,184	$260,735
Fair value resulting from:
100 basis point decrease in discount rate	$304,141	$268,714
200 basis point decrease in discount rate	$307,284	$271,516

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$298,411	$263,644
Applying a 1.2 multiplier to default rate	$295,761	$261,318
Fair value resulting from:
Applying a 0.9 multiplier to default rate	$303,762	$268,340
Applying a 0.8 multiplier to default rate	$306,462	$270,711

Key economic assumptions are used to compute the fair value of Servicing Assets. The sensitivity of the current fair value to immediate changes in assumptions at September 30, 2022 and December 31, 2021 for Servicing Assets are presented in the following table (in thousands, except percentages).

Servicing Assets	September 30, 2022	December 31, 2021
Fair value, using the following assumptions:	$14,074	$9,796
Weighted-average market servicing rate	0.649%	0.650%
Weighted-average prepayment rate	20.85%	20.82%
Weighted-average default rate	13.91%	12.24%

Fair value resulting from:
Market servicing rate increase of 0.025%	$13,168	$9,171
Market servicing rate decrease of 0.025%	$14,980	$10,421

Fair value resulting from:
Applying a 1.1 multiplier to prepayment rate	$13,734	$9,580
Applying a 0.9 multiplier to prepayment rate	$14,421	$10,015

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$13,874	$9,667
Applying a 0.9 multiplier to default rate	$14,275	$9,926

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
Pursuant to the Marketing Agreement Amendment, the marketing fee that Prosper receives in connection with the origination of each loan is partially reduced by an amount (the “Designated Amount”) calculated as a percentage of the principal amount of such loan based on the aggregate principal amount of loans originated for the applicable month. To the extent the aggregate Designated Amount for all loans originated during any month is less than $100,000 through February 1, 2025, Prosper is required to pay WebBank an amount equal to such deficiency. Accordingly, the minimum fee for the remaining three months of 2022 is $0.3 million. The minimum fee is then $1.2 million for 2023 and 2024, and $0.1 million in 2025.

Additionally, under the agreement with WebBank, Prosper is required to maintain minimum net liquidity of $15 million at all times during the term of the agreement. Net liquidity is defined as the sum of Cash, Cash Equivalents and Available for Sale Investments. Violation of this covenant can result in termination of the contract with WebBank. As of September 30, 2022, the Company was in compliance with the covenant.
Loan Purchase Commitments
Under the terms of PFL’s agreement with WebBank, PFL is committed to purchase $24.1 million of Borrower Loans that WebBank originated during the last two business days of the quarter ended September 30, 2022. PFL will purchase these Borrower Loans within the first three business days of the quarter ending December 31, 2022.
Repurchase Obligation
Under the terms of the loan purchase agreements between PFL and investors that participate in the Whole Loan Channel, PFL may, in certain circumstances, become obligated to repurchase a Borrower Loan from an investor. Generally, these circumstances include the occurrence of verifiable identity theft, the failure to properly follow loan listing or bidding protocols, or a violation of the applicable federal, state, or local lending laws. The fair value of the indemnification and repurchase obligation is estimated based on historical experience. PFL recognizes a liability for the repurchase and indemnification obligation when the Borrower Loans are issued. Indemnified or repurchased Borrower Loans associated with violations of federal, state, or local lending laws or verifiable identity theft are written off at the time of repurchase or at the time an indemnification payment is made. The maximum potential amount of future payments associated under this obligation is the outstanding balances of the Borrower Loans issued through the Whole Loan Channel, which as of September 30, 2022 is $3.4 billion. PFL has accrued $0.3 million and $0.3 million as of September 30, 2022 and December 31, 2021, respectively, in regard to this obligation.
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

PFL’s executive officers and directors who are not executive officers participate in its marketplace by placing bids and purchasing Notes. The aggregate amount of the Notes purchased and the income earned by parties deemed to be related parties of PFL for the three and nine months ended September 30, 2022 and 2021 are summarized below (in thousands):

	Aggregate Amount of Notes Purchased		Interest Earned on Notes
	Three Months Ended September 30,		Three Months Ended September 30,
Related Party	2022	2021	2022	2021
Executive officers and management	$8	$9	$2	$2
Directors (excluding executive officers and management)	—	—	—	—
Total	$8	$9	$2	$2

	Aggregate Amount of Notes Purchased the Nine Months Ended September 30,		Interest Earned on Notes the Nine Months Ended September 30,
Related Party	2022	2021	2022	2021
Executive officers and management	$26	$26	$5	$5
Directors (excluding executive officers and management)	—	—	—	—
Total	$26	$26	$5	$5
The balance of Notes held by officers and directors who are not executive officers are as follows (in thousands):

	Notes Balance as of
Related Party	September 30, 2022	December 31, 2021
Executive officers and management	$45	$41
Directors (excluding executive officers and management)	—	—
Total	$45	$41

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
PROSPER MARKETPLACE, INC.
Overview
Our vision is to transform lives by providing affordable financial solutions through the simplest and most trusted platform. We currently offer access to three lending products, each of which supports our vision: (i) unsecured personal loans through a personal loan marketplace which connects eligible consumer borrowers with individual and institutional investors, (ii) a Credit Card product available to eligible borrowers, and (iii) home equity products available to eligible homeowners.
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
During the year ended December 31, 2021, our marketplace facilitated $1.9 billion in Borrower Loan originations, of which $1.7 billion were funded through our Whole Loan Channel, representing 88% of the total Borrower Loans originated through our marketplace during this period. From inception through September 30, 2022, our marketplace has facilitated $22.6 billion in Borrower Loan originations, of which $20.3 billion were funded through our Whole Loan Channel, representing 90% of the total Borrower Loans originated through our marketplace during this period. For the three months ended September 30, 2022, our marketplace facilitated $1,043.2 million in Borrower Loan originations, an increase of 103% from the same period in 2021. The percentage of loans funded through the Whole Loan Channel for the three months ended September 30, 2022 was 94%.
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
Recent Developments
Loan Term Expansion
In September 2022, we started offering Borrower Loans with 24- and 48-month terms through our marketplace, as an expansion to our existing offering of 36- and 60-month loan terms. Borrower Loans with these expanded terms were available solely for investment through our Whole Loan Channel as of September 30, 2022, but were made available through our Retail Channel starting in October 2022.
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

Key Operating and Financial Metrics (in thousands)
The following table displays our key operating and financial metrics for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Loan Originations	$1,043,213	514,220	$2,495,600	1,422,891
Transaction Fees, Net	50,778	23,626	120,249	65,397
Whole Loans Outstanding (1)	3,391,926	2,549,123	3,391,926	2,549,123
Servicing Fees, Net	4,153	3,840	11,514	10,807
Total Net Revenue	60,410	36,786	154,264	104,636
Net Income (Loss)	8,621	(88,061)	87,918	(138,755)
Adjusted EBITDA (2)	521	3,032	(140)	7,722
(1) Balance as of September 30.
(2) Adjusted EBITDA is a non-GAAP financial measure. For more information regarding this measure and a reconciliation to Net Income (Loss), the most comparable US GAAP measure, see “Non-GAAP Financial Measure - Adjusted EBITDA.”
Loan Originations
From inception through September 30, 2022, a total of 1,830,855 Borrower Loans totaling $22.6 billion were originated through Prosper’s marketplace.
For the three months ended September 30, 2022, 96,347 Borrower Loans totaling $1,043.2 million were originated through Prosper’s marketplace, compared to 49,124 Borrower Loans totaling $514.2 million during the three months ended September 30, 2021. This represents an increase of 96% in terms of the number of loans and an increase of 103% in the dollar amount of loans. The originations increase for the quarter ended September 30, 2022 versus the quarter ended September 30, 2021 was due primarily to an improved competitive and pricing environment, as well as more normalized underwriting requirements, which is also reflective of the general economic recovery since the start of the COVID-19 pandemic.
Loan origination volume by Prosper Rating was as follows for the periods presented (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
	Amount	%	Amount	%	Amount	%	Amount	%
AA	$164.1	16%	$60.1	12%	$331.1	13%	$200.0	14%
A	151.7	15%	96.8	19%	377.7	15%	296.4	21%
B	197.1	18%	83.7	16%	413.2	17%	215.5	15%
C	109.9	11%	73.8	14%	316.0	13%	164.3	12%
D	92.4	9%	34.0	7%	223.8	9%	61.8	4%
E	123.3	12%	11.6	2%	243.4	10%	17.8	1%
HR	11.0	1%	0.2	—%	21.4	1%	0.8	—%
Other (1)	193.7	18%	154.0	30%	569.0	22%	466.3	33%
Total	$1,043.2		$514.2		$2,495.6		$1,422.9
(1) Represents loans originated through the Prosper platform via the Whole Loan Channel but not assigned Prosper Ratings. These loans are sold only to institutional investors and based on specific underwriting criteria and custom risk models developed by these investors.

For the three and nine months ended September 30, 2022, the mix of originations on the Prosper platform was generally reflective of more normalized underwriting standards as compared to the corresponding periods in 2021, as the economy continued to recover from the COVID-19 pandemic. A significant number of loans are not assigned Prosper ratings as the Company continues to sell higher risk loans through the Whole Loan Channel to institutional investors that rely on their own custom risk models to underwrite the loans.
Whole Loans Outstanding
We sell Borrower Loans through our Whole Loan Channel, and the outstanding balance of these loans serves as a primary driver of our Servicing Assets. Whole loans outstanding increased $842.8 million or 33% from September 30, 2021 to September 30, 2022. This increase is primarily due to the increase in originations in the past year, driven by the factors described in the Loan Originations section, above. We have also continued to purchase and hold loans in consolidated warehouse trusts, increasing the overall balance of outstanding whole loans.
Net Income (Loss)
See the section titled “Results of Operations” below, for the discussion on significant changes in Net Income (Loss) year-over-year.

Results of Operations
Overview
The following tables summarize Prosper’s net income (loss) for the three and nine months ended September 30, 2022 and 2021 (in thousands, except percentages):

	Three Months Ended September 30,
	2022	2021	Change	% Change
Total Net Revenues	$60,410	$36,786	$23,624	64%
Total Expenses	51,769	124,826	(73,057)	(59)%
Net Income (Loss) Before Taxes	8,641	(88,040)	96,681	(110)%
Income Tax Expense	(20)	(21)	1	(5)%
Net Income (Loss)	$8,621	$(88,061)	$96,682	(110)%

	Nine Months Ended September 30,
	2022	2021	Change	% Change
Total Net Revenues	154,264	$104,636	$49,628	47%
Total Expenses	66,286	$243,328	(177,042)	(73)%
Net Income (Loss) Before Taxes	87,978	(138,692)	226,670	n/m
Income Tax Expense	(60)	$(63)	3	(5)%
Net Income (Loss)	$87,918	$(138,755)	$226,673	n/m
n/m: not meaningful
Total Net Revenues for the three months ended September 30, 2022 increased $23.6 million as compared to the same period in 2021. The increase was primarily attributable to a $27.2 million increase in Transaction Fees, Net, and a $0.3 million increase in Servicing Fees, Net, both of which are due to the increase in originations during this time, as discussed above. There was also a $0.5 million increase in Other Revenues, driven primarily by additional credit referral and incentive fees due to increased personal loan application volume. These increases were partially offset by a $3.1 million decrease in (Loss) Gain on Sale of Borrower Loans, due to additional rebates provided to whole loan investors driven by market volatility and rebates offered by competitors. There was also a $1.6 million decrease in Total Interest Income (Expense), Net, due primarily to the deconsolidation of securitized Borrower Loans in the third quarter of 2021. Finally, there was also a $0.4 million increase in Total Net Revenues from Change in Fair Value of Financial Instruments, Net, due primarily to gains on our Credit Card derivative asset and LIBOR rate swaption, as well as the deconsolidation of Certificates Issued by Securitization Trust in the third quarter of 2021 (as negative fair value adjustments were recognized on these certificates in the prior year). These gains were partially offset by volatility in the capital markets and higher interest rates, which led to negative fair value adjustments on the loans held in consolidated warehouse trusts.
Total Expenses for the three months ended September 30, 2022 decreased $73.1 million as compared to the same period in 2021, primarily due to the Change in Fair Value of Convertible Preferred Stock Warrants, which is in turn driven by changes in the fair value of the underlying Convertible Preferred Stock. Specifically, the gain for the three months ended September 30, 2022 totaled $11.4 million, which compared to a loss of $86.7 million for the corresponding period in 2021, a change of $98.1 million. This decrease was partially offset by a combined $26.8 million increase in Origination and Servicing, Sales and Marketing and General and Administrative expenses, as costs increased to support the higher originations for the three months ended September 30, 2022. In the third quarter of 2021, we recognized a $1.5 million one-time loss related to the deconsolidation of our securitization VIEs. Accordingly, the net income for the three months ended September 30, 2022 increased $96.7 million when compared to the net loss for the three months ended September 30, 2021.
Total Net Revenues for the nine months ended September 30, 2022 increased $49.6 million as compared to the same period in 2021. The increase was primarily attributable to a $54.9 million increase in Transaction Fees, Net, and a $0.7 million increase in Servicing Fees, Net, both of which are due to the increase in originations during this time, as discussed above. There was also a $2.5 million increase in Other Revenues, driven by additional credit referral and incentive fees due to increased personal loan application volume. These increases were partially offset by a $1.0 million decrease in (Loss) Gain on Sale of Borrower Loans, due primarily to additional rebates provided to whole loan investors driven by market volatility and rebates offered by competitors. There was also a $5.9 million decrease in Total Interest Income (Expense), Net, due primarily to the deconsolidation of securitized Borrower Loans in the third quarter of 2021, partially offset by additional interest income generated from loans held in consolidated warehouse trusts. Finally, there was also a $1.5 million decrease in Total Net Revenues from Change in Fair Value of Financial Instruments, Net, due primarily to volatility in the capital markets and higher interest rates, which led to negative fair value adjustments on the loans held in consolidated warehouse trusts. These negative fair value adjustments were partially offset by gains on our Credit Card derivative since the product launched at the end of 2021.
Total Expenses for the nine months ended September 30, 2022 decreased $177.0 million as compared to the same period in 2021, primarily due to the Change in Fair Value of Convertible Preferred Stock Warrants, which is in turn driven by changes in the fair value of the underlying Convertible Preferred Stock. Specifically, the gain for the nine months ended September 30, 2022 totaled $88.9 million, which compared to a loss of $136.8 million for the corresponding period in 2021, a change of $225.7 million. We also recorded an $8.6 million Gain on Forgiveness of PPP Loan for the nine months ended September 30, 2022, as the U.S. Small Business Administration (“SBA”) formally forgave our PPP loan in March 2022, which is discussed in Note 10 of the accompanying condensed consolidated financial statements. Additionally, in the third quarter of 2021, we recognized a $1.5 million one-time loss related to the deconsolidation of our securitization VIEs. These decreases were partially offset by a combined $59.2 million increase in Origination and Servicing, Sales and Marketing and General and Administrative expenses, as costs increased to support the higher originations for the nine months ended September 30, 2022. Accordingly, the net income for the nine months ended September 30, 2022 increased $226.7 million when compared to the net loss for the nine months ended September 30, 2021.
Revenues
The following tables summarize our revenues for the three and nine months ended September 30, 2022 and 2021 (in thousands, except percentages):

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
Operating Revenues:
Transaction Fees, Net	$50,778	$23,626	$27,152	115%
Servicing Fees, Net	4,153	3,840	313	8%
(Loss)/Gain on Sale of Borrower Loans	(1,145)	1,928	(3,073)	(159)%
Other Revenues	1,542	1,059	483	46%
Total Operating Revenues	55,328	30,453	24,875	82%

Interest Income (Expenses):
Interest Income on Borrower Loans and Loans Held for Sale	22,351	21,495	856	4%
Interest Expense on Financial Instruments	(15,609)	(13,091)	(2,518)	19%
Total Interest Income (Expense), Net	6,742	8,404	(1,662)	(20)%
Change in Fair Value of Financial Instruments, Net	(1,660)	(2,071)	411	(20)%
Total Net Revenues	$60,410	$36,786	$23,624	64%

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
Operating Revenues:
Transaction Fees, Net	$120,249	$65,397	$54,852	84%
Servicing Fees, Net	11,514	$10,807	707	7%
Gain on Sale of Borrower Loans	3,886	$4,917	(1,031)	(21)%
Other Revenues	5,067	$2,524	2,543	101%
Total Operating Revenues	140,716	83,645	57,071	68%

Interest Income (Expenses):
Interest Income on Borrower Loans and Loans Held for Sale	61,013	$64,441	(3,428)	(5)%
Interest Expense on Financial Instruments	(41,479)	$(38,969)	(2,510)	6%
Total Interest Income (Expense), Net	19,534	25,472	(5,938)	(23)%
Change in Fair Value of Financial Instruments, Net	(5,986)	$(4,481)	(1,505)	34%
Total Net Revenues	$154,264	$104,636	$49,628	47%
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
Transaction fees increased $27.2 million, or 115%, for the three months ended September 30, 2022, as compared to the corresponding period in 2021. This increase is generally consistent with the higher origination volume discussed above. We also recognized approximately $2.2 million in program fees under our Credit Card product for the three months ended September 30, 2022.
Transaction fees increased $54.9 million, or 84%, for the nine months ended September 30, 2022, as compared to the corresponding period in 2021. This increase is generally consistent with the higher origination volume discussed above. We also recognized approximately $3.7 million in program fees under our Credit Card product for the nine months ended September 30, 2022.

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
The increase of $0.3 million, or 8%, in Servicing Fees for the three months ended September 30, 2022, as compared to the corresponding period in 2021, is primarily due to a $1.2 million increase in whole loan servicing revenues during this period, due to the increase in the balance of whole loans outstanding, as discussed above. This was partially offset by a $1.1 million increase in the Credit Card servicing obligation for the three months ended September 30, 2022, due to the growth in the portfolio.
The increase of $0.7 million, or 7%, in Servicing Fees for the nine months ended September 30, 2022, as compared to the corresponding period in 2021, is primarily due to an increase of $1.3 million in whole loan servicing revenues during this period, due to the increase in the balance of whole loans outstanding. There was also a $0.3 million increase in debt sale fees, generally due to the increase in charge-offs as compared to the prior year. We also reduced our reliance on external collection agencies during this time, which resulted in a $1.3 million increase. We utilized these agencies more in the prior year to address enhanced collection efforts required during the COVID-19 pandemic. These increases were partially offset by a $2.4 million increase in the Credit Card servicing obligation for the nine months ended September 30, 2022, due to the growth in the portfolio.
(Loss) Gain on Sale of Borrower Loans
(Loss) Gain on Sale of Borrower Loans consists of net gains on Borrower Loans sold through the Whole Loan Channel, net of any rebates provided at the time of sale. In the third quarter 2022, due to market volatility and rebates offered by competitors, we provided additional rebates to our whole loan investors. For the three and nine months ended September 30, 2022, these rebates increased $5.4 million (for both periods). Excluding the impact of these rebates, the remaining increases in Gain on Sale of Borrower Loans for the three and nine months ended September 30, 2022, as compared to the corresponding periods in 2021, were primarily due to increases in the volume of whole loans sold due to higher originations, as discussed above.
Other Revenues
Other Revenues consists primarily of credit referral and incentive fees. Credit referral fees are earned from partner companies for the referral of customers on our platform, while incentive fees are earned from partner companies through our incentive programs. The $0.5 million increase in Other Revenues for the three months ended September 30, 2022, as compared to the corresponding period in 2021, was due primarily to $0.9 million in additional credit referral fees earned as a result of increased personal loan application volume directed to our credit referral partners. This increase was partially offset by a $0.4 million decrease in incentive fees for the period.
The $2.5 million increase in Other Revenues for the nine months ended September 30, 2022, as compared to the corresponding period in 2021, was due primarily to $2.6 million in additional credit referral fees earned as a result of increased personal loan application volume directed to our credit referral partners. This increase was partially offset by a $0.1 million decrease in incentive fees for the period.
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
The decrease of $1.7 million, or 20%, in Total Interest Income (Expense), Net for the three months ended September 30, 2022, as compared to the corresponding period in 2021, was primarily due to the deconsolidation of securitized Borrower

Loans, as well as the associated Notes and Certificates Issued by Securitization Trust, from our balance sheet on September 27, 2021. Net interest income from securitizations decreased approximately $2.1 million for the three months ended September 30, 2022. This was partially offset by a $0.3 million increase in net interest income due to a decrease in the amortization of warehouse line and securitization setup costs.
The decrease of $5.9 million, or 23%, in Total Interest Income (Expense), Net for the nine months ended September 30, 2022, as compared to the corresponding period in 2021, was also primarily due to the deconsolidation of securitized Borrower Loans, as well as the associated Notes and Certificates Issued by Securitization Trust, from our balance sheet on September 27, 2021. Net interest income from securitizations decreased approximately $8.3 million for the nine months ended September 30, 2022. This was partially offset by a $1.0 million increase in net interest income from Loans Held for Sale, as we increased the usage of our Warehouse Lines and the outstanding principal balance on those loans increased. Additionally, there was a $0.8 million increase in net interest income due to a decrease in the amortization of warehouse line and securitization setup costs, and a $0.5 million increase related to net interest income on Borrower Loans funded through the Note Channel.
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
We earn interest income on loans held in warehouse trusts during the period we own or consolidate the loans, which partially offsets changes in the fair value of those loans. The following table illustrates the composition of the loans held in warehouse trusts by Prosper Rating, which is an indicator of the credit quality:

	Nine Months Ended September 30,
	2022	2021
Loans Held for Sale(1):
AA	23%	22%
A	28%	33%
B	24%	29%
C	17%	13%
D	6%	2%
E	2%	1%
HR	—%	—%
Total	100%	100%
(1) The percentages are calculated using the weighted average of month-end principal balances of Loans Held for Sale by Prosper Rating.

Fair values of Borrower Loans, Loans Held for Sale, Notes and the Credit Card derivative are estimated using discounted cash flow methodologies based upon a set of valuation assumptions. The key assumptions used include default and prepayment rates derived primarily from historical performance, and discount rates based on estimates of the rates of return that investors would require when investing in other financial instruments with similar characteristics. For the three months ended September 30, 2022 and 2021, the Change in Fair Value of Financial Instruments, Net was a loss of $1.7 million and a loss of $2.1 million, respectively. For the nine months ended September 30, 2022 and 2021, the Change in Fair Value of Financial Instruments, Net was a loss of $6.0 million and a loss of $4.5 million, respectively.
The losses for the three and nine months ended September 30, 2022, are largely driven by Loans Held for Sale. Capital markets volatility, benchmark interest rates and purchases of loans through our consolidated warehouse trusts all increased during the current period. Consistent with originations, warehouse purchases in the current period included a higher mix of loans rated C, D and E (based on Prosper Rating and as reflected in the table above) which have higher borrower rates and expected losses compared to loans rated AA, A or B, resulting in higher charge-offs and an overall greater impact on the change in fair value. Specifically, for Loans Held for Sale, the loss from changes in fair value for the three months ended September 30, 2022, was $7.4 million, due to a $4.4 million loss on fair value and $3.0 million in net charge-offs. This compares to the corresponding period in 2021, when the loss from changes in fair value was $0.3 million, due to fair value gains of $1.3 million, offset by $1.6 million in net charge-offs. For the nine months ended September 30, 2022, the loss from changes in fair value was $16.9 million, due to a $9.1 million loss on fair value and $7.8 million in net charge-offs. This compares to the corresponding period in 2021, when the loss from changes in fair value was $0.6 million, due to fair value gains of $4.8 million, offset by $5.3 million in net charge-offs.
For Borrower Loans, the loss from changes in fair value was $9.2 million for the three months ended September 30, 2022, which compared to a loss of $0.3 million for the corresponding period in the prior year. The loss for the three months ended September 30, 2022 was attributable primarily to a $5.6 million loss on fair value and $3.5 million in net charge-offs, while the loss for the same period in 2021 was attributable to a gain from fair value adjustments of $3.2 million, offset by net charge-offs of $3.5 million. For the nine months ended September 30, 2022, the loss from changes in fair value was $21.1 million, which compared to a gain of $1.6 million for the corresponding period in the prior year. The loss for the nine months ended September 30, 2022 was attributable primarily to a $11.5 million loss on fair value and $9.3 million in net charge-offs, while the gain for the same period in the prior year was attributable to a $15.1 million fair value gain, partially offset by $13.2 million in net charge-offs. In general, the losses for the three and nine months ended September 30, 2022 are reflective of increased capital markets volatility and benchmark interest rates during the period, while the gains recognized in the prior year were primarily due to the continued fair value recovery of Borrower Loans following the large negative adjustments recognized in 2020 as a result of the COVID-19 pandemic. In addition, the changes in fair value for the three and nine months ended September 30, 2021 were reflective of $0.6 million and $1.7 million, respectively, in gains related to securitized Borrower Loans, which were deconsolidated from our balance sheet on September 27, 2021, as discussed above.
There were losses of $2.8 million and $6.1 million recognized for the three and nine months ended September 30, 2021, respectively, related to the Certificates Issued by Securitization Trust, which are no longer on our balance sheet. The gains on changes in fair value from Notes of $9.1 million and $21.2 million for the three and nine months ended September 30, 2022 was generally consistent with the negative fair value adjustments, partially offset by reduced charge-offs, related to the Borrower Loans, as discussed above.
The Credit Card derivative is primarily reflective of discounted future cash flows from certain features of our Credit Card program that were determined to meet the definition of freestanding derivatives, including interest income, program fees paid to our banking partner Coastal, credit losses and fraud losses. Fair value changes related to future cash flows underlying the Credit Card derivative were gains of $3.0 million and $6.8 million for the three and nine months ended September 30, 2022, respectively, while the net impact of settled transactions totaled $1.8 million and $2.4 million for the three and nine months ended September 30, 2022, respectively. These increases were primarily due to the growth in the underlying portfolio since the Credit Card launched at the end of 2021.
We also hold a swaption to limit our exposure to fluctuations in LIBOR due to our PWIT Warehouse Line, which bears interest at LIBOR plus 2.75%. For the three and nine months ended September 30, 2022, the fair value of that swaption increased $1.2 million and $1.6 million, respectively, due to the increase in market interest rates. For the three and nine months ended September 30, 2021, the change in the fair value was immaterial.

The following table details the changes in our fair value of our financial instruments for the three and nine months ended September 30, 2022 and 2021, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Assets:
Borrower Loans	$(9,220)	$(337)	$(21,110)	$1,628
Loans Held for Sale	(7,462)	(296)	(16,895)	(581)
Credit Card derivative (included in Prepaid and Other Assets)	4,754	—	9,194	—
LIBOR rate swaption (included in Prepaid and Other Assets)	1,197	(26)	1,597	(53)

Liabilities:
Notes	9,071	1,355	21,228	635
Certificates Issued by Securitization Trust	—	(2,767)	—	(6,110)
Total	$(1,660)	$(2,071)	$(5,986)	$(4,481)
Expenses
The following tables summarize our expenses for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,
	2022	2021	Change	% Change
Expenses
Origination and Servicing	$16,238	$8,983	$7,255	81%
Sales and Marketing	26,158	8,860	17,298	195%
General and Administrative - Research and Development	4,723	4,156	567	14%
General and Administrative - Other	16,332	14,685	1,647	11%
Change in Fair Value of Convertible Preferred Stock Warrants	(11,374)	86,728	(98,102)	n/m
Loss on Deconsolidation of VIEs	—	1,494	(1,494)	n/m
Other Income, Net	(308)	(81)	(227)	280%
Total Expenses	$51,769	$124,825	$(73,056)	(59)%

	Nine Months Ended September 30,
	2022	2021	Change	% Change
Expenses
Origination and Servicing	$41,277	$26,038	$15,239	59%
Sales and Marketing	62,243	24,486	37,757	154%
General and Administrative - Research and Development	15,384	12,934	2,450	19%
General and Administrative - Other	45,651	41,880	3,771	9%
Change in Fair Value of Convertible Preferred Stock Warrants	(88,860)	136,845	(225,705)	n/m
Loss on Deconsolidation of VIEs	—	1,494	(1,494)	(100)%
Gain on Forgiveness of PPP Loan	(8,604)	$—	(8,604)	100%
Other Income, Net	(805)	(350)	(455)	130%
Total Expenses	$66,286	$243,327	$(177,041)	(73)%
n/m: not meaningful
The following table reflects full-time employees as of September 30, 2022 and 2021 by functional area:

	September 30, 2022	September 30, 2021
Origination and Servicing	168	124
Sales and Marketing	30	17
General and Administrative - Research and Development	99	95
General and Administrative - Other	170	143
Total Headcount	467	379
Origination and Servicing
Origination and Servicing costs consist primarily of salaries, benefits and stock-based compensation expense related to our capital markets, collections, customer support and payment processing employees and vendor costs associated with facilitating and servicing loans and our Credit Card product. The increase for the three months ended September 30, 2022 of $7.3 million, or 81%, as compared to the corresponding period in 2021 was primarily due to a $6.0 million combined increase in loan servicing and origination costs, consistent with the increase in originations discussed above. Included in that increase is $0.8 million in third-party servicing costs associated with our Credit Card product. Additionally, compensation expense increased $0.9 million, driven primarily by increased headcount, and internal-use software amortization increased $0.3 million due to the deployment of various marketplace features over the past two years.
The increase for the nine months ended September 30, 2022 of $15.2 million, or 59%, as compared to the corresponding period in 2021 was primarily due to a $12.5 million combined increase in loan servicing and origination costs, consistent with the increase in originations discussed above. Included in that increase is $2.2 million in third-party servicing costs associated with our Credit Card product. Additionally, compensation expense increased $1.8 million, driven primarily by increased headcount, and internal-use software amortization increased $0.9 million due to the deployment of various marketplace features over the past two years.
Of the total Origination and Servicing costs for the three and nine months ended September 30, 2022, approximately $2.1 million and $5.2 million, respectively, related specifically to our Credit Card product. For the corresponding periods in the prior year, Origination and Servicing costs related to our Credit Card product were not material and $0.1 million, respectively.
Sales and Marketing
Sales and Marketing costs consist primarily of affiliate marketing, search engine marketing, online and offline campaigns, email marketing, public relations and direct mail marketing, as well as compensation expenses such as wages, benefits and stock-based compensation for the employees who support these activities. For the three months ended September 30, 2022, the increase of $17.3 million, or 195%, from the corresponding period in the prior year was due primarily to an overall increase in marketing and advertising, including marketing partnership costs of $12.9 million, direct mail costs of $2.5 million and digital advertising spend of $0.7 million. Additionally, compensation expense increased $0.8 million, due primarily to increased headcount, and marketing consulting expenses increased $0.2 million.
For the nine months ended September 30, 2022, the increase of $37.8 million, or 154%, from the corresponding period in the prior year was due primarily to an overall increase in marketing and advertising, including marketing partnership costs of $26.8 million, direct mail costs of $6.1 million, digital advertising spend of $2.5 million and direct to site advertising of $0.1 million. Additionally, compensation expense increased $1.8 million, due primarily to increased headcount, and marketing consulting expenses increased $0.3 million.
Of the total Sales and Marketing costs for the three and nine months ended September 30, 2022, approximately $3.6 million and $10.1 million, respectively, related specifically to our Credit Card product. For the corresponding periods in the prior year, Sales and Marketing costs related to our Credit Card product were $0.1 million (for both periods).
General and Administrative - Research and Development
General and Administrative – Research and Development costs consist primarily of salaries, benefits and stock-based compensation expense related to our engineering and product development employees, as well as related vendor costs. The increase in General and Administrative – Research and Development for the three months ended September 30, 2022 of $0.6 million, or 14%, was due primarily to a $0.6 million increase in compensation expense and a $0.1 million increase in outsourced services, primarily related to headcount additions for the development of various platform features and our Credit Card product. These increases were partially offset by additional capitalized internal-use software and web development costs. Specifically, these capitalized costs were $2.8 million and $2.6 million for the three months ended September 30, 2022 and 2021, respectively.

The increase in General and Administrative – Research and Development for the nine months ended September 30, 2022 of $2.5 million, or 19%, was due primarily to a $2.4 million increase in compensation expense and a $1.1 million increase in outsourced services, primarily related to headcount additions for the development of various platform features and our Credit Card product. These increases were partially offset by additional capitalized internal-use software and web development costs. Specifically, these capitalized costs were $8.1 million and $7.1 million for the nine months ended September 30, 2022 and 2021, respectively.
Of the total General and Administrative - Research and Development costs for the three and nine months ended September 30, 2022, approximately $0.4 million and $1.1 million, respectively, related specifically to our Credit Card product. These amounts are presented net of $0.4 million and $1.3 million, respectively, of capitalized internal-use software and web development costs. For the corresponding periods in the prior year, General and Administrative - Research and Development costs related to our Credit Card product were $1.2 million and $1.1 million, respectively. These amounts are presented net of $1.2 million and $2.0 million, respectively, of capitalized internal-use software and web development costs.
General and Administrative - Other
General and Administrative – Other expenses consist primarily of salaries, benefits and stock-based compensation expense related to our accounting and finance, risk, legal, compliance, human resources and facilities employees, professional fees related to legal and accounting and facilities expenses. The increase in General and Administrative - Other for the three months ended September 30, 2022 of $1.6 million, or 11%, was due primarily to a $1.0 million increase in compensation expense, driven primarily by increased headcount. There was also a $0.5 million increase in facilities and maintenance costs, due primarily to additional usage of software licenses and subscriptions and contractual rent increases.
The increase in General and Administrative - Other for the nine months ended September 30, 2022 of $3.8 million, or 9%, was due primarily to a $2.7 million increase in compensation expense, driven primarily by increased headcount. We also utilized additional outside contractors, resulting in a $0.2 million increase in outsourced services. There was also a $1.1 million increase in facilities and maintenance costs, due in part to our employees beginning to return to the office in the first quarter of 2022, as well as increased usage of software licenses and subscriptions. Various other expenses generally related to the growth in the business and return to the office, such as travel, recruiting, office costs, insurance and state franchise taxes, increased a combined $0.8 million from the prior year. These increases were partially offset by a $1.3 million decrease in professional services, as there were additional initiatives in the prior year that did not recur in 2022, including those related to the launch of our Credit Card product.
Of the total General and Administrative - Other costs for the three and nine months ended September 30, 2022, approximately $0.8 million and $2.2 million, respectively, related specifically to our Credit Card product. For the corresponding periods in the prior year, General and Administrative - Other costs related to our Credit Card product were $0.4 million and $1.0 million, respectively.
Change in Fair Value of Convertible Preferred Stock Warrants
Change in Fair Value of Convertible Preferred Stock Warrants was a gain of $11.4 million and a gain of $88.9 million for the three and nine months ended September 30, 2022, respectively, due to a decrease in the fair value of the underlying Convertible Preferred Stock for those periods. Change in Fair Value of Convertible Preferred Stock Warrants was a loss of $86.7 million and loss of $136.8 million for the three and nine months ended September 30, 2021, due to an increase in the fair value of the underlying Convertible Preferred Stock for those periods.
Gain on Forgiveness of PPP Loan
As discussed in Note 10 of the accompanying condensed consolidated financial statements, on March 21, 2022, we were notified by the SBA that all principal and interest under our PPP loan, totaling $8.6 million, was forgiven through a full forgiveness payment made on March 15, 2022 by the SBA to the lender of our PPP loan. As a result, we recognized the entire forgiven principal and interest as Gain on Forgiveness of PPP Loan for the nine months ended September 30, 2022.
Loss on Deconsolidation of VIEs
We sold our holdings of residual certificates issued by three consolidated securitization trust VIEs to an unrelated third party on September 27, 2021. As a result of that sale, we determined that we were no longer the primary beneficiary of those VIEs and they were deconsolidated on that date. We recognized a loss on deconsolidation totaling $1.5 million for the nine months ended September 30, 2021, which consists of the $4.1 million in cash consideration received for the sale of the residual certificates, less net assets deconsolidated of $5.6 million.

Other Income, Net
Other Income, Net was $0.3 million and $0.8 million for the three and nine months ended September 30, 2022, respectively, and primarily consists of sublease income, interest income on cash and cash equivalents and other miscellaneous items. The $0.2 million increase for the three months ended September 30, 2022 primarily relates to a $0.1 million increase in each of sublease income and interest income. The $0.5 million increase for the nine months ended September 30, 2022 relates to a $0.3 million increase in sublease income, and a $0.2 million increase in interest income.
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

The following table presents a reconciliation of Net Income (Loss) to Adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net Income (Loss)	$8,621	$(88,061)	$87,918	$(138,755)
Depreciation expense:
Servicing and Origination	2,175	1,880	6,155	5,236
General and Administration - Other	674	659	1,961	1,859
Amortization of Intangibles	34	43	102	129
Stock-Based Compensation	496	270	1,295	857
Gain on Forgiveness of PPP Loan	—	—	(8,604)	—
Loss on Deconsolidation of VIEs	—	1,494	—	1,494
Change in the Fair Value of Warrants	(11,374)	86,728	(88,860)	136,845
Interest Income on Cash and Cash Equivalents	(125)	(2)	(167)	(6)
Income Tax Expense	20	21	60	63
Adjusted EBITDA	$521	$3,032	$(140)	$7,722

The decreases in Adjusted EBITDA for the three and nine months ended September 30, 2022, compared to the corresponding periods in 2021, are primarily reflective of (a) changes in the fair value of Loans Held for Sale due to capital markets volatility and higher interest rates, (b) rebates provided to whole loan investors driven by market volatility and rebates offered by competitors and (c) additional investments in our Credit Card product.
Expenses on the condensed consolidated statements of operations include the following amounts of stock-based compensation expense for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Origination and Servicing	$36	$30	$98	$92
Sales and Marketing	215	15	417	47
General and Administrative	245	225	780	718
Total Stock-Based Compensation Expense	$496	$270	$1,295	$857

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
The following table summarizes our cash flow activities for the three months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,
	2022	2021
Net Income (Loss)	$8,621	$(88,061)

Net Cash Used in Operating Activities	(104,255)	(52,113)
Net Cash Used in Investing Activities	(13,592)	(5,167)
Net Cash Provided by Financing Activities	89,233	8,735
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(28,614)	(48,545)
Cash, cash equivalents and restricted cash at the beginning of the period	231,467	261,395
Cash, cash equivalents and restricted cash at the end of the period	$202,853	$212,850
Cash, Cash Equivalents and Restricted Cash decreased by $28.6 million for the three months ended September 30, 2022, based on the following components:
Operating Activities: $104.3 million in cash was used in operating activities, driven by (a) $92.4 million in net purchases of Loans Held for Sale and (b) $11.9 million in cash used for working capital, primarily due to the timing of payments to investors and third-party vendors, partially offset by (c) $0.1 million in net income, net of non-cash items.
Investing Activities: $13.6 million in cash was used in investing activities due to (a) $70.5 million in purchases of Borrower Loans, and (b) $3.4 million in purchases of property and equipment, primarily consisting of internal-use software, partially offset by (c) $60.3 million from sales and principal payments of Borrower Loans.
Financing Activities: $89.2 million in cash was provided by financing activities, due primarily to (a) $9.4 million in proceeds from issuance, net of payments, on Notes, at Fair Value and (b) $79.8 million in proceeds from Warehouse Lines.
Cash, Cash Equivalents and Restricted Cash decreased $48.5 million for the three months ended September 30, 2021 based on the following components:
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
The following table summarizes our cash flow activities for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net Income (Loss)	87,918	(138,755)

Net Cash (Used in) Provided by Operating Activities	(167,226)	51,151
Net Cash (Used in) Provided by Investing Activities	(66,294)	9,930
Net Cash Provided by (Used in) Financing Activities	200,748	(62,099)
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(32,772)	(1,018)
Cash, cash equivalents and restricted cash at the beginning of the period	$235,625	213,868
Cash, cash equivalents and restricted cash at the end of the period	$202,853	$212,850

Cash, Cash Equivalents and Restricted Cash decreased $32.8 million for the nine months ended September 30, 2022, based on the following components:
Operating Activities: $167.2 million in cash was used in operating activities, driven by (a) $171.0 million in net purchases of Loans Held for Sale and (b) $1.4 million in cash used for working capital, primarily due to the timing of payments to investors and third-party vendors, partially offset by (c) $5.2 million in net income, net of non-cash items. These non-cash items include the $8.6 million Gain on Forgiveness of PPP Loan, which is more fully described in Note 10 of the accompanying condensed consolidated financial statements.
Investing Activities: $66.3 million in cash was used in investing activities due to (a) $214.3 million in purchases of Borrower Loans, and (b) $10.1 million in purchases of property and equipment, primarily consisting of internal-use software, partially offset by (c) $158.0 million from sales and principal payments of Borrower Loans.
Financing Activities: $200.7 million in cash was provided by financing activities, due primarily to (a) $56.0 million in proceeds from issuance, net of payments, on Notes, at Fair Value and (b) $144.7 million in proceeds from Warehouse Lines.
Cash, Cash Equivalents and Restricted Cash increased $1.0 million for the nine months ended September 30, 2021 based on the following components:
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
Off-Balance Sheet Arrangements
As a result of retaining servicing rights on the sale of Borrower Loans, we are an interest holder in certain special purpose entities that purchase these Borrower Loans. None of these special purpose entities are consolidated as we are not the primary beneficiary. Other than these special purpose entities, as of September 30, 2022, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements or other purposes.
CRITICAL ACCOUNTING POLICIES
Certain of Prosper's accounting policies that involve a higher degree of judgment and complexity are discussed in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting

Estimates” in Prosper’s Annual Report on Form 10-K for the year ended December 31, 2021. There have been no significant changes to these critical accounting estimates during the first nine months of 2022.

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
Recent Developments
Loan Term Expansion
In September 2022, we started offering Borrower Loans with 24- and 48-month terms through our marketplace, as an expansion to our existing offering of 36- and 60-month loan terms. Borrower Loans with these expanded terms were available solely for investment through our Whole Loan Channel as of September 30, 2022, but were made available through our Retail Channel starting in October 2022.
Results of Operations
Overview
The following tables summarize Prosper Funding’s net income (loss) for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
Total Net Revenues	$24,400	$16,881	$7,519	45%
Total Expenses	24,365	15,624	8,741	56%
Net Income (Loss)	$35	$1,257	$(1,222)	n/m

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
Total Net Revenues	66,007	44,903	$21,104	47%
Total Expenses	61,990	43,746	18,244	42%
Net Income (Loss)	$4,017	$1,157	$2,860	n/m
n/m: not meaningful

Total net revenues for the three months ended September 30, 2022 increased $7.5 million, or 45%, from the three months ended September 30, 2021, primarily due to increased administration fee revenue driven by both an increase in the number of loan listings on our marketplace during the period, as well as an increase in rebates provided to whole loan investors (for which PFL bills PMI). Because of the growth in our servicing book (in line with the increase in whole loan originations from the prior year), there was a resulting increase in Servicing Fees, Net. These increases were partially offset by an increase in the Loss on Sale of Borrower Loans, due to the increase in rebates provided to whole loan investors, as discussed above. Because these rebates are reimbursed through the administration fee revenue, there is no net impact on total net revenues.

Finally, due to volatility in the capital markets and an increase in benchmark interest rates, the loss from Change in Fair Value of Financial Instruments, Net increased as compared to the gain recognized for the corresponding period in the prior year. Total expenses for the three months ended September 30, 2022 increased $8.7 million, or 56%, from the three months ended September 30, 2021, primarily due to an increase in the number of loans funded during the period, which resulted in increased administration fee expense. The increases in loan listings and originations are due to an improved competitive and pricing environment, as well as more normalized underwriting requirements, reflecting the general economic recovery since the start of the COVID-19 pandemic.
Total net revenues for the nine months ended September 30, 2022 increased $21.1 million, or 47%, from the nine months ended September 30, 2021, primarily due to increased administration fee revenue driven by an increase in the number of loan listings on our marketplace during the period, as well as an increase in rebates provided to whole loan investors (for which PFL bills PMI). Because of the growth in our servicing book (in line with the increase in whole loan originations from the prior year), there was a resulting increase in Servicing Fees, Net. Additionally, we have reduced our reliance on external collection agencies, which also resulted in an increase in Servicing Fees, Net. These increases were partially offset by a decrease in the Gain on Sale of Borrower Loans, due to the increase in rebates provided to whole loan investors, as discussed above. Because these rebates are reimbursed through the administration fee revenue, there is no net impact on total net revenues. Finally, due to volatility in the capital markets and an increase in benchmark interest rates, the loss from Change in Fair Value of Financial Instruments, Net increased as compared to the gain recognized for the corresponding period in the prior year. Total expenses for the nine months ended September 30, 2022 increased $18.2 million, or 42%, from the nine months ended September 30, 2021, primarily due to an increase in the number of loans funded during the period, which resulted in increased administration fee expense. The increases in loan listings and originations are due to an improved competitive and pricing environment, as well as more normalized underwriting requirements, reflecting the general economic recovery since the start of the COVID-19 pandemic.
Revenues
The following tables summarizes Prosper Funding’s revenue for the three and nine months ended September 30, 2022 and 2021 (in thousands, except percentages):

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
Revenues:
Operating Revenues:
Administration Fee Revenue - Related Party	$18,234	$9,066	$9,168	101%
Servicing Fees, Net	5,695	3,954	1,741	44%
(Loss)/Gain on Sale of Borrower Loans	(346)	2,404	(2,750)	(114)%
Other Revenues	132	447	(315)	(70)%
Total Operating Revenues	23,715	15,871	7,844	49%
Interest Income on Borrower Loans	11,592	9,574	2,018	21%
Interest Expense on Notes	(10,758)	(8,935)	(1,823)	20%
Net Interest Income	834	639	195	31%
Change in Fair Value of Financial Instruments, Net	(149)	371	(520)	(140)%
Total Net Revenue	$24,400	$16,881	$7,519	45%

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
Revenues:
Operating Revenues:
Administration Fee Revenue - Related Party	$42,385	$24,247	$18,138	75%
Servicing Fees, Net	14,808	11,483	3,325	29%
Gain on Sale of Borrower Loans	5,611	6,078	(467)	(8)%
Other Revenues	802	804	(2)	—%
Total Operating Revenues	63,606	42,612	20,994	49%
Interest Income on Borrower Loans	33,228	27,130	6,098	22%
Interest Expense on Notes	(30,945)	(25,366)	(5,579)	22%
Net Interest Income	2,283	1,764	519	29%
Change in Fair Value of Financial Instruments, Net	118	527	(409)	(78)%
Total Net Revenue	$66,007	$44,903	$21,104	47%
Administration Fee Revenue - Related Party
We primarily generate revenues through license fees we earn under our Administration Agreement with PMI. The Administration Agreement contains a license we grant to PMI that entitles PMI to use the marketplace for, and in relation to: (i) PMI’s performance of its duties and obligations under the Administration Agreement, and (ii) PMI’s performance of its duties and obligations to WebBank under the Loan Account Program Agreement. The Administration Agreement requires PMI to pay us a monthly license fee that is partially based on the number of loan listings posted on the marketplace in that month, as well as a rebate fee based on rebates given to investors as an incentive to purchase Borrower Loans from PFL. The increases in Administrative Fee Revenue of $9.2 million and $18.1 million for the three and nine months ended September 30, 2022, as compared to the corresponding periods in 2021, were primarily due to an increase in loan listings generated on the marketplace, as well as an increase in rebates provided to whole loan investors, as discussed above.
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
The increases in Servicing Fees, Net of $1.7 million and $3.3 million for the three and nine months ended September 30, 2022, respectively, as compared to the corresponding periods in 2021, were largely due to the increase in the size of the servicing book as compared to the prior year, which led to increased servicing fees. This is generally in line with the increase in originations during this time. Approximately $1.4 million and $1.3 million, respectively, of the increases for these periods related to the growth of the servicing book. For the nine months ended September 30, 2022, approximately $1.8 million of the increase was also due to our reduced reliance on external collection agencies. We utilized these agencies more in the prior year to address enhanced collection efforts required due to the COVID-19 pandemic.
(Loss) Gain on Sale of Borrower Loans
(Loss) Gain on Sale of Borrower Loans consists of net gains on Borrower Loans sold through the Whole Loan Channel, net of any rebates provided to investors at the time of sale. For the three months ended September 30, 2022, the decrease in Loss on Sale of Borrower Loans of $2.8 million was primarily due to additional rebates provided to whole loan investors, due to market volatility and rebates offered by competitors. This resulted in a $5.4 million decrease due to losses on rebates, which was partially offset by a $2.6 million increase due to gains recognized on whole loan originations.
For the nine months ended September 30, 2022, the decrease in Gain on Sale of Borrower Loans of $0.5 million was also primarily due to the rebates provided to whole loan investors. This resulted in a $5.3 million decrease from the corresponding period in 2021, which was partially offset by a $4.7 million increase due to gains recognized on whole loan originations.

Other Revenues
Other Revenues consists primarily of incentive fees, which are earned from partner companies through our incentive programs. The $0.3 million decrease in Other Revenues for the three months ended September 30, 2022, as compared to the corresponding period in 2021, is primarily due to a decrease in these incentive fees, as we terminated an incentive program at the end of June 2022. The increase in Other Revenues for the nine months ended September 30, 2022, as compared to the corresponding periods in 2021, is not significant.
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
Overall, the $0.2 million and $0.5 million increases in Net Interest Income for the three and nine months ended September 30, 2022, respectively, as compared to the same periods in 2021, were due to an increase in the outstanding principal balance of Borrower Loans and Notes during these periods.
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
The following table summarizes the fair value adjustments for the three and nine month periods ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Borrower Loans	$(9,220)	$(984)	$(21,110)	$(108)
Notes	9,071	1,355	21,228	635
Total	$(149)	$371	$118	$527
In general, the decreases in Change in Fair Value of Financial Instruments, Net for the three and nine months ended September 30, 2022 are reflective of increased capital markets volatility and benchmark interest rates during the period, while the gains recognized in the prior year were primarily due to the continued fair value recovery of Borrower Loans following the large negative adjustments recognized in 2020 as a result of the COVID-19 pandemic.

Expenses
The following table summarizes our expenses for the three and nine month periods ended September 30, 2022 and 2021 (in thousands, except percentages):

	Three Months Ended September 30,
	2022	2021	Change	% Change
Expenses:
Administration Fee - Related Party	$21,966	$13,686	$8,280	60%
Servicing	2,256	1,830	426	23%
General and Administrative	143	108	35	32%
Total Expenses	$24,365	$15,624	$8,741	56%

	Nine Months Ended September 30,
	2022	2021	Change	% Change
Expenses:
Administration Fee - Related Party	$55,773	$38,653	$17,120	44%
Servicing	5,778	4,729	1,049	22%
General and Administrative	439	364	75	21%
Total Expenses	$61,990	$43,746	$18,244	42%
Administration Fee - Related Party
Pursuant to our Administration Agreement with PMI, PMI manages the marketplace on our behalf. Accordingly, each month we are required to pay PMI (a) a corporate administration fee of $500,000 per month, (b) a fee for each Borrower Loan originated through the marketplace, (c) 62.5% of all Servicing Fees collected by us or on our behalf, and (d) all nonsufficient funds fees collected by us or on our behalf. The increases in Administration Fee expense of $8.3 million and $17.1 million for the three and nine months ended September 30, 2022, as compared to the same periods in 2021, were due to increased origination volume of Borrower Loans for the current periods. In general, the Administrative Fee Expense will not fluctuate directly in line with the Administrative Fee Revenue due to both the flat corporate administrative fee, as well as the fact that we pay fees for three different services, but receive a fee based only the number of loans listed on the platform.
Servicing
Servicing costs consist primarily of vendor and borrower costs, as well as depreciation of internal-use software associated with servicing Borrower Loans. The increases in Servicing costs for the three and nine months ended September 30, 2022, as compared to the corresponding periods in 2021, were primarily driven by the increase in originations and the depreciation of internal-use software during this time.
General and Administrative
General and Administrative costs consist primarily of bank service charges and professional fees. The changes in General and Administrative costs were not significant for the three and nine months ended September 30, 2022, as compared to the corresponding periods in 2021.
LIQUIDITY AND CAPITAL RESOURCES
We anticipate that our available funds and cash flow from operations will be sufficient to meet our operational cash needs for at least the next 12 months.

The following table summarizes our cash flow activities for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net Income	$4,017	$1,157

Net Cash (Used in) Provided by Operating Activities	(4,579)	19,681
Net Cash Used in Investing Activities	(60,901)	(50,702)
Net Cash Provided by Financing Activities	50,302	45,703
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(15,178)	14,682
Cash, cash equivalents and restricted cash at the beginning of the period	167,876	140,924
Cash, cash equivalents and restricted cash at the end of the period	$152,698	$155,606

Cash, Cash Equivalents and Restricted Cash decreased $15.2 million for the nine months ended September 30, 2022, based on the following components:
Operating Activities: $4.6 million was used in operating activities, driven by cash used in working capital of $8.5 million, primarily due to the timing of payments to PMI and investors, partially offset by net income, net of non-cash adjustments of $3.9 million.
Investing Activities: $60.9 million was used in investing activities, due to $214.3 million in purchases of Borrower Loans and $4.7 million in purchases of property and equipment, partially offset by $158.0 million of principal payments under Borrower Loans.
Financing Activities: $50.3 million was provided by financing activities, due to $214.1 million in proceeds from the issuance of Notes, at Fair Value, partially offset by $158.1 million in payments for Notes, at Fair Value, and $5.7 million in cash distributions to our parent, PMI.
Cash, Cash Equivalents and Restricted Cash increased $14.7 million for the nine months ended September 30, 2021, based on the following components:
Operating Activities: $19.7 million was provided by operating activities, driven by cash from working capital of $48.3 million, primarily due to the timing of payments to PMI and investors, and $2.7 million from net loss, net of non-cash adjustments.
Investing Activities: $50.7 million was used in investing activities, due to $107.6 million in purchases of Borrower Loans and $4.1 million in purchases of property and equipment, partially offset by $81.1 million of principal payments under Borrower Loans.
Financing Activities: $45.7 million was provided by financing activities, due to $108.2 million in proceeds from the issuance of Notes, at Fair Value, partially offset by $81.0 million in payments for Notes, at Fair Value.
Income Taxes
We incurred no income tax expense for the nine months ended September 30, 2022 and 2021. We are a US disregarded entity for income tax purposes and our income and loss is included in the return of our parent, PMI. Given PMI’s history of taxable losses, it is difficult to accurately forecast how Prosper’s and our results will be affected by the realization and use of net operating loss carry forwards.
Off-Balance Sheet Arrangements
As a result of retaining servicing rights on the sale of Borrower Loans, we are a variable interest holder in certain special purposes entities that purchase these Borrower Loans. None of these special interest entities are consolidated as we are not the primary beneficiary. Otherwise as of September 30, 2022, we have not engaged in any off-balance sheet financing activities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND INTEREST RATE RISK
PROSPER MARKETPLACE, INC.
Market Risk
Market risk is the risk of loss to future earnings, values, or future cash flows that may result from changes in financial market prices and interest rates.
Through the Warehouse Lines we invest in Loans Held for Sale. Investments in interest-earning instruments carry a degree of interest rate risk. Changes in U.S. interest rates affect the market value of these Loans Held for Sale on our balance sheet. Our future investment income may fall short of expectations, or we may suffer a loss in principal if we are forced to sell Loans Held for Sale that have declined in market value due to changes in interest rates, loss assumptions or overall market conditions. Recent interest rate increases, due in part to ongoing inflation and the Russia-Ukraine conflict, may increase the risks of our investments in Loans Held for Sale, and additional fluctuations in the interest rates may exacerbate such risks. Changes in the market value of Loans Held for Sale are recorded on the Consolidated Statement of Operations. The fair value of Loans Held for Sale was $398.2 million and $243.2 million as of September 30, 2022, and December 31, 2021, respectively.
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
We are also exposed to variable interest rate risk under the debt from the Warehouse Lines, which had an outstanding balance of $354.8 million and $209.3 million as of September 30, 2022, and December 31, 2021, respectively. To reduce the impact of large fluctuations in interest rates, we hedged a portion of our interest rate risk by entering into a derivative agreement with a financial institution, which is currently in the money. The derivative agreement that we use to manage the risk associated with fluctuations in interest rates may not be able to eliminate the exposure to these changes. Interest rates are sensitive to numerous factors outside of our control, such as government and central bank monetary policy in the United States. Depending on the size of the exposures and the relative movements of interest rates, if we choose not to hedge or fail to effectively hedge our exposure, we could experience a material adverse effect on our results of operations and financial condition.
We have cash and cash equivalents of $43.5 million and $67.7 million as of September 30, 2022, and December 31, 2021, respectively. These amounts were held in various unrestricted deposits with highly rated financial institutions and short-term, highly liquid marketable securities which may include money market funds, U.S. Treasury securities, and U.S. agency securities. Cash and Cash Equivalents are held for working capital purposes. Due to their short-term nature, Prosper believes that it does not have any material exposure to changes in the fair value of these liquid investments as a result of changes in interest rates. Decreases in short-term interest rates will moderately reduce interest income on these Cash and Cash Equivalents. Increases in short-term interest rates will moderately increase the interest income earned on the Cash and Cash Equivalents.
Interest Rate Sensitivity
As more fully described in Note 7, Fair Value of Assets and Liabilities, of Prosper's condensed consolidated financial statements attached to this Quarterly Report on Form 10-Q, the combined fair value of Borrower Loans and Loans Held for Sale is $701.2 million as of September 30, 2022, determined using a weighted-average discount rate of 7.84%. The combined fair value of Borrower Loans and Loans Held for Sale was $510.8 million as of December 31, 2021, determined using a weighted-average discount rate of 5.64%. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $6.9 million and $5.1 million in the fair value of Prosper’s investment in Borrower Loans and Loans Held for Sale as of September 30, 2022, and December 31, 2021, respectively. A hypothetical 100 basis point decrease in interest rates would result in an increase of approximately $7.1 million and $5.3 million in the fair value of Prosper’s investment in Borrower Loans and Loans Held for Sale as of September 30, 2022, and December 31, 2021, respectively. Any realized or unrealized gains or losses resulting from such interest rate change would be recorded in our statement of operations so long as we hold these Borrower Loans and Loans Held for Sale on our balance sheet.
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
Prosper Funding had cash and cash equivalents of $5.7 million as of September 30, 2022, and $10.8 million as of December 31, 2021. These amounts were held in various unrestricted deposits with highly rated financial institutions and short term, highly liquid marketable securities which may include money market funds, U.S. treasury securities and U.S. agency securities. Cash and cash equivalents are held for working capital purposes. Due to their short-term nature, Prosper Funding believes that it does not have any material exposure to changes in the fair value of these liquid investments as a result of changes in interest rates. Decreases in short-term interest rates will moderately reduce interest income on these cash and cash equivalents, while increases in short-term interest rates will moderately increase the interest income earned on these cash and cash equivalent balances.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Registrants’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are designed to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the SEC, and that such information is accumulated and communicated to management, including to each Registrant’s Principal Executive Officer (PEO) and Principal Financial Officer (PFO), to allow timely decisions regarding required disclosures. The management of each Registrant, with the participation of such Registrant’s PEO and PFO, has evaluated the effectiveness of such Registrant’s disclosure controls and procedures as of September 30, 2022. Based on this evaluation, each Registrant’s PEO and PFO have concluded that these disclosure controls and procedures were effective as of September 30, 2022.
Changes in Internal Control Over Financial Reporting
There were no changes in either Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, either Registrant’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
This Item should be read in conjunction with the disclosures contained in Part I, Item 3, “Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2021 and in Part II, Item 1, “Legal Proceedings” of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022.
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

RISKS RELATED TO PFL AND PMI, OUR MARKETPLACE AND OUR ABILITY TO SERVICE THE NOTES

Human error in the operation of our platform has resulted in the allocation of Borrower Loans to our Note Channel which did not conform to the eligibility criteria applicable to Borrower Loans at the time of allocation. If we are unable to prevent the reoccurrence of similar errors, our business and investors could be adversely impacted.

In August 2022, we became aware of an error which resulted in the allocation of certain Borrower Loans intended for our Whole Loan Channel to our Note Channel. These Borrower Loans corresponded to Borrower Loan listings with attributes which, at the time of allocation, did not conform to the eligibility criteria applicable to Borrower Loans offered for investment in our Note Channel. The error impacted a total of approximately $14 million out of the approximately $182 million of Borrower Loans allocated to the Note Channel from January 2022 to August 2022. The error did not affect any other parts of Note investors’ accounts or the platform, including the receipt and distribution of loan payments, the Note and loan level information provided to investors, or the enforceability of the Borrower Loans. Following discovery of the error, we repurchased the impacted Notes from investors for the full outstanding principal balance, allowing such investors to retain all interest, principal and other payments received on such Notes prior to their repurchase, and have implemented new measures designed to avoid similar issues in the future.

This error illustrates the risks of human error on our processes to allocate loan listings to the Note Channel. If similar errors were to occur in the future, it could result in repurchase or indemnification obligations, negative publicity and unfavorable media coverage, harm to our reputation, litigation, regulatory inquiries or proceedings, loss of or damage to our relationships with borrowers or investors, loss of income and/or liability for damages, any of which could adversely affect our business and financial results.

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

4.3	First Supplemental Indenture, dated May 10, 2013, between Prosper Funding LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 of PMI and PFL's Quarterly Report on Form 10-Q, filed on August 14, 2013)

10.1	Promissory Note, dated April 24, 2020, by and between Broadway National Bank and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.1 of PMI’s Current Report on Form 8-K, filed on April 30, 2020)

10.2	Sixth Amendment to Asset Sale Agreement, dated October 5, 2022, between Prosper Funding LLC and WebBank (incorporated by reference to Exhibit 10.1 of PMI’s Current Report on Form 8-K, filed on October 11, 2022) (1)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PMI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 (2)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PMI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 (2)

31.3	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PFL’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 (2)

31.4	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PFL’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 (2)

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to PMI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 (2)

32.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to PFL’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 (2)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	Taxonomy Extension Calculation Linkbase Document

101.LAB	Taxonomy Extension Label Linkbase Document

101.PRE	Taxonomy Extension Presentation Linkbase Document

101.DEF	Taxonomy Extension Definition Linkbase Document

(1)	Certain confidential information contained in this exhibit, market by brackets, has been omitted because the information (i) is not material and (ii) would be competitively harmful if disclosed.

(2)	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSPER MARKETPLACE, INC.
PROSPER FUNDING LLC

November 10, 2022	/s/ David Kimball
David Kimball
Chief Executive Officer of Prosper Marketplace, Inc.
Chief Executive Officer of Prosper Funding LLC
(Principal Executive Officer)

November 10, 2022	/s/ Usama Ashraf
Usama Ashraf
President and Chief Financial Officer of Prosper Marketplace, Inc.
President, Chief Financial Officer and Treasurer of Prosper Funding LLC
(Principal Financial Officer)