Form 10-K
period 2022-12-31
PROSPER MARKETPLACE, INC; Prosper Funding LLC
filed 2023-03-29
CIK 1416265, 1542574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______

333-179941-01 333-204880 333-225797-01 333-257739	PROSPER MARKETPLACE, INC. a Delaware corporation 221 Main Street, 3rd Floor San Francisco, CA 94105 Telephone: (415) 593-5400	73-1733867
333-179941 333-204880-01 333-225797 333-257739-01	PROSPER FUNDING LLC a Delaware limited liability company 221 Main Street, 3rd Floor San Francisco, CA 94105 Telephone: (415) 593-5400	45-4526070
Commission File Number	Exact Name of Registrant as Specified in its Charter
State or Other Jurisdiction of Incorporation or Organization
Address of Principal Executive Offices, Zip Code
	Registrant's Telephone Number (Including Area Code)	I.R.S. Employer Identification Number

Securities registered pursuant to Section 12(b) of the Act:	Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Prosper Marketplace, Inc.	None	None	None
Prosper Funding LLC	None	None	None
Securities registered pursuant to Section 12(g) of the Act:
Prosper Marketplace, Inc.	None	None	None
Prosper Funding LLC	None	None	None
Indicate by check mark if each registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Prosper Marketplace, Inc.	Yes ☐ No ☒
Prosper Funding LLC	Yes ☐ No ☒
Indicate by check mark if each registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Prosper Marketplace, Inc.	Yes ☐ No ☒
Prosper Funding LLC	Yes ☐ No ☒
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
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.

Prosper Marketplace, Inc.	Yes ☐ No ☒
Prosper Funding LLC	Yes ☐ No ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).

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

	Aggregate Market Value of Voting and Non-Voting Common Equity Held by Non-Affiliates of the Registrant at	Number of Shares of Common Stock of the Registrant Outstanding at
	June 30, 2022	March 27, 2023
Prosper Marketplace, Inc.	(a)	75,218,262
($0.01 par value)
Prosper Funding LLC	(a)(b)	None
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

Except as the context requires otherwise, as used herein, “Registrants” refers to Prosper Marketplace, Inc. (“PMI”), a Delaware corporation, and its wholly owned subsidiary, Prosper Funding LLC (“PFL”), a Delaware limited liability company; “we,” “us,” “our,” “Prosper,” and the “Company” refer to PMI and its wholly owned subsidiaries, PFL, BillGuard, Inc. (“BillGuard”), a Delaware corporation, Prosper Healthcare Lending LLC (“PHL”), a Delaware limited liability company, Prosper Warehouse I Trust (“PWIT”), a Delaware statutory trust, Prosper Warehouse II Trust (“PWIIT”), a Delaware statutory trust, Prosper Grantor Trust (“PGT”), a Delaware statutory trust, on a consolidated basis; and “Prosper Funding” refers to PFL and its wholly owned subsidiary, Prosper Depositor LLC, a Delaware limited liability company, on a consolidated basis. In addition, the unsecured personal loans originated through our marketplace are referred to as “Borrower Loans,” and the borrower payment dependent notes issued through our marketplace, whether issued by PMI or PFL, are referred to as “Notes.” Investors currently invest in Borrower Loans through two channels: (i) the “Note Channel,” which allows investors to purchase Notes from PFL, the payments of which are dependent on the payments made on the corresponding Borrower Loan; and (ii) the “Whole Loan Channel,” which allows accredited and institutional investors to purchase Borrower Loans in their entirety directly from PFL. The Notes available to Note Channel investors are distinguishable from notes held by certain third party investors pursuant to Prosper’s securitization transactions, which are referred to herein as “Notes Issued by Securitization Trust.” Finally, although historically the Company has referred to investors as “lender members,” PFL calls them “investors” herein to avoid confusion since WebBank is the lender for Borrower Loans originated through our marketplace.
Forward-Looking Statements
This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include all statements that do not relate solely to historical or current facts, and can generally be identified by the use of words such as “may,” “believe,” “expect,” “project,” “estimate,” “intend,” “anticipate,” “plan,” “continue” or similar expressions. These statements may appear throughout this Annual Report on Form 10-K, including the sections titled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements inherently involve many risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Where, in any forward-looking statement, PFL or PMI expresses an expectation or belief as to future results or events, such expectation or belief is based on the current plans and expectations of their respective managements, expressed in good faith, and is believed to have a reasonable basis. Nevertheless, there can be no assurance that the expectation or belief will result or be achieved or accomplished.

The following include some, but not all, of the factors that could cause actual results or events to differ materially from those anticipated:
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
•the performance of the secured digital Home Equity Loan (“HELoan”) product that was launched in 2022, the unsecured credit card (“Credit Card”) product that was launched in 2021 and the growth of the secured digital Home Equity Line of Credit (“HELOC” and, together with HELoan, “Home Equity”) product that was launched in 2019;

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
•the impact of rising interest rates and inflation on our business, results of operations, financial condition and future prospects;
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
All forward-looking statements speak only as of the date hereof and are expressly qualified in their entirety by the cautionary statements included in this Annual Report on Form 10-K. We undertake no obligation to update or revise forward-looking statements that may be made to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events, other than as required by law.

PART I
ITEM 1. BUSINESS
Overview
Our vision is to transform lives by providing affordable financial solutions through the simplest and most trusted platform. We currently offer access to three lending products, each of which supports our vision: (i) unsecured personal loans through a personal loan marketplace which connects eligible consumer borrowers with individual and institutional investors, (ii) a Credit Card product available to eligible borrowers, and (iii) secured Home Equity products available to eligible homeowners.
Personal Loan
We are a pioneer of peer-to-peer lending in the U.S. and first launched our personal loan lending product in 2006. Our personal loan marketplace facilitated $3.3 billion in Borrower Loan originations during 2022 and $23.5 billion in Borrower Loan originations since launch.
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
Our personal loan marketplace offers fixed rate, fully amortizing, unsecured personal loans ranging from $2,000 to $50,000 with no prepayment penalty. Loan terms of two, three, four and five years are available, depending in large part upon the Prosper Rating assigned to the borrower at issuance and loan amount being sought. All Borrower Loans are originated and funded by WebBank, an FDIC-insured, state chartered industrial bank organized under the laws of Utah. After origination, WebBank sells the Borrower Loans to PFL, which either holds them or sells them to accredited institutional investors.
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
Credit Card
In December 2021, we launched our Prosper Credit Card product in partnership with Coastal Community Bank (“Coastal”), through which eligible consumers are extended unsecured credit through Prosper-branded Credit Cards. In accordance with our program agreement with Coastal, the receivables associated with these Credit Cards are maintained on the balance sheet of Coastal. Customer accounts are then randomly designated as either Prosper Allocations or Coastal Allocations on an approximate 90% to 10% split, respectively. Each party receives 100% of the interest income and is responsible for the credit losses on its allocated customer accounts. Credit Card receivables are not available for investment purposes.
Home Equity
We launched the HELOC product and the HELoan product in March 2019 and October 2022, respectively. Currently, we partner with Spring EQ, LLC (“Spring EQ”) to provide a variety of Home Equity services, including accepting online applications, counseling and non-counseling services, and verification, technology and processing services. The HELOC product is available through our website in 31 states and the District of Columbia, and the HELoan product is available through our website in 29 states. Neither of our Home Equity products are available for investment purposes.

Segment Reporting
We have three reportable segments: Personal Loan, Home Equity and Credit Card.
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
When a borrower requests a loan, we first evaluate whether the borrower meets the underwriting criteria required by WebBank. WebBank originates loans to borrowers and then sells and assigns the loans to PFL. The underwriting criteria apply to all Borrower Loans originated through our marketplace and may not be changed without WebBank’s consent. For the Note Channel, all borrowers who request a loan are subject to the following minimum eligibility criteria: (1) have at least a 600 FICO 08 score, (2) have nine or fewer credit bureau inquiries (after excluding duplicate inquiries) within the last 6 months, (3) have an annual income greater than $0, (4) have a debt-to-income ratio of no more than 50%, (5) have at least two open trades reported on their credit report, and (6) have not filed for bankruptcy within the last 12 months.
We also allow two borrowers to apply together as joint applicants for a co-borrower loan. Each borrower applicant is held jointly and severally liable for the obligations under the loan. In the case of co-borrower loans, the primary (or “specified”) borrower must satisfy the following minimum eligibility criteria: (1) have at least a 640 FICO 08 score, (2) have fewer than five credit bureau inquiries (after excluding duplicate inquiries) within the last 6 months, (3) have an annual income greater than $0, (4) have a debt-to-income ratio of no more than 50% (the debt-to-income ratio for joint loans is calculated using the combined debt-to-income ratio of the primary and secondary borrowers without duplication of combined debt), (5) have at least three open trades reported on their credit report, and (6) have not filed for bankruptcy within the last 12 months.

In addition, a borrower may have up to two loans through Prosper outstanding at one time, provided that (1) the first loan is current, (2) the aggregate outstanding principal balance of both loans does not exceed the then-current maximum allowable loan amount for loans (currently $50,000), (3) the borrower has held their first Borrower Loan for at least 6 months, and (4) the borrower complies with the prior-borrower constraints below. For co-borrower loans, the foregoing additional requirements will apply if either the primary or secondary borrower has a currently outstanding loan.

If a borrower has previously obtained a Borrower Loan through our marketplace, then in addition to the foregoing requirements (as applicable), the borrower must also (1) have no prior charge-offs on Borrower Loans originated through our marketplace, and (2) have never been more than 15 days delinquent on any Borrower Loan obtained through our marketplace within 12 months of their application.

From time to time, we have, with WebBank’s consent, tested new products that include features which are outside the standard eligibility criteria discussed above. These products are available exclusively through our Whole Loan Channel.
Investors
Investors are individuals and institutions that have the opportunity to buy Notes or Borrower Loans after registering on our personal loan marketplace. However, investors do not have the ability to invest in the Credit Card and Home Equity products on our personal loan marketplace. An individual investor must be a natural person at least 18 years of age and a U.S. resident, must provide their social security number, and may be required to provide their state driver’s license or state identification card number. An institutional investor must provide its taxpayer identification number and entity formation documentation. All potential investors are subject to anti-fraud, anti-terrorism and identity verification processes and a potential investor cannot invest in Notes or Borrower Loans without passing those processes.
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
To create a Prosper Score, we have developed and refined custom, machine learning driven risk models using our historical data as well as a data archive from a consumer credit bureau. We built the Prosper Score models on our borrower population, and included information provided directly by the borrowers as well as information from their credit reports and other data sources, so that the models would incorporate behavior that is unique to that population. In addition to a Prosper Score, another major element used to determine the Prosper Rating for a loan listing is a credit score from a consumer reporting agency. We currently use either or both of TransUnion’s FICO08 score and VantageScore. We obtain a borrower’s credit score at the time the loan listing is created, unless we already have a credit score on file that is not more than thirty days old.
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
Generally, for listings allocated to the Whole Loan Channel, a bid on a listing is an investor’s commitment to purchase the Borrower Loan from PFL after origination by WebBank and sale to PFL. On the second business day after WebBank has originated the Borrower Loan, PFL purchases the Borrower Loan from WebBank and re-sells the Borrower Loan that same day to the corresponding investor. In some cases, certain investors on the Whole Loan Channel purchase Borrower Loans that WebBank retains beyond the second business day. PFL records the investor as the owner of the Borrower Loan.
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

Customers
A relatively small number of investors provide the funding commitments for a large percentage of all listings that result in Borrower Loans originated through our personal loan marketplace. Of all Borrower Loans originated in the year ended December 31, 2022, the largest party purchased a total of 23.4% of those loans.
Industry Background and Trends
According to the Board of Governors of the Federal Reserve System, as of December 2022, the balance of outstanding consumer credit (excluding loans secured by real estate) in the United States totaled $4.8 trillion. This amount included $1.2 trillion of revolving consumer credit, primarily credit card, and $3.6 trillion of non-revolving loans. A portion of the revolving balances are also refinanced by consumers at lower interest rates and fixed terms through personal loans.

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
Competition
We compete for borrowers and investors against other financial products and companies. For borrowers, our competition includes banking institutions, credit unions, credit card issuers, mortgage and home equity lenders, and other online consumer lending companies, including publicly traded companies such as LendingClub Corporation, Social Finance Inc., and Upstart Holdings, Inc. For investors in our personal loan product, our competition includes other consumer lending platforms, alternative asset funds, and asset classes such as equities, bonds and commodities. We may also face potential competition from new market entrants, or business expansion from established companies. These companies may have significantly greater financial, technical, marketing and other resources and may be able to devote greater resources to the development, promotion, sale and support of their offerings.
Our Competitive Strengths
We believe the following strengths differentiate us from our competitors and provide us with sustainable competitive advantages:
•Leading Online Personal Loan Marketplace. Since inception, our personal loan marketplace has facilitated $23.5 billion in loan originations, of which $3.3 billion was for the year-ended December 31, 2022. As our business grows, our brand, reputation and scale strengthens. This allows us to attract top talent, speed up product innovation, launch additional consumer finance products, attract marketplace participants and drive down our cost structure, all of which further benefit borrowers and investors.
•Robust Network Effect. The attractiveness of our personal loan marketplace increases as the number of participants on our marketplace increases, yielding a classic network effect. Our personal loan marketplace offers consumer borrowers access to affordable credit, and allows individual and institutional investors to invest in an asset class with attractive risk-adjusted returns. The diversity of investors brings scale and breadth of funding to our marketplace and makes credit more affordable. As both sides of the equation grow, the advantages (reduced risk, lower cost) scale accordingly, attracting even more borrowers and investors. The increased participant pool reduces costs and generates more data which we use to improve the effectiveness of our credit decisioning and scoring models. This enhances our aggregate loan performance and builds increased trust in our marketplace, which in turn attracts more borrowers and investors. We believe our strength in the personal loan marketplace will also attract customers to seek out the Credit Card and Home Equity products.
•Technology Platform. Our technology platform automates key aspects of our operations, including the borrower application process, data gathering, underwriting, credit scoring, loan funding, investing and servicing, regulatory compliance and fraud detection. This provides a significant time and cost advantage over traditional consumer lending business models and, we believe, enables us to provide a superior user experience to our customers. Using our accumulated performance data, we continually invest in incremental improvements in our algorithms thus extending our technological advantage.

•Proprietary Risk Management Capabilities. We have developed machine learning driven proprietary risk models based on personal loan and credit card performance data, which we believe allows us to accurately assess the credit risk profile of borrowers and which we believe also allows investors to earn attractive risk-adjusted returns. We leverage the results from our growing data stream to continually refine these machine learning driven risk models and more accurately predict credit performance.
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
•Efficient and Attractive Financial Model. We have multiple revenue streams and an efficient cost model. For personal loans, we generate revenue from transaction fees from our marketplace’s role in matching borrowers with investors to enable loan originations, servicing fees related to Borrower Loans for which we retain the servicing rights, net interest income from Borrower Loans and Loans Held for Sale, credit referral fees and other ancillary revenue sources. We also earn revenue from transaction fees generated by our Home Equity products and interest income and a variety of fees provided under the Credit Card program, including interchange fees, annual fees and late fees, net of a program fee and a portion of the interchange fees that must be remitted to Coastal. Additionally, our technology platform significantly reduces the need for physical infrastructure and therefore allows our business to grow with a lower cost operating model, providing us with significant operating leverage.
Sources of Revenues
We earn revenue in a variety of ways from our personal loan, Credit Card, and Home Equity products. We have three primary sources of personal loan revenues: transaction fees, servicing fees, and net interest income. We earn transaction fees from WebBank by facilitating the origination of Borrower Loans through the personal loan marketplace, and we earn servicing fees from investors for processing principal and interest payments made by borrowers and passing such payments on to investors and also earn net interest income from Borrower Loans and Loans Held for Sale. We also earn revenue from interest income and various fees generated by our Credit Card program, including interchange fees, annual fees and late fees, net of program fees and a portion of the interchange fees that must be remitted to Coastal. Finally, we earn revenue from our Home Equity products through broker fees paid by Spring EQ.
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
Technology
We have made substantial investment in our customer acquisition capability, customer experience, and credit underwriting, loan servicing and payment systems. Our personal loan marketplace utilizes proprietary software to process electronic cash movements, record book entries and calculate cash balances in users’ funding accounts. Electronic deposits and payments are mostly done via Automated Clearing House (“ACH”) transactions. The technology platform allows us to economically acquire and service Borrower Loans and Notes and allows WebBank to efficiently originate and fund Borrower Loans.
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
•Data Integrity and Security. We are committed to protecting our users' information and we take the integrity and security of the data provided by them very seriously. To that end, we have established data protection policies which are implemented and enforced using the latest technologies. All sensitive information is transmitted on secure channels using SSL technology, with SSL certificates issued by Symantec or DigiCert. We employ principles of least privilege and layered security to protect stored sensitive information. Sensitive information at rest is encrypted using industry standard encryption technologies with appropriate controls to access the data. We protect the network perimeter using the latest technologies including but not limited to firewall and anti-virus threat management techniques. We use strong multi-factor authentication to protect and monitor remote access. We back up all data securely and would expect to recover operations in a short period of time in the event of a disaster. Logging and monitoring of the systems and security controls are designed to ensure that the controls are functional and that alerts are triggered on security violations.
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
•Targeted Risk Assessment. Our machine learning driven risk models include flags and characteristics which are unique to our platform. We believe these models result in a risk assessment that is more targeted and accurate than traditional models, leading to higher approval rates and highly automated identity and income verification. We are continuing to enhance the technology embedded within our models to facilitate and improve access to credit and the application experience for borrowers. We have been building and enhancing our machine learning models since 2015 and currently have models for underwriting, early payment default, third party fraud, income verification, collections and our direct mail program.
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
We have invested in a research and development program and, as of December 31, 2022, we had three issued patents and five patent applications filed and pending before the United States Patent and Trademark Office. We may file additional patent applications or pursue additional patent protection in the future to the extent we believe it will be beneficial.

Human Capital Resources
Employee Profile
At Prosper, our mission is to advance financial well-being and our employees are critical to achieving this mission. We are committed to hiring and developing employees who embody our core values: accountability, collaboration, excellence, curiosity, diversity, simplicity, and integrity. As of December 31, 2022, we had 468 full-time employees, all of whom were based in the United States. Our employees are split into the following four functions: 166 in origination and servicing, 30 in sales and marketing, 104 in general and administrative – research and development, and 168 in general and administrative – other. In addition to being split based on the functions listed above, our employees are also classified as either “local” to either our San Francisco, California and Phoenix, Arizona offices or “remote national” if they work remotely. As of December 31, 2022, we had 321 local employees and 147 remote national employees. None of our employees are represented by labor unions. We have not experienced any work stoppages, and we believe that our relations with our employees are good.
Employee Health & Wellness
Our employees have access to several programs and benefits related to employee wellness including: traditional life and health (medical, dental, vision) insurance, flexible paid time off, free membership to physical, mental and emotional health resources, wellness reimbursement, and parental leave programs, among others. We have also introduced specific programs and benefits for caregivers during the pandemic including company credit to cover tutoring for school-aged children. We believe our progressive human resources policies, learning and development, talent acquisition, and community engagement and support activities enable us to attract and retain key personnel.
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
Because we operate in a highly regulated industry, we require ongoing regulatory and compliance training for our employees. Additionally, we provide a series of leadership training for all people managers. We also offer employees free access to on-demand training on an array of subjects from technical to business management to build their skills and advance their careers as well as opportunities for employees to pursue their passion projects and leadership development in alignment with our values.
Diversity, Equity, Inclusion and Belonging
Diversity and collaboration are among our Company’s core values and we believe our efforts in diversity, equity, inclusion and belonging (“DEIB”) fuel our innovation and drive our success. Our goal is to foster a diverse and inclusive workplace where our employees feel that their identities and experiences are represented, embraced and celebrated. We are also committed to our efforts to increase diversity through our hiring practices by using gender-neutral job postings and recruiting policies that promote diverse candidates. We recruit the best people for the job regardless of differences that include gender, ethnicity and other protected traits and it is our policy to comply fully with all federal, state and local laws relating to discrimination in the workplace. We have several employee resource groups that help us to identify opportunities and actions related to DEIB and to better engage underrepresented populations. Our DEIB principles are also reflected in our employee training, and in particular with respect to our policies against harassment and bullying and the elimination of bias in the workplace. We continue to enhance our DEIB policies, with guidance from our executive leadership team.

Government Regulation
Overview
The lending and securities industries are highly regulated. Each of the financial products offered by us are subject to extensive and complex rules and regulations. We also are subject to licensing and examination by various federal, state and local government authorities. These authorities impose obligations and restrictions on our activities, WebBank’s activities and the Borrower Loans acquired and Notes issued through our marketplace, Coastal’s activities and the Credit Card product, and Spring EQ and the Home Equity products. In particular, these rules may limit the fees that may be assessed, require extensive disclosure to, and consents from, borrowers, prohibit discrimination, and impose multiple qualification and licensing obligations on our activities. Failure to comply with these requirements may result in, among other things, revocation of required licenses or registrations, loss of approved status, voiding of loan contracts, indemnification liabilities to contract counterparties, class action lawsuits, administrative enforcement actions and civil and criminal liabilities. While compliance with such requirements is at times complicated by our novel business model, we believe we are in substantial compliance with these rules and regulations. These rules and regulations are subject to continuous change, however, and a material change could have an adverse effect on our compliance efforts and ability to operate.

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
In June 2020, the FDIC issued a final regulation entitled “Federal Interest Rate Authority” that, among other things, addressed the uncertainty resulting from the Madden decision, including uncertainty affecting marketplace lenders that partner with banks. Under the FDIC’s rule, which applies to FDIC-insured state-chartered industrial banks such as WebBank, interest on a loan originated by WebBank that was permissible under DIDA at origination is not affected by WebBank’s subsequent sale of the loan to PFL. Seven states and the District of Columbia sued the FDIC, however, seeking to have the regulation set aside on Administrative Procedure Act grounds. Three states brought a similar challenge in the same court to a similar regulation issued by the OCC under the NBA. Both suits were decided in February 8, 2022, with the United States District Court for the Northern District of California ruling that the FDIC and OCC had not exceeded their statutory authority when promulgating their respective rules. The court deferred to each federal agency's interpretation, and thus concluded that each agency’s rule was not unreasonable or arbitrary or capricious. The states had until April 11, 2022 to appeal the rulings to the U.S. Court of Appeals for the Ninth Circuit and did not do so.
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
Servicemembers Civil Relief Act. The federal Servicemembers Civil Relief Act (“SCRA”) allows military members to suspend or postpone certain civil obligations so that the military member can devote their full attention to military duties. The SCRA, as well as certain state laws with similar protections for military members, require us to adjust the interest rate of borrowers who qualify for and request relief. If a borrower with an outstanding Borrower Loan qualifies for protection under the SCRA or similar state laws, we will reduce the interest rate on the Borrower Loan to 6% for the duration of the borrower’s active duty. During this period, the investors who have invested in such Borrower Loan will not receive the difference between 6% and the Borrower Loan’s original interest rate. For a borrower to obtain an interest rate reduction on a Borrower Loan due to military service, we require the borrower to send us a written request and written documentation of active duty. We do not take military service into account in assigning Prosper Ratings to borrower loan requests and we do not disclose the military status of borrowers to investors.
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
Electronic Signatures in Global and National Commerce Act/Uniform Electronic Transactions Act. The federal Electronic Signatures in Global and National Commerce Act (“ESIGN”) and similar state laws, particularly the Uniform Electronic Transactions Act (“UETA”), authorize the creation of legally binding and enforceable agreements utilizing electronic records and signatures. ESIGN and UETA require businesses that want to use electronic records or signatures in consumer transactions to obtain the consumer’s consent to receive information electronically. When a borrower or individual investor registers with our marketplace, we obtain their consent to transact business electronically and maintain electronic records in compliance with ESIGN and UETA requirements.
Privacy and Data Security Laws. The federal Gramm-Leach-Bliley Act (“GLBA”) limits the disclosure of nonpublic personal information about a consumer to nonaffiliated third parties and requires financial institutions to disclose certain privacy policies and practices with respect to information sharing with affiliated and nonaffiliated entities as well as to safeguard personal customer information. Additional state and federal privacy and data security laws require safeguards to protect the privacy and security of consumers’ personally identifiable information, require notification to affected customers in the event of a breach, and restrict certain sharing of nonpublic personal information about a consumer with affiliated entities. For example, the California Consumer Privacy Act (“CCPA”), which took effect on January 1, 2020, provides consumers in the state with rights to know about the use, to request deletion, and to opt out of the sale of their personal information by businesses that are a certain size or that generate at least half of their revenue by selling personal information. In turn, the CCPA requires subject businesses to notify consumers of their data collection practices and to implement procedures for timely responding to consumer requests submitted in exercise of their rights under the statute, although the CCPA includes certain exceptions for personal information that is protected under GLBA or other federal and state privacy laws. These provisions of the CCPA were further strengthened by provisions of the California Privacy Rights Act (the “CPRA”), which took effect on January 1, 2023. We maintain a detailed privacy policy that is accessible from our website and is designed to comply with GLBA, the CCPA and the CPRA as its enforcement provisions take effect on July 1, 2023. We maintain security measures designed to protect participants’ personal information, and we do not sell, rent or share such information with nonaffiliated third parties for marketing purposes unless previously agreed to by the participant or otherwise permitted by applicable law. In addition, we take a number of measures to safeguard the personal information of our borrowers and investors and to protect it against unauthorized access.
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
Home Equity State and Federal Laws and Regulations
The Home Equity products are subject to many of the same federal laws and regulations as the personal loan marketplace, including the Dodd-Frank Act, TILA, ECOA, FCRA, ESIGN, GLBA, BSA and OFAC. TILA and Regulation Z contain specific disclosure requirements for the Home Equity products and mortgage advertising rules. State mortgage broker and mortgage lender licensing and registration requirements also apply to the Home Equity products, which must satisfy the minimum standards set forth in the federal Secure and Fair Enforcement for Mortgage Licensing Act of 2008 and Regulation H, as well as state usury laws. State privacy and data security laws, including the CCPA, also apply to the Home Equity products.
The Home Equity products are also subject to the Real Estate Settlement Procedures Act (“RESPA”) and its implementing regulation, Regulation X, as well as related guidance issued by the CFPB and the Department of Housing and Urban Development (“HUD”). RESPA, among other things, prohibits the payment or acceptance of referral fees or kickbacks, or any splitting of fees except for actual services performed. The TILA-RESPA Integrated Disclosure does not apply to HELOCs, but does apply to HELoans. Prosper does not service any of the Home Equity products.
Finally, the Home Equity products are subject to the data collection and reporting requirements of the Home Mortgage Disclosure Act (the “HMDA”) and its implementing regulation, Regulation C. Prosper is not directly subject to the HMDA data collection and reporting requirements, but collects data to support the reporting requirements applicable to its lending partner.
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
•In general, the Borrower Loans do not contain any cross-default or similar provisions. If a borrower defaults on any of their other debt obligations, our ability to collect on the Borrower Loan on which an investor’s Note is dependent for payment may be substantially impaired.

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

Risks related to PFL and PMI, our marketplace and our ability to service the notes

•Human error in the operation of our platform has resulted in the allocation of Borrower Loans to our Note Channel which did not conform to the eligibility criteria applicable to Borrower Loans at the time of allocation. If we are unable to prevent the reoccurrence of similar errors, our business and investors could be adversely impacted.
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
•The Term Loan, and any additional indebtedness we incur in the future, could adversely affect our business and financial results.
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
•A rising rate of inflation and increase in interest rates could materially and adversely impact our business.

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
Recent Developments
Home Equity Loan
We launched our HELoan product in October 2022. Our HELoan product serves to complement our HELOC product and allows qualified applicants to borrow up to 90% of their home’s value at a fixed rate with 5 to 30 year term options, up to a total of $249 thousand dollars. We partner with Spring EQ, who also serves as our partner for our HELOC product, to provide a variety of Home Equity services, including accepting online applications, counseling and non-counseling services, and verification, technology and processing services. The HELOC product is available through our website in 31 states and the District of Columbia, and the HELoan product is available through our website in 29 states. Neither of our Home Equity products are available for investment purposes.
Credit Agreement
In November 2022, we executed a Credit Agreement with a third-party financial institution which provides for a $75 million senior secured term loan (“Term Loan”) which will mature in November 2026. We expect to utilize the Term Loan to fund our operations, including investments in our Credit Card product and Loans Held for Sale, as well as meeting our day-to-day obligations. Please refer to Note 10 of the accompanying consolidated financial statements for further details on the Credit Agreement and Term Loan.
Available Information
The following filings are available for download free of charge at www.prosper.com as soon as reasonably practicable after such filings are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”): Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports. Our SEC filings are also available to the public on the SEC’s website, at www.sec.gov. The information contained on our website and our blog is not incorporated by reference into this Annual Report on Form 10-K.
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
Since it was first implemented in July 2011 through December 31, 2022, the Recurring Investment (formerly known as Auto Quick Invest) tool has experienced programming errors that affected 8,630 Notes and PMI Notes out of the 13,058,213 Notes and PMI Notes purchased. The Auto Invest tool was first implemented on June 2, 2016. Since such time through December 31, 2022, the Auto Invest tool has experienced programming errors that affected 2 Notes out of the 15,245,653 Notes purchased.
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
Borrower Loan loss rates may be significantly affected by economic downturns or general economic conditions beyond our control and beyond the control of individual borrowers. In particular, loss rates on Borrower Loans may increase due to factors such as prevailing interest rates, the rate of unemployment, the level of consumer confidence, residential real estate values, the value of the U.S. dollar, energy prices, changes in consumer spending, the number of personal bankruptcies, disruptions in the credit markets, natural disasters, pandemics, and other factors.
The Borrower Loans do not restrict borrowers from incurring additional unsecured or secured debt, nor do they impose any financial restrictions on borrowers during the term of the Borrower Loan, which may reduce the likelihood that an investor will receive the full principal and interest payments that such investor expects to receive on a Note.
If a borrower incurs additional debt after the date a loan listing is posted, the additional debt may impair the ability of that borrower to make payments on their Borrower Loan and, as such, reduce the likelihood that an investor will receive the principal and interest payments that such investor expects to receive on a corresponding Note. Moreover, the additional debt may adversely affect the borrower’s creditworthiness generally, and could result in the financial distress, insolvency, or bankruptcy of the borrower. To the extent that the borrower has or incurs other indebtedness and cannot pay all of their indebtedness, the borrower may choose to make payments to other creditors, rather than to PFL.
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
The investment return on the Notes depends on borrowers fulfilling their payment obligations in a timely and complete manner under the corresponding Borrower Loan. Borrowers may not view marketplace lending obligations originated through our marketplace as having the same significance as other credit obligations arising under more traditional circumstances. If a borrower neglects their payment obligations on a Borrower Loan upon which payment of an investor’s Note is dependent or chooses not to repay their Borrower Loan entirely, such investor may not be able to recover any portion of the investment in a Note.
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
In general, the Borrower Loans do not contain any cross-default or similar provisions. If a borrower defaults on any of their other debt obligations, our ability to collect on the Borrower Loan on which an investor’s Note is dependent for payment may be substantially impaired.
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
As of December 31, 2022, 102 Borrower Loans, with a total outstanding balance of $0.9 million are subject to the SCRA.
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
If a borrower dies with an outstanding Borrower Loan, PFL is required, upon receiving notice of the death, to stop accepting automatic loan payments and to refund any payments that were automatically debited after the borrower's date of death. Though we may seek to work with the executor of the borrower’s estate to obtain repayment of the loan, the borrower’s estate may not contain sufficient assets to repay the loan, or its executor may prioritize repayment of other creditors. In addition, if a borrower dies near the end of the term of their Borrower Loan, the time required for the probate of the borrower’s estate will likely extend beyond the Notes’ final maturity date, after which date PFL will cease to have any obligation to make payments on the Notes.
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
PFL believes its liquidity will be sufficient to meet its reasonably anticipated indemnification and repurchase obligations. In determining its expected liquidity needs with respect to indemnification and repurchase obligations, PFL considers the history of such obligations incurred by it and PMI. Nonetheless, there can be no assurance that if PFL is obligated to repurchase a Note or indemnify a Note holder, that it will be able to meet its repurchase or indemnification obligations. If PFL is unable to meet its indemnification and repurchase obligations with respect to a Note, the investor in such Note may lose all of such investor’s investment in the Note. For more information about Prosper’s existing repurchase and indemnification obligations, please see “Repurchase Obligations” in Note 16 of the accompanying consolidated financial statements.
Our marketplace allows a borrower to prepay a Borrower Loan at any time without penalty. Borrower Loan prepayments will extinguish or limit an investor’s ability to receive additional interest payments on a Note.
Borrower Loan prepayment occurs when a borrower decides to pay some or all of the principal amount on a Borrower Loan earlier than originally scheduled. Borrowers may decide to prepay all or a portion of the remaining principal amount due under a Borrower Loan at any time without penalty. In the event of a prepayment of the entire remaining unpaid principal amount of a Borrower Loan, each of the holders of the Notes corresponding to the Borrower Loan will receive their share of such prepayment but further interest will not accrue on such Borrower Loan or on such Note after the date on which the payment is made. If the borrower prepays a portion of the remaining unpaid principal balance, the term of the Borrower Loan will not change, but interest will cease to accrue on the prepaid portion. If a borrower prepays a Borrower Loan in whole or in part, an investor will not receive all of the interest payments that such investor originally expected to receive on the Note corresponding to such Borrower Loan. In addition, such investor may not be able to find a similar rate of return on another investment at the time at which the Borrower Loan is prepaid. Prepayments are subject to PFL’s servicing fee, even if the prepayment occurs immediately after issuance of a Note.
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
During the year ended December 31, 2022, we purchased $0.4 million in Notes for investment.
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
We have incurred operating losses in prior years and may continue to incur net losses in the future. For the years ended December 31, 2022 and 2021, we generated income of $70.6 million and incurred a loss of $138.3 million, respectively. Additionally, from our inception through December 31, 2022, we have had an accumulated deficit of $483.7 million.
We have financed our operations to date primarily with proceeds from the sale of equity securities. In addition, we borrowed $75 million under the Term Loan in November 2022. At December 31, 2022, we had approximately $83.4 million unrestricted cash and cash equivalents. PMI is dependent upon raising additional capital or debt financing to fund its current operating plan if it cannot generate sufficient positive cash flow from operations. PMI’s failure to achieve positive cash flow from operations or obtain sufficient debt and equity financing, could adversely affect its ability to perform its obligations under the Administration Agreement and, in such event, PFL’s ability to continue to make payments on the Notes could be materially impaired.
The Term Loan, and any additional indebtedness we incur in the future, could adversely affect our business and financial results.
In November 2022, we entered into the Term Loan, which provides for $75.0 million in debt financing that matures in November 2026.
Our ability to make payments on the Term Loan, to repay the Term Loan when due, and to fund our business, operations and significant planned capital expenditures will depend on our ability to pay with available cash or generate cash in the future. The Term Loan, and any additional indebtedness we may incur in the future, could require us to divert funds identified for other purposes to service the Term Loan. If we cannot generate sufficient cash flow from our operations to service the Term Loan, we may need to refinance the Term Loan, dispose of assets, or issue additional equity to obtain the necessary funds. If required to do so, we may be unable to take any of these actions on a timely basis, on terms satisfactory to us or at all.
In addition, the Term Loan contains certain financial covenants, including a minimum tangible net worth covenant, minimum net liquidity covenant, maximum leverage ratio, and minimum asset coverage ratio, together with other customary affirmative and negative covenants and events of default. The obligations under the Term Loan are also secured by assets of PMI and certain of its subsidiaries. Compliance with these covenants may require us to divert funds intended for other uses and limit our flexibility to take certain actions.
See Note 10 of the accompanying consolidated financial statements for more information about the Term Loan.
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
The Credit Card and Home Equity products are new products within a competitive market which are complex and require us to allocate significant resources to the development, launch and growth of these new products. If these new products are unable to attract borrowers and generate revenue, our business and results of operations could suffer.
The HELOC product was launched in March 2019, the Credit Card product was launched in December 2021, and the HELoan product was launched in October 2022. The launch of these new and complex products requires us to allocate significant resources in hiring new employees to support each product, ensuring each product complies with applicable laws and regulations, and integrating the products into our online platform. See Item 1, “Business—Government Regulation” for more information about the laws and regulations which affect the Credit Card and Home Equity products. Our Home Equity and Credit Card products also face intense competition from other new market entrants or business expansion from established companies which may have more experience and resources operating these products. There is no guarantee that we will attract the borrowers necessary to generate sufficient revenue to recoup the investment of resources into the development, launch, and growth of these new products. The products may also divert management’s time and effort from other initiatives.
The Credit Card and Home Equity products are not available on our personal loan marketplace for investment purposes.
Our Credit Card product has a limited performance history and, as we are responsible for verified fraud losses and most straight charegeoffs across the portfolio and for credit losses on accounts allocated to us, any failure to accurately capture credit and market risks could have a negative impact on our business, operating results and financial condition.
Our Credit Card product was launched in December 2021 and has a limited performance history. The performance of the Credit Card product is also significantly dependent on the ability of the application process and credit risk models we use for the Credit Card product to prevent fraud, evaluate an applicant’s credit profile and determine the likelihood of default. There is no assurance that our Credit Card application process and credit risk models can accurately verify Credit Card applicants and predict repayment and loss profiles. Pursuant to our program agreement with Coastal, we are responsible for verified fraud losses and most straight chargeoffs across the entire Credit Card portfolio and for credit losses for approximately 90% of the Credit Card accounts. If our application process and risk models do not accurately prevent fraud or reflect credit risk on the Credit Card product, greater than expected losses may result and our business, operating results and financial condition could be materially and adversely affected.
Our Credit Card product is also currently focused on higher risk borrowers, who may have higher exposure to economic downturns and general economic conditions beyond our control and beyond the control of these borrowers. The risk of exposure faced by these borrowers may be even higher amidst recent market conditions, including a rising rate of inflation and increase in interest rates. See “A rising rate of inflation and increase in interest rates could materially and adversely impact our personal loan marketplace, our Credit Card program, and our investments in Borrower Loans” for more information about these recent market conditions.
The Credit Card and Home Equity products are not available on our personal loan marketplace for investment purposes.
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
To succeed, we must increase transaction volumes in our marketplace by attracting a large number of borrowers and investors in a cost-effective manner. If we are not able to attract qualified borrowers and sufficient investor purchase commitments, we will not be able to increase our transaction volumes. PFL believes that developing and maintaining awareness of its brand in a cost-effective manner is critical to achieving widespread acceptance of our marketplace and attracting new borrower and investors. Furthermore, we believe that the importance of brand recognition will increase as competition in our industry increases. Successful promotion of our brand will depend largely on the effectiveness of marketing efforts , the user experience on our marketplace and our ability to maintain and defend a differentiated brand identity. These brand promotion activities may not yield increased revenues. If we fail to successfully promote, defend, and maintain our brand, we may lose our existing users to competitors or be unable to attract new users, which would cause our revenue to decrease and may impair our ability to maintain our marketplace.
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
As with any entity with a significant Internet presence, we and the third parties that we use for website hosting and mobile technologies occasionally have experienced cyber-attacks, breaches of our and their systems and other similar incidents, which to-date have not had a material effect on our business, operations or reputation. Future attacks are likely to occur. Our marketplace stores PFL’s investors’ and borrowers’ bank information and other personally identifiable sensitive data. Any accidental or willful security breaches or other unauthorized access could cause users’ secure information to be stolen and used for criminal purposes. Security breaches or unauthorized access to secure information could also expose us to liability related to the loss of the information, time-consuming and expensive litigation and negative publicity. If security measures are breached because of third-party action, employee or contractor error, malfeasance, faulty password management or otherwise, or if design flaws in the relevant software are exposed and exploited, and, as a result, a third party or disaffected employee obtains unauthorized access to any investors’ or borrowers’ data, PFL’s relationships with its users could be severely damaged, and PFL (or PMI) could incur significant liability. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until they are launched against a target, we and PMI’s third-party hosting facilities may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, many states have enacted laws requiring companies to notify individuals of data security breaches involving their personal data. These mandatory disclosures regarding a security breach are costly to implement and often lead to widespread negative publicity, which may cause our users to lose confidence in the effectiveness of PFL’s and PMI’s data security measures. Further, the CCPA, which was enacted in California, affords individuals in the state affected by data breaches a private right of action against companies that have allegedly been the target of such breaches due to a failure to implement and maintain appropriate cybersecurity policies and procedures. Any security breach, whether actual or perceived, would harm our reputations, and we could lose users.
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
PMI may enter into acquisitions that may be difficult to integrate, fail to achieve our strategic objectives, disrupt our business or divert management attention.
PMI has entered, and may continue to enter, into acquisitions of businesses, technologies and products intended to complement its existing business, solutions, services and technologies. PMI cannot provide assurance that the acquisitions it has made or will make in the future will provide it with the benefits or achieve the results anticipated in entering into the transaction. Acquisitions are typically accompanied by a number of risks, including: difficulties assimilating and retaining the management and other personnel, culture and operations of the acquired businesses; potential disruption of ongoing business and distraction of management; difficulties in maintaining acceptable standards, controls, procedures and policies, including integrating financial reporting and operating systems, particularly with respect to foreign and/or public subsidiaries; potential loss of existing or acquired strategic operating partners, users and customers following an acquisition; difficulties in integrating acquired technologies and products into our solutions and services; and unexpected costs and expenses resulting from the acquisition, and potential unknown liabilities associated with acquired businesses.
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
Our business is subject to the risk that external events, such as public health emergencies, natural disasters, or other catastrophic events, could disrupt our day-to-day operations and impair the activities of borrowers and investors on our marketplace. Unforeseen events, or the prospect of such events, including acts of war (including the invasion of Ukraine by Russia), terrorism and other international conflicts, public health issues including health epidemics or pandemics, and natural disasters such as fires, hurricanes, earthquakes, tornados or other adverse weather and climate conditions, whether occurring in the United States or elsewhere, could disrupt our operations, disrupt the operations of our vendors or result in political or economic instability. These events could reduce demand for our products or make it difficult or impossible to receive services from our vendors. Any such disruption could also damage our reputation, which would further lower investor or borrower demand for our products. We could also be subject to claims or litigation with respect to losses caused by such disruptions. Our property and business interruption insurance may not cover a particular event at all or be sufficient to fully cover our losses.
Additionally, a potential recession or volatility in capital markets as a result of public health emergencies may cause existing investors to cease or significantly decrease their investment in Borrower Loans through our marketplace. For existing borrowers, any resulting work slowdowns or stoppages may directly result in the inability to make loan payments, and may impair investors’ ability to receive principal and interest payments on the corresponding Notes. If such events continued for an extended period of time and PFL is unable to attract sufficient investor purchase commitments from new and existing investors, our business and results of operations may be materially adversely affected.
A rising rate of inflation and increase in interest rates could materially and adversely impact our personal loan marketplace, our Credit Card program, and our investments in Borrower Loans.
While interest rates have historically been low in recent years, various economic factors have recently resulted in a significant increase in the rate of inflation and interest rates. Such an increase could have a negative impact on our personal loan marketplace by decreasing the ability of borrowers to repay their current loan obligations on Borrower Loans, decreasing the ability of borrowers under our Credit Card program to repay the obligations on their Credit Card, and reducing Borrower Loan origination volume. Borrowers may also be more likely to incur additional unsecured or secured debt in an effort to mitigate the effects of inflation and increase in interest rates, which may further reduce their likelihood of repaying Borrower Loans. The increase in interest rates could also reduce investor demand for Borrower Loans, as investors may have less capital to invest in Borrower Loans. Although we have adjusted our pricing to account for the increase in the cost of funds and increased credit risk and may continue to do so in the future, we may not be able to fully offset higher costs through rate increases, which may affect the ability of our investors to generate the risk adjusted returns expected for their investment.
In addition, we also invest in Borrower Loans as Loans Held for Sale through our Warehouse Lines. Our investment in Borrower Loans is subject to the interest rate risk applicable to investors outlined above, and as a result our future investment income may fall short of expectations, or we may suffer a loss in principal if we are forced to sell Loans Held for Sale that have declined in market value due to changes in interest rates, loss assumptions or overall market conditions. To reduce the impact of large fluctuations in interest rates, we hedged a portion of our interest rate risk by entering into a derivative agreement with a financial institution in connection with one Warehouse Line. The derivative agreement that we use to manage the risk associated with fluctuations in interest rates may not be able to eliminate the exposure to these changes. Interest rates are sensitive to numerous factors outside of our control, such as government and central bank monetary policy in the United States. Depending on the size of the exposures and the relative movements of interest rates, if we choose not to hedge or fail to effectively hedge our exposure, our results of operations and financial condition could be adversely affected. The fair value of Loans Held for Sale was $499.8 million and $243.2 million as of December 31, 2022 and 2021, respectively.
See “Quantitative and Qualitative Disclosures about Market Risk” for more information regarding the potential impact of the various market risks on our business.

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

•the federal Real Estate Settlement Procedures Act and Regulation X, which applies to the Home Equity products;
•the federal Home Mortgage Disclosure Act and Regulation C, which applies to the Home Equity products; and
•state mortgage broker and licensing and registration requirements that meet the minimum standards set forth in the federal Secure and Fair Enforcement for Mortgage Licensing Act of 2008 and Regulation H.
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

If our marketplace were found to violate a state's usury laws, we may have to alter our business model and our business could be harmed. The interest rates that are charged to borrowers and that form the basis of payments to investors through our marketplace are based upon the ability under federal law of the issuing bank that originates the loan to export the interest rates of the state where it is located and on our ability to assist the bank in arranging such loans. WebBank, the bank that issues personal loans through our marketplace, exports the interest rates of Utah, which allows parties to generally agree by contract to any interest rate. The interest rates offered by WebBank through our marketplace for Borrower Loans as of December 31, 2022 range from 5.31% to 33.00%, which equate to interest rates for Note investors that range from 4.31% to 32.00%. Some states where borrowers are located, including Utah, have no statutory interest rate limitations on personal loans, while other jurisdictions have a maximum rate less than the current maximum rate offered by WebBank through our marketplace. If a borrower were to successfully bring claims against us for state usury or other state law violations, we could be subject to fines and penalties. Further, if the current structure under which WebBank makes personal loans through our marketplace were successfully challenged, we may have to substantially modify our business operations and may be required to maintain state-specific licenses and only provide a limited range of interest rates for Borrower Loans, all of which may substantially reduce our operating efficiency and attractiveness to investors and possibly result in a decline in our operating results. Recent litigation has successfully challenged lending arrangements in which banks or other exempt entities make loans and sell those loans to a third party charged with servicing the loans.
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
In June 2020, the FDIC issued a final regulation entitled “Federal Interest Rate Authority” that, among other things, addressed the uncertainty resulting from the Madden decision, including uncertainty affecting marketplace lenders that partner with banks. Under the FDIC’s rule, which applies to FDIC-insured state-chartered industrial banks such as WebBank, interest on a loan originated by WebBank that was permissible under DIDA at origination is not affected by WebBank’s subsequent sale of the loan to PFL. Seven states and the District of Columbia sued the FDIC, however, seeking to have the regulation set aside on Administrative Procedure Act grounds. Three states brought a similar challenge in the same court to a similar regulation issued by the OCC under the NBA. Both suits were decided in February 8, 2022, with the United States District Court for the Northern District of California ruling that the FDIC and OCC had not exceeded their statutory authority when promulgating their respective rules. The court deferred to each federal agency's interpretation, and thus concluded that each agency’s rule was not unreasonable or arbitrary or capricious. The states had until April 11, 2022 to appeal the rulings to the U.S. Court of Appeals for the Ninth Circuit and did not do so.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2. PROPERTIES
Our corporate headquarters, including our principal administrative, marketing, technical support and engineering functions, is located in San Francisco, California, where we lease approximately 35,000 square feet of office space under leases that will expire May 31, 2028. We have also entered into leases for approximately 44,500 square feet of office space located in Arizona and Utah. We believe that our facilities are adequate to meet our current needs and that suitable additional alternative spaces will be available in the future on commercially reasonable terms.
ITEM 3. LEGAL PROCEEDINGS
Our disclosure set forth under Note 16, Commitments and Contingencies—West Virginia Matter, of the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K is incorporated herein by reference.
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
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information; Holders of Record
There is no established public trading market for PMI's or PFL's common equity. As of December 31, 2022, there were approximately 447 holders of record of PMI’s common stock. As of December 31, 2022, PMI owns 100% of PFL's membership interests.
Dividend Policy
PMI has not paid cash dividends since inception and does not anticipate paying cash dividends in the foreseeable future.
Securities Authorized for Issuance Under Equity Compensation Plans
See Item 12 in Part III of this Annual Report for information about securities authorized for issuance under our equity compensation plans.
Recent Sales of Unregistered Securities
For the year ended December 31, 2020, PMI issued 687,471 shares of common stock upon the exercise of stock options at a weighted-average exercise price per share of $0.02. For the year ended December 31, 2021, PMI issued 3,014,622 shares of common stock upon the exercise of stock options at a weighted-average exercise price per share of $0.02. For the year ended December 31, 2022, PMI issued 2,133,921 shares of common stock upon the exercise of stock options at a weighted-average exercise price per share of $0.03. These securities were sold in reliance on the exemption from the registration requirements of the Securities Act set forth in Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder relative to sales by an issuer not involving a public offering.
Issuer Purchases of Equity Securities
During the year ended December 31, 2022, we did not repurchase any common or preferred stock.

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis of financial condition and results of operations, or MD&A, contains forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” in this Annual Report on Form 10-K for a discussion of the uncertainties, risks and assumptions associated with these statements. This discussion should be read in conjunction with historical financial statements and related notes thereto and the other disclosures contained elsewhere in this Annual Report on Form 10-K. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those included in the “Risk Factors” section and elsewhere in this Annual Report on Form 10-K. This section of this Form 10-K generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021, except for the material addition of the results of operations by segment, which was not presented in prior periods and now includes year-to-year comparisons between 2021 and 2020. For discussions related to other 2020 items and year-to-year comparisons between 2021 and 2020, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K for the year ended December 31, 2021.
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
For the year ended December 31, 2022, our marketplace facilitated $3.3 billion in Borrower Loan originations, of which $3.1 billion were funded through our Whole Loan Channel, representing 92% of the total Borrower Loans originated through our marketplace during this period. For the quarter ended December 31, 2022, our marketplace facilitated $845 million in Borrower Loan originations, of which $774 million were originated through our Whole Loan Channel, representing 92% of the total Borrower Loans originated through our marketplace during this period. From inception through December 31, 2022 our marketplace has facilitated $23.5 billion in Borrower Loan originations, of which $21.1 billion were funded through our Whole Loan Channel, representing 90% of the total Borrower Loans originated through our marketplace during this period.
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

Key Operating and Financial Metrics (in thousands)
The following table displays our key operating and financial metrics for the years ended December 31, 2022, 2021 and 2020:

	Years Ended December 31,
	2022	2021	2020
Loan Originations	$3,340,433	$1,946,974	$1,486,238
Transaction Fees, Net	$162,742	$89,364	$67,335
Whole Loans Outstanding (1)	$3,680,855	$2,529,814	$2,816,586
Servicing Fees, Net	$15,113	$15,024	$18,517
Total Net Revenues	$199,881	$144,626	$103,236
Net Income (Loss)	$70,582	$(138,341)	$18,551
Adjusted EBITDA (2)	$(9,056)	$12,814	$(8,587)
(1) Balance as of December 31
(2) Adjusted EBITDA is a non-GAAP Financial measure. For more information regarding this measure and the reconciliation of this measure to the most comparable GAAP measure, see “Non-GAAP Financial Measure”.

Loan Originations
Total loan originations on the platform increased 72% for the year ended December 31, 2022 when compared to the year ended December 31, 2021, which resulted in an increase in Transaction Fees of $73.4 million, or 82%. The loan originations increase for the year ended December 31, 2022 versus the year ended December 31, 2021 was due primarily to an improved competitive and pricing environment, as well as more normalized underwriting requirements, which is also reflective of the general economic recovery since the start of the COVID-19 pandemic.
From inception of the Company through December 31, 2022, a total of 1,899,320 Borrower Loans, totaling $23.5 billion, were originated through our marketplace. For the year ended December 31, 2022, 305,123 Borrower Loans totaling $3.3 billion were originated through our marketplace, as compared to 183,041 Borrower Loans totaling $1.9 billion originated in 2021, which represented a unit increase of 67% and a dollar increase of 72%. For the year ended December 31, 2021, 183,041 Borrower Loans totaling $1.9 billion were originated through our marketplace compared to 119,711 Borrower Loans totaling $1.5 billion originated in 2020, which represented a unit increase of 53% and a dollar increase of 31%.
Loan origination volume by Prosper Rating was as follows for the periods presented (in millions, except percentage):

	Year Ended December 31,
	2022		2021		2020
	Amount	%	Amount	%	Amount	%
AA	$460.3	14%	$246.2	13%	$269.8	18%
A	507.0	15%	373.8	19%	437.0	29%
B	601.3	18%	318.8	16%	311.2	21%
C	410.0	12%	245.8	13%	210.9	15%
D	300.2	9%	104.0	5%	59.5	4%
E	338.3	10%	35.7	2%	15.9	1%
HR	29.4	1%	0.9	—%	2.2	—%
Other (1)	693.9	21%	621.8	32%	179.7	12%
Total	$3,340.4	100%	$1,947.0	100%	$1,486.2	100%
(1) Represents loans funded through the Prosper platform via the Whole Loan Channel but not assigned Prosper Ratings. These loans are sold only to institutional investors and based on specific underwriting criteria and custom risk models developed by these investors.

For the year ended December 31, 2022, the mix of originations on the Prosper platform was generally reflective of more normalized underwriting standards as compared to the corresponding period in 2021, as the economy continued to recover from the COVID-19 pandemic. A significant number of loans are not assigned Prosper ratings as the Company continues to sell higher risk loans through the Whole Loan Channel to institutional investors that rely on their own custom risk models to underwrite the loans.

Whole Loans Outstanding
We sell Borrower Loans through our Whole Loan Channel, and the outstanding balance of these loans serves as a primary driver of our Servicing Assets. Whole loans outstanding increased $1.2 billion, or 45%, from December 31, 2021 to December 31, 2022. This increase is primarily due to the increase in originations in the past year, driven by the factors described in the Loan Originations section, above. We have also continued to purchase and hold loans in consolidated warehouse trusts, increasing the overall balance of outstanding whole loans.
From December 31, 2020 to December 31, 2021, whole loans outstanding decreased $286.8 million, or 10%. This decrease was due primarily to the drop in originations during 2020 as a result of the economic impact of the COVID-19 pandemic, which continued to negatively impact the total of whole loans outstanding through 2021.
Net Income (Loss)
See the section titled “Results of Operations” below, for the discussion on significant changes in Net Income (Loss) year-over-year.
Results of Operations
Overview
The following table summarizes our net income (loss) for the years ended December 31, 2022, 2021 and 2020 (in thousands, except percentage):

	Years Ended December 31,
	2022	2021	Change	% Change	2021	2020	Change	% Change
Total Net Revenues	$199,881	$144,626	$55,255	38%	$144,626	$103,236	$41,390	40%
Total Expenses	129,004	282,896	(153,892)	(54)%	282,896	84,669	198,227	234%
Net Income (Loss) Before Income Taxes	70,877	(138,270)	209,147	n/m	(138,270)	18,567	(156,837)	n/m
Income Tax Expense	(295)	(71)	(224)	n/m	(71)	(16)	(55)	n/m
Net Income (Loss)	$70,582	$(138,341)	$208,923	n/m	$(138,341)	$18,551	$(156,892)	n/m
n/m: not meaningful
Total Net Revenues for the year ended December 31, 2022 increased $55.3 million, or 38%, as compared to the year ended December 31, 2021. This increase was primarily attributable to a $73.4 million increase in Transaction Fees, Net, due to the increase in originations during this time, as discussed above. There was also a $2.5 million increase in Other Revenues, driven by additional credit referral and incentive fees due to increased personal loan application volume. These increases were partially offset by a $8.2 million decrease in (Loss) Gain on Sale of Borrower Loans, due primarily to incentive fees (“incentives”) provided to whole loan investors driven by market volatility and incentives offered by competitors. There was also a $6.0 million decrease in Total Interest Income (Expense), Net, due primarily to the deconsolidation of securitized Borrower Loans in the third quarter of 2021, partially offset by additional interest income generated from loans held in consolidated warehouse trusts. Finally, there was also a $6.5 million decrease in Total Net Revenues from Change in Fair Value of Financial Instruments, Net, due primarily to volatility in the capital markets and higher interest rates, which led to negative fair value adjustments on the loans held in consolidated warehouse trusts. These negative fair value adjustments were partially offset by gains of $14.1 million on our Credit Card Derivative since the product launched at the end of 2021.
Total expenses for the year ended December 31, 2022 decreased $153.9 million as compared to the year ended December 31, 2021, which is primarily due to the Change in Fair Value of Convertible Preferred Stock Warrants, which is in turn driven by changes in the fair value of the underlying Convertible Preferred Stock. Specifically, the gain for the year ended December 31, 2022 totaled $84.6 million, which compared to a loss of $138.6 million for 2021, a change of $223.2 million. Total Expenses also decreased due to certain one-time transactions: (a) $8.6 million Gain on Forgiveness of PPP Loan in 2022, as the U.S. Small Business Administration (“SBA”) formally forgave our Paycheck Protection Program (“PPP”) loan in March 2022 (Note 10); and (b) $1.5 million Loss on Deconsolidation of VIEs in 2021 related to the deconsolidation of our securitization variable interest entities (“VIEs”). These decreases in Total Expenses were partially offset by a combined $78.8 million increase in Origination and Servicing, Sales and Marketing and General and Administrative expenses, as costs increased to support the higher originations and our continued investments in our Credit Card and Home Equity products in 2022. We also incurred $1.5 million in Interest Expense on the Term Loan we closed in November 2022 (Note 10). Accordingly, the net income for the year ended December 31, 2022 increased $208.9 million when compared to the net loss generated for the year ended December 31, 2021.

Revenues
The following table summarizes our revenues for the years ended December 31, 2022, 2021 and 2020 (in thousands, except percentages):

	Years Ended December 31,
	2022	2021	Change	% Change	2021	2020	Change	% Change
Operating Revenues:
Transaction Fees, Net	$162,742	$89,364	$73,378	82%	$89,364	$67,335	$22,029	33%
Servicing Fees, Net	15,113	15,024	89	1%	15,024	18,517	(3,493)	(19)%
(Loss) Gain on Sale of Borrower Loans	(1,039)	7,196	(8,235)	n/m	7,196	4,816	2,380	49%
Other Revenues	6,452	3,992	2,460	62%	3,992	2,711	1,281	47%
Total Operating Revenues	183,268	115,576	67,692	59%	115,576	93,379	22,197	24%

Interest Income (Expense):
Interest Income on Borrower Loans and Loans Held for Sale	86,350	83,107	3,243	4%	83,107	104,150	(21,043)	(20)%
Interest Expense on Notes and Warehouse Lines	(60,025)	(50,816)	(9,209)	18%	(50,816)	(60,127)	9,311	(15)%
Total Interest Income, Net	26,325	32,291	(5,966)	(18)%	32,291	44,023	(11,732)	(27)%
Change in Fair Value of Financial Instruments	(9,712)	(3,241)	(6,471)	(200)%	(3,241)	(34,166)	30,925	91%
Total Net Revenues	$199,881	$144,626	$55,255	38%	$144,626	$103,236	$41,390	40%
n/a: not applicable
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
We also earn various program fees from our Credit Card product, such as interchange fees, annual fees and late fees, and broker fees from our Home Equity products. These program and broker fees are recorded within Transaction Fees, Net.
Transaction Fees increased by $73.4 million, or 82%, for the year ended December 31, 2022, as compared to 2021. This increase is generally consistent with the higher origination volume discussed above. We also recognized approximately $7.0 million in program fees under our Credit Card product for the year ended December 31, 2022.
Servicing Fees, Net
Investors who purchase Borrower Loans through the Whole Loan Channel typically pay us a servicing fee which is generally set at 1.0% per annum of the outstanding principal balance of the Borrower Loan prior to applying the current payment, plus an additional 0.075% per annum to cover the Loan Trailing Fee. The Servicing Fee compensates us for the costs incurred in servicing the Borrower Loan, including managing payments from borrowers, payments to investors and maintaining investors’ account portfolios. We record Servicing Fees from investors as a component of operating revenues when received. We also include any collection fees received, net of collection agency expenses, in Servicing Fees.

In addition, we are contractually obligated to service the entire portfolio under our Credit Card product. Our banking partner, Coastal, pays us a servicing fee of 1% per annum of the daily outstanding principal balance of all cards designated as Coastal allocations (approximately 10% of the portfolio). To the extent that these contractual fees are less than the market servicing rate that would be required by a market participant to service the entire portfolio, a servicing obligation is recorded. Changes to this servicing obligation are included in Servicing Fees, Net.
The increase of $0.1 million, or 1%, in Servicing Fees for the year ended December 31, 2022 as compared to 2021 was primarily due to an increase of $2.9 million in whole loan servicing revenues during this period, due to the increase in the balance of whole loans outstanding. There was also a $0.8 million combined increase in collection and debt sale fees, generally due to the increase in charge-offs as compared to the prior year. These increases were partially offset by a $3.7 million increase in the net Credit Card servicing obligation for the year ended December 31, 2022, due to the growth in the portfolio.
(Loss) Gain on Sale of Borrower Loans
(Loss) Gain on Sale of Borrower Loans consists of net (losses) gains on Borrower Loans sold through the Whole Loan Channel, net of any incentives provided at the time of sale. In the second half of 2022, due to market volatility and incentives offered by competitors, we provided additional incentives to our whole loan investors. For the year ended December 31, 2022, these incentives increased approximately $13.2 million from the prior year. Excluding the impact of these incentives, the remaining increases in Gain on Sale of Borrower Loans for the year ended December 31, 2022, as compared to 2021, were primarily due to increases in the volume of whole loans sold due to higher originations, as discussed above.
Other Revenues
Other Revenues consists primarily of credit referral and incentive fees. Credit referral fees are earned from partner companies for the referral of customers on our platform, while incentive fees are earned from partner companies through our incentive programs. The $2.5 million, or 62%, increase in Other Revenues for the year ended December 31, 2022 as compared to 2021 was due primarily to $2.7 million in additional credit referral fees earned as a result of increased personal loan application volume directed to our credit referral partners.
Interest Income on Borrower Loans and Loans Held for Sale and Interest Expense on Notes and Warehouse Lines
We recognize Interest Income on Borrower Loans and Loans Held for Sale using the accrual method based on the stated interest rate to the extent we believe it to be collectible. We record interest expense on the corresponding Notes and Warehouse Lines based on the contractual interest rates. The interest rate on Notes is generally 1% lower than the interest rate on the corresponding Borrower Loans to compensate us for servicing the underlying Borrower Loans.
The decrease of $6.0 million, or 18%, in Total Interest Income (Expense) for the year ended December 31, 2022 as compared to 2021 was primarily due to the deconsolidation of securitized Borrower Loans, as well as the associated Notes and Certificates Issued by Securitization Trust, from our balance sheet on September 27, 2021. Net interest income from securitizations decreased approximately $8.3 million for the year ended December 31, 2022. This was partially offset by a $0.7 million increase in net interest income from Loans Held for Sale, as we increased the usage of our Warehouse Lines and the outstanding principal balance on those loans increased. The impact on net interest income from this increased usage was partially offset by a rise in market interest rates, which increased the cost of borrowing on the variable interest Warehouse Lines. Additionally, there was a $0.8 million increase in net interest income due to a decrease in the amortization of warehouse line and securitization setup costs, and a $0.7 million increase related to net interest income on Borrower Loans funded through the Note Channel.
Change in Fair Value of Financial Instruments
We record Borrower Loans, Loans Held for Sale, Notes and the Credit Card Derivative (see Note 5 of the accompanying consolidated financial statements) at fair value. Prior to the deconsolidation of our securitization variable interest entities on September 27, 2021, we also recorded Certificates Issued by Securitization Trust at fair value. Changes in the fair value of Borrower Loans funded through the Note Channel are largely offset by the changes in fair value of the Notes due to their borrower payment-dependent structure. Our obligation to pay principal and interest on Notes is equal to the loan payments, if any, that are received on the corresponding Borrower Loan, net of the servicing fee, which is generally 1.0% of the outstanding balance.
We use Warehouse Lines to finance the purchase of Loans Held for Sale for the purpose of earning Net Interest Income and contributing to securitization transactions. Loans Held for Sale consist primarily of loans held in warehouse trusts. Changes in the fair value of Loans Held for Sale are not offset by changes in fair value of Warehouse Lines because Warehouse Lines are carried at amortized cost. See Note 10 of the accompanying consolidated financial statements for more details on Warehouse Lines.

On September 27, 2021, we sold our interest in residual certificates issued by three consolidated securitizations and ceased to be the primary beneficiary. As a result, we deconsolidated these entities from our financial statements on that date, including the Borrower Loans and Certificates Issued by Securitization Trust that were carried at fair value. All necessary fair value adjustments were recorded up to the date of deconsolidation. Changes in the fair value of Borrower Loans held in consolidated securitization trusts were historically negative due to actual charge-offs but could be negative or positive due to changes in fair value adjustments that are attributable to changes in expected credit performance, prepayment rates and implied market discount rates.
We earn interest income on loans held in warehouse trusts during the period we own or consolidate the loans, which partially offsets changes in the fair value of those loans. The following table illustrates the composition of the loans held in warehouse trusts by Prosper Rating, which is an indicator of their credit quality:

	Years Ended December 31,
	2022	2021
Loans Held for Sale(1):
AA	25%	22%
A	28%	33%
B	23%	28%
C	16%	14%
D	6%	3%
E	2%	—%
HR	—%	—%
Grand Total	100%	100%
(1) The percentages are calculated as the weighted average of month-end principal balances of Loans Held for Sale by Prosper Rating.
Fair values of Borrower Loans, Loans Held for Sale and Notes are estimated using discounted cash flow methodologies based upon a set of valuation assumptions. The key assumptions used include default and prepayment rates derived primarily from historical performance, and discount rates based on estimates of the rates of return that investors would require when investing in other financial instruments with similar characteristics. For the years ended December 31, 2022 and 2021, the Change in Fair Value of Financial Instruments, Net were losses of $9.7 million and $3.2 million, respectively.

The increase in the loss for the year ended December 31, 2022 as compared to the prior year is largely driven by Loans Held for Sale. Capital markets volatility, benchmark interest rates and purchases of loans through our consolidated warehouse trusts all increased during the current period. Consistent with originations, warehouse purchases in the current period included a higher mix of loans rated C, D and E (based on Prosper Rating and as reflected in the table above) which have higher borrower rates and expected losses compared to loans rated AA, A or B, resulting in higher charge-offs and an overall greater impact on the change in fair value. Specifically, for Loans Held for Sale, the loss from changes in fair value for the year ended December 31, 2022, was $25.0 million, due to a $13.2 million loss on fair value and $11.8 million in net charge-offs. This compares to 2021, when there was a gain from changes in fair value of $0.4 million, due to fair value gains of $7.6 million, partially offset by $7.2 million in net charge-offs.
For Borrower Loans, the loss from changes in fair value was $30.4 million for the year ended December 31, 2022, which compared to a gain of $0.6 million in 2021. The loss in 2022 was attributable primarily to a $15.1 million loss on fair value and $14.8 million in net charge-offs, while the gain in 2021 was attributable primarily to a gain from fair value adjustments of $16.5 million, partially offset by net charge-offs of $15.6 million. In general, the losses in 2022 are reflective of increased capital markets volatility and benchmark interest rates during the period, while the gains recognized in the prior year were primarily due to the continued fair value recovery of Borrower Loans following the large negative adjustments recognized in 2020 as a result of the COVID-19 pandemic. In addition, the changes in fair value in 2021 were reflective of $1.7 million in gains related to securitized Borrower Loans, which were deconsolidated from our balance sheet on September 27, 2021, as discussed above.
The Credit Card Derivative is recorded at fair value and is primarily reflective of discounted future cash flows from certain features of our Credit Card program that were determined to meet the definition of freestanding derivatives, including interest income, program fees paid to our banking partner Coastal, credit losses and fraud losses. These cash flows are estimated based upon a set of valuation assumptions, including default and prepayment rates derived primarily from comparable companies and our own historical performance, and discount rates based on estimates of the rates of return that investors would require when investing in other financial instruments with similar characteristics. See Note 5 of the accompanying consolidated financial statements for further details. Fair value changes related to future cash flows underlying the Credit Card Derivative resulted in a gain of $9.8 million, and the net impact of realized transactions totaled $4.3 million for the year ended December 31, 2022. These increases were primarily due to the growth in the underlying portfolio since the Credit Card launched at the end of 2021.
We recognized a loss of $6.1 million in 2021 related to the Certificates Issued by Securitization Trust, which are no longer on our balance sheet. The gain on changes in fair value from Notes of $30.8 million for the year ended December 31, 2022 is generally consistent with the negative fair value adjustments and charge-offs related to the Borrower Loans, as discussed above.
We also hold a swaption to limit our exposure to fluctuations in LIBOR due to our PWIT Warehouse Line, which bears interest at LIBOR plus 2.75%. For the year December, 2022, the fair value of that swaption increased $0.8 million due to the increase in market interest rates. For the year ended December 31, 2021, the change in the fair value was immaterial.

The following table details the change in fair value of our financial instruments for the years ended December 31, 2022, 2021 and 2020, respectively (in thousands):

	Years Ended December 31,
	2022	2021	2020
Assets:
Borrower Loans	$(30,436)	$595	$(48,620)
Loans Held for Sale	(24,967)	422	(11,883)
Credit Card Derivative (includes gains from settled transactions)	14,079	—	—
LIBOR rate swaption (included in Prepaid and Other Assets)	782	(58)	(6)

Liabilities:
Notes	30,830	1,910	19,664
Certificates Issued by Securitization Trust	—	(6,110)	6,679
Total	$(9,712)	$(3,241)	$(34,166)
Expenses
The following table summarizes our expenses for the years ended December 31, 2022, 2021 and 2020 (dollar amounts in thousands):

	Years Ended December 31,
	2022	2021	$ Change	% Change	2021	2020	$ Change	% Change
Expenses:
Origination and Servicing	$56,457	$35,056	$21,401	61%	$35,056	$29,897	$5,159	17%
Sales and Marketing	81,896	35,065	46,831	134%	35,065	29,259	5,806	20%
General and Administrative - Research and Development	20,670	17,172	3,498	20%	17,172	14,925	2,247	15%
General and Administrative - Other	62,988	55,950	7,038	13%	55,950	48,459	7,491	15%
Change in Fair Value of Convertible Preferred Stock Warrants	(84,595)	138,622	(223,217)	n/m	138,622	(37,677)	176,299	n/m
Gain on Forgiveness of PPP Loan	(8,604)	—	(8,604)	n/a	—	—	—	n/a
Loss on Deconsolidation of VIEs	—	1,494	(1,494)	n/m	1,494	—	1,494	n/m
Impairment Expense	—	—	—	n/a	—	445	(445)	n/m
Interest Expense on Term Loan	1,527	—	1,527	n/a	—	—	—	n/a
Other Income, Net	(1,335)	(463)	(872)	n/m	(463)	(639)	176	(28)%
Total Expenses	$129,004	$282,896	$(153,892)	(54)%	$282,896	$84,669	$198,227	234%
n/a: not applicable
n/m: not meaningful
The following table reflects full-time employees as of December 31, 2022, 2021 and 2020 by functional area:

	December 31,
	2022	2021	2020
Origination and Servicing	166	121	119
Sales and Marketing	30	20	15
General and Administrative - Research and Development	104	101	93
General and Administrative - Other	168	142	126
Total Headcount	468	384	353

Origination and Servicing
Origination and Servicing costs consist primarily of salaries, benefits and stock-based compensation expense related to our capital markets, collections, customer support and payment processing employees and vendor costs associated with facilitating and servicing loans and our Credit Card product. The increase for the year ended December 31, 2022 of $21.4 million, or 61%, as compared to 2021 was primarily due to a $18.1 million combined increase in loan servicing and origination costs, consistent with the increase in originations discussed above. Included in that increase is a $3.1 million increase in third-party servicing costs associated with our Credit Card product. Additionally, compensation expense increased $2.3 million, driven primarily by increased headcount, and internal-use software amortization increased $1.0 million due to the deployment of various marketplace features over the past two years.
Of the total Origination and Servicing costs for the years ended December 31, 2022 and 2021, approximately $7.9 million and $0.3 million, respectively related specifically to our Credit Card product.
Sales and Marketing
Sales and Marketing costs consist primarily of affiliate marketing, search engine marketing, online and offline campaigns, email marketing, public relations and direct mail marketing, as well as compensation expenses such as wages, benefits and stock-based compensation for the employees who support these activities. For the year ended December 31, 2022, the increase of $46.8 million, or 134%, from the prior year was due to an overall increase in marketing and advertising, including marketing partnership costs of $35.3 million, direct mail costs of $6.6 million and digital advertising spend of $2.7 million. Additionally, compensation expense increased $1.8 million, due primarily to increased headcount, and marketing consulting expenses increased $0.3 million.
Of the total Sales and Marketing costs for the years ended December 31, 2022 and 2021, approximately $12.6 million and $0.7 million, respectively, related specifically to our Credit Card product.
General and Administrative – Research and Development
General and Administrative – Research and Development costs consist primarily of salaries, benefits and stock-based compensation expense related to our engineering and product development employees, as well as related vendor costs. The increase in General and Administrative – Research and Development for the year ended December 31, 2022 of $3.5 million, or 20%, as compared to 2021 was due primarily to a $2.7 million increase in compensation expense and a $1.9 million increase in outsourced services, primarily related to headcount additions for the development of various platform features and our Credit Card product. These increases were partially offset by additional capitalized internal-use software and web development costs. Specifically, these capitalized costs were $11.0 million and $9.8 million for the years ended December 31, 2022 and 2021, respectively.
Of the total General and Administrative - Research and Development costs for the years ended December 31, 2022 and 2021, approximately $2.0 million and $1.5 million, respectively, related specifically to our Credit Card product. These amounts are presented net of $1.8 million and $2.6 million, respectively, of capitalized internal-use software and web development costs.
General and Administrative – Other
General and Administrative – Other expenses consist primarily of salaries, benefits and stock-based compensation expense related to our accounting and finance, risk, legal, compliance, human resources and facilities employees, professional fees related to legal and accounting and facilities expenses. The increase in General and Administrative - Other for the year ended December 31, 2022 of $7.0 million, or 13%, as compared to 2021 was due primarily to a $4.4 million increase in compensation expense, driven primarily by increased headcount. We also utilized additional outside contractors, resulting in a $0.3 million increase in outsourced services. There was also a $2.0 million increase in facilities and maintenance costs, due in part to our employees beginning to return to the office at the start of 2022, as well as increased usage of software licenses and subscriptions. Various other expenses generally related to the growth in the business and return to the office, such as travel, recruiting, office costs, insurance and state franchise taxes, increased a combined $1.2 million from the prior year. These increases were partially offset by a $1.2 million decrease in professional services, as there were additional initiatives in the prior year that did not recur in 2022, including those related to the launch of our Credit Card product.
Of the total General and Administrative - Other costs for the years ended December 31, 2022 and 2021, approximately $3.5 million and $1.4 million, respectively, related specifically to our Credit Card product.
Change in Fair Value of Convertible Preferred Stock Warrants
Change in Fair Value of Convertible Preferred Stock Warrants was a gain of $84.6 million for the year ended December 31, 2022 due to a decrease in the fair value of the underlying Convertible Preferred Stock in 2022.

Change in Fair Value of Convertible Preferred Stock Warrants was a loss of $138.6 million for the year ended December 31, 2021 due to an increase in the fair value of the underlying Convertible Preferred Stock in 2021.
Gain on Forgiveness of PPP Loan
As discussed in Note 10 of the accompanying consolidated financial statements, on March 21, 2022, we were notified by the SBA that all principal and interest under our PPP loan, totaling $8.6 million, was forgiven through a full forgiveness payment made on March 15, 2022 by the SBA to the lender of our PPP loan. As a result, we recognized the entire forgiven principal and interest as Gain on Forgiveness of PPP Loan for the year ended December 31, 2022.
Loss on Deconsolidation of VIEs
We sold our holdings of residual certificates issued by three consolidated securitization trust VIEs to an unrelated third party on September 27, 2021. As a result of that sale, we determined that we were no longer the primary beneficiary of those VIEs and they were deconsolidated on that date. We recognized a loss on deconsolidation totaling $1.5 million, which consisted of the $4.1 million in cash consideration received for the sale of the residual certificates, less net assets deconsolidated of $5.6 million.
Interest Expense on Term Loan
We incurred $1.5 million in interest costs for the year ended December 31, 2022 related to the Term Loan we closed with a third-party financial institution in November 2022. Refer to Note 10 of the accompanying consolidated financial statements for further information on the Term Loan, including details of the interest rates.
Other Income, Net
Other Income, Net was $1.3 million for the year ended December 31, 2022 and primarily consists of sublease income, interest income on cash and cash equivalents and other miscellaneous items. The increase of $0.9 million in Other Income, Net for the year ended December 31, 2022, as compared to 2021 was primarily due to a $0.4 million increase in sublease income, and a $0.5 million increase in interest income.
Non-GAAP Financial Measure
Adjusted EBITDA is a non-GAAP financial measure that we define as Net Income (Loss) adjusted for interest income on Cash and Cash Equivalents, Interest Expense on Term Loan, Income Tax Expense, depreciation and amortization, impairment of long-lived assets and Goodwill, stock-based compensation expense, Change in Fair Value of Convertible Preferred Stock Warrants and certain infrequent or unusual transactions. The presentation of non-GAAP financial measures should not be considered in isolation or as a substitute for our financial results prepared in accordance with GAAP.
We consider Adjusted EBITDA to be a helpful indicator of the operational strength and performance of our business and a good measure of our historical operating trends. Management uses Adjusted EBITDA to, among other things, understand and compare operating results across accounting periods, evaluate our operations and financial performance and for internal planning and forecasting purposes. Inclusion of Adjusted EBITDA is intended to provide investors insight into the manner in which management views the performance of the Company, enhance investors’ evaluation of our operating results, and to facilitate meaningful comparisons of our results between periods. This non-GAAP financial measure should not be considered an alternative to, or more meaningful than, the GAAP financial information provided herein.
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
•Adjusted EBITDA does not reflect interest and tax payments that may represent a reduction in cash available to us; and
•Other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.
The major non-GAAP adjustments, and our basis for excluding them, are outlined below:

•Changes in the fair value of convertible preferred stock warrants liability: We exclude these fair value changes primarily because they are non-cash items and the fair value varies based on the fair value of the underlying preferred stock, varying valuation methodologies and subjective assumptions. Their inclusion makes the comparison of our current financial results to previous and future periods difficult to evaluate.
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
•Interest Expense on Term Loan: We incur interest expense on the Term Loan we closed in November 2022, which is more fully described in Note 10 of the accompanying consolidated financial statements. Proceeds from the Term Loan are used to fund the operations of the business at our discretion, within certain limitations. This may include, but is not limited to, making investments in our Credit Card product, investing in loans held in our warehouse facilities or meeting operational obligations. We exclude this interest expense as it is based on the overall financing structure of PMI. This differs from Interest Expense on Notes and Warehouse Lines (part of Total Net Revenues), as the proceeds from those instruments are used exclusively for the purposes of purchasing loans on our marketplace.
The following table presents a reconciliation of Net (Loss) Income to Adjusted EBITDA for each of the periods indicated (in thousands):

	Years Ended December 31,
	2022	2021	2020
Net Income (Loss)	$70,582	$(138,341)	$18,551
Depreciation expense:
Origination and Servicing	8,132	7,167	5,830
General and Administrative - Other	2,656	2,501	2,300
Amortization of Intangibles	136	172	219
Stock-Based Compensation	1,326	1,136	1,913
Change in Fair Value of Convertible Preferred Stock Warrants	(84,595)	138,622	(37,677)
Gain on Forgiveness of PPP Loan	(8,604)	—	—
Loss on Deconsolidation of VIEs	—	1,494	—
Impairment Expense	—	—	445
Interest Income on Cash and Cash Equivalents	(511)	(8)	(184)
Interest Expense on Term Loan	1,527	—	—
Income Tax Expense	295	71	16
Adjusted EBITDA	$(9,056)	$12,814	$(8,587)

The decrease in Adjusted EBITDA for the year ended December 31, 2022, as compared to 2021, is primarily reflective of (a) changes in the fair value of Loans Held for Sale due to capital markets volatility and higher interest rates, (b) incentives provided to whole loan investors driven by market volatility and incentives offered by competitors and (c) additional investments in our Credit Card product.

Expenses on the Consolidated Statement of Operations include the following amounts of stock-based compensation expense for the periods presented (in thousands):

	Years Ended December 31,
	2022	2021	2020
Servicing and Origination	$134	$123	$35
Sales and Marketing	118	62	69
General and Administrative	1,074	951	1,809
Total Stock-Based Compensation Expense	$1,326	$1,136	$1,913
Segment Net Revenues and Segment Adjusted EBITDA
Refer to Note 20 of the accompanying consolidated financial statements for information on our segment reporting. The following table summarizes our segment net revenues and segment Adjusted EBITDA for the years ended December 31, 2022, 2021 and 2020 (dollar amounts in thousands). For the year ended December 31, 2020, all net revenues and Adjusted EBITDA relate to our Personal Loan and Home Equity segments, as our Credit Card product was not launched until December 2021.

	Years Ended December 31,
	2022	2021	Change	% Change	2021	2020	Change	% Change
Segment Net Revenues
Personal Loan	$180,717	$143,670	$37,047	26%	$143,670	$102,979	$40,691	40%
Home Equity	2,821	946	1,875	198%	946	257	689	268%
Credit Card	16,343	10	16,333	n/m	10	—	10	n/a
Total Net Revenues	$199,881	$144,626	$55,255	38%	$144,626	$103,236	$41,390	40%

Segment Adjusted EBITDA
Personal Loan	$2,053	$19,219	$(17,166)	(89)%	$19,219	$(5,106)	$24,325	n/m
Home Equity	(2,163)	(2,556)	393	15%	(2,556)	(3,481)	925	27%
Credit Card	(8,946)	(3,849)	(5,097)	(132)%	(3,849)	—	(3,849)	n/a
Total Adjusted EBITDA	$(9,056)	$12,814	$(21,870)	n/m	$12,814	$(8,587)	$21,401	n/m
n/a: not applicable
n/m: not meaningful
Segment Adjusted EBITDA is our primary segment profitability metric, and is calculated as segment revenue less operating expenses that are directly attributable to the segments’ products. Refer to Note 20 of the accompanying consolidated financial statements for additional information on segments and a reconciliation of Segment Adjusted EBITDA to Net Income (Loss) Before Income Taxes.
Comparison of 2022 and 2021
Personal Loan

Personal Loan segment net revenues increased 26% to $180.7 million in 2022 from $143.7 million in 2021, primarily as a result of a $64.4 million increase in Transaction Fees, Net, due to the increase in originations during this time, as discussed above. This increase was partially offset by a $8.2 million decrease in Gain on Sale of Borrower Loans, due primarily to additional incentives provided to whole loan investors driven by market volatility and incentives offered by competitors. There was also a $20.6 million decrease in net revenues from Change in Fair Value of Financial Instruments, Net, due primarily to volatility in the capital markets and higher interest rates, which led to negative fair value adjustments on the loans we hold in consolidated warehouse trusts.
Adjusted EBITDA associated with the Personal Loan segment decreased 89% to $2.1 million in 2022 from $19.2 million in 2021, which is primarily reflective of the net revenues discussed above and higher operating expenses to support the higher originations.
Home Equity
Home Equity segment net revenues increased 198% to $2.8 million in 2022 from $0.9 million in 2021 due to increased broker fees from our partner Spring EQ.
Home Equity Adjusted EBITDA was a loss of $2.2 million in 2022, which is reflective of the net revenues discussed above, offset by our continued investments in the Home Equity product, particularly with regards to operations and marketing. In 2021, Home Equity Adjusted EBITDA was a loss of $2.6 million and consisted primarily of the net revenues reflected above, offset by research and development expenses, operations costs and professional fees incurred to ramp up the product after establishing our partnership with Spring EQ in October 2020.
Credit Card
Credit Card net revenues in 2022 of $16.3 million are primarily reflective of (a) $14.1 million in fair value gains on our Credit Card Derivative and (b) $7.0 million in transaction fees, partially offset by (c) a $3.7 million increase in the servicing obligation related to the Credit Card portfolio. Because we launched our Credit Card product in December 2021, Credit Card segment net revenues were not material in 2021.
Adjusted EBITDA associated with Credit Card was a loss of $8.9 million in 2022, which is reflective of the net revenues discussed above, offset by our continued investments in the Credit Card product’s success, particularly with regards to research and development expenses, operations and marketing. In 2021, Credit Card Adjusted EBITDA was a loss of $3.8 million and consisted primarily of research and development expenses and professional fees incurred to prepare the product for launch in December 2021.
Comparison of 2021 and 2020
Personal Loan
Personal Loan segment net revenues increased 40% to $143.7 million in 2021 from $103.0 million in 2020, primarily as a result of a $21.4 million increase in Transaction Fees, Net, due to an increase in originations during this time, as discussed in the 10-K for the year ended December 31, 2021. There was also a $30.9 million increase in net revenues attributable to Change in Fair Value of Financial Instruments, largely due to the recovery from the economic impact of the COVID-19 pandemic, which resulted in significant negative fair value adjustments to our borrower loans and other financial instruments in 2020. These increases were partially offset by a $11.7 million decrease in Total Interest Income (Expense), Net, due primarily to a lower outstanding principal balance of securitized Borrower Loans (prior to their deconsolidation from the balance sheet on September 27, 2021) year-over-year.
Adjusted EBITDA associated with the Personal Loan segment increased to $19.2 million in 2021 from a loss of $5.1 million in 2020, which is primarily reflective of the gains from Change in Fair Value of Financial Instruments discussed above, partially offset by an increase in Personal Loan operating expenses to support the higher originations.
Home Equity
Home Equity segment net revenues increased 268% to $0.9 million in 2021 from $0.3 million in 2020, as we established our partnership with Spring EQ in October 2020 and began to generate higher broker fees.

Adjusted EBITDA associated with Home Equity was a loss of $2.6 million and $3.5 million in 2021 and 2020, respectively, which are reflective of the net revenues discussed above, offset by investments made in the Home Equity product leading up to and following the start of the Spring EQ partnership, particularly with regards to research and development expenses, operations costs and professional fees.
Credit Card
Refer above for the discussion of Credit Card net revenues and Adjusted EBITDA in 2021. Because the product did not launch until December 2021, there was no activity in 2020.
LIQUIDITY AND CAPITAL RESOURCES
We believe our liquidity needs for the next twelve months, and for the foreseeable future beyond that period, can be met through transaction fees, servicing fees, net interest income, other revenue, proceeds from sales of loans, draws on warehouse lines, realized gains on the Credit Card Derivative, proceeds from our Term Loan and Cash and Cash Equivalents. For further details related to our Term Loan and warehouse lines, see Note 10 of the accompanying consolidated financial statements. The table in the section titled “Contractual Obligations” below summarizes our current and long-term material cash requirements as of December 31, 2022. Management monitors our financial results and operations. If the financial results anticipated are not achieved or we fail to maintain compliance with the debt covenants under our Term Loan, our sources of liquidity may not be sufficient to meet our operating and liquidity requirements without obtaining additional liquidity which may not be available on favorable terms or at all.
The following table summarizes our cash flow activities for the periods presented (in thousands):

	Year Ended December 31,
	2022	2021	2020
Net Income (Loss)	$70,582	$(138,341)	$18,551

Net cash (used in) provided by operating activities	$(334,902)	$113,563	$(32,334)
Net cash (used in) provided by investing activities	(95,865)	(7,178)	137,655
Net cash provided by (used in) financing activities	391,751	(84,628)	(111,861)
Net (decrease) increase in Cash, Cash Equivalents and Restricted Cash	(39,016)	21,757	(6,540)
Cash, Cash Equivalents and Restricted Cash at the beginning of the period	235,625	213,868	220,408
Cash, Cash Equivalents and Restricted Cash at the end of the period	$196,609	$235,625	$213,868
Cash, Cash Equivalents and Restricted Cash decreased by $39.0 million for the year ended December 31, 2022, based on the following components:
Operating Activities: $334.9 million in cash was used in operating activities, driven by (a) $279.8 million in net purchases of Loans Held for Sale, (b) $54.2 million in cash used for working capital, primarily due to the timing of payments to investors and third-party vendors and (c) $1.0 million in net income, net of non-cash items. Non-cash items include the $8.6 million Gain on Forgiveness of PPP Loan, which is more fully described in Note 10 of the accompanying consolidated financial statements.
Investing Activities: $95.9 million in cash was used in investing activities due to (a) $284.9 million in purchases of Borrower Loans, and (b) $13.1 million in purchases of property and equipment, primarily consisting of internal-use software, partially offset by (c) $202.1 million from sales and principal payments of Borrower Loans.
Financing Activities: $391.8 million in cash was provided by financing activities, due primarily to (a) $235.9 million in proceeds from Warehouse Lines, (b) $82.8 million in proceeds from issuance, net of payments, on Notes, at Fair Value and (c) $73.5 million in proceeds from the Term Loan (Note 10), partially offset by (d) $0.4 million in debt issuance costs associated with the Term Loan.
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
The Inflation Reduction Act enacted on August 16, 2022 introduced new provisions including a corporate book minimum tax effective for us beginning in 2024 and an excise tax on net stock repurchases made after December 31, 2022. While we do not anticipate these changes to be significant, they could impact our consolidated financial position. We will continue to monitor as new information and guidance becomes available.
Off-Balance Sheet Arrangements
As a result of retaining servicing rights on the sale of Borrower Loans, we are an interest holder in certain special purpose entities that purchase these Borrower Loans. None of these special purpose entities are consolidated as we are not the primary beneficiary. Other than these special purpose entities, as of December 31, 2022, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements or other purposes.
Contractual Obligations
As of December 31, 2022, the following table summarizes our contractual obligations and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Term Loan	$75,193	$—	$—	$75,193	$—
Operating lease obligations	21,777	3,715	8,908	7,743	1,411
WebBank purchase obligations	6,000	6,000	—	—	—
WebBank minimum origination fees	2,500	1,200	1,300	—	—
Total contractual obligations	$105,470	$10,915	$10,208	$82,936	$1,411
Term Loan
As discussed in Note 10 of the accompanying consolidated financial statements, the full principal balance and any unpaid interest on the Term Loan is payable upon maturity in November 2026. We incur daily interest that is payable at the end of each month, as well as payment-in-kind interest that is added to the outstanding principal balance if it remains unpaid at the end of the month.
WebBank Purchase Obligations
Under our loan account program with WebBank, a Utah-charted industrial bank that serves as our primary issuing bank, WebBank retains ownership of loans facilitated through our marketplace for two business days after origination. As part of this arrangement, we have committed to purchase the loans at the conclusion of the two business days.
WebBank Minimum Origination Fees
We are required to pay WebBank a minimum fee to the extent monthly loan originations due to not meet certain contractual thresholds. This obligation is more fully discussed in Note 16 of the accompanying consolidated financial statements.
CRITICAL ACCOUNTING POLICIES
The accounting policies discussed below reflect our most significant judgments, assumptions and estimates which we believe are critical in understanding and evaluating our reported financial results including fair value measurements of (i) Borrower Loans, Loans Held for Sale and Notes; (ii) Loan Servicing Asset and Credit Card Servicing Obligation; (iii) Credit Card Derivative and (iv) Convertible Preferred Stock Warrants. These judgments, estimates and assumptions are inherently subjective in nature and actual results may differ from these estimates and assumptions, and the differences could be material. For a full description of all accounting policies adopted by us, please see Note 2 to our consolidated financial statements.
Valuation of Borrower Loans, Loans Held for Sale and Notes
We have elected the fair value option for Borrower Loans, Loans Held for Sale and Notes. We primarily use a discounted cash flow model to estimate the fair value of Borrower Loans, Loans Held for Sale and Notes. The key assumptions used in the valuation include default rates and prepayment rates derived from historical performance and discount rates that reflect estimates of the rates of return that investors would require when investing in financial instruments with similar characteristics. All these assumptions require significant management judgment. For further information on fair value measurement of Borrower Loans, Loans Held for Sale and Notes, refer to Note 7 - Fair Value of Assets and Liabilities of the accompanying notes to our consolidated financial statements.
Valuation of Loan Servicing Asset and Credit Card Servicing Obligation
We have elected to adopt the fair value method to measure the loan Servicing Asset for all classes of Servicing Assets subsequent to initial recognition. We use a discounted cash flow model to estimate the fair value of the loan Servicing Assets, which incorporates observable inputs such as the contractual servicing fee revenue that we earn on the Borrower Loans and the current principal balances of the loans, as well as significant unobservable inputs such as the estimated market servicing rate to service such loans, the prepayment rates, the default rates and the discount rate. For further information on fair value measurement of the loan Servicing Assets, refer to Note 6 - Servicing Assets and Note 7 - Fair Value of Assets and Liabilities of the accompanying notes to our consolidated financial statements.
Similarly, we are responsible for servicing the entire portfolio related to our Credit Card product, and recognize a servicing obligation liability to the extent servicing fees we expect to earn do not exceed the estimated market servicing rate a market participant would require to service the portfolio. We again use a discounted cash flow model to estimate the fair value of the Credit Card Servicing Obligation which incorporates observable inputs such as the contractual servicing fee revenue that we earn on the Credit Card portfolio and the current principal balances of the credit cards, as well as significant unobservable inputs such as the estimated market servicing rate to service such portfolio, the prepayment rates, the default rates and the discount rate. For further information on fair value measurement of the Credit Card Servicing Obligations, refer to Note 5 - Credit Card and Note 7 - Fair Value of Assets and Liabilities of the accompanying notes to our consolidated financial statements.
Valuation of Credit Card Derivative
We evaluated the terms of the Credit Card program agreement and determined that it contained features that met the definition of derivatives under U.S. GAAP. These features are freestanding financial instruments, and have been valued separately as derivatives. A right of offset exists between the derivatives, and they are presented net on the accompanying consolidated balance sheets. We use a discounted cash flow model to estimate the fair value of the various components of the Credit Card Derivative. The key assumptions used in the valuation include default and prepayment rates derived primarily from relevant market data and historical performance, adjusted as necessary based on the perceived credit risk of the underlying cardholder. In addition, discount rates based on estimates of the rates of return that investors would require when investing in similar credit card portfolios are applied to the individual freestanding derivatives. For further information on fair value measurement of the Credit Card Derivative, refer to Note 5 - Credit Card and Note 7 - Fair Value of Assets and Liabilities of the accompanying notes to our consolidated financial statements.
Valuation of Convertible Preferred Stock Warrants
Convertible Preferred Stock Warrants primarily consist of warrants to purchase Series E and Series F Convertible Preferred Stock. Series F Warrants were issued to the Consortium and vested when the Consortium purchased whole loans under the Consortium Purchase Agreement, which ended in May 2019.
We estimate the fair value of the Series E and Series F Warrants using valuation methods appropriate at each balance sheet date. Generally, this includes determining the business enterprise value of the Company using methods that may include a discounted cash flow model, comparable public company analysis, and comparable acquisition analysis, which require significant management judgment. Additionally, we review and consider any recent transactions involving the Company's equity in determining whether such transactions should be considered in the valuation. Once the business enterprise value has been estimated, an option pricing model is used to allocate the value to the various classes of our equity. The concluded per share value for the Series E and Series F Convertible Preferred Stock Warrant is then determined using a Black-Scholes option pricing model that requires us to make key assumptions such as volatility and expected warrant term. For further information on fair value measurement of the Convertible Preferred Stock Warrants, refer to Note 7 - Fair Value of Assets and Liabilities and

Note 12 - Convertible Preferred Stock, Convertible Preferred Stock Warrant Liability and Common Stock of the accompanying notes to our consolidated financial statements.
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
Results of Operations
Overview
The following table summarizes Prosper Funding’s net income for the years ended December 31, 2022, December 31, 2021 and December 31, 2020 (in thousands):

	Year Ended December 31,
	2022	2021	Change	% Change	2021	2020	Change	% Change
Total Net Revenues	$86,987	$62,757	$24,230	39%	$62,757	$52,153	$10,604	20%
Total Expenses	83,464	59,547	23,917	40%	59,547	50,752	8,795	17%
Net Income	$3,523	$3,210	$313	10%	$3,210	$1,401	$1,809	129%

Total revenues for the year ended December 31, 2022 increased $24.2 million, or 39%, from the year ended December 31, 2021, primarily due to increased administration fee revenue driven by an increase in the number of loan listings on our marketplace during the period, as well as an increase in incentives provided to whole loan investors (for which PFL bills PMI). Because of the growth in our servicing book (in line with the increase in whole loan originations from the prior year), there was a resulting increase in Servicing Fees, Net. Additionally, we reduced spend on external collection agencies, reflecting the general economic recovery since the start of the COVID-19 pandemic, which also resulted in an increase in Servicing Fees, Net. These increases were partially offset by a decrease in the Gain on Sale of Borrower Loans, due to the increase in incentives provided to whole loan investors. Because these incentives are reimbursed through the administration fee revenue, there is no net impact on total net revenues. Finally, due to volatility in the capital markets and an increase in benchmark interest rates, total net revenues from Change in Fair Value of Financial Instruments, Net decreased as compared to the prior year by approximately $0.4 million. Total expenses for the year ended December 31, 2022 increased $23.9 million, or 40%, from 2021, primarily due to an increase in the number of loans funded during the period, which resulted in increased administration fee expense. The increases in loan listings and originations are due to an improved competitive and pricing environment, as well as more normalized underwriting requirements, reflecting the general economic recovery since the start of the COVID-19 pandemic.

Revenues
The following table summarizes Prosper Funding’s revenue for the years ended December 31, 2022, 2021 and 2020 (dollars in thousands):

	Year Ended December 31,
	2022	2021	Change	% Change	2021	2020	Change	% Change
REVENUES:
Operating Revenues:
Administration Fee Revenue – Related Party	$60,256	$34,017	$26,239	77%	$34,017	$21,618	$12,399	57%
Servicing Fees, Net	20,641	15,770	4,871	31%	15,770	20,791	(5,021)	(24)%
Gain on Sale of Borrower Loans	1,678	8,450	(6,772)	(80)%	8,450	6,430	2,020	31%
Other Revenue	894	1,312	(418)	(32)%	1,312	552	760	138%
Total Operating Revenues	83,469	59,549	23,920	40%	59,549	49,391	10,158	21%

Interest Income on Borrower Loans	45,289	36,952	8,337	23%	36,952	36,765	187	1%
Interest Expense on Notes	(42,165)	(34,514)	(7,651)	22	(34,514)	(34,457)	(57)	—%
Total Interest Income (Expense), Net	3,124	2,438	686	28%	2,438	2,308	130	6%
Change in Fair Value of Financial Instruments, Net	394	770	(376)	(49)%	770	454	316	70%
Total Net Revenues	$86,987	$62,757	$24,230	39%	$62,757	$52,153	$10,604	20%
Administration Fee Revenue - Related Party
We primarily generate revenues through license fees we earn under our Administration Agreement with PMI. The Administration Agreement contains a license we grant to PMI that entitles PMI to use the marketplace for, and in relation to: (i) PMI’s performance of its duties and obligations under the Administration Agreement, and (ii) PMI’s performance of its duties and obligations to WebBank under the Loan Account Program Agreement. The Administration Agreement requires PMI to pay us a monthly license fee that is partially based on the number of loan listings posted on the marketplace in that month, as well as a fee based on incentives provided to investors to incentivize the purchase of Borrower Loans from PFL. The increase in Administrative Fee Revenue of $26.2 million for the year ended December 31, 2022 as compared to in 2021 was primarily due to an increase in loan listings generated on the marketplace, as well as an increase in incentives provided to whole loan investors, as discussed above.

Servicing Fees, Net
Investors who purchase Borrower Loans through the Whole Loan Channel typically pay us a servicing fee which is currently set at 1.0% per annum of the outstanding principal balance of the Borrower Loan prior to applying the current payment, plus an additional 0.075% per annum to cover the Loan Trailing Fee. The Servicing Fee compensates us for the costs incurred in servicing the Borrower Loan, including managing payments from borrowers, managing payments to investors and maintaining investors’ account portfolios. We record Servicing Fees from investors as a component of operating revenues when received. We also include any collection fees received, net of collection agency expenses, in Servicing Fees, Net.
The increase in Servicing Fees of $4.9 million in the year ended December 31, 2022 as compared to 2021 was largely due to the growth of the servicing book as compared to the prior year, which resulted in approximately $3.1 million in additional Servicing Fees. This is generally in line with the increase in originations during this time. In addition, approximately $1.0 million of the increase was also due to our reduced spend on external collection agencies. We utilized these agencies more in the prior year to address enhanced collection efforts required due to the COVID-19 pandemic. Finally, $0.7 million of the increase related to collection and debt sale fees, due primarily to an increase in charge-offs from the prior year.
Gain on Sale of Borrower Loans
Gain on Sale of Borrower Loans consists of gains on Borrower Loans sold through the Whole Loan Channel, net of any incentives provided to investors at the time of sale. For the year ended December 31, 2022, PFL recognized a gain of $1.7 million, a decrease of $6.8 million from 2021. This decrease was primarily due to additional incentives provided to whole loan investors, due to market volatility and incentives offered by competitors. These incentives resulted in a $13.2 million decrease in Gain on Sale of Borrower Loans as compared to 2021, which was partially offset by a $6.6 million increase due to net gains recognized on whole loan originations.
Other Revenues
Other Revenues consists primarily of incentive fees, which are earned from partner companies through our incentive programs. The $0.4 million decrease in Other Revenues for the year ended December 31, 2022, as compared to 2021, is primarily due to a decrease in these incentive fees, as we terminated an incentive program at the end of June 2022.
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
Overall, the $0.7 million increase in net interest income for the year ended December 31, 2022, as compared to 2021, was due to an increase in the outstanding principal balance of Borrower Loans and Notes during these periods.
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
The following table summarizes the fair value adjustments for the years ended December 31, 2022, 2021 and 2020 respectively (in thousands):

	Year Ended December 31,
	2022	2021	2020
Borrower Loans	$(30,436)	$(1,141)	$(19,210)
Notes	30,830	1,911	19,664
Total	$394	$770	$454
In general, the decrease in the gain on Change in Fair Value of Financial Instruments, Net for the year ended December 31, 2022, is reflective of increased capital markets volatility and benchmark interest rates during the period, while the gains recognized in the prior year were primarily due to the continued fair value recovery of Borrower Loans following the large negative adjustments recognized in 2020 as a result of the COVID-19 pandemic.
Expenses
The following table summarizes Prosper Funding’s expenses for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2022	2021	Change	% Change	2021	2020	Change	% Change
Expenses:
Administration Fee – Related Party	$74,382	$52,641	$21,741	41%	$52,641	$45,472	$7,169	16%
Servicing	8,472	6,409	2,063	32%	6,409	4,900	1,509	31%
General and Administrative	610	497	113	23%	497	380	117	31%
Total Expenses	$83,464	$59,547	$23,917	40%	$59,547	$50,752	$8,795	17%
Administration Fee Expense - Related Party
Pursuant to our Administration Agreement with PMI, PMI manages the marketplace on our behalf. Accordingly, each month we are required to pay PMI (a) a corporate administration fee of $500,000 per month, (b) a fee for each Borrower Loan originated through the marketplace, (c) 62.5% of all Servicing Fees collected by us or on our behalf, and (d) all nonsufficient funds fees collected by us or on our behalf. The increase in Administration Fee expense of $21.7 million for the year ended December 31, 2022, as compared to 2021, was due to increased origination volume of Borrower Loans for the current periods. In general, the Administrative Fee Expense will not fluctuate directly in line with the Administrative Fee Revenue due to both the flat corporate administrative fee, as well as the fact that we pay fees for three different services, but receive a fee based only the number of loans listed on the platform.
Servicing
Servicing costs consist primarily of vendor and borrower costs, as well as depreciation of internal-use software associated with servicing Borrower Loans. The increase in Servicing costs for the year ended December 31, 2022, as compared to 2021, was primarily driven by the increase in originations and the depreciation of internal-use software during this time.
General and Administrative
General and Administrative costs consist primarily of bank service charges and professional fees. The change in General and Administrative costs for the year ended December 31, 2022, as compared to 2021 was not significant.

LIQUIDITY AND CAPITAL RESOURCES
We anticipate that our available funds and cash flow from operations will be sufficient to meet our operational cash needs for at least the next 12 months.

The following table summarizes our cash flow activities for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Years Ended December 31,
	2022	2021	2020
Net Income	$3,523	$3,210	$1,401

Net cash (used in) provided by operating activities	$(57,439)	$32,685	$30,750
Net cash (used in) provided by investing activities	(90,345)	(65,416)	12,994
Net cash provided by (used in) financing activities	77,757	59,683	(20,681)
Net (decrease) increase in Cash, Cash Equivalents and Restricted Cash	(70,027)	26,952	23,063
Cash, Cash Equivalents and Restricted Cash at the beginning of the period	167,876	140,924	117,861
Cash, Cash Equivalents and Restricted Cash at the end of the period	$97,849	$167,876	$140,924

Cash, Cash Equivalents and Restricted Cash decreased by $70.0 million for the year ended December 31, 2022, based on the following components:
Operating Activities: $57.4 million in cash was used in operating activities, driven by cash used in working capital of $61.1 million, primarily due to the timing of payments to PMI and investors, partially offset by net income, net of non-cash adjustments of $3.7 million.
Investing Activities: $90.3 million net cash used in investing activities, due to $284.9 million in purchases of Borrower Loans and $7.5 million in purchases of property and equipment, partially offset by $202.1 million of principal payments under Borrower Loans.
Financing Activities: $77.8 million net cash was provided by financing activities, due to $285.1 million in proceeds from the issuance of Notes, at Fair Value, and a $0.7 million cash contribution from our parent PMI, partially offset by $202.3 million in payments for Notes, at Fair Value and $5.7 million in distributions to PMI.
Income Taxes
We incurred no income tax provision for the years ended December 31, 2022 and 2021. We are a US disregarded entity for income tax purposes and our income and loss is included in the return of our parent, PMI. Given PMI’s history of taxable losses, it is difficult to accurately forecast how Prosper’s and our results will be affected by the realization and use of net operating loss carry forwards.
Off-Balance Sheet Arrangements
As a result of retaining servicing rights on the sale of Borrower Loans, we are a variable interest holder in certain special purposes entities that purchase these Borrower Loans. None of these special interest entities are consolidated as we are not the primary beneficiary. Otherwise as of December 31, 2022, we have not engaged in any off-balance sheet financing activities.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PROSPER MARKETPLACE, INC.
Market Risk
Market risk is the risk of loss to future earnings, values, or future cash flows that may result from changes in financial market prices and interest rates.
Through the Warehouse Lines we invest in Loans Held for Sale. Investments in interest-earning instruments carry a degree of interest rate risk. Changes in U.S. interest rates affect the market value of these Loans Held for Sale on our balance sheet. Our future investment income may fall short of expectations, or we may suffer a loss in principal if we are forced to sell Loans Held for Sale that have declined in market value due to changes in interest rates, loss assumptions or overall market conditions. Recent interest rate increases, due in part to ongoing inflation and the Russia-Ukraine conflict, may increase the risks of our investments in Loans Held for Sale, and additional fluctuations in the interest rates may exacerbate such risks. Changes in the market value of Loans Held for Sale are recorded on the Consolidated Statement of Operations. The fair value of Loans Held for Sale was $499.8 million and $243.2 million as of December 31, 2022 and 2021, respectively.
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
We are also exposed to variable interest rate risk under the debt from the Warehouse Lines, which had an outstanding balance of $446.8 million and $209.3 million as of December 31, 2022 and 2021, respectively. To reduce the impact of large fluctuations in interest rates, we hedged a portion of our interest rate risk by entering into a derivative agreement with a financial institution, which is currently in the money. The derivative agreement that we use to manage the risk associated with fluctuations in interest rates may not be able to eliminate the exposure to these changes. Interest rates are sensitive to numerous factors outside of our control, such as government and central bank monetary policy in the United States. Depending on the size of the exposures and the relative movements of interest rates, if we choose not to hedge or fail to effectively hedge our exposure, we could experience a material adverse effect on our results of operations and financial condition.
We had cash and cash equivalents of $83.4 million and $67.7 million as of December 31, 2022 and 2021, respectively. These amounts were held in various unrestricted deposits with highly rated financial institutions and short-term, highly liquid marketable securities which may include money market funds, U.S. Treasury securities, and U.S. agency securities. Cash and Cash Equivalents are held for working capital purposes. Due to their short-term nature, Prosper believes that it does not have any material exposure to changes in the fair value of these liquid investments as a result of changes in interest rates. Decreases in short-term interest rates will moderately reduce interest income on these Cash and Cash Equivalents. Increases in short-term interest rates will moderately increase the interest income earned on the Cash and Cash Equivalents.
Interest Rate Sensitivity
As more fully described in Note 7, Fair Value of Assets and Liabilities, of our financial statements attached to this Annual Report on Form 10-K, the combined fair value of Borrower Loans and Loans Held for Sale is $820.4 million as of December 31, 2022, determined using a weighted-average discount rate of 6.72%. The combined fair value of Borrower Loans (including securitized Borrower Loans, which were deconsolidated from our balance sheet on September 27, 2021) and Loans Held for Sale was $510.8 million as of December 31, 2021, determined using a weighted-average discount rate of 5.64%. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $8.3 million and $5.1 million in the fair value of PMI’s investment in Borrower Loans and Loans Held for Sale as of December 31, 2022 and 2021, respectively. A hypothetical 100 basis point decrease in interest rates would result in an increase of approximately $8.6 million and $5.3 million in the fair value of our investment in Borrower Loans and Loans Held for Sale as of December 31, 2022 and 2021, respectively. Any realized or unrealized gains or losses resulting from such interest rate change would be recorded in our statement of operations so long as we hold these Borrower Loans and Loans Held for Sale on our balance sheet.
A portion of the interest rate charged on our PWIT Warehouse Line is currently based on LIBOR. LIBOR has been the subject of reform and was expected to phase out by the end of fiscal 2021; however, on March 5, 2021, the ICE Benchmark Administration Limited (“ICE”) delayed the phase out of LIBOR to June 30, 2023. The consequences of the discontinuation of LIBOR cannot be entirely predicted but could impact the interest expense incurred on these debt instruments. We have negotiated alternatives to LIBOR on the PWIT Warehouse Line, which we may renegotiate before LIBOR ceases to be a widely available reference rate.

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

Prosper Funding had Cash and Cash Equivalents of $6.3 million and $10.8 million as of December 31, 2022 and 2021, respectively. These amounts were held in various unrestricted deposits with highly rated financial institutions and short term, highly liquid marketable securities which may include money market funds, U.S. treasury securities and U.S. agency securities. Cash and cash equivalents are held for working capital purposes. Due to their short-term nature, Prosper Funding believes that it does not have any material exposure to changes in the fair value of these liquid investments as a result of changes in interest rates. Decreases in short-term interest rates will moderately reduce interest income on these cash and cash equivalents, while increases in short-term interest rates will moderately increase the interest income earned on these cash and cash equivalent balances.
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
Consolidated Statements of Members' Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
In connection with the preparation of this Annual Report on Form 10-K, each Registrant’s management, under the supervision and with the participation of such Registrant’s Principal Executive Officer (PEO) and Principal Financial Officer (PFO), evaluated the effectiveness of the design and operation of such Registrant’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2022. Based upon this evaluation, the PEO and the PFO of each Registrant have concluded that these disclosure controls and procedures are effective to provide reasonable assurance that material information relating to each Registrant and its subsidiaries that is required to be disclosed in reports filed with, or submitted to, the SEC under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms, and (ii) is accumulated and communicated to management, including its PEO and PFO, as appropriate to allow timely decisions regarding required disclosure.
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
The Registrants’ management has assessed the effectiveness of the Registrants’ internal control over financial reporting as of December 31, 2022. In making this assessment the Registrants used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework (2013).” These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. Each Registrant’s assessment included documenting and evaluating the effectiveness of its internal control over financial reporting. Based on this evaluation, the person serving as each Registrant’s PEO and PFO has concluded that such Registrant’s internal controls were effective as of December 31, 2022.
Changes in Internal Control over Financial Reporting
During the fourth quarter of 2022, there were no changes in the internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Registrant's internal control over financial reporting.
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
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Prosper Marketplace, Inc.
Executive Officers, Directors and Key Employees
The following table sets forth information about PMI’s current and imminent executive officers and directors as of the date of this Annual Report on Form 10-K:

Name	Age	Position(s)
David Kimball	52	Chief Executive Officer and Chairman of the Board
Usama Ashraf	46	President and Chief Financial Officer
Edward R. Buell III	43	General Counsel, Secretary and Chief Compliance Officer
Pete Woodhouse	57	Chief Technology Officer
Jeff Killian	50	Executive Vice President of Operations
Claire A. Huang	60	Director
Thomas R. Kearney	64	Director
Peter J. deSilva	61	Director
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
Jeff Killian has served as PMI’s Executive Vice President of Operations, since August 2022. Before joining PMI, Mr. Killian was the Vice President of Customer Success at Spot Insurance, an insurtech that provides on-demand injury insurance policies. Prior to his time at Spot Insurance, Mr. Killian led Customer Operations for North America and Australia for eBay Inc. At eBay, Mr. Killian led customer experience improvements, and customer channel strategy, while also supporting the company's changes to its payments processing platform. Prior to his time at eBay, Mr. Killian spent five years at New York Life Insurance Company as the Head of Service and Operations, a role in which he oversaw the company’s shift to digital strategies and advancing the company’s customer experience capabilities. Prior to his time at New York Life Insurance Company, Mr. Killian worked in a variety of service, sales, risk management, analytics, and strategy roles at Capital One. Mr. Killian also founded a digital consulting firm, Axeom Consulting, which he operated from 2019 to 2022. Mr. Killian holds an MBA from Southern Methodist University and a Bachelor of Business Administration (Finance) degree from Baylor University.
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

Peter J. deSilva was appointed as a director of PMI in April 2021. Mr. deSilva also currently serves as a director on the Board of Directors at IRALOGIX, Inc., an IRA financial technology company, at Edelman Financial Engines, a financial planning and investment advisory company, at Infosel Financiero SA de CV, a financial technological platform and business news agency that operates in Mexico and Latin America, at Fidelity Security Life Insurance Company, an insurance services provider, and at Fidelity Security Assurance Company, a subsidiary of Fidelity Security Life Insurance Company. In addition, Mr. deSilva serves as a director on the Board of Directors and as a member of the Compensation Committee of Onepak, Inc., a logistics technology company focused on return shipment tracking. Mr. deSilva previously served as the President of TD Ameritrade’s retail business and as President of TD Ameritrade, Inc. the firms broker dealer from September 2017 to December 2020. In his role, Mr. deSilva directed all facets of the division’s business strategy and operations, and integration with Scottrade Financial Services, another leading online brokerage firm. Prior to joining TD Ameritrade, from February 2015 to August 2017, Mr. deSilva served as the President of the Retail and Institutional divisions of Scottrade Financial Services, where he was responsible for the corporate strategy and distribution, sales, digital transformation, investment management, and institutional custody functions. Mr. deSilva also served on Scottrade, Inc.’s Board of Directors from February 2015 to August 2017. Before joining Scottrade Financial Services, from 2004 to 2015, Mr. deSilva served as the President and Chief Operating Officer of UMB Financial Corporation, a financial services provider. Mr. deSilva also served on UMB Financial Corporation’s Board of Directors from February 2004 to December 2015. Prior to his time at UMB Financial Corporation, Mr. deSilva worked at Fidelity Investments, a leading online brokerage firm, where he held several leadership positions, including Senior Vice President and General Manager of Fidelity Investments’ Retail division and Senior Vice President of Fidelity Brokerage Company. Mr. deSilva holds a B.S. in Business Administration and Management from the University of Massachusetts, Dartmouth. Mr. deSilva also holds Series 7, 24, 63 and 66 licenses from the Financial Industry Regulatory Authority. PMI believes that Mr. deSilva’s financial, business and regulatory expertise give him the qualifications and skills to serve as a director.
Election of Directors
PMI’s board of directors currently consists of eight seats, with one vacancy to be filled by a designee of the Series A Holders, one vacancy to be filled by a designee of the Series A-1 Holders, one vacancy to be filled by a designee of Francisco Partners III, L.P., and one vacancy to be filled by a designee of the Series F Holders. All of the current members of PMI's board of directors were elected as directors pursuant to the terms of a voting rights agreement entered into among certain of PMI’s stockholders. In selecting the composition of its board of directors, PMI seeks to ensure that its board of directors collectively has a balance of expertise in the following areas: internet-based business, consumer financial products, business operations, and experience directing public and start-up companies. Based on these criteria, PMI believes that its board of directors has been effective in identifying diverse directors. The board of directors’ composition provisions of PMI’s voting rights agreement are still in effect. For more information regarding the terms of the voting rights agreement, see Item 13, “Certain Relationships and Related Transactions, and Director Independence.” Holders of the Notes offered through our marketplace, and the accompanying PMI Management Rights, will have no ability to elect or influence PMI’s directors or approve significant corporate transactions, such as a merger or other sale of PMI or its assets.
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
Director Independence
Because PMI’s common stock is not listed on a national securities exchange or listed in an automated inter-dealer quotation system of a national securities association or to issuers of such securities, PMI is not required to maintain a board of directors consisting of a majority of independent directors or to maintain an audit committee, nominating committee or compensation committee consisting solely of independent directors. Nevertheless, PMI’s board of directors has determined the independence of each director based on the independence criteria set forth in the listing standards of the New York Stock Exchange (“NYSE”). In making its determinations, the Board considered the current and prior relationships that each non-employee director has with us and all other facts and circumstances the board of directors deemed relevant in determining their independence, including any transactions between each director or any member of their family, and us, our senior management or our independent registered public accounting firm. Based upon information requested from and provided by each director concerning their background, employment and affiliations, including family relationships, the board of directors determined that Ms. Huang and each of Messrs. Kearney and deSilva do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the listing requirements and rules of the NYSE.
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
Under the indemnification agreements, PMI is not obligated to provide indemnification on account of any proceeding unless such person acted in good faith and in a manner reasonably believed to be in the best interests of PMI, and with respect to criminal proceedings, such person had no reasonable cause to believe their conduct was unlawful. The termination of a proceeding by judgment, settlement, or conviction or upon a plea of nolo contendere or its equivalent does not, by itself, create the presumption that such person did not satisfy the above standards. In addition, under the indemnification agreements, PMI is not obligated to provide indemnification for: (i) any proceedings or claims initiated or brought voluntarily by such person and not by way of defense, unless such indemnification is authorized by PMI, other than a proceeding to establish such person’s right to indemnification; (ii) any expenses incurred by such person with respect to any proceeding instituted by such person to enforce and interpret the terms of their indemnification agreement, unless such person is successful in such action; (iii) which payment has actually been made to or on behalf of such person under any statute, insurance policy, indemnity provision, vote or otherwise, except with respect to any excess beyond the amount paid; (iv) an accounting or disgorgement of profits pursuant to Section 16(b) of the Exchange Act, as amended, or similar provisions of federal, state or local statutory law or common law, if such person is held liable therefor (including pursuant to any settlement arrangements); and (v) any reimbursement of PMI by such person of any bonus or other incentive-based or equity-based compensation or of any profits realized by such person from the sale of securities of PMI, as required in each case under the Exchange Act, as amended (including any such reimbursements that arise from an accounting restatement of PMI pursuant to Section 304 of the Sarbanes-Oxley Act, or the payment to PMI of profits arising from the purchase and sale by such person of securities in violation of Section 306 of the Sarbanes-Oxley Act), if such person is held liable therefor (including pursuant to any settlement arrangements).

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
ITEM 11. EXECUTIVE COMPENSATION
Prosper Marketplace, Inc. - Compensation Discussion and Analysis
Overview
This section describes PMI's executive compensation objectives, compensation-setting process, executive compensation components and significant 2022 compensation decisions for PMI's named executive officers (“NEOs”). The compensation provided to PMI's NEOs for 2022 is set forth in detail in the Summary Compensation Table and other tables and the accompanying footnotes and narrative that follow this section.
PMI's named executive officers for 2022 are as follows:
•David Kimball, our Chief Executive Officer;
•Usama Ashraf, our President and Chief Financial Officer;
•Pete Woodhouse, our Chief Technology Officer;
•Edward R. Buell III, our General Counsel, Secretary and Chief Compliance Officer;
•Jeff Killian, our Executive Vice President of Operations as of August 2022; and
•Ashish Agarwal, our Chief Marketing Officer through December 16, 2022.
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
Role of Management. In setting 2022 compensation, PMI's Chief Executive Officer worked closely with the Compensation Committee in making recommendations and attending Committee meetings. Because of his daily involvement with PMI's executive team, the Chief Executive Officer was involved in the determination of compensation for all of PMI's executive officers other than himself. The Compensation Committee also delegated to the Chief Executive Officer the authority to make compensation decisions for senior management and executive officers (other than the Chief Executive Officer, Chief Financial Officer and President), subject to certain compensation limits set by the Compensation Committee.

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
Base Salary
Base salary is a fixed amount and is not tied to any metric relating to the performance of PMI's business as a whole. The base salary of each executive officer is initially established in the executive officer's offer letter and reviewed annually by the Compensation Committee. In determining base salaries for 2022, PMI's Compensation Committee, together with the Chief Executive Officer, considered the individual executive officer's scope of responsibilities, contributions, prior salary level and position (in case of a promotion), and financial and market conditions.

The following table summarizes information regarding the base salaries for PMI's named executive officers for 2022:

2022 Base Salaries
David Kimball [1]	$577,500
Usama Ashraf [2]	$469,350
Pete Woodhouse [3]	$384,375
Edward R. Buell III [4]	$351,750
Jeff Killian [5]	$330,000
Ashish Agarwal [6]	$350,000
1.In March 2022, PMI’s Compensation Committee reviewed executive base salaries and decided to increase Mr. Kimball’s annual base salary from $550,000 to $577,500.
2.In March 2022, PMI’s Compensation Committee reviewed executive base salaries and decided to increase Mr. Ashraf’s annual base salary from $447,000 to $469,350.
3.In March 2022, Mr. Woodhouse’s base salary was increased from $375,000 to $384,375.
4.In March 2022, Mr. Buell’s base salary was increased from $335,000 to $351,750.
5.In August 2022, PMI hired Mr. Killian as its Executive Vice President of Operations, with an annual base salary of $330,000.
6.In January 2022, PMI hired Mr. Agarwal as its Chief Marketing Officer, with an annual base salary of $350,000. Mr. Agarwal departed from his role as Chief Marketing Officer of PMI effective December 16, 2022.
Cash Bonuses
PMI uses cash bonuses primarily to motivate and retain senior management leaders that are critical to advancing the Company's short-term and long-term strategic goals. In 2022, we based annual NEO bonuses on both the achievement of certain Board-approved financial, operational and strategic performance objectives as well as other factors.
In January 2023, the Compensation Committee reviewed the Company’s performance and progress towards the established 2022 objectives, and approved a bonus award of up to 100% of the annual target bonus amount for each NEO.
The amounts and terms of the bonuses awarded to each of our NEOs for 2022 are disclosed below, in the sections titled “Summary Compensation Table” and “Narrative Discussion of the Summary Compensation Table and Grants of Plan-Based Awards Table.”
Long-Term Incentives
Equity Compensation. PMI has used stock options and restricted stock units (“RSUs”) as the principal components of its executive long-term incentive equity compensation. Consistent with its compensation objectives, PMI believes this approach aligns the interests of its grantees with the long-term interests of PMI’s stockholders. PMI believes that stock options and RSUs also serve as effective retention tools due to vesting requirements that are based on continued service with the company. In granting equity awards, PMI has customarily considered, among other things, the executive officers' cash compensation, the need to retain and motivate executive officers and to create a meaningful opportunity for reward predicated on the creation of long-term stockholder value, PMI's financial results, and each executive officer's individual contributions and responsibilities. The amounts and terms of the awards granted to each such NEO in 2022 are disclosed in the 2022 Grants of Plan-Based Awards table and accompanying footnotes to the table of Outstanding Equity Awards at 2022 Fiscal Year End.
Long-Term Cash Incentive Compensation. PMI’s Long-Term Cash Incentive Plan (“LTCIP”) is designed to reward our executives, including our named executive officers, for the achievement of strategic and operational objectives and the creation of long-term value. Under the LTCIP, eligible executive officers and vice presidents receive long-term cash incentive awards based on their performance during pre-established rolling two-year periods, the most recent of which ran from January 1, 2021 to December 31, 2022 (the “2021-2022 Performance Period”). Payments will be made by March 15, following the end of a performance period, unless otherwise determined by the Compensation Committee. The incentive targets range from 75% to 150% of the participant’s base salary, unless otherwise determined by the Compensation Committee. PMI’s executive officers and vice presidents are eligible to participate in the LTCIP if, as of the date the award is paid, they have been employed with PMI for at least three years, are currently full or part time employees of PMI, and are in good standing. PMI believes that the LTCIP will complement its annual equity awards by focusing its senior executives on specific long-term financial performance goals, while providing an opportunity for more immediate liquidity. In January 2023, the Compensation Committee considered the Company’s performance and progress towards its established objectives during the 2021-2022 Performance Period, and approved a payout of up to 100% of the LTCIP incentive target amount for each NEO. The amounts of the LTCIP awards paid to eligible NEOs in connection with the 2021-2022 Performance Period are set forth in the “Summary Compensation Table” below.
Employment Agreements
PMI has entered into employment arrangements with each of its NEOs, which are comprised of an offer letter and an At-Will Employment, Confidential Information, Invention Assignment and Arbitration Agreement. Each of these arrangements was approved or authorized on PMI’s behalf by the Compensation Committee or, in certain instances, its Board of Directors.
Each of the offer letters provides for “at-will” employment and sets forth the initial compensation arrangements for the NEO, generally including an initial base salary, an annual cash bonus opportunity, and an equity award. Certain of the offer letters provide for payments or an acceleration of the executive’s equity award grant upon termination of their employment in specified situations, including following a change in control. These arrangements (including potential payments and terms) are discussed in more detail in the “Narrative Discussion of the Summary Compensation Table” and “Grants of Plan-Based Awards Table” and the “Potential Payments Upon Termination or a Change In Control of PMI” sections and related tables below.
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
PMI’s 401(k) plan covers all employees meeting certain eligibility requirements. The 401(k) plan is designed to provide tax-deferred retirement benefits in accordance with the provisions of Section 401(k) of the Internal Revenue Code. Eligible employees are allowed to contribute a percentage of their eligible compensation to the 401(k) plan, up to the annual maximum as determined by the Internal Revenue Service, and PMI may make discretionary matching contributions of a portion of the employees’ eligible wage deferrals, subject to certain limitations and conditions. During the year ended December 31, 2022, PMI contributed $2.7 million to the 401(k) plan. The amount of PMI’s matching contributions for each of our NEOs is set forth in footnotes to the “Summary Compensation Table” below.

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
In the future, PMI may provide additional perquisites or other personal benefits in limited circumstances, such as where PMI believes it is appropriate to assist an individual executive in the performance of their duties and for recruitment, motivation or retention purposes.
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
In addition, PMI entered into severance and change in control agreements (the “severance agreements”) with each of Messrs. Kimball and Ashraf in November 2020 and with Mr. Woodhouse in February 2022, the terms and conditions of which restate and replace any severance arrangements set forth in their respective offer letters. Under the severance agreements, each of Messrs. Kimball, Ashraf, and Woodhouse, would be entitled to the following in the event that such officer’s employment is terminated by PMI without “cause” or by the applicable officer for “good reason” (each as defined in the severance agreement) and the officer meets certain tenure requirements as of the date of such termination: (i) a lump sum severance payment equal to one year base salary; (ii) any unpaid annual bonus and long-term cash incentive award for the year(s) preceding the year of termination; (iii) continued coverage for the participants and eligible dependents pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA”), for 12 months, unless such coverage is earlier terminated in accordance with the terms of the severance agreement; (iv) a pro-rated annual bonus payment for the year of termination; and (v) with respect to any long-term performance period under the LTCIP that commenced more than one year prior to the executive’s termination date, a pro-rated long-term cash incentive payment for the performance period in which the termination occurs. In the event that Messrs. Kimball, Ashraf, or Woodhouse, is terminated by PMI or its successor without cause or by the applicable officer for good reason and such termination occurs within 24 months following a change in control of PMI, then, subject to certain tenure requirements, such officer would be entitled to receive the severance set forth in items (i) through (iii) above, as well as such officer’s (x) target annual bonus for the year of termination; and (y) their target long-term cash incentive payment for the year of termination. Receipt of these severance benefits is conditioned on the officer’s signing a release of claims in favor of PMI.
PMI also entered into a severance agreement with Mr. Agarwal in December 2021 which contained the same terms and conditions as the severance agreements signed by Messrs. Kimball, Ashraf, and Woodhouse, provided that under the terms of Mr. Agarwal’s severance agreement, until certain tenure requirements were met, Mr. Agarwal would only be entitled to a lump sum severance payment equal to six months base salary in the event that his employment was terminated by PMI without “cause” or by him for “good reason” prior to the one year anniversary of his employment start date. Mr. Agarwal departed from his role as Chief Marketing Officer of PMI effective December 16, 2022 and as a result, the terms of his severance agreement are no longer applicable.
For additional information regarding these severance and change in control arrangements, see “Potential Payments Upon Termination or a Change in Control of PMI” below.
Compensation Risk Assessment
PMI's management evaluates and mitigates any risk that may exist relating to its compensation plans, practices and policies for all employees, including PMI's NEOs. PMI's management has concluded that PMI's compensation policies and practices do not create or promote inappropriate or excessive risk taking.

Summary Compensation Table
The following table provides information regarding the compensation earned during the years ended December 31, 2022, 2021 and 2020 by each of PMI’s named executive officers (in thousands):

	Year	Salary ($)		Bonus ($)		Option Awards ($) [1]		Non-Equity Incentive Plan Compensation ($) [6]	All Other Compensation ($) [2]	Totals ($)
Name and Principal Position
David Kimball	2022	$573		574		—		825	15	1,987
Chief Executive Officer	2021	550		550		—		731	13	1,844
	2020	498	[3]	427	[4]	220	[5]	—	12	1,157
Usama Ashraf	2022	466		396		438		670	15	1,985
President and	2021	447		373		69		600	13	1,502
Chief Financial Officer	2020	409	[3]	268	[4]	42	[5]	—	14	733
Pete Woodhouse [7]	2022	383		287		—		—	15	685
Chief Technology Officer	2021	188		141		786		—	9	1,124
Edward R. Buell III [8]	2022	349		227		—		315	15	906
General Counsel, Secretary and	2021	323		191		26		185	13	738
Chief Compliance Officer	2020	252	[3]	66	[4]	8	[5]	—	10	336
Jeff Killian [9]	2022	119		77		365		—	5	566
Executive Vice President of
Operations
Ashish Agarwal [10]	2022	316		—		2,447	[11]	—	15	2,778
Chief Marketing Officer

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
6.The amount reported reflects non-equity incentive compensation earned under the Long Term Cash Incentive Plan.
7.Mr. Woodhouse joined PMI in July 2021 as its Chief Technology Officer.
8.Mr. Buell was promoted to General Counsel and Secretary of PMI in March 2021.
9. Mr. Killian joined PMI in August 2022 as its Executive Vice President of Operations.
10.Mr. Agarwal joined PMI in January 2022 as its Chief Marketing Officer. Mr. Agarwal departed from his role as Chief Marketing Officer of PMI effective December 16, 2022.
11.Mr. Agarwal’s stock options were forfeited in their entirety in connection with his departure from PMI on December 16, 2022.

2022 Grants of Plan-Based Awards 1 , 2
The following table sets forth certain information regarding grants of plan-based awards to the listed PMI named executive officers during 2022 (dollar amounts in thousands, except per share information):

	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($) [3]
Usama Ashraf	3/25/2022	1,000,000	$0.71	$438
Jeff Killian	11/9/2022	1,675,438	$0.34	$365
Ashish Agarwal	3/25/2022	5,584,793	$0.71	$2,447
1.The following columns are intentionally omitted from this table: Estimated Future Payouts under Non-Equity Incentive Plan Awards, and Estimated Future Payouts under Equity Incentive Plan Awards.
2.The equity awards granted to NEOs in 2022 were granted under, and governed by the terms of, PMI's 2015 Equity Incentive Plan and the applicable award agreements. See the footnotes to the Outstanding Equity Awards at 2022 Fiscal Year-End table below for a description of the vesting schedule of the equity awards granted in 2022 and reported in the table above.
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
CEO Pay Ratio
In accordance with Item 402(u) of Regulation S-K, PMI is providing the following information for the year ended December 31, 2022:
•The median of total compensation of all employees, excluding our CEO: $147,155;
•The annual total compensation of our CEO: $1,987,001; and
•The ratio of CEO total compensation to median employee total compensation: 13.50 to 1.
Our CEO pay ratio information is a reasonable good faith estimate calculated in a manner consistent with the SEC pay ratio rules and methods for disclosure. In order to determine the median employee from a compensation perspective, PMI examined cash compensation (salary, wages and cash bonuses) paid for the 2022 calendar year for all employees, excluding our CEO, employed as of December 31, 2022 (the “Determination Date”). On the Determination Date, Prosper’s employee population consisted of 468 individuals, all of whom were located in the United States. This population consisted of our full-time, part-time, and temporary employees. We did not include any contractors or workers employed through a third-party provider in our employee population.
To identify the “median employee,” we utilized the amount of base salary, wages and cash bonus our employees received, as reflected in our payroll records through the Determination Date and annualized such amounts for any individual hired during 2022. Once we identified our median employee, we combined all of the elements of such employee’s compensation for 2022 to determine the median employee total compensation in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K and compared such total compensation to the total compensation of PMI’s CEO, as reported in the Summary Compensation Table.

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
Jeff Killian. In July 2022, PMI entered into an offer letter with Mr. Killian in connection with his appointment as its Executive Vice President of Operations. In addition to his initial base salary and equity grant, Mr. Killian’s offer letter provided for (i) eligibility to receive an annual performance bonus in a target amount of 65% of his base salary (which will be prorated for the fiscal year ended December 31, 2022 equal to the period of his employment between his start date and December 31, 2022); (ii) eligibility to participate in PMI’s Long Term Cash Incentive Plan, subject to the tenure and other requirements set forth therein; and (iii) eligibility to participate in the benefit programs generally available to employees of PMI.
Ashish Agarwal. In December 2021, PMI entered into an offer letter with Mr. Agarwal in connection with his appointment as its Chief Marketing Officer. In addition to his initial base salary and equity grant, Mr. Agarwal’s offer letter provided for (i) eligibility to receive an annual performance bonus in a target amount of 75% of his base salary (which will be prorated for the fiscal year ended December 31, 2022 equal to the period of his employment between his start date and December 31, 2022); (ii) eligibility to participate in PMI’s Long Term Cash Incentive Plan, subject to the tenure and other requirements set forth therein; and (iii) eligibility to participate in the benefit programs generally available to employees of PMI. In December 2021, PMI and Mr. Agarwal also executed a severance and change in control agreement. The terms of Mr. Agarwal’s severance and change in control agreement are described under “Post-Employment Compensation” above. Mr. Agarwal departed from his role as Chief Marketing Officer of PMI, effective December 16, 2022.
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
As of December 31, 2022, an aggregate of 94,721,992 options to purchase our common stock were outstanding or authorized for issuance under the Equity Plans. Of these outstanding and authorized options, a total of 77,727,763 options and 2,602,383 restricted stock units were outstanding under the Equity Plans and 14,391,846 equity awards were available for grant under the 2015 Plan. No equity awards are available for grant under the 2005 Plan. During the year ended December 31, 2022, an aggregate of 10,037,748 options and 271,965 RSUs granted under the Equity Plans either expired or were forfeited. As of December 31, 2022, 55,063,268 options under the Equity Plans were vested and outstanding and 52,021,630 were exercised.
The NEOs identified herein have been granted equity awards upon employment with PMI, for merit increases, and for retention purposes.

Outstanding Equity Awards at 2022 Fiscal Year End
The following table sets forth certain information regarding outstanding equity awards granted to PMI’s named executive officers (“NEOs”) that remained outstanding as of December 31, 2022:

	Grant Date		Vesting Commencement Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) [1]
David Kimball	5/3/2016	2	3/18/2016	1,410,925	—	0.02	5/3/2026
	5/3/2016	3	3/18/2016					705,465
	6/17/2016	4	4/28/2016	2,115,703	—	0.02	6/17/2026
	3/17/2017	5	12/1/2016	21,156,579	—	0.02	3/17/2027
	3/20/2018	2	3/1/2018	2,535,292	—	0.02	3/20/2028
Usama Ashraf	3/17/2017	9	2/27/2017	3,397,242	—	0.02	3/17/2027
	11/7/2017	9	2/27/2017	402,758	—	0.02	11/7/2027
	3/20/2018	6	3/1/2018					1,784,793
	8/8/2018	9	7/1/2018	837,719	—	0.02	8/8/2028
	11/5/2019	9	11/5/2019	385,416	114,584	0.02	11/5/2029
	3/10/2021	9	3/1/2021	875,000	1,125,000	0.06	3/10/2031
	3/25/2022	9	12/16/2021	125,000	375,000	0.71	3/25/2032
	3/25/2022	9	2/3/2022	—	500,000	0.71	3/25/2032
Pete Woodhouse	8/10/2021	9	7/1/2021	1,977,947	3,606,846	0.24	8/10/2031
Edward R. Buell	11/4/2015	7	9/28/2015	75,000	—	0.02	11/4/2025
	6/17/2016	8	4/28/2016	30,325	—	0.02	6/17/2026
	3/17/2017	7	1/1/2017	37,800	—	0.02	3/17/2027
	3/17/2017	8	1/1/2017	30,250	—	0.02	3/17/2027
	3/20/2018	7	3/1/2018	114,875	—	0.02	3/20/2028
	3/20/2018	7	3/1/2018	125,000	—	0.02	3/20/2028
	8/8/2018	7	6/1/2018	149,700	—	0.02	8/8/2028
	5/7/2019	7	3/1/2019	52,359	3,491	0.02	5/7/2029
	11/5/2019	7	11/5/2019	231,250	68,750	0.02	11/5/2029
	3/10/2021	9	3/15/2021	331,029	425,609	0.06	3/10/2031
Jeff Killian	11/9/2022	7	8/22/2022	—	1,675,438	0.34	11/9/2032
Ashish Agarwal	3/25/2022	9	1/24/2022	—	5,584,793	0.71	3/25/2032
1.RSUs in each case that remained unvested as of December 31, 2022.
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
The following table sets forth information regarding equity awards held by PMI's named executive officers that were exercised, vested or settled during 2022 (dollar amounts in thousands):

	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting/Settlement ($)
David Kimball	—	—	—	—
Usama Ashraf	—	—	—	—
Pete Woodhouse	—	—	—	—
Edward R. Buell III	—	—	—	—
Jeff Killian	—	—	—	—
Ashish Agarwal	—	—	—	—
Potential Payments Upon Termination or a Change In Control of PMI
The following table provides the estimated value of the payments that PMI would provide to its named executive officers in connection with a change in control of PMI and/or a termination of employment, including any options, RSUs and Stock Awards accelerated as a result of the change in control and/or termination. In determining amounts payable, we have assumed in all cases that the change in control or termination of employment, as applicable, occurred on December 31, 2022.

With respect to a termination of employment, we have assumed in all cases that the termination was without cause.

Name	Cash Severance ($)	Number of Unvested Options (#)	Estimated Value of Unvested Options at December 31, 2022 ($)	Number of Unvested RSUs and Stock Awards (#)	Estimated Value of Unvested RSUs and Stock Awards at December 31, 2022 ($)	Healthcare Benefits ($)	Total Estimated Value ($)
	(dollar amounts in thousands)

David Kimball
Involuntary Termination or Resignation for Good Reason	1,975	—	—	—	—	29	2,004
Change in Control	825	—	—	705	247	—	1,072
Involuntary Termination or Resignation for Good Reason following Change in Control	2,835	—	—	—	—	29	2,864
Usama Ashraf
Involuntary Termination or Resignation for Good Reason	1,536	—	—	—	—	29	1,565
Change in Control	670	—	—	1,785	625	—	1,295
Involuntary Termination or Resignation for Good Reason following Change in Control	2,234	2,115	364	—	—	29	2,627
Pete Woodhouse
Involuntary Termination or Resignation for Good Reason	384	—	—	—	—	—	384
Change in Control	—	—	—	—	—	—	—
Involuntary Termination or Resignation for Good Reason following Change in Control	384	3,607	397	—	—	—	781
Edward R. Buell III
Involuntary Termination or Resignation for Good Reason	—	—	—	—	—	—	—
Change in Control	315	—	—	—	—	—	315
Involuntary Termination or Resignation for Good Reason following Change in Control	315	426	123	—	—	—	438
Jeff Killian
Involuntary Termination or Resignation for Good Reason	—	—	—	—	—	—	—
Change in Control	—	—	—	—	—	—	—
Involuntary Termination or Resignation for Good Reason following Change in Control	—	—	—	—	—	—	—
Ashish Agarwal
Involuntary Termination or Resignation for Good Reason	—	—	—	—	—	—	—
Change in Control	—	—	—	—	—	—	—
Involuntary Termination or Resignation for Good Reason following Change in Control	—	—	—	—	—	—	—
Compensation Committee Interlocks and Insider Participation
During the fiscal year ended December 31, 2022, Claire A. Huang and Thomas R. Kearney served as members of the Compensation Committee. None of these directors is or has been an officer or employee of PMI at any time or had any relationship with PMI requiring disclosure by PMI under Item 404 of Regulation S-K. During the fiscal year ended

December 31, 2022, none of PMI's executive officers served as a member of the Board of Directors or Compensation Committee (or other board committee serving an equivalent function) of any unrelated entity that had one or more of its executive officers serving on PMI’s Board of Directors or Compensation Committee (or other board committee serving an equivalent function).
Director Compensation
The following table shows compensation for the year ended December 31, 2022 to PMI’s directors who were not also named executive officers at the time they received compensation as directors (in thousands):

	Fees earned or paid in cash ($)	Equity awards ($)	Total ($)
Claire A. Huang	$75	—	$75
Thomas R. Kearney (1)	$75	—	$75
Peter J. deSilva (2)	$75	—	$75
1.Mr. Kearney held 354,167 unvested stock options at December 31, 2022. In addition, Mr. Kearney exercised 20,000 stock options on December 23, 2022.
2.Mr. deSilva was appointed as a director of PMI effective April 1, 2021. Mr. deSilva held 583,334 unvested stock options at December 31, 2022.

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

    COMPENSATION COMMITTEE
Claire A. Huang, Chairwoman
Thomas R. Kearney
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Prosper Marketplace, Inc.
The following table sets forth information regarding the beneficial ownership of PMI’s Common Stock as of March 1, 2023, by:
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
Percentage ownership calculations are based on 275,843,168 shares of Common Stock outstanding as of March 1, 2023, assuming the conversion of all of PMI’s convertible preferred stock, but excluding any outstanding stock options or warrants. Each share of PMI preferred stock is convertible at any time at the discretion of the holder. Shares of PMI’s Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock, Series E Preferred Stock and Series F Preferred Stock convert into shares of PMI Common Stock at a ratio of 1 to 1. Shares of PMI’s Series A-1 Preferred Stock convert into shares of PMI Common Stock at a ratio of 1,000,000 to 1. Shares of PMI’s Series G Preferred Stock convert into shares of PMI common stock at a ratio of 1 to 1.36.
In computing the number of shares of Common Stock beneficially owned by a person or entity and the percentage ownership of that person or entity, PMI deemed outstanding all shares of Common Stock subject to options and warrants held by that person or entity that are currently exercisable or vesting within 60 days of March 1, 2023. PMI did not deem these shares outstanding for the purpose of computing the percentage ownership of any other person. Beneficial ownership representing less than 1.0% is denoted with an asterisk (*). Except as otherwise indicated in the footnotes to the table below, addresses of named beneficial owners and officers are in care of Prosper Marketplace, Inc., 221 Main Street, 3rd Floor, San Francisco, CA 94105.

	Number of Shares Owned[1]	Number of Shares Underlying Options, and Warrants Exercisable Currently or Within 60 Days[2]	Total Number of Shares Beneficially Owned[3]	Beneficial Ownership Percentage
Directors and Executive Officers
Thomas R. Kearney	20,000	709,166	729,166	*
Claire A. Huang	—	1,000,000	1,000,000	*
Peter J. deSilva	—	500,000	500,000	*
David Kimball	—	27,218,499	27,218,499	8.98%
Usama Ashraf	—	6,418,967	6,418,967	2.27%
Pete Woodhouse	—	2,443,346	2,443,346	*
Edward R. Buell III	—	1,269,132	1,269,132	*
Jeff Killian	—	—	—	—
Ashish Agarwal	—	—	—	—
All directors and executive officers as a group[4]	20,000	39,559,110	39,579,110	12.55%

5% Shareholders
Francisco Partners[5]	17,413,325	35,544,141	52,957,466	17.01%
Newport Trust Company[6]	51,247,915	—	51,247,915	18.58%
LPG Capital GP Limited[7]	50,776,886	—	50,776,886	18.41%
Soros Fund Management LLC[8]	723,902	51,614,124	52,338,026	15.98%
Accel Partners[9]	24,320,667	—	24,320,667	8.82%
IDG Capital Partners[10]	24,320,667	—	24,320,667	8.82%
JPF LLC[11]	—	41,833,904	41,833,904	13.17%
New Residential Investment Corp.[12]	1	41,833,904	41,833,905	13.17%
Third Point Ventures LLC[13]	—	41,833,904	41,833,904	13.17%
* Less than 1%
1.Includes shares of Common Stock (including Common Stock issuable upon the conversion of preferred stock) owned directly or indirectly, but does not include shares subject to options and warrants.
2.Includes shares subject to options or warrants owned directly or indirectly that are currently exercisable or will become exercisable within 60 days of March 1, 2023.
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
4.Consists of 39,559,110 shares of Common Stock issuable upon the exercise of stock options.

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
9.Represents 5,703,470 shares of Common Stock and 7,245,859 shares of Common Stock issuable upon the conversion of preferred stock held by Accel Partners through certain of its affiliates (collectively, the “Accel Shares”); 3,498,765 shares of Common Stock and 4,722,733 shares of Common Stock issuable upon the conversion of preferred stock held by IDG Capital Partners through certain of its affiliates (the “IDG Shares”); and 877,185 shares of Common Stock and 2,272,655 shares of Common Stock issuable upon the conversion of preferred stock held by Breyer Capital, LLC and James W. Breyer 2005 Trust dated 2/25/2005 (collectively, the “Breyer Shares”). Accel Partners is deemed to have voting and investment power over the Accel Shares. Accel Partners is an affiliate of IDG Capital Partners and may also therefore be deemed to share voting and investment power over the IDG Shares. Mr. Breyer is a partner of Accel Partners and therefore Accel Partners may also be deemed to share voting and investment power over the Breyer Shares. Accel Partners disclaims beneficial ownership of the IDG Shares and Breyer Shares except to the extent of its pecuniary interest therein. The address of Accel Partners is 500 University Avenue, Palo Alto, California 94301.
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
11.Represents 41,833,904 shares of common stock issuable upon the exercise and conversion of the preferred stock warrant held by JPF LLC. JPF LLC has shared votingb power and shared investment power with its parent, Jefferies Funding LLC, Jefferies Funding LLC’s parent, Jefferies Group LLC, and Jefferies Group LLC’s parent, Jefferies Financial Group Inc. The address for JPF LLC is 520 Madison Avenue, New York, NY 10022.
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
13.Represents 41,833,904 shares of common stock issuable upon the exercise and conversion of the preferred stock warrant held by Third Point Ventures LLC. Third Point LLC, as investment manager of Third Point Ventures LLC, has voting power over such shares. The address for Third Point Ventures LLC is 55 Hudson Yards, 50th Floor, New York, NY 10001.
Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth information, as of December 31, 2022, with respect to shares of PMI Common Stock that may be issued under PMI’s existing equity compensation plans.

	Number of shares of common stock to be issued upon exercise of outstanding options, warrants, RSUs and rights[1]	Weighted average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders:
Prosper Marketplace, Inc. 2005 Stock Plan, as amended and restated	1,070,715	$0.02	—
Prosper Marketplace, Inc. 2015 Equity Incentive Plan, as amended	79,259,431	0.13	14,391,846

Equity compensation plans not approved by stockholders:
Outstanding common stock warrants	1,080,349	0.22	—
Total potential shares	81,410,495	$0.13	14,391,846
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Prosper Marketplace, Inc.
Agreements with PFL
On January 22, 2013, PMI entered into an Administration Agreement with PFL (as amended to date, the “PMI Administration Agreement”), pursuant to which PMI agreed to provide certain administrative services relating to the marketplace. Under the PMI Administration Agreement, PFL is required to pay PMI (a) an amount equal to one-twelfth (1/12) of the specified annual Corporate Administration Fees equal to 50% of finance and legal personnel costs, (b) a fee for each Borrower Loan originated through the marketplace, (c) 90% of all Servicing Fees collected by or on behalf of Prosper Funding, and (d) all nonsufficient funds fees collected by or on behalf of PFL. As of the most recent amendment of the PMI Administration Agreement, PFL is required to pay PMI (a) Corporate Administration Fees of $500 thousand per month, (b) a fee for each Borrower Loan originated through the marketplace, (c) 62.5% of all Servicing Fees collected by or on behalf of Prosper Funding, and (d) all nonsufficient funds fees collected by or on behalf of Prosper Funding.
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
Credit Agreement
    On November 14, 2022, PMI entered into a Credit Agreement (the “Credit Agreement”) with a third-party financial institution, which provides for a $75 million Term Loan maturing on November 14, 2026. PMI’s obligations under the Credit Agreement are secured by the assets of PMI and PMI’s wholly-owned subsidiaries Prosper Healthcare Lending LLC and BillGuard, Inc. (together, the “Subsidiary Guarantors”), which includes pledges of equity interests of certain subsidiaries that are directly or indirectly owned by PMI, subject to customary exceptions. Under the terms of the Credit Agreement, PFL is also a non-guarantor restricted subsidiary (as defined in the Credit Agreement), pursuant to which PFL is restricted from incurring any indebtedness outside of the ordinary course of business of PMI and the Subsidiary Guarantors.
The foregoing description of the Credit Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Credit Agreement, which is filed as an exhibit hereto and is incorporated herein by reference.
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
PMI has adopted a corporate Code of Ethics and Corporate Governance (the “Code”) that is enforced throughout all levels of management and deals with conflicts of interest, among other things. The Code requires PMI’s directors, officers and employees to avoid any conduct or activities that conflict, or appear to conflict, with our interests, or that may make it difficult for the individual to perform their duties objectively. The Code also requires directors and executive officers to disclose any actual or potential conflict of interest to PMI’s Chief Compliance Officer, who will report such conflicts to PMI’s Audit Committee for review.
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
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Prosper Marketplace, Inc. and Prosper Funding LLC
Deloitte & Touche LLP (“Deloitte”) served as PMI and PFL’s independent registered public accounting firm for the fiscal year ended December 31, 2022 and is serving in such capacity for the current fiscal year. Deloitte was engaged in October 2014.
The aggregate fees billed by Deloitte for professional services to PMI and PFL were $2,075 thousand and $1,836 thousand in December 31, 2022 and 2021, respectively.
Audit Fees
The aggregate fees billed by Deloitte for professional services rendered for PMI and PFL for the audit of annual financial statements, the review of the quarterly financial statements, and services that are normally provided in connection with statutory and regulatory filings or engagements were $1,818 thousand and $1,584 thousand in 2022 and 2021, respectively.
Audit Related Fees

The aggregate fees billed by Deloitte for professional assurance and related services reasonably related to the performance of the audit of the PMI and PFL’s financial statements, but not included under Audit Fees were $255 thousand and $250 thousand in 2022 and 2021, respectively. These fees are for service organization control assessment.
Tax Fees
The aggregate fees billed by Deloitte for 2022 and 2021 for professional services for tax compliance, tax advice and tax planning were zero in 2022 and 2021.
All Other Fees
Deloitte billed $2 thousand and $2 thousand, in 2022 and 2021, respectively, related to fees not included in “Audit”, “Audit Related Fees” or “Tax Fees.”

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Prosper Marketplace Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Prosper Marketplace Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, other comprehensive loss, convertible preferred stock and stockholders’ deficit, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Valuation of Level 3 Financial Instruments and Unobservable Inputs Therein

–Borrower Loans and Loans Held for Sale, at Fair Value – See Note 4. Borrow loans, Loans Held for Sale and Notes, at Fair Value

–Servicing Assets – See Note 6. Servicing assets

–Credit Card Derivative – See Note 5. Credit Card

Critical Audit Matter Description

The Company measures financial instruments at fair value including borrower loans and loans held for sale, servicing assets, and credit card derivative. As of December 31, 2022, borrower loans were $320.6 million, loans held for sale were $499.8 million, servicing assets were $12.6 million, and credit card derivative was $10.8 million. The Company estimates the fair values using discounted cash flow valuation methodologies incorporating significant unobservable inputs and valuation assumptions that are reflective of management’s own estimates of assumptions that market participants would use in pricing the instruments and requires significant management judgement or estimate. Significant unobservable inputs used in the valuation methodology include the market servicing rate, discount rates, default rates and prepayment rates.

Auditing the methodology and significant unobservable inputs used by management to estimate the fair values of these level 3 financial instruments required a high degree of auditor judgment and subjectivity and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation of these Level 3 financial instruments and unobservable inputs used by management to estimate the fair value included the following key procedures:

•We gained an understanding of the significance of inputs and assumptions using sensitivity analysis, identifying relevant inputs and assumptions for further testing.

•With the assistance of our fair value specialists, we developed independent estimates of fair value and compared our estimates to the Company’s estimates.

•We tested the source information derived from the Company’s data used in the valuation models.

•We evaluated the reasonableness of the market servicing rate assumption used in developing the fair value estimate of the servicing assets.

Valuation of Convertible Preferred Stock Warrant Liability – See Notes 2 and 12 to the financial statements

Critical Audit Matter Description

Convertible preferred stock warrants are recorded at fair value and subject to remeasurement to fair value at each balance sheet date. As of December 31, 2022, convertible preferred stock warrant liability was $166.3 million. To estimate the fair value of the convertible preferred stock warrants, the Company determines the business enterprise value of the Company using a variety of valuation methods, including recent transactions in the Company's stock, discounted cash flow models and market based methods, as deemed appropriate under the circumstances applicable at the valuation date. Once the business enterprise value has been estimated, an option pricing model is used to allocate the value to the various classes of equity, including preferred stock. The concluded per share value for the convertible preferred stock warrants is then determined using a Black-Scholes option pricing model.

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

•We evaluated whether management’s assumptions were reasonable including comparing management’s historical forecasts of future cash flows to actual results..

/s/ DELOITTE & TOUCHE LLP

San Francisco, CA
March 29, 2023

We have served as the Company’s auditor since 2014.

Prosper Marketplace, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31,
	2022	2021
Assets:
Cash and Cash Equivalents	$83,446	$67,700
Restricted Cash (1)	113,163	167,925
Accounts Receivable	3,462	1,054
Loans Held for Sale, at Fair Value (1)	499,765	243,170
Borrower Loans, at Fair Value	320,642	267,626
Property and Equipment, Net	38,814	29,714
Prepaid and Other Assets (1)	9,208	6,231
Credit Card Derivative	10,782	7
Servicing Assets	12,562	8,761
Goodwill	36,368	36,368
Intangible Assets, Net	192	328
Total Assets	$1,128,404	$828,884
Liabilities, Convertible Preferred Stock and Stockholders' Deficit:
Accounts Payable and Accrued Liabilities	$37,254	$25,790
Payable to Investors	85,312	152,794
Notes, at Fair Value	318,704	265,985
Warehouse Lines (1)	446,762	209,275
Term Loan	73,407	—
Other Liabilities	28,258	23,900
Convertible Preferred Stock Warrant Liability	166,346	250,941
Total Liabilities	$1,156,043	$928,685
Commitments and Contingencies (see Note 16)
Convertible Preferred Stock – $0.01 par value; 444,760,848 shares authorized as of December 31, 2022 and December 31, 2021; 209,613,570 shares issued and outstanding as of December 31, 2022 and December 31, 2021. Aggregate liquidation preference of $370,456 as of December 31, 2022 and 2021.	$322,748	$322,748
Less: Convertible Preferred Stock Held by Consolidated VIE (Note 12), 51,247,915 shares issued and outstanding as of December 31, 2022 and December 31, 2021.	(2,381)	(2,381)
Stockholders' Deficit:
Common Stock – $0.01 par value; 625,000,000 shares authorized; 75,223,850 shares issued and 74,287,915 shares outstanding as of December 31, 2022; 73,089,929 shares issued and 72,153,994 shares outstanding as of December 31, 2021.	267	245
Additional Paid-In Capital	158,814	157,256
Less: Treasury Stock	(23,417)	(23,417)
Accumulated Deficit	(483,670)	(554,252)
Total Stockholders' Deficit	$(348,006)	$(420,168)
Total Liabilities, Convertible Preferred Stock and Stockholders' Deficit	$1,128,404	$828,884

(1) Includes amounts in consolidated variable interest entities (VIEs) presented separately in the table below.
The accompanying notes are an integral part of these consolidated financial statements.

The following table presents the assets and liabilities of consolidated variable interest entities (VIEs), which are included in the Consolidated Balance Sheets above. The assets in the table below may only be used to settle obligations of consolidated VIEs and are in excess of those obligations. Additionally, the assets and liabilities in the table below include third-party assets and liabilities of consolidated VIEs only and exclude intercompany balances that eliminate in consolidation. On September 27, 2021, assets and liabilities held by the securitization trusts consolidated by PMI as VIEs were removed from the balance sheet as part of the deconsolidation of those entities. See Note 10 - Debt in the Notes to Consolidated Financial Statements for additional information.

	December 31,
	2022	2021
Assets of consolidated VIEs, included in total assets above:
Restricted Cash	$11,838	$5,128
Loans Held for Sale, at Fair Value	499,765	243,170
Prepaid and Other Assets	3,210	2,846
Total assets of consolidated VIEs	$514,813	$251,144
Liabilities of consolidated VIEs, included in total liabilities above:
Warehouse Lines	$446,762	$209,275
Total liabilities of consolidated VIEs	$446,762	$209,275
The accompanying notes are an integral part of these consolidated financial statements.

Prosper Marketplace, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2022	2021	2020
Revenues:
Operating Revenues:
Transaction Fees, Net	$162,742	$89,364	$67,335
Servicing Fees, Net	15,113	15,024	18,517
(Loss) Gain on Sale of Borrower Loans	(1,039)	7,196	4,816
Other Revenues	6,452	3,992	2,711
Total Operating Revenues	183,268	115,576	93,379
Interest Income (Expense):
Interest Income on Borrower Loans and Loans Held for Sale	86,350	83,107	104,150
Interest Expense on Notes and Warehouse Lines	(60,025)	(50,816)	(60,127)
Total Interest Income, Net	26,325	32,291	44,023
Change in Fair Value of Financial Instruments	(9,712)	(3,241)	(34,166)
Total Net Revenue	199,881	144,626	103,236
Expenses:
Origination and Servicing	56,457	35,056	29,897
Sales and Marketing	81,896	35,065	29,259
General and Administrative	83,658	73,122	63,384
Change in Fair Value of Convertible Preferred Stock Warrants	(84,595)	138,622	(37,677)
Gain on Forgiveness of PPP Loan	(8,604)	—	—
Loss on Deconsolidation of VIEs	—	1,494	—
Impairment Expense	—	—	445
Interest Expense on Term Loan	1,527	—	—
Other Income, Net	(1,335)	(463)	(639)
Total Expenses	129,004	282,896	84,669
Net Income (Loss) Before Income Taxes	70,877	(138,270)	18,567
Income Tax Expense	(295)	(71)	(16)
Net Income (Loss)	$70,582	$(138,341)	$18,551
Plus: Return on Share Purchase	—	—	2,381
Less: Net Income Allocated to Participating Securities	(47,350)	—	(15,172)
Net Income (Loss) Attributable to Common Stockholders	$23,232	$(138,341)	$5,760
Net Income (Loss) Per Share – Basic	$0.32	$(1.95)	$0.08
Net Income (Loss) Per Share – Diluted	$0.07	$(1.95)	$0.02
Weighted-Average Shares – Basic	73,291,714	70,767,275	68,592,557
Weighted-Average Shares – Diluted	348,593,594	70,767,275	306,673,586
The accompanying notes are an integral part of these consolidated financial statements.

Prosper Marketplace, Inc.
Consolidated Statements of Other Comprehensive Income (Loss)
(in thousands)

	Years Ended December 31,
	2022	2021	2020
Net Income (Loss)	$70,582	$(138,341)	$18,551
Other Comprehensive Income (Loss), Net of Tax	—	—	—
Comprehensive Income (Loss), Net of Tax	$70,582	$(138,341)	$18,551
The accompanying notes are an integral part of these consolidated financial statements.

Prosper Marketplace, Inc.
Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit
(in thousands, except share amounts)

	Convertible Preferred Stock		Convertible Preferred Stock Held by Consolidated VIE		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2019	209,613,570	$322,748	—	$—	73,629,136	$208	(5,177,235)	$(23,417)	$151,416	$(434,462)	$(306,255)
Exercise of vested stock options	—	—	—	—	687,471	7	—	—	8	—	15
Stock-based compensation expense	—	—	—	—	—	—	—	—	2,147	—	2,147
Purchase of Convertible Preferred Stock by consolidated VIE Prosper Grantor Trust (Note 12)	—	—	(51,247,915)	(2,381)	—	—	—	—	2,381	—	2,381
Net Income	—	—	—	—	—	—	—	—	—	18,551	18,551
Balance at December 31, 2020	209,613,570	322,748	(51,247,915)	(2,381)	74,316,607	215	(5,177,235)	(23,417)	155,952	(415,911)	(283,161)
Exercise of vested stock options	—	—	—	—	3,014,622	30	—	—	31	—	61
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,273	—	1,273
Net Loss	—	—	—	—	—	—	—	—	—	(138,341)	(138,341)
Balance at December 31, 2021	209,613,570	$322,748	(51,247,915)	$(2,381)	77,331,229	$245	(5,177,235)	$(23,417)	$157,256	$(554,252)	$(420,168)
Exercise of vested stock options	—	—	—	—	2,133,921	22	—	—	32	—	54
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,526	—	1,526
Net Income	—	—	—	—	—	—	—	—	—	70,582	70,582
Balance at December 31, 2022	209,613,570	$322,748	(51,247,915)	$(2,381)	79,465,150	$267	(5,177,235)	$(23,417)	$158,814	$(483,670)	$(348,006)
The accompanying notes are an integral part of these consolidated financial statements.

Prosper Marketplace, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2022	2021	2020
Cash Flows from Operating Activities:
Net Income (Loss)	$70,582	$(138,341)	$18,551
Adjustments to Reconcile Net Income (Loss) to Net Cash (Used in) Provided by Operating Activities:
Change in Fair Value of Financial Instruments	9,712	3,241	34,160
Depreciation and Amortization	10,924	9,839	8,349
Amortization of Operating Lease Right-of-Use Asset	3,545	3,774	3,487
Gain on Termination of Operating Lease Right-of-Use Asset	(88)	—	—
Impairment of Operating Lease Right-of-Use Asset	—	—	445
Gain on Sale of Borrower Loans	(12,957)	(7,973)	(5,830)
Change in Fair Value of Servicing Rights	9,157	8,454	9,189
Stock-Based Compensation Expense	1,326	1,136	1,913
Loss on Deconsolidation of VIEs	—	1,494	—
Change in Fair Value of Convertible Preferred Stock Warrants	(84,595)	138,622	(37,677)
Gain on Forgiveness of PPP Loan	(8,604)	—	—
Other, Net	12	2,027	1,675
Changes in Operating Assets and Liabilities:
Purchase of Loans Held for Sale at Fair Value	(3,063,729)	(1,712,705)	(1,338,082)
Proceeds from Sales and Principal Payments of Loans Held for Sale at Fair Value	2,783,971	1,770,822	1,254,474
Accounts Receivable	(2,408)	(449)	1,090
Prepaid and Other Assets	(2,194)	639	498
Credit Card Derivative	3,304	—	—
Accounts Payable and Accrued Liabilities	11,530	7,776	(2,187)
Payable to Investors	(67,482)	28,700	23,002
Other Liabilities	3,092	(3,493)	(5,391)
Net Cash (Used in) Provided by Operating Activities	(334,902)	113,563	(32,334)
Cash Flows from Investing Activities:
Purchase of Borrower Loans Held at Fair Value	(284,921)	(231,998)	(133,644)
Proceeds from Sales and Principal Payments of Borrower Loans Held at Fair Value	202,119	236,861	279,658
Purchases of Property and Equipment	(13,063)	(12,041)	(8,359)
Net Cash (Used in) Provided by Investing Activities	(95,865)	(7,178)	137,655
Cash Flows from Financing Activities:
Proceeds from Issuance of Notes Held at Fair Value	285,115	231,933	133,228
Payments of Notes Held at Fair Value	(202,308)	(172,250)	(149,409)
Principal Payments on Notes Issued by Securitization Trust	—	(87,700)	(192,771)
Principal Payments on Certificates Issued by Securitization Trust	—	(14,935)	(22,136)
Net cash and restricted cash outflows from Deconsolidation of VIEs	—	(6,821)	—
Proceeds from Warehouse Lines	235,870	68,800	126,149
Principal payments on Warehouse Lines	—	(101,900)	(15,300)
Proceeds from Term Loan (Note 10)	73,500	—	—
Principal payments on financing lease	(78)	(76)	(84)
Proceeds from PPP Loan	—	—	8,447
Payment for Debt Issuance Costs	(402)	(1,740)	—
Proceeds from Exercise of Stock Options	54	61	15
Net Cash Provided by (Used in) Financing Activities	391,751	(84,628)	(111,861)
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(39,016)	21,757	(6,540)
Cash, Cash Equivalents and Restricted Cash at Beginning of the Year	235,625	213,868	220,408
Cash, Cash Equivalents and Restricted Cash at End of the Year	$196,609	$235,625	$213,868

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$58,114	$49,923	$57,697
Cash paid for operating leases included in the measurement of lease liabilities	5,770	5,381	5,524
Non-Cash Investing Activity - Accrual for Property and Equipment, Net	1,154	971	833
Non-Cash Financing Activity - Forgiveness of PPP Loan	8,604	—	—
Non-Cash Investing Activity - Deconsolidation of Borrower Loans, at Fair Value	—	78,361	—
Non-Cash Financing Activity - Deconsolidation of Notes Issued by Securitization Trust	—	69,709	—
Non-Cash Financing Activity - Deconsolidation of Certificates Issued by Securitization Trust, at Fair Value	—	13,979	—
Right-of-use assets obtained in exchange for new financing lease obligation	—	—	239

Reconciliation to Amounts on Consolidated Balance Sheets
Cash and Cash Equivalents	$83,446	$67,700	$50,145
Restricted Cash	113,163	167,925	163,723
Total Cash, Cash Equivalents and Restricted Cash	$196,609	$235,625	$213,868
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
PMI developed a peer-to-peer online credit marketplace (the “marketplace”), and in February 2013, transferred ownership of the marketplace to Prosper Funding LLC (“PFL”), its wholly-owned subsidiary. All of the borrower payment dependent notes (“Notes”) issued and sold through the marketplace today are issued and sold by PFL. PFL also operates the marketplace and facilitates the origination of unsecured, personal loans by WebBank (“Borrower Loans”), an FDIC-insured, Utah-chartered industrial bank, through the marketplace. Pursuant to a Loan Account Program Agreement between PMI and WebBank, PMI manages the operation of the marketplace as an agent of WebBank in connection with the submission of loan applications by potential borrowers. PMI also manages the origination of related loans by WebBank and the funding of such Borrower Loans by WebBank. On February 1, 2013, PFL entered into an Administration Agreement with PMI in its capacity as licensee, corporate administrator, loan marketplace administrator and loan and Note servicer, pursuant to which PMI provides certain back office support, loan platform administration and loan servicing to PFL.
A borrower who wishes to obtain a Borrower Loan through the marketplace must post a loan listing on the marketplace. Listings are allocated to one of two investor funding channels: (i) the “Note Channel,” which allows investors to commit to purchase Notes from PFL, the payments of which are dependent on PFL’s receipt of payments made on the corresponding Borrower Loan; and (ii) the “Whole Loan Channel,” which allows investors to commit to purchase 100% of a Borrower Loan directly from Prosper. As of December 31, 2022, the marketplace is open to investors in 30 states and the District of Columbia. Additionally, as of December 31, 2022, the marketplace is open to borrowers in 48 states and the District of Columbia. Currently our marketplace does not operate internationally.
In December 2021, the Company launched its Prosper Credit Card product in partnership with Coastal Community Bank (“Coastal”), through which eligible consumers are extended unsecured credit through Prosper-branded Credit Cards. In accordance with our program agreement with Coastal, the receivables associated with these Credit Cards are maintained on the balance sheet of Coastal. Customer accounts are then randomly designated as either Prosper Allocations or Coastal Allocations on an approximate 90% to 10% split, respectively. Each party receives 100% of the interest income and is responsible for the credit losses on its allocated customer accounts. PMI is responsible for verified fraud losses across the entire portfolio and a portion of straight charge-off losses. Credit Card receivables are not available on the Company’s personal loan marketplace for investment purposes.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNT POLICIES
Basis of Presentation
The accompanying consolidated financial statements include the accounts of PMI and its wholly owned subsidiaries including PFL, Prosper Healthcare Lending LLC (“PHL”), BillGuard, Inc. (“BillGuard”), and its consolidated VIEs including Prosper Warehouse I Trust (“PWIT”), Prosper Warehouse II Trust (“PWIIT”) and Prosper Grantor Trust (“PGT”). All intercompany balances and transactions between PMI and its subsidiaries have been eliminated in consolidation. PMI and PFL’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the related disclosures, including contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. These estimates, judgments and assumptions include but are not limited to the following: valuation of Loans Held for Sale, Borrower Loans and associated Notes, valuation of servicing rights, loan trailing fee liability and Credit Card Derivative, valuation allowance on deferred tax assets, stock-based compensation expense, Intangible Assets, Goodwill, Convertible Preferred Stock Warrant Liability, Repurchase Obligations and contingent liabilities. These judgments, estimates and assumptions are inherently subjective in nature and actual results may differ from these estimates and assumptions.
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
Fair Value Measurement
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial instruments measured at fair value consist principally of Borrower Loans, Loans Held for Sale (Note 4), Servicing Assets (Note 6), Credit Card Derivative (Note 5), Loan Trailing Fee Liabilities (Note 9), Debt (Note 10) and Convertible Preferred Stock Warrant Liability (Note 12). The estimated fair values of other financial instruments, including Cash and Cash Equivalents, Restricted Cash, Accounts Receivable, Accounts Payable and Accrued Liabilities, and Payable to Investors approximate their carrying values because of their short-term nature. The estimated fair values of the Term Loan and Warehouse Lines (Note 10) do not approximate their carrying values due primarily to differences in the stated and market rates associated with these instruments.
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
As observable market prices are not available for the Borrower Loans, Loans Held for Sale, Notes, Servicing Assets and Credit Card Derivative, or for similar assets and liabilities, Prosper believes the Borrower Loans, Loans Held for Sale, Notes, Servicing Assets and Credit Card Derivative are considered level 3 financial instruments. Prosper primarily uses a discounted cash flow model to estimate their fair value, and key assumptions used in valuation include default rates and prepayment rates derived from market data and historical performance and discount rates based on estimates of the rates of return that investors would require when investing in financial instruments with similar characteristics.
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
Restricted Cash
Restricted cash consists primarily of cash deposits, money market funds and short term certificate of deposit accounts held as collateral as required for loan funding and servicing activities, and cash that investors or Prosper have on the marketplace that has not yet been invested in Borrower Loans or disbursed to the investor.
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
Prosper has elected the fair value option for Borrower Loans, Loans Held for Sale and Notes. Changes in fair value of Borrower Loans funded through the Note Channel are largely offset by the changes in fair value of Notes due to the borrower payment-dependent design of the Notes. Changes in fair value of Loans Held for Sale are recorded through Proper's earnings and Prosper collects interest on Loans Held for Sale. Changes in the fair values of Borrower Loans, Loans Held for Sale and Notes are included in Change in Fair Value of Financial Instruments on the accompanying Consolidated Statements of Operations.
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
Credit Card Derivative

The Company evaluated the terms of the Credit Card program agreement with Coastal and determined that it contained features that met the definition of derivatives under Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging. These features are freestanding financial instruments (as defined under ASC 480, Distinguishing Liabilities from Equity), and have been valued separately as derivatives. A right of offset exists between the derivatives, and they are presented net on the accompanying consolidated balance sheets. Changes in the fair value of the Credit Card Derivative are recorded in Change in Fair Value of Financial Instruments on the accompanying Consolidated Statements of Operations.
Refer to Note 5, Credit Card, for additional details on revenues and expenses related to the Credit Card product.
Servicing Assets
Prosper records Servicing Assets at their estimated fair values for servicing rights retained when Prosper sells Borrower Loans to unrelated third-party buyers. The change in fair value of Servicing Assets is recognized in Servicing Fees, Net. The gain or loss on a loan sale is recorded in (Loss) Gain on Sale of Borrower Loans while the fair value of the servicing rights, which is based on the degree to which the contractual loan servicing fee is above or below an estimated market servicing rate is recorded in Servicing Assets on the Consolidated Balance Sheets.
Prosper uses a discounted cash flow model to estimate the fair value of the loan Servicing Assets which considers the contractual servicing fee revenue that Prosper earns on the Borrower Loans, the estimated market servicing rates to service such loans, the prepayment rates, the default rates and the current principal balances of the Borrower Loans.
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
Goodwill and Intangibles
Goodwill associated with business combinations is computed by recognizing the portion of the purchase price that is not tied to individually identifiable and separately recognizable assets. Goodwill is assigned to the Company’s reporting units at the acquisition date according to the expected economic benefits that the acquired business will provide to the reporting unit. A reporting unit is a business operating segment or a component of a business operating segment. The Company identifies its reporting units based on how the operating segments and reporting units are managed. Accordingly, the Company allocated the entire balance of goodwill to the Personal Loan reportable and operating segment. Refer to Note 20 for further information on the Company’s reportable and operating segments.
Goodwill is not amortized but is tested for impairment annually or whenever indications of impairment exist. Annual impairment testing occurs on October 1. Impairment exists whenever the carrying value of Goodwill exceeds its implied fair value. Adverse changes in impairment indicators such as loss of key personnel, increased regulatory oversight or unplanned changes in operations could result in impairment. PMI did not recognize any Goodwill impairment during the years ended December 31, 2022, 2021 and 2020.
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
Term Loan
Prosper entered into a Credit Agreement, which provided for a Term Loan with a third-party financial institution in November 2022, which is more fully described in Note 10. This Term Loan is carried at amortized cost, net of discounts and issuance costs, which are subsequently amortized to Interest Expense on Term Loan over the life of the underlying agreement.
Warehouse Lines
Warehouse Lines are carried at amortized cost. Prosper defers specific incremental costs directly related to entering into the Warehouse Lines and subsequently amortizes them into interest expense over the life of the arrangements.
Convertible Preferred Stock Warrant Liability
Prosper has entered into varying arrangements with investors to issue preferred stock warrants in exchange for their participation as a purchaser of Borrower Loans. In all cases, these warrants are free standing financial instruments due to their status as legally detached and separately exercisable warrants without conditions requiring Prosper to repurchase those warrants or the underlying preferred shares. These freestanding warrants are accounted for in accordance with ASC 480, Distinguishing Liabilities from Equity. Under ASC 480, vested freestanding warrants to purchase the Company’s convertible redeemable preferred stock are classified as a liability on the Consolidated Balance Sheets and carried at fair value because the warrants may conditionally obligate the Company to transfer assets at some point in the future. The Company records the warrants at fair value on issuance. The warrants are subject to remeasurement to fair value at each balance sheet date, and any change in their fair value is recognized as “Change in Fair Value of Convertible Preferred Stock Warrants” in the Consolidated Statements of Operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the warrants, the completion of a deemed liquidation event or the conversion of convertible redeemable preferred stock into Common Stock.

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
Revenue Recognition
Revenue primarily results from Transaction and Servicing Fees and Net Interest Income earned. Fees include Transaction Fees for our services performed on behalf of WebBank to originate a loan, as well as program fees and broker fees generated from our Credit Card product and Home Equity products, respectively. PMI also has other smaller sources of revenue reported as Other Revenues, including referral and incentive fees.
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
 The Company also generates various Credit Card program fees through its partnership with Coastal. These include interchange fees, annual fees and late fees, which compensate Prosper for its role in marketing and growing the Credit Card product. Interchange and late fees are recognized as they are generated each month, while annual fees received are deferred and recognized over the annual period to which they relate.
Additionally, the Company generates broker fees on Home Equity products through its partnership with Spring EQ.
Servicing Fees
Investors who purchase Borrower Loans from Prosper typically pay Prosper a servicing fee which is generally set at 1.0% per annum of the outstanding principal balance of the borrower loan prior to applying the current payment, plus an additional 0.075% per annum to cover the Loan Trailing Fee. The servicing fee compensates Prosper for the costs incurred in servicing the borrower loan, including managing payments from borrowers, managing payments to investors and maintaining investors’ account portfolios. Prosper records Servicing Fees from investors as a component of operating revenue when received.
Under the Credit Card program agreement, Prosper is responsible for servicing the entire underlying Credit Card portfolio. Coastal pays the Company a 1% per annum servicing fee on the daily outstanding balance of receivables designated as Coastal Allocations. To the extent these servicing fees do not exceed the market servicing rate a market participant would require to service the entire Credit Card portfolio, the Company records a servicing obligation liability and measures it at fair value throughout the servicing period. Changes in the fair value of the servicing obligation liability are recorded in Servicing Fees.

(Loss) Gain on Sale of Borrower Loans
Prosper recognizes gains or losses on the sale of Borrower Loans when it sells Borrower Loans to third parties. Prosper measures gain or loss on sale of Borrower Loans as the net proceeds received on a sale less the fair value of the Borrower Loans sold. The net proceeds of the sale represent the fair value of any assets obtained or liabilities incurred as part of the transaction, including, but not limited to Servicing Assets, retained securities, repurchase obligations and any incentives provided or received at the time of sale.
Interest Income on Borrower Loans and Loans Held for Sale and Interest Expense on Notes and Warehouse Lines
Prosper recognizes interest income on Borrower Loans and Loans Held for Sale using the accrual method based on the stated interest rate to the extent we believe it to be collectible. We record interest expense on the corresponding Notes, at Fair Value, Notes Issued by Securitization Trust, Certificates Issued by Securitization Trust, and Warehouse Lines based on the contractual interest rates.
Other Revenues
Other Revenues consist primarily of credit referral fees. These fees are earned from partner companies for the referral of customers on the Company’s platform. The transaction price is a fixed amount per referral and is recognized by the Company upon a successful referral. Other revenues also include incentive fees earned from partner companies through established incentive programs and miscellaneous net fees related to the Company’s Credit Card program.
As of December 31, 2022, Prosper had no contract assets, contract liabilities or deferred contract costs. As of December 31, 2022, Prosper had no unsatisfied performance obligations related to Transaction Fees or Other Revenues.
Advertising Costs
Advertising costs are expensed when incurred and are included in “Sales and Marketing” expense in the accompanying Consolidated Statements of Operations. Prosper incurred advertising costs of $15.0 million, $6.1 million and $6.8 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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

Other Income, Net
Other Income, Net consists primarily of interest income from Cash and Cash Equivalents and sublease income.
Recent Accounting Pronouncements
Accounting Standards Issued, to be Adopted by the Company in Future Periods
In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848),” which provides optional expedients and exceptions for applying GAAP on contract modifications and hedge accounting, in order to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative referenced rates, such as the Secured Overnight Financing Rate. The optional guidance, which became effective on March 12, 2020, could be applied through December 31, 2022. In December 2022, the FASB issued No 2022-06 extending the sunset date of the relief provided under ASU No. 2020-04 to December 31, 2024. The Company is currently evaluating the impact reference rate reform will have on its contracts that reference LIBOR in order to determine whether to adopt this guidance.

NOTE 3. PROPERTY AND EQUIPMENT, NET
Property and Equipment, Net consists of the following at the dates presented (in thousands):

	December 31,
	2022	2021
Internal-use software and website development costs	$49,818	$41,816
Operating lease right-of-use assets	27,051	17,485
Computer equipment	13,444	15,090
Office equipment and furniture	2,810	2,961
Leasehold improvements	7,157	7,167
Assets not yet placed in service	5,877	5,224
Property and equipment	106,157	89,743
Less: Accumulated depreciation and amortization	(67,343)	(60,029)
Total Property and Equipment, Net	$38,814	$29,714

Depreciation and amortization expense for Property and Equipment for the years ended December 31, 2022, 2021 and 2020 was $10.8 million, $9.7 million and $8.1 million, respectively. Prosper capitalized internal-use software and website development costs in the amount of $11.0 million, $9.8 million and $8.3 million for the years ended December 31, 2022, 2021 and 2020, respectively. Additionally, disclosures around the operating lease right-of-use assets are included in Note 15.
NOTE 4. BORROWER LOANS, LOANS HELD FOR SALE AND NOTES, AT FAIR VALUE
The fair value of the Borrower Loans originated and Notes issued through the Note Channel is estimated using discounted cash flow methodologies based upon a set of valuation assumptions. The primary assumptions used to value such Borrower Loans and Notes include default rates, prepayment rates and recoveries derived from historical performance and discount rates applied to each credit grade based on the perceived credit risk of each credit grade. The obligation to pay principal and interest on any series of notes is equal to the payments, if any, received on the corresponding borrower loan, net of the servicing fee. As such, the fair value of the Notes is approximately equal to the fair value of the Borrower Loans originated through the Note Channel, adjusted for the servicing fee and the timing of borrower payments subsequently disbursed to the note holders. The effective interest rate associated with any series of notes will be less than the interest rate earned on the corresponding borrower loan due to the servicing fee.
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
Prosper Warehouse I Trust (“PWIT”) and Prosper Warehouse II Trust (“PWIIT”), consolidated VIEs, purchase Loans Held for Sale (collectively “Warehouse Loans”) from the Company through warehouse arrangements with national banking associations and an asset manager. See Note 10 - Debt for more details. Prosper utilizes Warehouse Lines to finance Loans Held for Sale that may be subsequently contributed to securitization transactions or sold to investors. The fair value of the Loans Held for Sale is estimated using the same methodology used to value Borrower Loans.
As of December 31, 2022 and 2021, Borrower Loans, Loans Held for Sale and Notes were as follows (in thousands):

	Borrower Loans		Loans Held for Sale		Notes
	2022	2021	2022	2021	2022	2021
Aggregate principal balance outstanding	$333,294	$265,232	$512,076	$242,278	$336,555	$267,415
Fair value adjustments	(12,652)	2,394	(12,311)	892	(17,851)	(1,430)
Fair value	$320,642	$267,626	$499,765	$243,170	$318,704	$265,985
Borrower Loans
As of December 31, 2022, outstanding Borrower Loans had original terms to maturity of 24, 36, 48 or 60 months, had monthly payments with fixed interest rates ranging from 5.31% to 33.00% and had various original maturity dates through December 2027. At December 31, 2021, outstanding Borrower Loans had original terms to maturity of either 36 months or 60 months, had monthly payments with fixed interest rates ranging from 5.31% to 31.82% and had various original maturity dates through December 2026.
As of December 31, 2022, the Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $2.7 million and a fair value of $0.3 million. As of December 31, 2021, the Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $0.9 million and a fair value of $0.1 million. We place loans on non-accrual status when they are over 120 days past due. As of December 31, 2022 and 2021, Borrower Loans in non-accrual status had a fair value of $0.3 million and $0.1 million, respectively.
Loans Held for Sale
As of December 31, 2022, outstanding Loans Held for Sale had original terms to maturity of 24, 36, 48 or 60 months, had monthly payments with fixed interest rates ranging from 5.31% to 33.00% and had various original maturity dates through December 2027. At December 31, 2021, outstanding Loans Held for Sale had original terms to maturity of either 36 months or 60 months, had monthly payments with fixed interest rates ranging from 5.31% to 31.82% and had various original maturity dates through December 2026. The Company earned interest income earned on Loans Held for Sale of $41.0 million and $32.6 million for the years ending December 31, 2022 and 2021, respectively.
As of December 31, 2022, Loans Held for Sale that were 90 days or more delinquent, had an aggregate principal amount of $2.1 million and a fair value of $0.2 million. As of December 31, 2021, Loans Held for Sale that were 90 days or more delinquent, had an aggregate principal amount of $0.8 million and a fair value of $0.1 million. PMI places loans on non-accrual status when they are over 120 days past due. As of December 31, 2022 and December 31, 2021, Loans Held for Sale in non-accrual status had a fair value of $0.2 million and $0.1 million, respectively.

NOTE 5. CREDIT CARD
Prosper recognizes gains and losses on the Credit Card Derivative within Change in Fair Value of Financial Instruments on the accompanying Consolidated Statement of Operations. For the year ended December 31, 2022 the Company recognized $9.8 million of unrealized gains from fair value changes on the Credit Card Derivative. Gains from settled transactions underlying the Credit Card Derivative were $4.3 million for the year ended December 31, 2022, and are also included in Change in Fair Value of Financial Instruments on the accompanying Consolidated Statements of Operations. The fair value of the Credit Card Derivative is $10.8 million as of December 31, 2022.
The Company records revenue from various fees earned from the Credit Card program, including interchange fees, annual fees and late fees, net of a portion of the interchange fees that must be remitted to Coastal. For the year ended December 31, 2022, these fees totaled $7.0 million and are included in Transaction Fees on the accompanying Consolidated Statement of Operations.
Under the program agreement, Prosper is responsible for servicing the entire underlying Credit Card portfolio. Coastal pays the Company a 1% per annum servicing fee on the daily outstanding balance of receivables designated as Coastal Allocations. To the extent these servicing fees do not exceed the market servicing rate a market participant would require to service the entire Credit Card portfolio, the Company records a servicing obligation liability and measures it at fair value through the servicing period. As of December 31, 2022, the net balance of this servicing obligation liability is $3.5 million and is included in Other Liabilities on the accompanying consolidated financial statements. Changes in the fair value of the servicing obligation liability are recorded in Servicing Fees, Net on the accompanying Consolidated Statement of Operations, and totaled $3.7 million for the year ended December 31, 2022.

NOTE 6. SERVICING ASSETS
Prosper accounts for Servicing Assets at their estimated fair values with changes in fair values recorded in Servicing Fees, Net on the accompanying Consolidated Statements of Operations. The initial asset or liability is recognized when Prosper sells Borrower Loans to unrelated third-party buyers through the Whole Loan Channel and the servicing rights are retained. The Servicing Assets are measured at fair value throughout the servicing period. The total gains and losses recognized on the sale of such Borrower Loans on the Consolidated Statement of Operations were a loss of $1.0 million, a gain of $7.2 million and a gain of $4.8 million for the years ended December 31, 2022, 2021 and 2020, respectively.
As of December 31, 2022, Borrower Loans that were sold, but for which Prosper retained servicing rights, had a total outstanding principal balance of $3.2 billion, original terms to maturity of 24, 36, 48 or 60 months, monthly payments with fixed interest rates ranging from 5.31% to 33.00%, and various original maturity dates through December 2027. As of December 31, 2021, Borrower Loans that were sold, but for which Prosper retained servicing rights, had a total outstanding principal balance of $2.3 billion, original terms to maturity of either 36 months or 60 months, monthly payments with fixed interest rates ranging from 5.31% to 31.82%, and various original maturity dates through December 2026.
Contractually-specified servicing fees and ancillary fees totaling $28.9 million, $24.8 million and $28.9 million are included on the Consolidated Statements of Operations in Servicing Fees, Net for the years ended December 31, 2022, 2021 and 2020, respectively.
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
Market Servicing Rate
Prosper estimates adequate market servicing rates that would fairly compensate a substitute servicer should one be required, which includes the profit that would be demanded in the marketplace. This rate is stated as a fixed percentage of outstanding principal balance on a per annum basis. With the assistance of a valuation specialist, Prosper estimates these market servicing rates based on observable market rates for other loan types in the industry and bids from subservicing providers, adjusted for the unique loan attributes that are present in the specific loans that Prosper sells and services and information from backup service providers.
Discount Rate
The discount rate is a rate of return used to discount future expected cash flows to arrive at a present value, which represents the fair value of the loan servicing rights. We use a range of discount rates for the Servicing Assets based on comparable observed valuations of similar assets and publicly available disclosures related to servicing valuations, with comparability adjustments made to account for differences with Prosper’s servicing assets.
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

NOTE 7. FAIR VALUE OF ASSETS AND LIABILITIES
For a description of the fair value hierarchy and Prosper’s fair value methodologies, see Note 2 - Summary of Significant Accounting Policies. Prosper did not transfer any assets or liabilities in or out of Level 3 during the year ended December 31, 2022 or 2021.
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
The fair value of the Credit Card Derivative is also estimated using a discounted cash flow model using certain assumptions. The key assumptions used in the valuation include default and prepayment rates derived primarily from historical performance and relevant market data, adjusted as necessary based on the perceived credit risk of the underlying portfolio. In addition, discount rates based on estimates of the rates of return that investors would require when investing in similar credit card portfolios are applied to the individual freestanding derivatives.
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
The Convertible Preferred Stock Warrant Liability is valued using a Black-Scholes option pricing model. Refer to Note 12 for additional information.

The following tables present the fair value hierarchy for assets and liabilities measured at fair value (in thousands):

Balance at December 31, 2022	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Borrower Loans, at Fair Value	$—	$—	$320,642	$320,642
Loans Held for Sale, at Fair Value	—	—	499,765	499,765
LIBOR rate swaption (Note 10)	—	1,289	—	1,289
Servicing Assets	—	—	12,562	12,562
Credit Card Derivative (Note 5)	—	—	10,782	10,782
Total Assets	$—	$1,289	$843,751	$845,040
Liabilities:
Notes, at Fair Value	$—	$—	$318,704	$318,704
Convertible Preferred Stock Warrant Liability	—	—	166,346	166,346
Loan Trailing Fee Liability (Note 9)	—	—	3,290	3,290
Credit Card servicing obligation liability (Note 5)	—	—	3,720	3,720
Total Liabilities	$—	$—	$492,060	$492,060

Balance at December 31, 2021	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Borrower Loans, at Fair Value	$—	$—	$267,626	$267,626
Loans Held for Sale, at Fair Value	—	—	243,170	243,170
LIBOR rate swaption	—	66	—	66
Servicing Assets	—	—	8,761	8,761
Total Assets	$—	$66	$519,557	$519,623
Liabilities:
Notes, at Fair Value	$—	$—	$265,985	$265,985
Convertible Preferred Stock Warrant Liability	—	—	250,941	250,941
Loan Trailing Fee Liability (Note 9)	—	—	2,161	2,161
Total Liabilities	$—	$—	$519,087	$519,087

As PMI’s Borrower Loans, Loans Held for Sale, Notes, Convertible Preferred Stock Warrant Liability, Servicing Assets and Liability, Credit Card Derivative and loan trailing fee liability do not trade in an active market with readily observable prices, the Company uses significant unobservable inputs to measure the fair value of these assets and liabilities. Financial instruments are categorized in the Level 3 valuation hierarchy based on the significance of unobservable factors in the overall fair value measurement. These fair value estimates may also include observable, actively quoted components derived from external sources. As a result, gains and losses for assets and liabilities within the Level 3 category may include changes in fair value that were attributable to both observable and unobservable inputs. Prosper did not transfer any assets or liabilities in or out of Level 3 for the year ended December 31, 2022 and 2021.
Significant Unobservable Inputs
The following tables present quantitative information about the ranges of significant unobservable inputs used for the Company’s Level 3 fair value measurements at December 31, 2022 and 2021:

	December 31,
	2022			2021
Borrower Loans, Loans Held for Sale, and Notes:
Discount rate	5.4%	—	13.2%	4.2%	—	14.3%
Default rate	1.8%	—	18.7%	2.0%	—	14.1%
At December 31, 2022 and 2021, the discounted cash flow methodology used to estimate the Note fair values used the same projected cash flows as the related Borrower Loans.

	December 31,
	2022			2021
Servicing Assets:
Discount rate	15.0%	—	25.0%	15.0%	—	25.0%
Default rate	2.0%	—	19.3%	1.5%	—	14.1%
Prepayment rate	14.2%	—	28.0%	10.2%	—	32.3%
Market servicing rate (1) (2)	0.648%	—	0.842%	0.648%	—	0.842%
 (1) Servicing assets associated with loans enrolled in a relief program offered by the Company in response to the COVID-19 pandemic as of December 31, 2022 were measured using a market servicing rate assumption of 84.2 basis points. This rate was estimated using a multiplier consistent with observable market rates for other loan types, applied to the base market servicing rate assumption of 64.8 basis points.

(2) Excludes collection fees that would be passed on to a hypothetical third-party servicer. As of December 31, 2022 and 2021, the market rate for collection fees and non-sufficient fund fees was assumed to be 6 basis points and 6 basis points, respectively, for a weighted-average total market servicing rate of 70.8 basis points to 90.2 basis points and 70.8 basis points to 90.2 basis points, respectively.

	December 31,
	2022			2021
Loan Trailing Fee Liability:
Discount rate	15.0%	—	25.0%	15.0%	—	25.0%
Default rate	2.0%	—	19.3%	1.5%	—	14.1%
Prepayment rate	14.2%	—	28.0%	10.2%	—	32.3%

Ranges of inputs are not applied to the Credit Card Derivative and Credit Card servicing obligation liability, as they are valued at the portfolio level. Refer below for a summary of the significant unobservable inputs associated with those Level 3 fair value measurements.
Changes in Level 3 Fair Value Assets and Liabilities on a Recurring Basis
The following table presents additional information about Level 3 Loans Held for Sale, Borrower Loans, Notes and Certificates Issued by Securitization Trust measured at fair value on a recurring basis for the year ended December 31, 2022 and 2021 (in thousands):

	Assets		Liabilities
	Borrower Loans	Loans Held for Sale	Notes	Certificates Issued by Securitization Trust	Total
Fair Value at January 1, 2021	$378,263	$274,621	$(208,379)	$(22,917)	$421,588
Purchase of Borrower Loans/Issuance of Notes	232,000	1,712,705	(231,933)	—	1,712,772
Principal repayments	(260,689)	(164,165)	172,250	14,934	(237,670)
Borrower Loans sold to third parties	(2,664)	(1,580,164)	—	—	(1,582,828)
Other changes	(1,518)	(249)	167	113	(1,487)
Change in fair value	595	422	1,910	(6,110)	(3,183)
Deconsolidation of VIEs	(78,361)	—	—	13,980	(64,381)
Fair Value at December 31, 2021	267,626	243,170	(265,985)	—	244,811
Purchase of Borrower Loans/Issuance of Notes	284,921	3,063,729	(285,115)	—	3,063,535
Principal repayments	(187,599)	(184,090)	202,308	—	(169,381)
Borrower Loans sold to third parties	(14,520)	(2,599,881)	—	—	(2,614,401)
Other changes	650	1,804	(742)	—	1,712
Change in fair value	(30,436)	(24,967)	30,830	—	(24,573)
Fair Value at December 31, 2022	$320,642	$499,765	$(318,704)	$—	$501,703

The following table presents additional information about the Level 3 Servicing Assets measured at fair value on a recurring basis for the year ended December 31, 2022 and 2021 (in thousands):

Servicing Assets
Fair Value at January 1, 2021	$9,242
Additions	7,973
Recognition of Servicing Assets upon deconsolidation of VIEs	215
Less: Change in fair value	(8,669)
Fair Value at December 31, 2021	$8,761
Additions	12,957
Less: Change in fair value	(9,156)
Fair Value at December 31, 2022	$12,562
The following table presents additional information about the Level 3 Credit Card Derivative measured at fair value on a recurring basis for the year ended December 31, 2022 and 2021 (in thousands):

Credit Card Derivative
Fair Value at December 31, 2020	$—
Change in fair value	7
Fair Value at December 31, 2021	$7
Change in fair value	9,784
Gains from settled transactions	4,295
Less: Net payments received	(3,304)
Fair Value at December 31, 2022	$10,782
The following table presents additional information about the Level 3 Credit Card servicing obligation liability measured at fair value on a recurring basis for the year ended December 31, 2022 (in thousands). There was no material activity related to this account for the year ended December 31, 2021.

Credit Card Servicing Obligation Liability
Fair Value at December 31, 2021	$—
Change in fair value	3,720
Fair Value at December 31, 2022	$3,720
The following table presents additional information about the Level 3 Convertible Preferred Stock Warrant Liability measured at fair value on a recurring basis for the year ended December 31, 2022 and 2021 (in thousands):

Convertible Preferred Stock Warrant Liability
Fair Value at January 1, 2021	$112,319
Change in fair value	138,622
Fair Value at December 31, 2021	$250,941
Change in fair value	(84,595)
Fair Value at December 31, 2022	$166,346
Loan Trailing Fee
The fair value of the Loan Trailing Fee represents the present value of the expected monthly Loan Trailing Fee payments, which takes into consideration certain assumptions related to expected prepayment rates and default rates using a discounted cash flow model. The assumptions used are the same as those used for the valuation of Servicing Assets, as described below.

The following table presents additional information about Level 3 Loan Trailing Fee Liability measured at fair value on a recurring basis for the year ended December 31, 2022 and 2021 (in thousands):

Loan Trailing Fee Liability
Balance at January 1, 2021	$2,233
Issuances	1,775
Cash payment of Loan Trailing Fee	(2,100)
Change in fair value	253
Balance at December 31, 2021	$2,161
Issuances	3,070
Cash payment of Loan Trailing Fee	(2,245)
Change in fair value	304
Balance at December 31, 2022	$3,290
Significant Recurring Level 3 Fair Value Input Sensitivity
Key economic assumptions and the sensitivity of the fair value to immediate changes in those assumptions at December 31, 2022 and 2021 for Borrower Loans and Loans Held for Sale are presented in the following table (in thousands, except percentages).

Borrower Loans and Loans Held for Sale:	December 31, 2022	December 31, 2021
Fair value, using the following assumptions:	$820,407	$510,796
Weighted-average discount rate	6.72%	5.64%
Weighted-average default rate	9.31%	10.08%

Fair value resulting from:
100 basis point increase in discount rate	$812,061	$505,732
200 basis point increase in discount rate	$803,927	500,763
Fair value resulting from:
100 basis point decrease in discount rate	$828,975	$516,064
200 basis point decrease in discount rate	$837,773	521,437

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$810,657	$506,362
Applying a 1.2 multiplier to default rate	$800,989	501,921
Fair value resulting from:
Applying a 0.9 multiplier to default rate	$830,238	$515,326
Applying a 0.8 multiplier to default rate	$840,156	519,851
Key economic assumptions and the sensitivity of the fair value to immediate changes in those assumptions at December 31, 2022 and 2021 for Notes are presented in the following table (in thousands, except percentages).

Notes:	December 31, 2022	December 31, 2021
Fair value, using the following assumptions:	$318,704	$265,985
Weighted-average discount rate	6.87%	5.76%
Weighted-average default rate	11.36%	10.70%

Fair value resulting from:
100 basis point increase in discount rate	$315,456	$263,326
200 basis point increase in discount rate	$312,291	260,735
Fair value resulting from:
100 basis point decrease in discount rate	$322,037	$268,714
200 basis point decrease in discount rate	$325,461	271,516

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$314,892	$263,644
Applying a 1.2 multiplier to default rate	$311,112	261,318
Fair value resulting from:
Applying a 0.9 multiplier to default rate	$322,547	$268,340
Applying a 0.8 multiplier to default rate	$326,425	270,711
Key economic assumptions and the sensitivity of the fair value to immediate changes in those assumptions at December 31, 2022 and 2021 for Servicing Assets is presented in the following table (in thousands, except percentages).

Servicing Assets:	December 31, 2022	December 31, 2021
Fair value, using the following assumptions:	$12,562	$8,761
Weighted-average market servicing rate	0.650%	0.650%
Weighted-average prepayment rate	18.47%	20.82%
Weighted-average default rate	13.38%	12.54%

Fair value resulting from:
Market servicing rate increase of 0.025%	$11,708	$8,203
Market servicing rate decrease of 0.025%	$13,415	$9,320

Fair value resulting from:
Applying a 1.1 multiplier to prepayment rate	$12,286	$8,568
Applying a 0.9 multiplier to prepayment rate	$12,842	$8,957

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$12,305	$8,646
Applying a 0.9 multiplier to default rate	$12,820	$8,878
Key economic assumptions and the sensitivity of the fair value to immediate changes in those assumptions at December 31, 2022 for the Credit Card Derivative is presented in the following table (in thousands, except percentages).

Credit Card Derivative:	December 31, 2022
Fair value, using the following assumptions:	$10,782
Discount rate on Prosper Allocations	26.23%
Discount rate on Coastal Program Fee	9.26%
Prepayment rate applied to Credit Card portfolio	10.08%
Default rate applied to Credit Card portfolio	13.34%

Fair value resulting from:
100 basis point increase in both discount rates	$10,699
200 basis point increase in both discount rates	$10,618
Fair value resulting from:
100 basis point decrease in both discount rates	$10,866
200 basis point decrease in both discount rates	$10,951

Fair value resulting from:
Applying a 1.1 multiplier to prepayment rate	$10,625
Applying a 0.9 multiplier to prepayment rate	$10,942

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$8,001
Applying a 0.9 multiplier to default rate	$13,641
Key economic assumptions and the sensitivity of the fair value to immediate changes in those assumptions at December 31, 2022 for Credit Card servicing obligation liability is presented in the following table (in thousands, except percentages).

Credit Card servicing obligation liability:	December 31, 2022
Fair value, using the following assumptions:	3,720
Discount rate on Credit Card portfolio servicing obligation	9.26%
Prepayment rate applied to Credit Card portfolio	10.08%
Default rate applied to Credit Card portfolio	13.34%
Market servicing rate	2.00%

Fair value resulting from:
100 basis point increase in discount rate	$3,677
200 basis point increase in discount rate	$3,616
Fair value resulting from:
100 basis point decrease in discount rate	$3,774
200 basis point decrease in discount rate	$3,830

Fair value resulting from:
Applying a 1.1 multiplier to prepayment rate	$3,662
Applying a 0.9 multiplier to prepayment rate	$3,779

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$3,636
Applying a 0.9 multiplier to default rate	$3,806

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
Assets and Liabilities Not Recorded at Fair Value
The following tables present the fair value hierarchy for assets and liabilities not recorded at fair value (in thousands):

Balance at December 31, 2022	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Assets:
Cash and Cash Equivalents	$83,446	$83,446	$—	$—	$83,446
Restricted Cash - Cash and Cash Equivalents	108,284	108,284	—	—	108,284
Restricted Cash - Certificates of Deposit	4,879	—	4,879	—	4,879
Accounts Receivable	3,462	—	3,462	—	3,462
Total Assets	$200,071	$191,730	$8,341	$—	$200,071
Liabilities:
Accounts Payable and Accrued Liabilities	$37,254	$—	$37,254	$—	$37,254
Payable to Investors	85,312	—	85,312	—	85,312
Warehouse Lines	446,762	—	444,329	—	444,329
Term Loan (Note 10)	73,407	—	76,191	—	76,191
Total Liabilities	$642,735	$—	$643,086	$—	$643,086

Balance at December 31, 2021	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Assets:
Cash and Cash Equivalents	$67,700	$67,700	$—	$—	$67,700
Restricted Cash - Cash and Cash Equivalents	163,047	163,047	—	—	163,047
Restricted Cash - Certificates of Deposit	4,878	—	4,878	—	4,878
Accounts Receivable	1,054	—	1,054	—	1,054
Total Assets	$236,679	$230,747	$5,932	$—	$236,679
Liabilities:
Accounts Payable and Accrued Liabilities	$25,790	$—	$25,790	$—	$25,790
Payable to Investors	152,794	—	152,794	—	152,794
Warehouse Lines	209,275	—	211,177	—	211,177
Paycheck Protection Program loan (Note 10)	8,590	—	8,556	—	8,556
Total Liabilities	$396,449	$—	$398,317	$—	$398,317
The estimated fair values of Cash and Cash Equivalents, Restricted Cash, Accounts Receivable, Accounts Payable and Accrued Liabilities and Payable to Investors approximate their carrying values because of their short-term nature.

NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
Prosper’s goodwill balance of $36.4 million at December 31, 2022 did not change during the year ended December 31, 2022. The Company recorded no goodwill impairment for the years ended December 31, 2022, 2021 and 2020.
Other Intangible Assets, Net
The following table presents the detail of other Intangible Assets subject to amortization as of the following dates (dollars in thousands):

	December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Remaining Useful Life (In Years)
Developed technology	$3,060	$(3,060)	$—	—
User base and customer relationships	5,050	(4,858)	192	2.3
Brand name	60	(60)	—	—
Total Intangible Assets subject to amortization	$8,170	$(7,978)	$192

	December 31, 2021
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Remaining Useful Life (In Years)
Developed technology	$3,060	$(3,060)	$—	—
User base and customer relationships	5,050	(4,722)	328	3.3
Brand name	60	(60)	—	—
Total Intangible Assets subject to amortization	$8,170	$(7,842)	$328

The Company recorded no additional intangibles for the years ended December 31, 2022 and 2021. For the years ended December 31, 2022, 2021 and 2020, the Company recorded no intangible asset impairment. Prosper’s intangible asset balance was $0.2 million and $0.3 million at December 31, 2022 and 2021, respectively. The user base and customer relationships intangible assets are being amortized on an accelerated basis over a three-to-ten year period.
Amortization expense for the years ended December 31, 2022, 2021 and 2020 was $0.1 million, $0.2 million and $0.2 million, respectively. Estimated amortization of purchased Intangible Assets for future periods is as follows (in thousands):

Amounts
Years Ending December 31,
2023	$107
2024	85
Total Amortization Expenses	$192

NOTE 9. OTHER LIABILITIES
Other Liabilities consists of the following (in thousands):

	December 31,
	2022	2021
Operating lease liabilities (Note 15)	$16,351	$11,026
Deferred revenue	3,880	1,196
Credit Card servicing obligation liability (Note 5)	3,720	—
Loan trailing fee liability	3,290	2,161
Deferred income tax liability	658	560
Financing lease liabilities	—	78
Paycheck Protection Program loan (Note 10)	—	8,590
Other	359	289
Total Other Liabilities	$28,258	$23,900

NOTE 10. DEBT
Term Loan
Credit Agreement
On November 14, 2022, the Company entered into a Credit Agreement with a third-party financial institution, which provides for a $75 million Term Loan maturing on November 14, 2026. Proceeds received from the Term Loan were net of an original issue discount and the Company also incurred approximately $0.4 million in debt issuance costs. Both the original issue discount and the debt issuance costs are being amortized over the life of the Term Loan to interest expense using the effective interest method.
Interest
Borrowings under the Term Loan accrue interest at the Secured Overnight Financing Rate (“SOFR”) plus 9.0% per annum. In addition, all borrowings under the Term Loan accrue payment-in-kind (“PIK”) interest at 2.0% per annum. Any accrued PIK interest that remains unpaid at the end of each month is added to the outstanding principal balance of the Term Loan.
Guarantees and Collateral
PMI’s obligations under the Term Loan are guaranteed by PHL and BillGuard. All obligations under the Credit Agreement are secured by a first priority, perfected lien on substantially all of the assets of PMI (subject to exclusions such as certain cash amounts and deposit accounts), PHL and BillGuard, as well as equity interests in all of PMI’s subsidiaries with the exception of PGT.
Covenants and Other Matters
The Credit Agreement contains a number of covenants that, among other things and subject to certain exceptions and thresholds, restrict PMI’s ability to incur certain new indebtedness; incur certain liens; sell or otherwise dispose of all or substantially all its assets; make loans, advances, and guarantees; and pay dividends or make other distributions on equity interests.
In addition, the Credit Agreement contains certain financial covenants with which the Company must remain in compliance as of the last business day of each month during the life of the Term Loan:
•a minimum tangible net worth
•a minimum net liquidity
•a maximum leverage ratio
•a minimum asset coverage ratio

The Company is in compliance with all covenants as of December 31, 2022, as well as applicable monthly periods for the year then ended.
The Credit Agreement also contains certain customary representations and warranties and affirmative covenants, and certain reporting obligations. In addition, the Term Loan lender will be permitted to accelerate all outstanding borrowings and exercise other specified remedies upon the occurrence of certain events of default (subject to certain grace periods and exceptions), which include, among other things, payment defaults, breaches of representations and warranties, covenant defaults, certain cross-defaults to other indebtedness, certain events of bankruptcy and insolvency, certain judgments and changes of control.
Prosper Warehouse Trust Agreements
Prosper’s consolidated VIEs, PWIT and PWIIT (together, “Warehouse VIEs”), each entered into an agreement (together, “Warehouse Agreements”) with certain lenders for committed revolving lines of credit (“Warehouse Lines”) during 2018 and 2019, respectively. In connection with the Warehouse Agreements, the Warehouse VIEs each entered into a security agreement with a bank as administrative agent and a national banking association as collateral trustee and paying agent. Proceeds under the Warehouse Lines may only be used to purchase certain unsecured consumer loans and related rights and documents from Prosper and to pay fees and expenses related to the Warehouse Lines. Both Warehouse VIEs are consolidated because Prosper is the primary beneficiary of the VIEs. The assets of the VIEs can be used only to settle obligations of the VIEs. Additionally, the creditors of the Warehouse Lines have no recourse to the general credit of Prosper. The loans held in the Warehouse VIEs are included in Loans Held for Sale, at Fair Value and Warehouse Lines are in Warehouse Lines in the consolidated balance sheets.

Both Warehouse Agreements contain the same certain covenants including restrictions on each Warehouse VIE's ability to incur indebtedness, pledge assets, merge or consolidate and enter into certain affiliate transactions. Each Warehouse Agreement also requires Prosper to maintain a minimum tangible net worth of $25 million, minimum net liquidity of $15 million and a maximum leverage ratio of 5:1. Tangible net worth is defined as the sum of (i) (A) Convertible Preferred Stock, (B) total Stockholders’ Deficit and (C) Convertible Preferred Stock Warrant Liability, less the sum of (ii) (A) goodwill and (B) intangible assets. Net liquidity is defined as the sum of cash, cash equivalents and Available for Sale Investments. The leverage ratio is defined as the ratio of total consolidated indebtedness other than non-recourse securitization indebtedness, non-recourse or limited recourse warehouse indebtedness and borrower dependent notes, to tangible net worth. As of December 31, 2022, Prosper was in compliance with the covenants under each Warehouse Agreement.
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
As of December 31, 2022, Prosper had $201.2 million in debt and accrued interest outstanding under the PWIT Warehouse Line. This debt is secured by an aggregate outstanding principal balance of $232.0 million included in Loans Held for Sale, at Fair Value on the Consolidated Balance Sheets. As of December 31, 2022 the Warehouse Line funds were drawn to the available limit. Prosper incurred $2.2 million of deferred debt issuance costs associated with the PWIT Warehouse Line, including $0.3 million from the amendment signed on May 19, 2021, which are included in “Prepaids and Other Assets” and amortized to interest expense over the term of the revolving arrangement.

Prosper purchased a swaption to limit the Company's exposure to increases in LIBOR. The swaption is recorded on the consolidated balance sheet at fair value in Prepaids and Other Assets. Any changes in the fair value are recorded in the Change in Fair Value of Financial Instruments on the Consolidated Statement of Operations. The fair value of the swaption was $1.3 million at December 31, 2022, and the change in fair value was $0.8 million for the year ended December 31, 2022.
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
As of December 31, 2022, Prosper had $245.6 million in debt and accrued interest outstanding under the PWIIT Warehouse Line. This debt is secured by an aggregate outstanding principal balance of $276.3 million included in Loans Held for Sale, at Fair Value on the Consolidated Balance Sheets. At December 31, 2022 the undrawn portion available under the PWIIT Warehouse Line was $55.3 million. PMI incurred $1.3 million of debt issuance costs for the extension in March 2021, which are included in “Prepaids and Other Assets” and will be amortized to interest expense over the term of the revolving arrangement.
Phaseout of LIBOR
A portion of the interest rate charged on our PWIT Warehouse Line is currently based on LIBOR. LIBOR has been the subject of reform and was expected to phase out by the end of fiscal 2021; however, on March 5, 2021, the ICE Benchmark Administration Limited (“ICE”) delayed the phase out of LIBOR to June 30, 2023. The consequences of the discontinuation of LIBOR cannot be entirely predicted but could impact the interest expense incurred on these debt instruments. We have negotiated alternatives to LIBOR on the PWIT Warehouse Line, which we may renegotiate before LIBOR ceases to be a widely available reference rate.
Paycheck Protection Program Loan
In April 2020, the Company obtained an $8.4 million loan under the PPP, established by the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and sponsored by the U.S. Small Business Administration (“SBA”). The loan accrued interest at one percent per annum and had a two-year term through April 2022, with payments deferred until such time as an approval or denial of forgiveness was received from the SBA. The Company used the PPP Loan proceeds to cover payroll costs, rent and utilities in accordance with the relevant terms and conditions of the CARES Act.
On March 21, 2022, the Company was notified by the SBA that all principal and interest under the loan, totaling $8.6 million, was forgiven in full through a forgiveness payment made on March 15, 2022 by the SBA to the lender of the PPP loan. As a result, the Company recognized a “Gain on Forgiveness of PPP Loan” for this amount on its accompanying Consolidated Statement of Operations for the year ended December 31, 2022.
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
All participating securities are excluded from basic weighted-average common shares outstanding. Prior to any conversion to common shares, each series of Prosper’s Convertible Preferred Stock is entitled to participate on an if-converted basis in distributions of earnings, when and if declared by the board of directors, that are made to common stockholders and consequently, these shares were considered participating securities. During the year ended December 31, 2022, 2021 and 2020, certain shares issued as a result of the early exercise of stock options which are subject to a repurchase right by PMI were entitled to receive non-forfeitable dividends during the vesting period and consequently, are considered participating securities.
The weighted average shares used in calculating basic and diluted net income (loss) per share excludes certain shares that are disclosed as outstanding shares in the Consolidated Balance Sheets because such shares are restricted as they were associated with options that were early exercised and continue to remain unvested.
Basic and diluted net income (loss) per share were calculated as follows for the periods presented (in thousands, except share and per share amounts):

	December 31,
	2022	2021	2020
Numerator:
Net Income (Loss)	$70,582	$(138,341)	$18,551
Plus: Return on Share Purchase	—	—	2,381
Less: Net Income Allocated to Participating Securities	(47,350)	—	(15,172)
Net Income (Loss) Attributable to Common Stockholders	$23,232	$(138,341)	$5,760
Denominator:
Weighted average shares used in computing basic and diluted Net Income (Loss) Per Share	73,291,714	70,767,275	68,592,557
Effect of dilutive securities:
Stock options	61,466,722	—	24,816,184
Warrants	570,313	—	—
Convertible preferred stock warrants	213,264,845	—	213,264,845
Weighted average shares used in computing diluted net income (loss) per share - diluted	348,593,594	70,767,275	306,673,586
Net Income (Loss) Per Share – Basic	$0.32	$(1.95)	$0.08
Net Income (Loss) Per Share – Diluted	$0.07	$(1.95)	$0.02

The following common stock equivalents were excluded from the computation of diluted net income (loss) per share for the periods presented because including them would have been anti-dilutive (number of shares):

	December 31,
	2022	2021	2020
Excluded Securities:
Convertible Preferred Stock issued and outstanding	158,365,655	158,365,655	158,365,655
Stock options issued and outstanding	17,703,550	72,756,708	48,265,056
Warrants issued and outstanding	510,036	1,080,349	1,080,349
Series E-1 Convertible Preferred Stock warrants	—	35,544,141	—
Series F Convertible Preferred Stock warrants	—	177,720,704	—
Total Excluded Securities	176,579,241	445,467,557	207,711,060

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
In connection with the Consortium Purchase Agreement entered into with affiliates of the Consortium (“Warrant Holders”) a warrant agreement was signed (the “Series F Warrant Agreement”). Pursuant to the Series F Warrant Agreement, PMI issued to the Consortium three warrants (together, the “Series F Warrant”) to purchase up to an aggregate 177,720,706 shares of PMI’s Series F Convertible Preferred Stock at an exercise price of $0.01 per share (the “Series F Warrant Shares”).
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
Prosper Grantor Trust
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
On July 21, 2020, PGT entered into a Stock Transfer Agreement with a PMI investor to purchase 34,670,420 shares of Series A Convertible Preferred Stock and 16,577,495 shares of Series B Convertible Preferred Stock for nominal consideration. Upon execution of the Stock Transfer Agreement, these shares were purchased by a consolidated VIE of the Company, and thus the difference between the fair value of the repurchased stock and the purchase price is included in Convertible Preferred Stock Held by Consolidated VIE on PMI’s accompanying consolidated balance sheet as of December 31, 2022. These shares remain outstanding for legal purposes and retain their voting rights, but are excluded from the earnings per share calculation.

The number of authorized, issued and outstanding shares, their par value and liquidation preference for each series of Convertible Preferred Stock as of December 31, 2022 are disclosed in the table below (amounts in thousands, except share and par value amounts):

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
Conversion
Under the terms of PMI’s amended and restated certificate of incorporation, the holders of preferred stock have the right to convert such preferred stock into Common Stock at any time. In addition, all preferred stock automatically converts into Common Stock (x) immediately prior to the closing of an initial public offering that values Prosper at least at $2 billion and that results in aggregate proceeds to Prosper of at least $100 million or (y) upon a written request from the holders of at least 60% of the voting power of the outstanding preferred stock (on an as-converted basis, provided that: (i) the Series A-1 Convertible Preferred Stock shall not be converted without at least 14% of the voting power of the outstanding Series A-1 Convertible Preferred Stock; (ii) the Series D shall not be converted without at least 60% of the voting power of the outstanding Series D; (iii) the Series E-1 and Series E-2 shall not be converted without at least 60% of the voting power of the outstanding Series E-1 and Series E-2, voting together as a single class; (iv) the Series F shall not be converted without at least 60% of the voting power of the outstanding Series F, and (v) the shares of Series G Preferred Stock will not be automatically converted unless the holders of at least 60% of the outstanding shares of Series G Preferred Stock approve such conversion). In addition, if a holder of the Series A Convertible Preferred Stock has converted any of the Series A Convertible Preferred Stock, then all of such holder’s shares of Series A-1 Convertible Preferred Stock also will be converted upon a liquidation event (as defined under the certificate of incorporation). In lieu of any fractional shares of Common Stock to which a holder would otherwise be entitled, PMI shall pay such holder cash in an amount equal to the fair market value of such fractional shares, as determined by its Board of Directors. At present, each of the Series A, Series B, Series C, Series D, Series E-1, Series E-2, and Series F Convertible Preferred Stock converts into PMI Common Stock at a 1:1 ratio. The Series A-1 Convertible Preferred Stock converts into Common Stock at a 1,000,000:1 ratio and the Series G Convertible Preferred Stock converts into Common Stock at a 1:1.36 ratio. The Series G Convertible Preferred Stock conversion ratio reflects the Series G true-up that occurred at end of the vesting period for the Series E-2 and Series F Preferred Stock warrants.
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

Convertible Preferred Stock Warrant Liability
Series E-1 Warrants
In connection with the Settlement and Release Agreement dated November 17, 2016 among PMI, its wholly owned subsidiary PFL and Colchis, on December 16, 2016, PMI issued the First Series E-1 Warrant. The Second Series E-1 Warrant for an additional 15,277,006 shares of Series E-1 Convertible Preferred Stock was granted on the signing of the Consortium Purchase Agreement on February 27, 2017. The warrants expire ten years from the date of issuance. Prosper recognized $13.5 million of income and $21.3 million of expense from the re-measurement of the fair value of the warrants for the years ended December 31, 2022 and 2021, respectively. The income or expense resulted from remeasurement of the fair value of the warrants is recorded in Change in Fair Value of Convertible Preferred Stock Warrants on the Consolidated Statements of Operations.
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
The Company determined the fair value of the outstanding Series E-1 preferred stock warrants utilizing the following assumptions as of December 31, 2022 and 2021:

	December 31,
	2022	2021
Volatility	72.0%	63.0%
Risk-free interest rate	4.30%	0.90%
Expected term (in years)	2.75	2.75
Dividend yield	—%	—%
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
Risk-Free Interest Rate: The risk-free interest rate is based on the U.S. Treasury yield in effect as of December 31, 2022, and for zero coupon U.S. Treasury notes with maturities approximately equal to the term of the warrant.
Expected Term: The expected term is the period of time for which the warrants are expected to be outstanding.
Dividend Yield: The expected dividend assumption is based on the Company’s current expectations about the Company’s anticipated dividend policy.
Series F Warrants
In connection with the Consortium Purchase Agreement on February 27, 2017, PMI issued warrants to purchase up to 177,720,706 shares of PMI's Series F Convertible Preferred Stock at $0.01 per share. The warrants expire ten years from the date of issuance. Prosper recognized $71.1 million of income and $117.3 million of expense from the re-measurement of the fair value of the warrants for the years ended December 31, 2022 and 2021, respectively. The income or expense resulting from changes in the fair value of the warrant is recorded through Change in Fair Value of Convertible Preferred Stock Warrants on the Consolidated Statements of Operations.
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

The Company determined the fair value of the outstanding Series F Warrants utilizing the following assumptions as of December 31, 2022 and 2021:

	December 31,
	2022	2021
Volatility	72.00%	63.0%
Risk-free interest rate	4.30%	0.90%
Expected term (in years)	2.75	2.75
Dividend yield	—%	—%
The above assumptions were determined using the same criteria described above for the Series E-1 Warrants.
The combined activity of the Convertible Preferred Stock Warrant Liability for the years ended December 31, 2022 and 2021 are presented in Note 7, Fair Value of Assets and Liabilities.
Common Stock
PMI, through its Amended and Restated Certificate of Incorporation, is the sole issuer of Common Stock and related options, RSUs and warrants. On February 16, 2016, PMI amended and restated its Certificate of Incorporation to, among other things, effect a 5-for-1 forward stock split. On September 20, 2017, PMI further amended its Amended and Restated Certificate of Incorporation to increase the number of shares of Common Stock authorized for issuance. The total number of shares of stock which PMI has the authority to issue is 1,069,760,848, consisting of 625,000,000 shares of Common Stock, $0.01 par value per share, and 444,760,848 shares of preferred stock, $0.01 par value per share. As described above, the Company repurchased 2,196,665 shares of Common Stock on December 23, 2019. As of December 31, 2022, 75,223,850 shares of Common Stock were issued and 74,287,915 shares of Common Stock were outstanding. As of December 31, 2021, 73,089,929 shares of Common Stock were issued and 72,153,994 shares of Common Stock were outstanding. Each holder of common stock is entitled to one vote for each share of common stock held.
Common Stock Issued upon Exercise of Stock Options
During the year ended December 31, 2022 and 2021, PMI issued 2,133,921 and 3,014,622 shares of Common Stock, respectively, upon the exercise of vested options for cash proceeds of $54 thousand and $61 thousand, respectively.
Common Stock Issued upon Exercise of Warrants
For the year ended December 31, 2022 and 2021, PMI issued zero shares of Common Stock upon the exercise of warrants.
NOTE 13. STOCK-BASED COMPENSATION
PMI grants equity awards primarily through its Amended and Restated 2005 Stock Option Plan (the “2005 Plan”), which was approved as amended and restated by its stockholders on December 1, 2010; and its 2015 Equity Incentive Plan, which was approved by its stockholders on April 7, 2015 and subsequently amended by an Amendment No. 1, Amendment No. 2 and Amendment No. 3, which were approved by PMI's stockholders effective as of February 15, 2016, May 31, 2016, and September 5, 2018 respectively (as amended, the “2015 Plan”). In March 2015, the 2005 Plan expired, except that any awards granted under the 2005 Plan prior to its expiration remain in effect pursuant to their terms. As of December 31, 2022, under the 2015 Plan, options to purchase up to 94,721,992 shares of PMI's Common Stock are reserved and may be granted to employees, directors, and consultants by PMI’s Board of Directors and stockholders to promote the success of Prosper’s business. Options generally vest 25% one year from the vesting commencement date and 1/48th per month thereafter or vest 50% two years from the vesting commencement date and 1/48 per month thereafter or vest 1/36th per month from the vesting commencement date. In no event are options exercisable more than ten years after the date of grant.
Stock Option Repricings
On May 3, 2016, March 17, 2017 and August 11, 2020, the Compensation Committee of the Board of Directors of PMI approved three separate stock option repricing programs (collectively, the “Repricings”) authorizing PMI’s officers to reprice certain outstanding stock options held by employees and directors that had exercise prices above the current fair market value of PMI’s common stock on those respective dates.
PMI believes that the Repricings encourage the continued service of valued employees and directors and motivate such service providers to perform at high levels, both of which are critical to the Company’s continued success. PMI expects to incur additional stock based compensation charges as a result of the Repricings.
The financial statement impact of the above Repricings was not material for the years ended December 31, 2022 and 2021, and $0.4 million for the year ended December 31, 2020. As of December 31, 2022, the unamortized Repricings expense (net of forfeitures) is not material.
Stock Option Activity
Stock option activity under the 2005 Plan and 2015 Plan is summarized for the year ended December 31, 2022 below:

	Options Issued and Outstanding	Weighted- Average Exercise Price	Weighted-Average Contractual Term (in years)	Aggregate intrinsic value[1] (in thousands)
Balance as of January 1, 2022	72,186,151	$0.07	6.72	$46,458
Options granted	17,713,281	$0.59
Options exercised	(2,133,921)	$0.03
Options forfeited	(10,031,923)	$0.49
Option expirations	(5,825)	$0.02
Balance as of December 31, 2022	77,727,763	$0.13	6.22	$19,450
Options vested and expected to vest as of December 31, 2022	70,664,163	$0.13	6.22	$18,733
Options vested and exercisable at December 31, 2022	55,063,268	$0.04	5.14	$17,149

1. Aggregate intrinsic value represents the excess of the fair value of our Common Stock as of December 31, 2022 over the exercise price of the outstanding in-the-money options.

Additional information pertaining to PMI's Common Stock option activities is as follows:

	Year ended December 31,
	2022	2021	2020
Weighted-average grant date fair value of options granted (per share)	$0.37	$0.13	$0.04
Other Information Regarding Stock Options
The fair value of options granted to employees is estimated on the grant date using the Black-Scholes option valuation model. This valuation model for stock based compensation expense requires PMI to make assumptions and judgments about the variables used in the calculation, including the fair value of PMI’s Common Stock, the expected term (the period of time that the options granted are expected to be outstanding), the volatility of PMI’s Common Stock, a risk-free interest rate, and expected dividends. Given the absence of a publicly traded market, the Company considered numerous objective and subjective factors to determine the fair value of PMI’s Common Stock at each grant date. These factors included, but were not limited to: (i) contemporaneous valuations of Common Stock performed by unrelated third-party specialists, (ii) the prices for PMI’s preferred stock sold to outside investors, (iii) the rights, preferences and privileges of PMI’s preferred stock relative to PMI’s Common Stock; (iv) the lack of marketability of PMI’s Common Stock, (v) developments in the business, (vi) secondary transactions of PMI’s common and preferred shares, and (vii) the likelihood of achieving a liquidity event, such as an initial public offering or a merger or acquisition of Prosper, given prevailing market conditions. As PMI’s stock is not publicly traded, volatility for stock options is based on an average of the historical volatilities of the Common Stock of several entities with characteristics similar to those of PMI. The expected term assumptions were determined based on the vesting terms, exercise terms and contractual lives of the options using the simplified method. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. PMI uses an expected dividend yield of zero as it does not anticipate paying any dividends in the foreseeable future.
PMI also estimates forfeitures of unvested stock options. Expected forfeitures are based on the Company’s historical experience. To the extent actual forfeitures differ from the estimates, the difference will be recorded as a cumulative adjustment in the period estimates are revised. No compensation cost is recorded for options that do not vest.
The fair value of PMI’s stock option awards granted during the years ended December 31, 2022, 2021 and 2020 was estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

	December 31,
	2022	2021	2020
Volatility of common stock	67.19%	64.22%	52.62%
Risk-free interest rate	2.95%	1.02%	0.51%
Expected life	6.0 years	6.0 years	6.0 years
Dividend yield	—%	—%	—%

PMI did not grant any performance-based options in 2022, 2021, or 2020.
Restricted Stock Unit Activity
For the years ended December 31, 2022, 2021 and 2020, PMI did not grant any RSUs.
The following table summarizes the number of PMI’s RSU activity for the year ended December 31, 2022:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2022	2,874,348	$1.14
Forfeited	(33,960)	$2.18
Expired	(238,005)	$2.14
Unvested at December 31, 2022	2,602,383	$1.04
Stock Based Compensation
The following table presents the amount of stock-based compensation related to stock-based awards granted to employees recognized in the Company’s Consolidated Statements of Operations for the periods presented (in thousands):

	Years Ended December 31,
	2022	2021	2020
Origination and Servicing	$134	$123	$35
Sales and Marketing	118	62	69
General and Administrative	1,074	951	1,809
Total Stock-Based Compensation	$1,326	$1,136	$1,913
For the years ended December 31, 2022, 2021 and 2020, Prosper capitalized $200 thousand, $137 thousand and $234 thousand, respectively, of stock-based compensation as internal use software and website development costs. As of December 31, 2022, the unamortized stock-based compensation expense adjusted for forfeiture estimates related to Prosper's employees’ unvested stock-based awards was approximately $2.8 million, which will be recognized over a remaining weighted-average vesting period of approximately 2.9 years.

NOTE 14. INCOME TAXES
The components of the Company’s Income Tax Expense are as follows for the periods presented (in thousands):

	Years Ended December 31,
	2022	2021	2020
Current:
Federal	$—	$—	$—
State	197	—	—
Foreign	—	—	—
Total Current Income Tax Expense (Benefit)	197	—	—
Deferred:
Federal	47	47	47
State	51	24	38
Foreign	—	—	(69)
Total Deferred Income Tax Expense	98	71	16
Total Income Tax Expense	$295	$71	$16

Income Tax Expense differed from the amount computed by applying the U.S. federal income tax rate of 21% to pretax income (loss) as a result of the following for the periods presented:

	Years Ended December 31,
	2022	2021	2020
Federal tax at statutory rate	21%	21%	21%
State tax at statutory rate (net of federal benefit)	6%	8%	8%
Incentive stock options	1%	(5)%	2%
Preferred Stock Warrants	(36)%	(29)%	(64)%
Change in valuation allowance	15%	6%	37%
Return-to-provision	(2)%	—%	—%
State tax rate changes	(5)%	—%	—%
Other	—%	(1)%	(4)%
Income Tax Expense	—%	—%	—%

Temporary items that give rise to significant portions of deferred tax assets and liabilities are as follows for the periods presented (in thousands):

	December 31,
	2022	2021
Net operating loss carry forwards	$85,330	$91,793
Research and other credits	3,438	307
Stock compensation	4,025	4,272
Accrued liabilities	5,159	4,357
Lease liabilities	4,798	3,266
Property and equipment	1,214	—
Section 174 R&D capitalization	11,204	—
Total deferred tax assets	115,168	103,995
Net servicing rights	(2,040)	(1,898)
Property and equipment	—	(1,873)
Intangible assets	(2,129)	(1,770)
Right-of-use assets	(4,147)	(2,264)
Total deferred tax liabilities	(8,316)	(7,805)
Total net deferred tax asset	106,852	96,190
Less: Valuation allowance	(107,512)	(96,750)
Net deferred tax liability	$(660)	$(560)

Under ASC 740, Accounting for Income Taxes, a valuation allowance must be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The amount of valuation allowance is based upon management’s best estimate of Prosper’s ability to realize the net deferred tax assets. A valuation allowance can subsequently be reduced when management believes that the assets are realizable on a more-likely-than-not basis. As of December 31, 2022, the Company continues to record a valuation allowance against its net deferred tax asset. The valuation allowance as of December 31, 2022, increased by $10.8 million to $107.5 million from the prior year.
The Internal Revenue Code imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of an “ownership change” of a corporation. Accordingly, Prosper’s ability to utilize net operating losses and credit carryforwards may be limited in the future as the result of such an “ownership change.”
Prosper files federal and various state income tax returns, and has net operating loss carryforwards available to reduce future taxable income, if any, for both federal and state income tax purposes of approximately $307.9 million and $372.3 million, respectively, as of December 31, 2022. The state net operating loss carryforwards are primarily related to California. The federal and state net operating loss carryforwards will begin to expire in 2027 and 2023, respectively. All net operating loss carryforwards are subject to a full valuation allowance. Prosper has federal and California research and development tax credits of approximately $2.8 million and $2.8 million, respectively. The federal research credits will begin to expire in 2034 and the California research credits have no expiration date.
The following table summarizes Prosper’s activity related to its unrecognized tax benefits (in thousands):

Balance at December 31, 2019	$112
Change related to 2020 tax year position	—
Balance at December 31, 2020	$112
Change related to 2021 tax year position	—
Balance at December 31, 2021	$112
Increase related to prior year tax position	1,179
Balance at December 31, 2022	$1,291
None of the unrecognized tax benefits would affect Prosper’s effective tax rate if these amounts are recognized due to the full valuation allowance.
Prosper’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of Income Tax Expense. As of December 31, 2022, Prosper has not incurred significant interest or penalties.

All tax returns will remain open for examination by federal and most state taxing authorities for three and four years, respectively, from the date of utilization of any net operating loss carryforwards or research and development credits.
Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminates the option to deduct research and development expenditures and requires U.S. taxpayers to amortize them over five years pursuant to Internal Revenue Code Section 174, effective for tax year 2022. The enactment of IRC 174 did not have a material impact on the Company's income tax liabilities.
NOTE 15. LEASES
Prosper has operating leases for corporate offices and datacenters. These leases have remaining lease terms of less than one year to approximately five years. Some of the lease agreements include options to extend the lease term for up to an additional five years. Rental expense under operating lease arrangements was $4.7 million, $4.5 million and $4.5 million for the years ended December 31, 2022, 2021 and 2020, respectively. Additionally, Prosper subleases certain leased office space to third parties when it determines there is excess leased capacity. Sublease revenue from operating lease arrangements was $0.7 million, $0.3 million and $0.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Operating Lease Right-of-Use Assets
The following table summarizes the operating lease ROU assets as of December 31, 2022, which are included in Property and Equipment, Net on the Consolidated Balance Sheets.

	December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
ROU assets - office buildings	$26,151	$12,215	$13,936
ROU assets - other	900	704	196
Total operating lease ROU assets	$27,051	$12,919	$14,132
In May 2022, the Company entered into an amendment to its San Francisco office lease, the most prominent impact of which was to extend the lease term for the Company’s primary space in that office for an additional period through May 2028. As a result of this lease modification, the Company recorded additional ROU operating lease assets and liabilities of $9.9 million.
The Company identified certain impairment triggers related to its ROU assets in 2020, primarily due to the non-renewal of certain sublease agreements and the time expected to find new subtenants. As a result of impairment testing performed on these ROU assets, the Company recorded an impairment charge of $0.4 million for the year ended December 31, 2020. No impairment charge was identified for the years ended December 31, 2022 and 2021.
Lease Liabilities
Future maturities of operating lease liabilities as of December 31, 2022 were as follows (in thousands). The present value of the future minimum lease payments represents the Company’s operating lease liabilities as of December 31, 2022 and are included in “Other Liabilities” on the consolidated balance sheets.

December 31, 2022
2023	$3,715
2024	4,391
2025	4,517
2026	4,432
2027	3,311
Thereafter	1,411
Total future minimum lease payments	21,777
Less: Imputed interest	(5,426)
Present value of future minimum lease payments	$16,351

Because the rate implicit in each lease is not readily determinable, we use our incremental borrowing rate to determine the present value of the lease payments. Supplemental cash flow information related to the Company’s operating leases is as follows (dollars in thousands):

	Years Ended December 31,
	2022	2021	2020
Non-cash operating activity:
ROU assets obtained or adjusted in exchange for new, amended and modified operating lease liabilities	$9,980	$1,773	$290
The weighted-average remaining lease term and discount rate used in the calculation of the Company’s operating lease assets and liabilities are as follows (dollars in thousands):

December 31, 2022
Weighted-average remaining lease term	4.88 years
Weighted-average discount rate	10.96%

NOTE 16. COMMITMENTS AND CONTINGENCIES
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
Pursuant to the Marketing Agreement Amendment, the marketing fee that Prosper receives in connection with the origination of each loan is partially reduced by an amount (the “Designated Amount”) calculated as a percentage of the principal amount of such loan based on the aggregate principal amount of loans originated for the applicable month. To the extent the aggregate Designated Amount for all loans originated during any month is less than $100,000 through February 1, 2025, Prosper is required to pay WebBank an amount equal to such deficiency. Accordingly, the minimum fee is $1.2 million for each year from 2023 through 2024, and $0.1 million in 2025.
Additionally, under the agreement with WebBank, Prosper is required to maintain minimum net liquidity of $15.0 million at all times during the term of the agreement. Net liquidity is defined as the sum of Cash, Cash Equivalents and Available for Sale Investments. Violation of this covenant can result in termination of the contract with WebBank. At December 31, 2022, Prosper was in compliance with the covenant.

Loan Purchase Commitments
Prosper entered into an agreement with WebBank to purchase $6.0 million of Borrower Loans that WebBank originated during the last two business days of the year ended December 31, 2022. Prosper will purchase these Borrower Loans within the first two business days of the year ending December 31, 2023.
Repurchase Obligation
Under the terms of the loan purchase agreements between Prosper and investors that participate in the Whole Loan Channel, Prosper may, in certain circumstances, become obligated to repurchase a Borrower Loan from an investor. Generally, these circumstances include the occurrence of verifiable identity theft, the failure to properly follow loan listing or bidding protocols or a violation of the applicable federal, state or local lending laws. Prosper recognizes a liability at fair value for the repurchase obligation when the Borrower Loans are sold. The fair value of the repurchase obligation is estimated based on historical experience. Repurchased Borrower Loans associated with violations of federal, state or local lending laws or verifiable identity theft are written off at the time of repurchase. The maximum potential amount of future payments associated with this obligation is the outstanding balances of the Borrower Loans issued through the Whole Loan Channel, which at December 31, 2022 is $3.7 billion. Prosper has accrued $0.3 million and $0.3 million as of December 31, 2022 and 2021, respectively, in regard to this obligation.
Under the terms of the indenture and investor registration agreement, Prosper may, in certain circumstances, become obligated to either repurchase a Note or indemnify the investor for any losses resulting from nonpayment of a Note purchased in the Retail Channel. The decision to repurchase or indemnify is in Prosper’s sole discretion. These circumstances include, but are not limited to, the occurrence of verifiable identity theft, a technical error in the automated bidding tools which results in the purchase of a Note that does not match the investor’s investment criteria, or situations in which a loan listing includes a Prosper Rating that is different from the Prosper Rating that should have appeared in the listing for the corresponding Borrower Loan because either PFL inaccurately input data into, or inaccurately applied, the formula for determining the Prosper Rating and, as a result, the interest of the investor is materially and adversely affected. As of December 31, 2022, the Company has accrued $0.3 million for the repurchase of a portion of the underlying Notes, and agreed to indemnify an additional $1.2 million in outstanding Notes.
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

NOTE 17. RELATED PARTIES
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
Prosper’s executive officers, directors who are not executive officers, and certain affiliates participate in its marketplace by placing bids and purchasing Notes. The aggregate amount of the Notes purchased and the income earned by parties deemed to be affiliates and related parties of Prosper for the year ended December 31, 2022 and 2021, as well as the Notes outstanding as of December 31, 2022 and 2021 are summarized below (in thousands):

	Aggregate Amount of Notes Purchased for the Year Ended December 31,		Interest Earned on Notes for the Year Ended December 31,
	2022	2021	2022	2021
Executive officers and management	$37	$35	$7	$7
Directors (excluding executive officers and management)	—	24	1	1
Total	$37	$59	$8	$8

	Notes Balance as of
	December 31, 2022	December 31, 2021
Executive officers and management	$52	$41
Directors (excluding executive officers and management)	6	15
Total	$58	$56

NOTE 18. POSTRETIREMENT BENEFIT PLANS
Prosper has a 401(k) plan that covers all employees meeting certain eligibility requirements. The 401(k) plan is designed to provide tax-deferred retirement benefits in accordance with the provisions of Section 401(k) of the Internal Revenue Code. Eligible employees may defer up to 90% of eligible compensation up to the annual maximum as determined by the Internal Revenue Service. Prosper’s contributions to the plan are discretionary. During the years ended December 31, 2022, 2021 and 2020, Prosper contributed $2.7 million, $2.0 million and $1.2 million, respectively, to the 401(k) plan.
NOTE 19. SIGNIFICANT CONCENTRATIONS
Prosper is dependent on third party funding sources such as banks, asset managers, investment funds and Warehouse Lines to provide the funds to allow WebBank to originate Borrower Loans that the third party funding sources will later purchase. Of all Borrower Loans originated in the year ended December 31, 2022, two individual third parties purchased 23.4% and 10.4% of all Borrower Loans originated, and the Company’s Warehouse VIEs purchased 13.9% of such loans. For the year ended December 31, 2021, one individual party purchased 26.7% of all Borrower Loans originated, and the Company’s Warehouse VIEs purchased 12.6% of such loans. These purchases reflect that a significant portion of Prosper’s business is dependent on funding through the Whole Loan Channel, through which 92% and 88% of Borrower Loans were originated in the years ended December 31, 2022 and 2021, respectively.
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
NOTE 20. SEGMENTS
Starting with the fourth quarter of 2022, the Company realigned its reportable and operating segments to better reflect the nature and materiality of its product offerings. As a result of these changes, the Company now has three reportable and operating segments: Personal Loan, Home Equity and Credit Card. Financial information for the years ended December 31, 2021 and 2020 presented below have been revised to conform with the current year presentation.

The Company’s Chief Executive Officer, who serves as the chief operating decision maker (“CODM”) evaluates the financial performance of the Company’s segments based upon segment revenues and segment Adjusted EBITDA, a non-GAAP profitability measure. Items outside of Adjusted EBITDA are not reported by segment, since they are excluded from the measure of segment profitability reviewed by the CODM. The Company’s CODM does not use segment assets to allocate resources or to assess performance of the segments and, therefore, total segment assets have not been disclosed.
The tables below present segment information reconciled to total Company Net Income (Loss) Before Income Taxes, as well as interest income and expense included in segment Adjusted EBITDA, for the periods indicated (in thousands).

	Year Ended December 31, 2022
	Personal Loan	Home Equity	Credit Card	Total
Total Net Revenue	$180,717	$2,821	$16,343	$199,881

Segment Adjusted EBITDA	$2,053	$(2,163)	$(8,946)	$(9,056)
Depreciation expense:
Origination and Servicing				(8,132)
General and Administrative				(2,656)
Amortization of intangibles				(136)
Stock-based compensation				(1,326)
Change in Fair Value of Convertible Preferred Stock Warrants				84,595
Gain on Forgiveness of PPP Loan				8,604
Interest income on cash and cash equivalents				511
Interest Expense on Term Loan				(1,527)
Net Income Before Income Taxes				$70,877

Interest Income (Expense) Included in Segment Adjusted EBITDA
Interest Income on Borrower Loans and Loans Held for Sale	$86,350	$—	$—	$86,350
Interest Expense on Notes and Warehouse Lines	(60,025)	—	—	(60,025)
Total Interest Income, Net	$26,325	$—	$—	$26,325

	Year Ended December 31, 2021
	Personal Loan	Home Equity	Credit Card	Total
Total Net Revenue	$143,670	$946	$10	$144,626

Segment Adjusted EBITDA	$19,219	$(2,556)	$(3,849)	$12,814
Depreciation expense:
Origination and Servicing				(7,167)
General and Administrative				(2,501)
Amortization of intangibles				(172)
Stock-based compensation				(1,136)
Change in Fair Value of Convertible Preferred Stock Warrants				(138,622)
Loss on Deconsolidation of VIEs				(1,494)
Interest income on cash and cash equivalents				8
Net Loss Before Income Taxes				$(138,270)

Interest Income (Expense) Included in Segment Adjusted EBITDA
Interest Income on Borrower Loans and Loans Held for Sale	$83,107	$—	$—	$83,107
Interest Expense on Financial Instruments	(50,816)	—	—	(50,816)
Total Interest Income, Net	$32,291	$—	$—	$32,291
Because the Company’s Credit Card product launched in December 2021, all activity for the year ended December 31, 2020 related to the Personal Loan and Home Equity segments.

	Year Ended December 31, 2020
	Personal Loan	Home Equity	Total
Total Net Revenue	$102,979	$257	$103,236

Segment Adjusted EBITDA	$(5,106)	$(3,481)	$(8,587)
Depreciation expense:
Organization and Servicing			(5,830)
General and Administrative			(2,300)
Amortization of intangibles			(219)
Impairment Expenses			(445)
Stock-based compensation			(1,913)
Change in Fair Value of Convertible Preferred Stock Warrants			37,677
Interest income on cash and cash equivalents			184
Net Income Before Income Taxes			$18,567

Interest Income (Expense) Included in Segment Adjusted EBITDA
Interest Income on Borrower Loans and Loans Held for Sale	$104,150	$—	$104,150
Interest Expense on Financial Instruments	(60,127)	—	(60,127)
Total Interest Income, Net	$44,023	$—	$44,023
NOTE 21. SUBSEQUENT EVENTS
On February 10, 2023, PMI extended its PWIIT Warehouse Line (“PWIIT 2023 Extension”). The PWIIT 2023 Extension increased the maximum borrowing amount from $300 million to $450 million, consisting of a $400 million Class A loan with the existing PWIIT Warehouse Line national banking association and a $50 million Class B loan with the existing asset manager. The total advance rate on the PWIIT 2023 Extension is the lesser of (a) 90% and (b) the sum of defined Class A and B advance rates determined primarily on the basis of a proprietary calculation developed by the lenders, which is expected to range from approximately 80% to 90%. This advance rate became applicable to all new and existing borrowings under the

PWIIT Warehouse Line at the time the PWIIT 2023 Extension was signed. Under the PWIIT 2023 Extension, proceeds of loans made under the PWIIT Warehouse Line may be borrowed, repaid and reborrowed until the earlier of March 3, 2024 or the occurrence of any accelerated amortization event or event of default. Repayment of any outstanding proceeds will be made over a 24-month period ending March 4, 2026, excluding the occurrence of any accelerated amortization event or event of default.
Under the PWIIT 2023 Extension, the Class A loan bears interest at a per annum rate of the national banking association's asset-backed commercial paper rate, plus a spread of 2.85%. The spread increases by 0.375% during the first 12 months immediately following the termination of the revolving period with an additional increase of 0.375% thereafter. Additionally, the Class A loan bears a monthly unused commitment fee of 0.75% per annum on the undrawn portion available under the Class A loan.
The Class B loan bears interest at a per annum rate of adjusted one-month Term SOFR, plus a spread of 10.75%. The spread increases by 0.375% during the first twelve months immediately following the termination of the revolving period with an additional increase of 0.375% thereafter. Additionally, the Class B loan bears a monthly unused commitment fee of 0.50% or 1.00% per annum on the undrawn portion available under the Class B loan, depending on the Class B loan utilization percentage.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Prosper Funding LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Prosper Funding LLC and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, member’s equity, and cash flows, for each of the three years ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Level 3 Financial Instruments and Unobservable Inputs Therein

–Borrower Loans, at Fair Value – See Note 4. Borrow Loans and Notes, at Fair Value

–Servicing Assets – See Note 5. Servicing Assets

Critical Audit Matter Description

The Company measures financial instruments at fair value including borrower loans and servicing assets. As of December 31, 2022, Borrower Loans were $320.6 million and servicing assets were $14.9 million. The Company estimates the fair values using discounted cash flow valuation methodologies incorporating significant unobservable inputs and valuation assumptions that are reflective of management’s own estimates of assumptions that market participants would use in pricing the instruments and requires significant management judgement or estimate. Significant unobservable inputs used in the valuation methodology include the market servicing rate, discount rates, default rates and prepayment rates.

Auditing the methodology and significant unobservable inputs used by management to estimate the fair values of level 3 financial instruments required a high degree of auditor judgment and subjectivity and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation of these Level 3 financial instruments and unobservable inputs used by management to estimate the fair value included the following key procedures:

•We gained an understanding of the significance of inputs and assumptions using sensitivity analysis, identifying relevant inputs and assumptions for further testing.

•With the assistance of our fair value specialists, we developed independent estimates of fair value and compared our estimates to the Company’s estimates.

•We tested the source information derived from the Company’s data used in the valuation models.

•We evaluated the reasonableness of the market servicing rate assumption used in developing the fair value estimate of the servicing assets.

/s/ DELOITTE & TOUCHE LLP

San Francisco, CA
March 29, 2023

We have served as the Company's auditor since 2014.

Prosper Funding LLC
Consolidated Balance Sheets
(amounts in thousands)

	December 31,
	2022	2021
Assets:
Cash and Cash Equivalents	$6,285	$10,765
Restricted Cash	91,564	157,111
Borrower Loans, at Fair Value	320,642	267,626
Property and Equipment, Net	10,004	7,907
Servicing Assets	14,860	9,796
Other Assets	84	317
Total Assets	$443,439	$453,522
Liabilities and Member's Equity:
Accounts Payable and Accrued Liabilities	$4,576	$1,818
Payable to Related Party	2,853	1,306
Payable to Investors	86,927	153,681
Notes, at Fair Value	318,704	265,985
Other Liabilities	3,608	2,434
Total Liabilities	416,668	425,224
Member's Equity:
Member's Equity	6,354	11,404
Retained Earnings	20,417	16,894
Total Member's Equity	26,771	28,298
Total Liabilities and Member's Equity	$443,439	$453,522
The accompanying notes are an integral part of these consolidated financial statements.

Prosper Funding LLC
Consolidated Statements of Operations
(amounts in thousands)

	Years Ended December 31,
	2022	2021	2020
Revenues:
Operating Revenues:
Administration Fee Revenue – Related Party	$60,256	$34,017	$21,618
Servicing Fees, Net	20,641	15,770	20,791
Gain on Sale of Borrower Loans	1,678	8,450	6,430
Other Revenue	894	1,312	552
Total Operating Revenues	83,469	59,549	49,391
Interest Income (Expense):
Interest Income on Borrower Loans	45,289	36,952	36,765
Interest Expense on Notes	(42,165)	(34,514)	(34,457)
Total Interest Income, Net	3,124	2,438	2,308
Change in Fair Value of Financial Instruments, Net	394	770	454
Total Net Revenues	86,987	62,757	52,153
Expenses:
Administration Fee – Related Party	74,382	52,641	45,472
Servicing	8,472	6,409	4,900
General and Administrative	610	497	380
Total Expenses	83,464	59,547	50,752
Net Income	$3,523	$3,210	$1,401
The accompanying notes are an integral part of these consolidated financial statements.

Prosper Funding LLC
Consolidated Statements of Member’s Equity
(amounts in thousands)

	Member’s Equity	Retained Earnings	Total
Balance at December 31, 2019	$15,904	$12,283	$28,187
Distributions to Parent	(4,500)	—	(4,500)
Net Income	—	1,401	1,401
Balance at December 31, 2020	11,404	13,684	25,088
Distributions to Parent	—	—	—
Net Income	—	3,210	3,210
Balance at December 31, 2021	11,404	16,894	28,298
Contribution from Parent	650	—	650
Distributions to Parent	(5,700)	—	(5,700)
Net Income	—	3,523	3,523
Balance at December 31, 2022	$6,354	$20,417	$26,771
The accompanying notes are an integral part of these consolidated financial statements.

Prosper Funding LLC
Consolidated Statements of Cash Flows
(amounts in thousands)

	Years Ended December 31,
	2022	2021	2020
Cash Flows from Operating Activities:
Net Income	$3,523	$3,210	$1,401
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities:
Change in Fair Value of Financial Instruments, Net	(394)	(770)	(454)
Other Non-Cash Changes in Borrower Loans, Loans Held for Sale and Notes	92	26	46
Gain on Sale of Borrower Loans	(15,278)	(9,020)	(7,203)
Change in Fair Value of Servicing Rights	10,214	10,312	11,003
Depreciation and Amortization	5,525	4,878	4,149
Changes in Operating Assets and Liabilities:
Purchase of Loans Held for Sale, at Fair Value	(3,063,729)	(1,712,705)	(1,338,082)
Proceeds from Sales and Principal Payments of Loans Held for Sale, at Fair Value	3,063,729	1,712,705	1,338,082
Other Assets	233	(100)	532
Accounts Payable and Accrued Liabilities	2,758	(543)	228
Payable to Investors	(66,754)	27,415	20,979
Net Related Party Receivable/Payable	1,468	(2,544)	1,183
Other Liabilities	1,174	(179)	(1,114)
Net Cash (Used in) Provided by Operating Activities	(57,439)	32,685	30,750
Cash Flows From Investing Activities:
Purchase of Borrower Loans, at Fair Value	(284,921)	(231,998)	(133,644)
Proceeds from Sales and Principal Payments of Borrower Loans, at Fair Value	202,119	172,709	149,908
Purchases of Property and Equipment	(7,543)	(6,127)	(3,270)
Net Cash (Used in) Provided by Investing Activities	(90,345)	(65,416)	12,994
Cash Flows from Financing Activities:
Proceeds from Issuance of Notes, at Fair Value	285,115	231,933	133,228
Payments of Notes, at Fair Value	(202,308)	(172,250)	(149,409)
Cash Contribution from Parent	650	—	—
Cash Distributions to Parent	(5,700)	—	(4,500)
Net Cash Provided by (Used in) Financing Activities	77,757	59,683	(20,681)
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(70,027)	26,952	23,063
Cash, Cash Equivalents and Restricted Cash at Beginning of the Period	167,876	140,924	117,861
Cash, Cash Equivalents and Restricted Cash at End of the Period	$97,849	$167,876	$140,924

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$41,431	$34,682	$34,410
Non-Cash Investing Activity- Accrual for Property and Equipment, Net	313	234	504

Reconciliation to Amounts on Consolidated Balance Sheets:
Cash and Cash Equivalents	$6,285	$10,765	$8,592
Restricted Cash	91,564	157,111	132,332
Total Cash, Cash Equivalents and Restricted Cash	$97,849	$167,876	$140,924
The accompanying notes are an integral part of these consolidated financial statements.

PROSPER FUNDING LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. ORGANIZATION AND BUSINESS
Prosper Funding LLC ( “PFL”) was formed in the state of Delaware in February 2012 as a limited liability company with Prosper Marketplace, Inc. (“PMI”) as its sole equity member. Except as the context otherwise requires, as used in these Notes to consolidated financial statements of Prosper Funding LLC, PFL and the “Company” refer to Prosper Funding LLC and its wholly owned subsidiary, Prosper Depositor LLC, a Delaware limited liability company, on a consolidated basis.
PFL did not have any items of other comprehensive income (loss) during any of the periods presented in the consolidated financial statements as of and for the years ended December 31, 2022, 2021 and 2020.
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
All loans requested and obtained through the marketplace are unsecured obligations of individual borrowers with a fixed interest rate and original terms to maturity of 24, 36, 48 or 60 months as of December 31, 2022. All loans made through the marketplace are funded by WebBank, an FDIC-insured, Utah chartered industrial bank. After funding a loan, WebBank sells the loan to PFL, without recourse to WebBank, in exchange for the principal amount of the loan. WebBank does not have any obligation to purchasers of the Notes.
As of December 31, 2022, PFL’s marketplace was open to investors in 30 states and the District of Columbia. Additionally, as of December 31, 2022, PFL’s marketplace was open to borrowers in 48 states and the District of Columbia. Currently, the marketplace does not operate internationally.
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
Borrower Loans, Loans Held for Sale and Notes
With respect to the Note Channel, PFL purchases Borrower Loans from WebBank, then issues Notes and holds the Borrower Loans until maturity. The obligation to repay a series of Notes funded through the Note Channel is dependent upon the repayment of the associated Borrower Loan. Borrower Loans and Notes funded through the Note Channel are carried on PFL’s consolidated balance sheets as assets and liabilities, respectively.
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
PFL uses a discounted cash flow model to estimate the fair value of Servicing Assets which considers the contractual servicing fee revenue that PFL earns on the Borrower Loans, estimated market servicing fees to service such loans, prepayment rates, default rates and the current principal balances of the Borrower Loans.

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
Service Fees
Investors who purchase Borrower Loans from PFL through the Whole Loan Channel typically pay PFL a servicing fee which is currently set at 1.0% per annum of the outstanding principal balance of the Borrower Loan prior to applying the current payment, plus an additional 0.075% per annum to cover the Loan Trailing Fee. The servicing fee compensates PFL for the costs incurred in servicing the Borrower Loan, including managing payments from borrowers, managing payments to investors and maintaining investors’ account portfolios. PFL records Servicing Fees from investors as a component of operating revenue when received.
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
NOTE 3. PROPERTY AND EQUIPMENT, NET
Property and Equipment consist of the following as of the dates presented (in thousands):

	December 31,
	2022	2021
Internal-use software and web site development costs	$37,428	$31,979
Less: Accumulated depreciation and amortization	(27,424)	(24,072)
Total Property and Equipment, Net	$10,004	$7,907

Depreciation and amortization expense for the years ended December 31, 2022, 2021, and 2020 was $5.5 million, $4.9 million and $4.1 million, respectively. Internal-use software and web site development additions of $7.6 million, $5.9 million and $3.5 million were purchased from PMI in the years ended December 31, 2022, 2021, and 2020, respectively.
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
The aggregate principal balances outstanding and fair values of Borrower Loans and Notes as of December 31, 2022 and 2021, are presented in the following table (in thousands):

	Borrower Loans		Notes
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Aggregate principal balance outstanding	$333,294	$265,232	$336,555	$267,415
Fair value adjustments	(12,652)	2,394	(17,851)	(1,430)
Fair value	$320,642	$267,626	$318,704	$265,985

As of December 31, 2022, outstanding Borrower Loans had original terms to maturity of 24, 36, 48 or 60 months, had monthly payments with fixed interest rates ranging from 5.31% to 33.00% and had various original maturity dates through December 2027. At December 31, 2021, Borrower Loans had original maturities of either 36 months or 60 months, had monthly payments with fixed interest rates ranging from 5.31% to 31.82% and had various original maturity dates through December 2026.
As of December 31, 2022, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $2.7 million and a fair value of $0.3 million. As of December 31, 2021, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $0.9 million and a fair value of $0.1 million. PFL places loans on non-accrual status when they are over 120 days past due. As of December 31, 2022 and 2021, Borrower Loans in non-accrual status had a fair value of $0.3 million and $0.1 million, respectively.
NOTE 5. SERVICING ASSETS
PFL accounts for Servicing Assets at their estimated fair values with changes in fair values recorded in Servicing Fees, Net on the Consolidated Statements of Operations. The initial asset is recognized when PFL sells Borrower Loans to unrelated third-party buyers through the Whole Loan Channel and the servicing rights are retained. The total recognized gains and losses on the sale of such Borrower Loans were a $1.7 million gain, a $8.5 million gain and a $6.4 million gain for the years ended December 31, 2022, 2021, and 2020, respectively.
At December 31, 2022, Borrower Loans that were sold, but for which PFL retained servicing rights, had a total outstanding principal balance of $3.7 billion, original terms of 24, 36, 48 or 60 months, monthly payments with fixed interest rates ranging from 5.31% to 33.00% and various original maturity dates through December 2027. At December 31, 2021, Borrower Loans that were sold, but for which PFL retained servicing rights, had a total outstanding principal balance of $2.5 billion, original terms of either 36 or 60 months, monthly payments with fixed interest rates ranging from 5.31% to 31.82% and various original maturity dates through December 2026.
Contractually-specified servicing fees and ancillary fees totaled $33.8 million, $29.2 million and $34.8 million for the years ended December 31, 2022, 2021, and 2020, respectively, and are included in Servicing Fees, Net on the Statement of Operations.
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
NOTE 6. INCOME TAXES
PFL incurred no income tax provision for the year ended December 31, 2022 and 2021. PFL is a U.S. disregarded entity and its income and loss are included in the income tax reporting of its parent, PMI. Since PMI is in a taxable loss position, is not currently subject to income taxes, and has fully reserved against its deferred tax asset, the net effective tax rate for PFL is 0%.
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
As of December 31, 2022 and 2021, the discounted cash flow methodology used to estimate the Note fair values used the same projected cash flows as the related Borrower Loans. As demonstrated in the following table, the fair value adjustments for Borrower Loans were largely offset by the fair value adjustments of the Notes due to the borrower payment dependent design of the Notes and because the principal balances of the Borrower Loans approximated the principal balances of the Notes.
For a description of the fair value hierarchy and PFL’s fair value methodologies, see Note 2 - Summary of Significant Accounting Policies. PFL did not transfer any assets or liabilities in or out of Level 3 during the year ended December 31, 2022 and 2021.
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

The following tables present the fair value hierarchy for assets and liabilities measured at fair value (in thousands):

December 31, 2022	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Borrower Loans, at Fair Value	$—	$—	$320,642	$320,642
Servicing Assets	—	—	14,860	14,860
Total Assets	$—	$—	$335,502	$335,502
Liabilities:
Notes, at Fair Value	$—	$—	$318,704	$318,704
Loan Trailing Fee Liability*	—	—	3,290	3,290
Total Liabilities	$—	$—	$321,994	$321,994

December 31, 2021	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Borrower Loans, at Fair Value	$—	$—	$267,626	$267,626
Servicing Assets	—	—	9,796	9,796
Total Assets	$—	$—	$277,422	$277,422
Liabilities:
Notes, at Fair Value	$—	$—	$265,985	$265,985
Loan Trailing Fee Liability*	—	—	2,161	2,161
Total Liabilities	$—	$—	$268,146	$268,146
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

Significant Unobservable Inputs
The following tables present quantitative information about the significant unobservable inputs used for PFL’s Level 3 fair value measurements at the dates presented:

	Range
Borrower Loans and Notes:	December 31, 2022			December 31, 2021
Discount rate	5.6%	—	12.9%	4.3%	—	13.9%
Default rate	1.8%	—	18.2%	2.0%	—	13.5%

	Range
Servicing Assets:	December 31, 2022			December 31, 2021
Discount rate	15.0%	—	25.0%	15.0%	—	25.0%
Default rate	2.0%	—	19.3%	1.5%	—	14.1%
Prepayment rate	14.2%	—	28.0%	10.2%	—	32.3%
Market servicing rate (1) (2)	0.648%	—	0.842%	0.648%	—	0.842%
(1) Servicing assets associated with loans enrolled in a relief program offered by the Company in response to the COVID-19 pandemic as of December 31, 2022 and 2021 were measured using a market servicing rate assumption of 84.2 basis points. This rate was estimated using a multiplier consistent with observable market rates for other loan types, applied to the base market servicing rate assumption of 64.8 basis points.

(2) Excludes collection fees that would be passed on to a hypothetical third-party servicer. As of December 31, 2022 and 2021, the market rate for collection fees and non-sufficient fund fees was assumed to be 6 basis points and 6 basis points, respectively, for a weighted-average total market servicing rate of 70.8 basis points to 90.2 basis points and 70.8 basis points to 90.2 basis points, respectively.

	Range
Loan Trailing Fee Liability:	December 31, 2022			December 31, 2021
Discount rate	15.0%	—	25.0%	15.0%	—	25.0%
Default rate	2.0%	—	19.3%	1.5%	—	14.1%
Prepayment rate	14.2%	—	28.0%	10.2%	—	32.3%
Changes in Level 3 Fair Value Assets and Liabilities on a Recurring Basis
The following table presents additional information about Level 3 Loans Held for Sale, Borrower Loans, and Notes measured at fair value on a recurring basis for the year ended December 31, 2022 and 2021 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets		Liabilities
	Borrower Loans	Loans Held for Sale	Notes	Total
Fair value at January 1, 2021	$209,670	$—	$(208,379)	$1,291
Originations	232,000	1,712,705	(231,933)	1,712,772
Principal repayments	(171,286)	—	172,250	964
Borrower Loans sold to third parties	(1,422)	(1,712,705)	—	(1,714,127)
Other changes	(195)	—	166	(29)
Change in fair value	(1,141)	—	1,911	770
Fair value at December 31, 2021	$267,626	$—	$(265,985)	$1,641
Originations	284,921	3,063,729	(285,115)	3,063,535
Principal repayments	(187,599)	—	202,308	14,709
Borrower Loans sold to third parties	(14,520)	(3,063,729)	—	(3,078,249)
Other changes	650	—	(742)	(92)
Change in fair value	(30,436)	—	30,830	394
Fair value at December 31, 2022	$320,642	$—	$(318,704)	$1,938

The following table presents additional information about Level 3 Servicing Assets recorded at fair value (in thousands):

Servicing Assets
Fair value at January 1, 2021	$11,088
Additions	9,020
Change in fair value	(10,312)
Fair value at December 31, 2021	$9,796
Additions	15,277
Change in fair value	(10,213)
Fair value at December 31, 2022	$14,860
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
The following tables present additional information about Level 3 Loan Trailing Fee Liability measured at fair value on a recurring basis (in thousands):

Loan Trailing Fee Liability
Fair Value at January 1, 2021	$2,233
Issuances	1,775
Cash payment of Loan Trailing Fee	(2,100)
Change in fair value	253
Fair Value at December 31, 2021	$2,161
Issuances	3,070
Cash payment of Loan Trailing Fee	(2,245)
Change in fair value	304
Fair Value at December 31, 2022	$3,290

Significant Recurring Level 3 Fair Value Asset and Liability Input Sensitivity
Key economic assumptions are used to compute the fair value of Borrower Loans and Notes. The sensitivity of the current fair value to immediate changes in assumptions at December 31, 2022 and 2021 for Borrower Loans are presented in the following table (in thousands, except percentages):

Borrower Loans:	December 31, 2022	December 31, 2021
Fair value, using the following assumptions:	$320,642	$267,626
Weighted-average discount rate	6.87%	5.76%
Weighted-average default rate	11.36%	10.70%

Fair value resulting from:
100 basis point increase in discount rate	$317,380	$265,104
200 basis point increase in discount rate	$314,201	$262,499
Fair value resulting from:
100 basis point decrease in discount rate	$323,991	$270,520
200 basis point decrease in discount rate	$327,429	$273,337

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$316,832	$265,435
Applying a 1.2 multiplier to default rate	$313,053	$263,107
Fair value resulting from:
Applying a 0.9 multiplier to default rate	$324,484	$270,133
Applying a 0.8 multiplier to default rate	$328,361	$272,505

Key economic assumptions are used to compute the fair value of Notes. The sensitivity of the fair value to immediate changes in assumptions at December 31, 2022 and 2021 for Notes funded through the Note Channel are presented in the following table (in thousands, except percentages):

Notes:	December 31, 2022	December 31, 2021
Fair value, using the following assumptions:	$318,704	$265,985
Weighted-average discount rate	6.87%	5.76%
Weighted-average default rate	11.36%	10.70%

Fair value resulting from:
100 basis point increase in discount rate	$315,456	$263,326
200 basis point increase in discount rate	$312,291	$260,735
Fair value resulting from:
100 basis point decrease in discount rate	$322,037	$268,714
200 basis point decrease in discount rate	$325,461	$271,516

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$314,892	$263,644
Applying a 1.2 multiplier to default rate	$311,112	$261,318
Fair value resulting from:
Applying a 0.9 multiplier to default rate	$322,547	$268,340
Applying a 0.8 multiplier to default rate	$326,425	$270,711
Key economic assumptions are used to compute the fair value of Servicing Assets. The sensitivity of the current fair value to immediate changes in assumptions at December 31, 2022 and 2021 for Servicing Assets are presented in the following table (in thousands, except percentages):

Servicing Assets:	December 31, 2022	December 31, 2021
Fair value, using the following assumptions:	$14,860	$9,796
Weighted-average market servicing rate	0.649%	0.650%
Weighted-average prepayment rate	18.77%	20.82%
Weighted-average default rate	12.63%	12.24%

Fair value resulting from:
Market servicing rate increase of 0.025%	$13,850	$9,171
Market servicing rate decrease of 0.025%	$15,870	$10,421

Fair value resulting from:
Applying a 1.1 multiplier to prepayment rate	$14,534	$9,580
Applying a 0.9 multiplier to prepayment rate	$15,191	$10,015

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$14,557	$9,667
Applying a 0.9 multiplier to default rate	$15,165	$9,926
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
Pursuant to the Marketing Agreement Amendment, the marketing fee that Prosper receives in connection with the origination of each loan is partially reduced by an amount (the “Designated Amount”) calculated as a percentage of the principal amount of such loan based on the aggregate principal amount of loans originated for the applicable month. To the extent the aggregate Designated Amount for all loans originated during any month is less than $100,000 through February 1, 2025, Prosper is required to pay WebBank an amount equal to such deficiency. Accordingly, the minimum fee is $1.2 million for each year from 2023 through 2024, and $0.1 million in 2025.

Additionally, under the agreement with WebBank, Prosper is required to maintain minimum net liquidity of $15 million at all times during the term of the agreement. Net liquidity is defined as the sum of Cash, Cash Equivalents and Available for Sale Investments. Violation of this covenant can result in termination of the contract with WebBank. As of December 31, 2022 the Company was in compliance with the covenant.
Loan Purchase Commitments
Under the terms of PFL's agreement with WebBank, PFL is committed to purchase $6.0 million of Borrower Loans that WebBank originated during the last two business days of the year ended December 31, 2022. PFL will purchase these Borrower Loans within the first two business days of the year ending December 31, 2023.
Repurchase Obligation
Under the terms of the loan purchase agreements between PFL and investors that participate in the Whole Loan Channel, PFL may, in certain circumstances, become obligated to repurchase a Borrower Loan from an investor. Generally, these circumstances include the occurrence of verifiable identity theft, the failure to properly follow loan listing or bidding protocols or a violation of the applicable federal, state or local lending laws. The fair value of indemnification and repurchase obligation is estimated based on historical experience. PFL recognizes a liability for the repurchase and indemnification obligation when the Borrower Loans are issued. Indemnified or repurchased Borrower Loans associated with violations of federal, state or local lending laws or verifiable identity theft are written off at the time of repurchase or at the time an indemnification payment is made. The maximum potential amount of future payments associated under this repurchase obligation is the outstanding balances of the Borrower Loans issued through the Whole Loan Channel, which at December 31, 2022 was $3.7 billion. PFL has accrued $0.3 million and $0.3 million as of December 31, 2022 and 2021 respectively in regard to this obligation.
Under the terms of the indenture and investor registration agreement, Prosper may, in certain circumstances, become obligated to either repurchase a Note or indemnify the investor for any losses resulting from nonpayment of a Note purchased in the Retail Channel. The decision to repurchase or indemnify is in Prosper’s sole discretion. These circumstances include, but are not limited to, the occurrence of verifiable identity theft, a technical error in the automated bidding tools which results in the purchase of a Note that does not match the investor’s investment criteria, or situations in which a loan listing includes a Prosper Rating that is different from the Prosper Rating that should have appeared in the listing for the corresponding Borrower Loan because either PFL inaccurately input data into, or inaccurately applied, the formula for determining the Prosper Rating and, as a result, the interest of the investor is materially and adversely affected. As of December 31, 2022, the Company has accrued $0.3 million for the repurchase of a portion of the underlying Notes, and agreed to indemnify an additional $1.2 million in outstanding Notes.
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
PFL’s executive officers and directors who are not executive officers participate in its marketplace by placing bids and purchasing Notes. The aggregate amount of the Notes purchased and the income earned by parties deemed to be related parties of PFL for the years ended December 31, 2022 and 2021 are summarized below (in thousands):

	Aggregate Amount of Notes Purchased for the Year Ended December 31,		Interest Earned on Notes for the Year Ended December 31,
	2022	2021	2022	2021
Executive officers and management	$34	$35	$7	$7
Directors (excluding executive officers and management)	—	—	—	—
Total	$34	$35	$7	$7

The balance of Notes held by officers and directors who are not executive officers are as follows (in thousands):

	Notes Balance as of
	December 31, 2022	December 31, 2021
Executive officers and management	$45	$41
Directors (excluding executive officers and management)	—	—
Total	$45	$41

NOTE 10. SEGMENTS
PFL’s Chief Executive Officer, who serves as the chief operating decision maker, reviews financial information on a consolidated basis for purposes of allocating resources and evaluating financial performance. As such, the Company has a single reportable and operating segment.
NOTE 11. SIGNIFICANT CONCENTRATIONS
PFL is dependent on third party funding sources such as banks, asset managers, and investment funds to provide the funds to allow WebBank to originate Borrower Loans that the third party funding sources will later purchase. Of all Borrower Loans originated in the year ended December 31, 2022, two individual party purchased 23.4% and 10.4% of such loans, and PMI’s Warehouse VIEs purchased 13.9% of such loans. For the year ended December 31, 2021, one individual party purchased 26.7% of such loans, and PMI’s Warehouse VIEs purchased 12.6% of such loans. These purchases reflect that a significant portion of PFL’s business is dependent on funding through the Whole Loan Channel, through which 92% and 88% of Borrower Loans were originated in the years ended December 31, 2022 and 2021, respectively.

EXHIBIT INDEX

Exhibit Number	Description

2.1	Asset Transfer Agreement, dated January 22, 2013, between Prosper Marketplace, Inc. and Prosper Funding LLC (incorporated by reference to Exhibit 2.1 of PMI and PFL’s Current Report on Form 8-K, filed on January 28, 2013)

2.2	Agreement and Plan of Merger dated as of January 23, 2015 by and among Prosper Marketplace, Inc., American HealthCare Lending, LLC (“AHL”), Prosper Healthcare Lending, LLC and Shaun Sorensen, solely in his capacity as agent for AHL’s members and option holders (incorporated by reference to Exhibit 2.1 of PMI’s Current Report on Form 8-K, filed on January 27, 2015)

2.3	Agreement and Plan of Merger, dated as of September 23, 2015, by and among Prosper Marketplace, Inc., BillGuard, Inc., Beach Merger Sub, Inc. and Shareholder Representative Services LLC, solely in its capacity as the Stockholders’ Representative (incorporated by reference to Exhibit 2.1 of PMI’s Current Report on Form 8-K, filed on October 15, 2015)

2.4	Asset Transfer Agreement, dated August 17, 2021, between Prosper Marketplace, Inc. and Prosper Funding LLC (1)

3.1	Fifth Amended and Restated Limited Liability Company Agreement of Prosper Funding LLC, dated October 21, 2013 (incorporated by reference to Exhibit 3.1 of Post-Effective Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-179941), filed on October 23, 2013 by PFL and PMI)

3.2	Amended and Restated Certificate of Incorporation of PMI, as further amended on October 15, 2018 (incorporated by reference to Exhibit 3.2 of PMI and PFL’s Quarterly Report on Form 10-Q, filed on November 14, 2018)

3.3	Certificate of Formation of Prosper Funding LLC (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1/A, filed April 23, 2012 by PFL)

3.4
Bylaws of Prosper Marketplace, Inc., dated March 22, 2005, as amended by Amendment No. 1 dated February 15, 2016 and Amendment No. 2 dated May 19, 2020 (incorporated by reference to Exhibit 3.4 of PMI’s and PFL’s Quarterly Report on Form 10-Q (File No. 333-225797), filed August 14, 2020)

4.1	Form of PFL Borrower Payment Dependent Note (included as Exhibit A in Exhibit 4.5)

4.2	Form of PMI Borrower Payment Dependent Note (included as Exhibit A in Exhibit 4.4)

4.3	Supplemental Indenture, dated January 22, 2013, between Prosper Marketplace, Inc., Prosper Funding LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 of PMI and PFL’s Current Report on Form 8-K, filed on January 28, 2013)

4.4	Indenture, dated June 15, 2009, between Prosper Marketplace, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 of Pre-Effective Amendment No. 5 to PMI’s Registration Statement on Form S-1 (File No. 333-147019), filed on June 26, 2009)

4.5	Amended and Restated Indenture, dated January 22, 2013, between Prosper Funding LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 of PMI and PFL’s Current Report on Form 8-K, filed on January 28, 2013)

4.6	First Supplemental Indenture, dated May 10, 2013, between Prosper Funding LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 of PMI and PFL's Quarterly Report on Form 10-Q, filed on August 14, 2013)

4.7	Credit Agreement, dated November 14, 2022, by and among Prosper Marketplace, Inc., as Borrower, the lenders from time to time party thereto, and Wilmington Trust, National Association, as Administrative Agent and Collateral Agent (1)(2)

10.1	Form of PFL Borrower Registration Agreement (incorporated by reference to Exhibit 10.1 of PMI and PFL’s Annual Report on Form 10-K filed on March 28, 2022)

10.2	Form of PFL Investor Registration Agreement (incorporated by reference to Exhibit 10.2 of PMI and PFL’s Annual Report on Form 10-K filed on March 20, 2020)

10.3	Asset Sale Agreement, dated July 1, 2016, between PFL and WebBank (incorporated by reference to Exhibit 10.1 of PMI and PFL’s Current Report on Form 8-K/A, filed on March 7, 2017) (1)

10.4	First Amendment to Asset Sale Agreement, dated October 7, 2016, between PFL and WebBank (incorporated by reference to Exhibit 10.1 of PMI and PFL's Current Report on Form 8-K/A, filed on April 22, 2019) (1)

Exhibit Number	Description

10.5	Second Amendment to Asset Sale Agreement, dated March 27, 2017, between PFL and WebBank (incorporated by reference to Exhibit 10.2 of PMI and PFL's Current Report on Form 8-K/A, filed on April 22, 2019) (1)

10.6	Third Amendment to Asset Sale Agreement, dated February 1, 2019, between PFL and WebBank (incorporated by reference to Exhibit 10.1 of PMI and PFL's Current Report on Form 8-K/A, filed on April 24, 2019)

10.7	Fourth Amendment to Asset Sale Agreement, dated November 9, 2020, between PFL and WebBank (incorporated by reference to Exhibit 10.7 of PMI and PFL's Quarterly Report on Form 10-Q, filed on November 12, 2020)

10.8	Fifth Amendment to Asset Sale Agreement, dated June 25, 2021, between PFL and WebBank (incorporated by reference to Exhibit 10.1 of PMI and PFL's Current Report on Form 8-K/A, filed on July 1, 2021) (1)

10.9	Sixth Amendment to Asset Sale Agreement, dated October 5, 2022, between PFL and WebBank (incorporated by reference to Exhibit 10.1 of PMI and PFL's Current Report on Form 8-K, filed on October 11, 2022) (1)

10.10	Marketing Agreement, dated July 1, 2016, between PMI and WebBank (incorporated by reference to Exhibit 10.2 of PMI and PFL’s Current Report on Form 8-K/A, filed on March 7, 2017) (1)

10.11
First Amendment to Marketing Agreement, dated October 7, 2016, between PMI and WebBank (incorporated by reference to Exhibit 10.3 of PMI and PFL's Current Report on Form 8-K/A, filed on April 22, 2019) (1)

10.12	Second Amendment to Marketing Agreement, dated November 17, 2017, between PMI and WebBank (incorporated by reference to Exhibit 10.4 of PMI and PFL's Current Report on Form 8-K/A, filed on April 22, 2019) (1)

10.13	Third Amendment to Marketing Agreement, dated February 1, 2019, between PMI and WebBank (incorporated by reference to Exhibit 10.2 of PMI and PFL's Current Report on Form 8-K/A, filed on April 24, 2019) (1)

10.14	Fourth Amendment to Marketing Agreement, dated September 21, 2020, between PMI and WebBank (incorporated by reference to Exhibit 10.5 of PMI and PFL's Quarterly Report on Form 10-Q, filed on November 12, 2020) (1)

10.15	Fifth Amendment to Marketing Agreement, dated November 9, 2020, between PMI and WebBank (incorporated by reference to Exhibit 10.6 of PMI and PFL's Quarterly Report on Form 10-Q, filed on November 12, 2020) (1)

10.16	Sixth Amendment to Marketing Agreement, dated June 25, 2021, between PMI and WebBank (incorporated by reference to Exhibit 10.2 of PMI and PFL's Current Report on Form 8-K/A, filed on July 1, 2021) (1)

10.17	Administration Agreement, effective as of February 1, 2013, between Prosper Funding LLC and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.1 of PMI and PFL’s Current Report on Form 8-K, filed on January 28, 2013)

10.18	Amendment No. 1 to Administration Agreement, dated as of January 1, 2014, between Prosper Funding LLC and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.1 of PMI and PFL’s Current Report on Form 10-Q filed on May 14, 2014)

10.19	Amendment No. 2 to Administration Agreement, dated as of January 1, 2015, between Prosper Funding LLC and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.7 of PMI and PFL’s Annual Report on Form 10-K filed on April 6, 2015)

10.20
Amendment No. 3 to Administration Agreement, dated as of November 8, 2016 and made effective as of July 1, 2016, between Prosper Funding LLC and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.8 of PMI and PFL's Annual Report on Form 10-K, filed on March 20, 2017)

10.21	Amendment No. 4 to Administration Agreement, dated as of January 25, 2018, between Prosper Funding LLC and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.32 of PMI and PFL's Annual Report on Form 10-K, filed on March 26, 2018)

Exhibit Number	Description

10.22	Amendment No. 5 to Administration Agreement, dated as of November 12, 2018 and made effective as of October 1, 2018, between Prosper Funding LLC and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.16 of PMI and PFL's Annual Report on Form 10-K, filed on March 29, 2019)

10.23	Amendment No. 6 to Administration Agreement, dated as of May 12, 2021, between Prosper Funding LLC and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.3 of PMI and PFL's Quarterly Report on Form 10-Q, filed on May 13, 2021)

10.24	Services and Indemnity Agreement, dated March 1, 2012, among Global Securitization Services, LLC, Kevin Burns, Bernard Angelo, Prosper Marketplace, Inc. and Prosper Funding LLC (incorporated by reference to Exhibit 10.8 of Pre-Effective Amendment No. 3 to PFL and PMI’s Registration Statement on Form S-1 (File Nos. 333-179941 and 333-179941-01), filed on November 21, 2012) (3)

10.25	Stand By Purchase Agreement, dated July 1, 2016, between WebBank and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.3 of PMI and PFL’s Current Report on Form 8-K, filed on July 8, 2016) (1)

10.26	First Amendment to Stand By Purchase Agreement, dated February 1, 2019, between WebBank and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.3 of PMI and PFL's Current Report on Form 8-K/A, filed on April 24, 2019) (1)

10.27
Second Amendment to Stand By Purchase Agreement, dated November 9, 2020, between WebBank and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.8 of PMI and PFL's Quarterly Report on Form 10-Q, filed on November 12, 2020) (1)

10.28
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

10.32	Amended and Restated Services and Indemnity Agreement, dated May 30, 2013, between Prosper Funding LLC, Prosper Marketplace, Inc., Global Securitization Services, LLC, Bernard J. Angelo and David V. DeAngelis (incorporated by reference to Exhibit 10.1 of PMI and PFL’s Current Report on Form 8-K, filed on June 5, 2013) (3)

10.33	Amended and Restated Prosper Marketplace, Inc. 2005 Stock Plan (incorporated by reference to Exhibit 4.2 of PMI’s Registration Statement on Form S-8 filed on May 29, 2014) (3)

10.34	Prosper Marketplace, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 of PMI’s Registration Statement on Form S-8 filed on May 12, 2015) (3)

10.35	Amendment No. 1 to Prosper Marketplace, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 of PMI’s Registration Statement on Form S-8 filed on April 13, 2016) (3)

10.36	Amendment No. 2 to Prosper Marketplace, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 of PMI’s Registration Statement on Form S-8 filed on August 15, 2016) (3)

10.37	Amendment No. 3 to Prosper Marketplace, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 of PMI’s Registration Statement on Form S-8 filed on March 26, 2018) (3)

10.38	Form of Stock Option Agreement under the Prosper Marketplace, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.29 of PMI and PFL’s Annual Report on Form 10-K, filed on March 18, 2016) (3)

10.39	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the Prosper Marketplace, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.30 of PMI and PFL’s Annual Report on Form 10-K, filed on March 18, 2016) (3)

Exhibit Number	Description

10.40	Prosper Marketplace, Inc. Eligible Employee Retention Plan, adopted as of November 6, 2020 (incorporated by reference to Exhibit 10.2 of PMI and PFL's Quarterly Report on Form 10-Q, filed on November 12, 2020) (3)

10.41	Prosper Marketplace, Inc. Long-Term Cash Incentive Plan, effective November 5, 2020 (incorporated by reference to Exhibit 10.3 of PMI and PFL's Quarterly Report on Form 10-Q, filed on November 12, 2020) (3)

10.42	First Amendment to Prosper Marketplace, Inc. Long-Term Cash Incentive Plan, effective May 11, 2021 (incorporated by reference to Exhibit 10.2 of PMI and PFL's Quarterly Report on Form 10-Q, filed on May 13, 2021) (3)

10.43	Form of Prosper Marketplace, Inc. Severance and Change in Control Agreement (incorporated by reference to Exhibit 10.4 of PMI and PFL's Quarterly Report on Form 10-Q, filed on November 12, 2020) (3)

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 29th day of March 2023.

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

Name	Title	Date

/s/ David Kimball	Chief Executive Officer (Principal Executive Officer); Chairman of the Board	March 29, 2023
David Kimball

/s/ Usama Ashraf	President and Chief Financial Officer (Principal Financial Officer)	March 29, 2023
Usama Ashraf

/s/ Claire A. Huang	Director	March 29, 2023
Claire A. Huang

/s/ Thomas R. Kearney	Director	March 29, 2023
Thomas R. Kearney

/s/ Peter J. deSilva	Director	March 29, 2023
Peter J. deSilva

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 29th day of March 2023.

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

Name	Title

/s/ David Kimball	Chief Executive Officer (Principal Executive Officer); Director	March 29, 2023
David Kimball

/s/ Usama Ashraf	President, Chief Financial Officer and Treasurer (Principal Financial Officer); Director	March 29, 2023
Usama Ashraf

/s/ Bernard J. Angelo	Director	March 29, 2023
Bernard J. Angelo

/s/ David V. DeAngelis	Director	March 29, 2023
David V. DeAngelis