Form 10-Q
period 2023-03-31
PROSPER MARKETPLACE, INC; Prosper Funding LLC
filed 2023-05-11
CIK 1416265, 1542574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

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
As of May 9, 2023, there were 75,439,064 shares of Prosper Marketplace, Inc. common stock outstanding. Prosper Funding LLC does not have any common stock outstanding.
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

Forward-Looking Statements
This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include all statements that do not relate solely to historical or current facts, and can generally be identified by the use of words such as “may,” “believe,” “expect,” “project,” “estimate,” “intend,” “anticipate,” “plan,” “continue” or similar expressions. These statements may appear throughout this Quarterly Report on Form 10-Q, including the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors”. Forward-looking statements inherently involve many risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Where, in any forward-looking statement, PFL or PMI expresses an expectation or belief as to future results or events, such expectation or belief is based on the current plans and expectations of their respective managements, expressed in good faith and is believed to have a reasonable basis. Nevertheless, there can be no assurance that the expectation or belief will result or be achieved or accomplished.
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
There may be other factors that may cause actual results to differ materially from the forward-looking statements in this Quarterly Report on Form 10-Q. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them does occur, what impact they will have on our results of operations and financial condition. You should carefully read the factors described in the “Risk Factors” sections of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2022 for a description of certain risks that could, among other things, cause our actual results to differ from these forward-looking statements.
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

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Prosper Marketplace, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except for share and per share amounts)

	March 31, 2023	December 31, 2022
Assets:
Cash and Cash Equivalents	$41,264	$83,446
Restricted Cash (1)	118,903	113,163
Accounts Receivable	4,130	3,462
Loans Held for Sale, at Fair Value (1)	553,095	499,765
Borrower Loans, at Fair Value	330,407	320,642
Property and Equipment, Net	39,042	38,814
Prepaid and Other Assets (1)	8,152	9,208
Credit Card Derivative	16,883	10,782
Servicing Assets	12,716	12,562
Goodwill	36,368	36,368
Intangible Assets, Net	165	192
Total Assets	$1,161,125	$1,128,404
Liabilities, Convertible Preferred Stock and Stockholders' Deficit:
Accounts Payable and Accrued Liabilities	$31,648	$37,254
Payable to Investors	87,378	85,312
Notes, at Fair Value	327,686	318,704
Warehouse Lines (1)	485,495	446,762
Term Loan	73,834	73,407
Other Liabilities	29,290	28,258
Convertible Preferred Stock Warrant Liability	162,081	166,346
Total Liabilities	$1,197,412	$1,156,043
Commitments and Contingencies (Note 16)
Convertible Preferred Stock – $0.01 par value; 444,760,848 shares authorized as of March 31, 2023 and December 31, 2022; 209,613,570 issued and outstanding as of March 31, 2023 and December 31, 2022. Aggregate liquidation preference of $370,456 as of March 31, 2023 and December 31, 2022.	$322,748	$322,748
Less: Convertible Preferred Stock Held by Consolidated VIE (Note 12), 51,247,915 shares issued and outstanding as of March 31, 2023 and December 31, 2022	(2,381)	(2,381)
Stockholders' Deficit:
Common Stock – $0.01 par value; 625,000,000 shares authorized; 76,370,859 shares issued and 75,434,924 shares outstanding, as of March 31, 2023; 75,223,850 shares issued and 74,287,915 shares outstanding, as of December 31, 2022	278	267
Additional Paid-In Capital	159,245	158,814
Less: Treasury Stock	(23,417)	(23,417)
Accumulated Deficit	(492,760)	(483,670)
Total Stockholders' Deficit	$(356,654)	$(348,006)
Total Liabilities, Convertible Preferred Stock and Stockholders' Deficit	$1,161,125	$1,128,404
(1) Includes amounts in consolidated variable interest entities (VIEs) presented separately in the table below.
The following table presents the assets and liabilities of consolidated variable interest entities (VIEs), which are included in the Condensed Consolidated Balance Sheets above. The assets in the table below may only be used to settle obligations of consolidated VIEs and are in excess of those obligations. Additionally, the assets and liabilities in the table below include third-

party assets and liabilities of consolidated VIEs only and exclude intercompany balances that eliminate in consolidation.

	March 31, 2023	December 31, 2022
Assets of consolidated VIEs, included in total assets above:
Restricted Cash	$15,235	$11,838
Loans Held for Sale, at Fair Value	553,095	499,765
Prepaid and Other Assets	3,399	3,210
Total assets of consolidated variable interest entities	$571,729	$514,813
Liabilities of consolidated VIEs, included in total liabilities above:
Warehouse Lines	$485,495	$446,762
Total liabilities of consolidated variable interest entities	$485,495	$446,762

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Marketplace, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except for share and per share amounts)

	Three Months Ended March 31,
	2023	2022
Revenues:
Operating Revenues:
Transaction Fees, Net	$33,285	$26,487
Servicing Fees, Net	5,053	4,208
(Loss) Gain on Sale of Borrower Loans	(1,390)	1,679
Other Revenues	1,294	2,647
Total Operating Revenues	38,242	35,021
Interest Income (Expense):
Interest Income on Borrower Loans and Loans Held for Sale	29,019	18,083
Interest Expense on Notes and Warehouse Lines	(21,159)	(11,769)
Total Interest Income, Net	7,860	6,314
Change in Fair Value of Financial Instruments	(5,730)	(2,708)
Total Net Revenue	40,372	38,627
Expenses:
Origination and Servicing	12,285	11,200
Sales and Marketing	15,504	13,684
General and Administrative	23,429	19,293
Change in Fair Value of Convertible Preferred Stock Warrants	(4,265)	(33,411)
Interest Expense on Term Loan	2,952	—
Gain on Forgiveness of PPP Loan (Note 10)	—	(8,604)
Other Income, Net	(513)	(187)
Total Expenses	49,392	1,975
Net (Loss) Income Before Taxes	(9,020)	36,652
Income Tax Expense	(70)	(20)
Net (Loss) Income	$(9,090)	$36,632
Less: Net Income Allocated to Participating Securities	—	(24,683)
Net (Loss) Income Attributable to Common Stockholders	$(9,090)	$11,949
Net (Loss) Income Per Share – Basic	$(0.12)	$0.17
Net (Loss) Income Per Share – Diluted	$(0.12)	$0.03
Weighted Average Shares – Basic	75,187,033	72,311,451
Weighted Average Shares – Diluted	75,187,033	349,047,468

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Marketplace, Inc.
Condensed Consolidated Statements of Other Comprehensive (Loss) Income (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2023	2022
Net (Loss) Income	$(9,090)	$36,632
Other Comprehensive Income (Loss), Net of Tax	—	—
Comprehensive (Loss) Income, Net of Tax	$(9,090)	$36,632

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Marketplace, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit (Unaudited)
(in thousands, except for share amounts)

	Convertible Preferred Stock		Convertible Preferred Stock Held by Consolidated VIE		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2023	209,613,570	322,748	(51,247,915)	(2,381)	79,465,150	267	(5,177,235)	(23,417)	158,814	(483,670)	(348,006)
Exercise of vested stock options	—	—	—	—	1,147,009	11	—	—	16	—	27
Stock-based compensation expense	—	—	—	—	—	—	—	—	415	—	415
Net loss	—	—	—	—	—	—	—	—	—	(9,090)	(9,090)
Balance as of March 31, 2023	209,613,570	$322,748	(51,247,915)	$(2,381)	80,612,159	$278	(5,177,235)	$(23,417)	$159,245	$(492,760)	$(356,654)

	Convertible Preferred Stock		Convertible Preferred Stock Held by Consolidated VIE		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2022	209,613,570	322,748	(51,247,915)	(2,381)	77,331,229	245	(5,177,235)	(23,417)	157,256	(554,252)	(420,168)
Exercise of vested stock options	—	—	—	—	339,867	4	—	—	4	—	8
Stock-based compensation expense	—	—	—	—	—	—	—	—	341	—	341
Net income	—	—	—	—	—	—	—	—	—	36,632	36,632
Balance as of March 31, 2022	209,613,570	$322,748	(51,247,915)	$(2,381)	77,671,096	$249	(5,177,235)	$(23,417)	$157,601	$(517,620)	$(383,187)

Prosper Marketplace, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from Operating Activities:
Net (Loss) Income	$(9,090)	$36,632
Adjustments to Reconcile Net Loss to Net Cash (Used in) Provided by Operating Activities:
Change in Fair Value of Financial Instruments	5,730	2,708
Depreciation and Amortization	2,777	2,693
Amortization of Operating Lease Right-of-use Asset	675	975
Gain on Sales of Borrower Loans	(2,313)	(1,981)
Change in Fair Value of Servicing Rights	3,066	2,250
Stock-Based Compensation Expense	368	295
Change in Fair Value of Convertible Preferred Stock Warrants	(4,265)	(33,411)
Gain on Forgiveness of PPP Loan	—	(8,604)
Accrual of payment-in-kind interest on Term Loan	449	—
Other, Net	(391)	(247)
Changes in Operating Assets and Liabilities:
Purchase of Loans Held for Sale at Fair Value	(569,802)	(489,322)
Proceeds from Sales and Principal Payments of Loans Held for Sale at Fair Value	507,769	445,724
Accounts Receivable	(668)	(1,419)
Prepaid and Other Assets	1,473	(861)
Credit Card Derivative	(1,473)	219
Accounts Payable and Accrued Liabilities	(4,849)	(2,972)
Payable to Investors	2,066	(2,364)
Other Liabilities	83	(955)
Net Cash Used in Operating Activities	(68,395)	(50,640)
Cash Flows from Investing Activities:
Purchase of Borrower Loans Held at Fair Value	(63,909)	(66,894)
Proceeds from Sales and Principal Payments of Borrower Loans Held at Fair Value	46,440	48,545
Purchases of Property and Equipment	(4,362)	(3,772)
Net Cash Used in Investing Activities	(21,831)	(22,121)
Cash Flows from Financing Activities:
Proceeds from Issuance of Notes Held at Fair Value	62,643	67,729
Payments of Notes Held at Fair Value	(46,283)	(48,753)
Proceeds from Warehouse Lines	38,328	37,800
Payments of debt issuance costs	(930)	—
Proceeds from exercise of stock options	26	8
Net Cash Provided by Financing Activities	53,784	56,784
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(36,442)	(15,977)
Cash, Cash Equivalents and Restricted Cash at Beginning of the Period	196,609	235,625
Cash, Cash Equivalents and Restricted Cash at End of the Period	$160,167	$219,648

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$23,064	$11,472
Cash paid for operating leases included in the measurement of lease liabilities	919	1,464
Non-Cash Investing Activity- Accrual for Property and Equipment, Net	397	277
Non-Cash Financing Activity - Forgiveness of PPP Loan	—	8,604

	Three Months Ended March 31,
	2023	2022

Reconciliation to Amounts on Consolidated Balance Sheets:
Cash and Cash Equivalents	$41,264	$52,618
Restricted Cash	118,903	167,030
Total Cash, Cash Equivalents and Restricted Cash	$160,167	$219,648

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
The unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and disclosure requirements for interim financial information and the requirements of Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2022. The balance sheet at December 31, 2022 has been derived from the audited financial statements at that date. Management believes these unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.
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
2. Summary of Significant Accounting Policies
Prosper’s significant accounting policies are included in Note 2, Summary of Significant Accounting Policies, in Prosper’s Annual Report on Form 10-K for the year ended December 31, 2022. There have been no changes to these accounting policies during the first three months of 2023.
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
Prosper has elected the fair value option for Borrower Loans, Loans Held for Sale and Notes. Changes in fair value of Borrower Loans funded through the Note Channel are largely offset by the changes in fair value of Notes due to the borrower payment-dependent design of the Notes. Changes in fair value of Loans Held for Sale are recorded through Proper's earnings and Prosper collects interest on Loans Held for Sale. Changes in the fair values of Borrower Loans, Loans Held for Sale and Notes are included in Change in Fair Value of Financial Instruments on the accompanying condensed consolidated statements of operations.
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
Credit Card Derivative
The Company evaluated the terms of the Credit Card program agreement with Coastal Community Bank (“Coastal”) and determined that it contained features that met the definition of derivatives under Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging. These features are freestanding financial instruments (as defined under ASC 480, Distinguishing Liabilities from Equity), and have been valued separately as derivatives. A right of offset exists between the derivatives, and they are presented net on the accompanying consolidated balance sheets. Changes in the fair value of the Credit Card Derivative are recorded in Change in Fair Value of Financial Instruments on the accompanying Condensed Consolidated Statements of Operations.
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
Leases
Management determines if an arrangement is a lease at inception. Operating lease right-of-use (“ROU”) assets and operating lease liabilities are included on the Condensed Consolidated Balance Sheets in Property and Equipment, Net and in Other Liabilities, respectively. For certain leases with original terms of twelve months or less, PMI recognizes the lease expense as incurred and does not record ROU assets and lease liabilities.
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

3. Property and Equipment, Net
Property and Equipment consists of the following at the dates presented (in thousands):

	March 31, 2023	December 31, 2022
Internal-use software and website development costs	$52,378	$49,818
Operating lease right-of-use assets	24,449	27,051
Computer equipment	13,550	13,444
Leasehold improvements	6,807	7,157
Office equipment and furniture	2,928	2,810
Assets not yet placed in service	5,945	5,877
Property and equipment	106,057	106,157
Less: Accumulated depreciation and amortization	(67,015)	(67,343)
Total Property and Equipment, Net	$39,042	$38,814
Depreciation and amortization expense for Property and Equipment, Net for the three months ended March 31, 2023 and March 31, 2022 was $2.7 million and $2.7 million, respectively. These charges are included in Origination and Servicing and General and Administrative expenses on the condensed consolidated statements of operations. PMI capitalized internal-use software and website development costs in the amount of $3.3 million and $2.7 million for the three months ended March 31, 2023 and March 31, 2022, respectively. Additionally, disclosures around the operating lease right-of-use assets are included in Note 15.

4. Borrower Loans, Loans Held for Sale and Notes, at Fair Value
The aggregate principal balances outstanding and fair values of Borrower Loans, Loans Held for Sale, and Notes as of March 31, 2023 and December 31, 2022, are presented in the following table (in thousands):

	Borrower Loans		Loans Held for Sale		Notes
	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Aggregate principal balance and interest outstanding	$343,707	$333,294	$569,184	$512,076	$345,922	$336,555
Fair value adjustments	(13,300)	(12,652)	(16,089)	(12,311)	(18,236)	(17,851)
Fair value	$330,407	$320,642	$553,095	$499,765	$327,686	$318,704
Borrower Loans
As of March 31, 2023, outstanding Borrower Loans had original terms to maturity of 24, 36, 48 or 60 months, had monthly payments with fixed interest rates ranging from 5.31% to 33.00%, and had various original maturity dates through March 2028. As of December 31, 2022, outstanding Borrower Loans had original terms to maturity of 24, 36, 48 or 60 months, had monthly payments with fixed interest rates ranging from 5.31% to 33.00%, and had various original maturity dates through December 2027.
As of March 31, 2023, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $3.0 million and a fair value of $0.3 million. As of December 31, 2022, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $2.7 million and a fair value of $0.3 million. Prosper places loans on non-accrual status when they are over 120 days past due. As of March 31, 2023 and December 31, 2022, Borrower Loans in non-accrual status had a fair value of $0.4 million and $0.3 million, respectively.
Loans Held for Sale
As of March 31, 2023, outstanding Loans Held for Sale had original terms to maturity of 24, 36, 48 or 60 months, had monthly payments with fixed interest rates ranging from 5.31% to 33.00% and had various original maturity dates through March 2028. As of December 31, 2022, outstanding Loans Held for Sale had original terms to maturity of either 24, 36, 48 or 60 months, had monthly payments with fixed interest rates ranging from 5.31% to 33.00% and had various original maturity dates through December 2027. Interest income earned on Loans Held for Sale by the Company was $16.5 million and $8.1 million for the three months ended March 31, 2023 and March 31, 2022, respectively.
As of March 31, 2023, Loans Held for Sale that were 90 days or more delinquent had an aggregate principal amount of $2.8 million and a fair value of $0.3 million. As of December 31, 2022, Loans Held for Sale that were 90 days or more delinquent had an aggregate principal amount of $2.1 million and a fair value of $0.2 million. Prosper places loans on non-accrual status when they are over 120 days past due. As of March 31, 2023 and December 31, 2022, Loans Held for Sale in non-accrual status had a fair value of $0.3 million and $0.2 million, respectively.
5. Credit Card
For the three months ended March 31, 2023 and 2022, the Company recognized $6.1 million and $0.9 million, respectively, of unrealized gains from fair value changes on the Credit Card Derivative. Changes from settled transactions underlying the Credit Card Derivative were a loss of $1.5 million and a gain of $0.2 million, respectively, for the three months ended March 31, 2023 and 2022, and are also included in Changes in Fair Value of Financial Instruments on the accompanying condensed consolidated statements of operations. The fair value of the Credit Card Derivative is $16.9 million and $10.8 million as of March 31, 2023 and December 31, 2022, respectively.
The Company records revenue from various fees earned from the Credit Card program, including interchange fees, annual fees and late fees, net of a portion of the interchange fees that must be remitted to Coastal. For the three months ended March 31, 2023 and 2022, these fees totaled $3.4 million and $0.3 million, respectively, and are included in Transaction Fees on the accompanying condensed consolidated statement of operations.
Under the program agreement, Prosper is responsible for servicing the entire underlying Credit Card portfolio. Coastal pays the Company a 1% per annum servicing fee on the daily outstanding balance of receivables designated as Coastal Allocations. To the extent these servicing fees do not exceed the market servicing rate a market participant would require to service the entire Credit Card portfolio, the Company records a servicing obligation liability and measures it at fair value through the servicing period. The net balance of this servicing obligation liability is included in Other Liabilities on the accompanying condensed consolidated financial statements (Note 9). Changes in the fair value of the servicing obligation liability are recorded in Servicing Fees, Net on the accompanying condensed consolidated statement of operations, and totaled $0.9 million and $0.2 million for the three months ended March 31, 2023 and 2022, respectively.

6. Servicing Assets
Prosper accounts for Servicing Assets at their estimated fair values with changes in fair values recorded in Servicing Fees, Net on the accompanying condensed consolidated statement of operations. The initial asset or liability is recognized when Prosper sells Borrower Loans to unrelated third-party buyers through the Whole Loan Channel and the servicing rights are retained. The Servicing Assets are measured at fair value throughout the servicing period. The Company recognized loss on the sale of such Borrower Loans in the amount of $1.4 million and gain in the amount of $1.7 million for the three months ended March 31, 2023 and 2022, respectively, recorded in (Loss)/Gain on Sale of Borrower Loans on the condensed consolidated statements of operations.
As of March 31, 2023, Borrower Loans that were sold but for which Prosper retained servicing rights had a total outstanding principal balance of $3.2 billion, original terms to maturity of 24, 36, 48 or 60 months, monthly payments with fixed interest rates ranging from 5.31% to 33.00%, and various original maturity dates through March 2028. As of December 31, 2022, Borrower Loans that were sold but for which Prosper retained servicing rights had a total outstanding principal balance of $3.2 billion, original terms to maturity of either 24, 36, 48 or 60 months, monthly payments with fixed interest rates ranging from 5.31% to 33.00%, and various original maturity dates through December 2027.
Contractually-specified servicing fees and ancillary fees totaling $8.2 million and $6.7 million for the three months ended March 31, 2023 and 2022, respectively, are included in the condensed consolidated statements of operations in Servicing Fees, Net.
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
Fair values of assets or liabilities are determined based on the fair value hierarchy, which requires an entity to maximize the use of quoted prices and observable inputs and to minimize the use of unobservable inputs when measuring fair value. Various valuation methodologies are utilized, depending on the nature of the financial instrument, including the use of market prices for identical or similar instruments, or discounted cash flow models. When possible, active and observable market data for identical or similar financial instruments are utilized. Alternatively, fair value is determined using assumptions that management believes a market participant would use in pricing the asset or liability. Prosper did not transfer any assets or liabilities in or out of Level 3 for the three months ended March 31, 2023 or March 31, 2022.
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
The Convertible Preferred Stock Warrant Liability is valued using a Black-Scholes option pricing model. Refer to Note 12 for further details.

The following tables present the fair value hierarchy for assets and liabilities measured at fair value (in thousands):

March 31, 2023	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Loans Held for Sale at Fair Value	$—	$—	$553,095	$553,095
Borrower Loans, at Fair Value	—	—	330,407	330,407
LIBOR rate swaption (Note 10)	—	776	—	776
Servicing Assets	—	—	12,716	12,716
Credit Card Derivative (Note 5)	—	—	16,883	16,883
Total Assets	$—	$776	$913,101	$913,877
Liabilities:
Notes, at Fair Value	$—	$—	$327,686	$327,686
Convertible Preferred Stock Warrant Liability	—	—	162,081	162,081
Loan Trailing Fee Liability (Note 9)	—	—	3,308	3,308
Credit Card servicing obligation liability (Note 5)	—	—	4,626	4,626
Total Liabilities	$—	$—	$497,701	$497,701

December 31, 2022	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Loans Held for Sale at Fair Value	$—	$—	$499,765	$499,765
Borrower Loans, at Fair Value	—	—	320,642	320,642
LIBOR rate swaption (Note 10)	—	1,289	—	1,289
Servicing Assets	—	—	12,562	12,562
Credit Card Derivative (Note 5)	$—	$—	10,782	10,782
Total Assets	$—	$1,289	$843,751	$845,040
Liabilities:
Notes, at Fair Value	$—	$—	$318,704	$318,704
Convertible Preferred Stock Warrant Liability	—	—	166,346	166,346
Loan Trailing Fee Liability (Note 9)	—	—	3,290	3,290
Credit Card servicing obligation liability (Note 5)	$—	$—	3,720	3,720
Total Liabilities	$—	$—	$492,060	$492,060

As PMI’s Borrower Loans, Loans Held for Sale, Notes, Convertible Preferred Stock Warrant Liability, Servicing Assets and Liability, Credit Card Derivative and loan trailing fee liability do not trade in an active market with readily observable prices, the Company uses significant unobservable inputs to measure the fair value of these assets and liabilities. Financial instruments are categorized in the Level 3 valuation hierarchy based on the significance of unobservable factors in the overall fair value measurement. These fair value estimates may also include observable, actively quoted components derived from external sources. As a result, gains and losses for assets and liabilities within the Level 3 category may include changes in fair value that were attributable to both observable and unobservable inputs. Prosper did not transfer any assets or liabilities in or out of Level 3 for the three months ended March 31, 2023 and March 31, 2022.

Significant Unobservable Inputs
The following tables present quantitative information about the ranges of significant unobservable inputs used for the Company’s Level 3 fair value measurements at March 31, 2023 and December 31, 2022:

Range
Borrower Loans, Loans Held for Sale and Notes:	March 31, 2023	December 31, 2022
Discount rate	5.5% - 13.3%	5.4% - 13.2%
Default rate	1.7% - 18.8%	1.8% - 18.7%

Range
Servicing Assets:	March 31, 2023	December 31, 2022
Discount rate	15.0% - 25.0%	15.0% - 25.0%
Default rate	1.8% - 18.7%	2.0% - 19.3%
Prepayment rate	13.1% - 28.9%	14.2% - 28.0%
Market servicing rate (1) (2)	0.648% - 0.842%	0.648% - 0.842%
(1) Servicing assets associated with loans enrolled in a relief program offered by the Company as of March 31, 2023 and December 31, 2022 were measured using a market servicing rate assumption of 84.2 basis points. This rate was estimated using a multiplier consistent with observable market rates for other loan types, applied to the base market servicing rate assumption of 64.8 basis points.
(2) Excludes collection fees that would be passed on to a hypothetical third-party servicer. As of March 31, 2023 and December 31, 2022, the market rate for collection fees and non-sufficient fund fees was assumed to be 6 basis points and 6 basis points, respectively, for a total market servicing rate range of 70.8 - 90.2 basis points and 70.8 - 90.2 basis points, respectively.

Range
Loan Trailing Fee Liability:	March 31, 2023	December 31, 2022
Discount rate	15.0% - 25.0%	15.0% - 25.0%
Default rate	1.8% - 18.7%	2.0% - 19.3%
Prepayment rate	13.1% - 28.9%	14.2% - 28.0%

Ranges of inputs are not applied to the Credit Card Derivative and Credit Card servicing obligation liability, as they are valued at the portfolio level. Refer below for a summary of the significant unobservable inputs associated with those Level 3 fair value measurements.
At March 31, 2023 and December 31, 2022, the discounted cash flow methodology used to estimate the Notes fair values used the same projected cash flows as the related Borrower Loans.
Changes in Level 3 Fair Value Assets and Liabilities on a Recurring Basis
The following tables present additional information about Level 3 Borrower Loans, Loans Held for Sale and Notes measured at fair value on a recurring basis (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets		Liabilities
	Borrower Loans	Loans Held For Sale	Notes	Total
Balance at January 1, 2023	$320,642	$499,765	$(318,704)	$501,703
Purchase of Borrower Loans/Issuance of Notes	63,909	569,802	(62,643)	571,068
Principal repayments	(45,487)	(63,501)	46,283	(62,705)
Borrower Loans sold to third parties	(953)	(444,268)	—	(445,221)
Other changes	105	762	(51)	816
Change in fair value	(7,809)	(9,465)	7,429	(9,845)
Balance at March 31, 2023	$330,407	$553,095	$(327,686)	$555,816

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets		Liabilities
	Borrower Loans	Loans Held for Sale	Notes	Total
Balance at January 1, 2022	$267,626	$243,170	$(265,985)	$244,811
Purchase of Borrower Loans/Issuance of Notes	66,894	489,322	(67,729)	488,487
Principal repayments	(48,210)	(39,446)	48,753	(38,903)
Borrower Loans sold to third parties	(335)	(406,278)	—	(406,613)
Other changes	62	280	46	388
Change in fair value	(4,413)	(2,925)	4,241	(3,097)
Balance at March 31, 2022	$281,624	$284,123	$(280,674)	$285,073
The following tables present additional information about Level 3 Servicing Assets measured at fair value on a recurring basis for the three month periods ending March 31, 2023 and 2022 (in thousands):

Servicing Assets
Balance at January 1, 2023	$12,562
Additions	2,313
Less: Changes in fair value	(2,159)
Balance at March 31, 2023	$12,716

Servicing Assets
Balance at January 1, 2022	$8,761
Additions	1,981
Less: Changes in fair value	(2,062)
Balance at March 31, 2022	$8,680

The following tables present additional information about Level 3 Credit Card derivative measured at fair value on a recurring basis for the three month periods ending March 31, 2023 and 2022 (in thousands):

Credit Card Derivative
Balance at January 1, 2023	$10,782
Changes in fair value	6,101
Losses from settled transactions	(1,473)
Add: Net payments made	1,473
Balance at March 31, 2023	$16,883

Credit Card Derivative
Balance at January 1, 2022	$7
Changes in fair value	878
Gains from settled transactions	226
Less: Net payments received	(226)
Balance at March 31, 2022	$885
The following tables presents additional information about the Level 3 Credit Card servicing obligation liability measured at fair value on a recurring basis for the three month periods ending March 31, 2023 and 2022 (in thousands):

Credit Card Servicing Obligation Liability
Fair Value at January 1, 2023	$3,720
Change in fair value	906
Fair Value at March 31, 2023	$4,626

Credit Card Servicing Obligation Liability
Fair Value at January 1, 2022	$—
Change in fair value	188
Fair Value at March 31, 2022	$188
The following tables present additional information about the Level 3 Convertible Preferred Stock Warrant Liability measured at fair value on a recurring basis for the three month periods ending March 31, 2023 and 2022 (in thousands):

Convertible Preferred Stock Warrant Liability
Balance as of January 1, 2023	$166,346
Change in fair value	(4,265)
Balance as of March 31, 2023	$162,081

Convertible Preferred Stock Warrant Liability
Balance as of January 1, 2022	$250,941
Change in fair value	(33,411)
Balance as of March 30, 2022	$217,530
Loan Trailing Fee

The fair value of the Loan Trailing Fee represents the present value of the expected monthly Loan Trailing Fee payments, which takes into consideration certain assumptions related to expected prepayment rates and default rates using a discounted cash flow model. The assumptions used are the same as those used for the valuation of Servicing Assets, as described below.
The following tables present additional information about the Level 3 Loan Trailing Fee Liability measured at fair value on a recurring basis for the three month periods ending March 31, 2023 and 2022 (in thousands):

Loan Trailing Fee Liability
Balance at January 1, 2023	$3,290
Issuances	589
Cash Payment of Loan Trailing Fee	(708)
Change in Fair Value	137
Balance at March 31, 2023	$3,308

Loan Trailing Fee Liability
Balance at January 1, 2022	$2,161
Issuances	502
Cash Payment of Loan Trailing Fee	(510)
Change in Fair Value	41
Balance at March 30, 2022	$2,194
Significant Recurring Level 3 Fair Value Input Sensitivity
Key economic assumptions and the sensitivity of the fair value to immediate changes in those assumptions at March 31, 2023 and December 31, 2022 for Borrower Loans and Loans Held for Sale are presented in the following table (in thousands, except percentages).

Borrower Loans and Loans Held for Sale	March 31, 2023	December 31, 2022
Fair value, using the following assumptions:	$883,502	$820,407
Weighted-average discount rate	7.12%	6.72%
Weighted-average default rate	9.36%	9.31%

Fair value resulting from:
100 basis point increase in discount rate	$874,599	$812,061
200 basis point increase in discount rate	$865,922	$803,927
Fair value resulting from:
100 basis point decrease in discount rate	$892,638	$828,975
200 basis point decrease in discount rate	$902,018	$837,773

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$872,995	$810,657
Applying a 1.2 multiplier to default rate	$862,572	$800,989
Fair value resulting from:
Applying a 0.9 multiplier to default rate	$894,094	$830,238
Applying a 0.8 multiplier to default rate	$904,776	$840,156

Key economic assumptions and the sensitivity of the fair value to immediate changes in those assumptions at March 31, 2023 and December 31, 2022 for Notes are presented in the following table (in thousands, except percentages).

Notes	March 31, 2023	December 31, 2022
Fair value, using the following assumptions:	$327,686	$318,704
Weighted-average discount rate	7.11%	6.87%
Weighted-average default rate	11.52%	11.36%

Fair value resulting from:
100 basis point increase in discount rate	$324,379	$315,456
200 basis point increase in discount rate	$321,155	$312,291
Fair value resulting from:
100 basis point decrease in discount rate	$331,080	$322,037
200 basis point decrease in discount rate	$334,565	$325,461

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$323,764	$314,892
Applying a 1.2 multiplier to default rate	$319,874	$311,112
Fair value resulting from:
Applying a 0.9 multiplier to default rate	$331,639	$322,547
Applying a 0.8 multiplier to default rate	$335,627	$326,425

Key economic assumptions and the sensitivity of the fair value to immediate changes in those assumptions at March 31, 2023 and December 31, 2022 for Servicing Assets is presented in the following table (in thousands, except percentages).

Servicing Assets	March 31, 2023	December 31, 2022
Fair value, using the following assumptions	$12,716	$12,562
Weighted-average market servicing rate	0.650%	0.65%
Weighted-average prepayment rate	18.65%	18.47%
Weighted-average default rate	12.91%	13.38%

Fair value resulting from:
Market servicing rate increase of 0.025%	$11,877	$11,708
Market servicing rate decrease of 0.025%	$13,554	$13,415

Fair value resulting from:
Applying a 1.1 multiplier to prepayment rate	$12,438	$12,286
Applying a 0.9 multiplier to prepayment rate	$12,998	$12,842

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$12,480	$12,305
Applying a 0.9 multiplier to default rate	$12,952	$12,820

Key economic assumptions and the sensitivity of the fair value to immediate changes in those assumptions at March 31, 2023 and December 31, 2022 for the Credit Card Derivative is presented in the following table (in thousands, except percentages).

Credit Card Derivative	March 31, 2023	December 31, 2022
Fair value, using the following assumptions:	$16,883	$10,782
Discount rate on Prosper Allocations	25.70%	26.23%
Discount rate on Coastal Program Fee	8.64%	9.26%
Prepayment rate applied to Credit Card portfolio	8.80%	10.08%
Default rate applied to Credit Card portfolio	12.84%	13.34%

Fair value resulting from:
100 basis point increase in both discount rates	$16,725	$10,699
200 basis point increase in both discount rates	$16,569	$10,618
Fair value resulting from:
100 basis point decrease in both discount rates	$17,045	$10,866
200 basis point decrease in both discount rates	$17,209	$10,951

Fair value resulting from:
Applying a 1.1 multiplier to prepayment rate	$16,652	$10,625
Applying a 0.9 multiplier to prepayment rate	$17,117	$10,942

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$13,478	$8,001
Applying a 0.9 multiplier to default rate	$20,382	$13,641

Key economic assumptions and the sensitivity of the fair value to immediate changes in those assumptions at March 31, 2023 and December 31, 2022 for Credit Card servicing obligation liability is presented in the following table (in thousands, except percentages).

Credit Card servicing obligation liability:	March 31, 2023	December 31, 2022
Fair value, using the following assumptions:	4,626	3,720
Discount rate on Credit Card portfolio servicing obligation	8.64%	9.26%
Prepayment rate applied to Credit Card portfolio	8.80%	10.08%
Default rate applied to Credit Card portfolio	12.84%	13.34%
Market servicing rate	2.00%	2.00%

Fair value resulting from:
Market servicing rate increase of 0.10%	$4,874	$3,919
Market servicing rate decrease of 0.10%	$4,379	$3,521

Fair value resulting from:
Applying a 1.1 multiplier to prepayment rate	$4,563	$3,662
Applying a 0.9 multiplier to prepayment rate	$4,691	$3,779

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$4,524	$3,636
Applying a 0.9 multiplier to default rate	$4,731	$3,806
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
Assets and Liabilities Not Recorded at Fair Value
The following table presents the fair value hierarchy for assets, and liabilities not recorded at fair value (in thousands):

March 31, 2023	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Cash and Cash Equivalents	$41,264	$41,264	$—	$—	$41,264
Restricted Cash - Cash and Cash Equivalents	114,023	114,023	—	—	114,023
Restricted Cash - Certificates of Deposit	4,880	—	4,880	—	4,880
Accounts Receivable	4,130	—	4,130	—	4,130
Total Assets	$164,297	$155,287	$9,010	$—	$164,297
Liabilities:
Accounts Payable and Accrued Liabilities	$31,648	$—	$31,648	$—	$31,648
Payable to Investors	87,378	—	87,378	—	87,378
Warehouse Lines	485,495	—	486,079	—	486,079
Term Loan (Note 10)	73,834	—	76,581	—	76,581
Total Liabilities	$678,355	$—	$681,686	$—	$681,686

December 31, 2022	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Cash and Cash Equivalents	$83,446	$83,446	$—	$—	$83,446
Restricted Cash - Cash and Cash Equivalents	108,284	108,284	—	—	108,284
Restricted Cash - Certificates of Deposit	4,879	—	4,879	—	4,879
Accounts Receivable	3,462	—	3,462	—	3,462
Total Assets	$200,071	$191,730	$8,341	$—	$200,071
Liabilities:
Accounts Payable and Accrued Liabilities	$37,254	$—	$37,254	$—	$37,254
Payable to Investors	85,312	—	85,312	—	85,312
Warehouse Lines	446,762	—	444,329	—	444,329
Term Loan (Note 10)	73,407	—	76,191	—	76,191
Total Liabilities	$642,735	$—	$643,086	$—	$643,086

The estimated fair values of Cash and Cash Equivalents, Restricted Cash, Accounts Receivable, Accounts Payable and Accrued Liabilities and Payable to Investors approximate their carrying values because of their short-term nature.

8. Goodwill and Other Intangible Assets, Net
Goodwill
Prosper’s goodwill balance of $36.4 million at December 31, 2022 did not change during the three months ended March 31, 2023. The Company recorded no goodwill impairment for the three months ended March 31, 2023 and 2022.
Other Intangible Assets
The following table presents the detail of other intangible assets subject to amortization as of the following date (dollars in thousands):

	March 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Remaining Useful Life (In Years)
Developed technology	$3,060	$(3,060)	$—	—
User base and customer relationships	5,050	(4,885)	165	2.1
Brand name	60	(60)	—	—
Total Intangible Assets subject to amortization	$8,170	$(8,005)	$165

Prosper’s intangible asset balance was $0.2 million and $0.2 million at March 31, 2023 and December 31, 2022, respectively. The user base and customer relationships intangible assets are being amortized on an accelerated basis over a three-to-ten year period.
Amortization expense for the three months ended March 31, 2023 and 2022 was not material.
Estimated amortization of purchased intangible assets for future periods is as follows (in thousands):

Year Ending December 31,
2023 (remainder thereof)	$80
2024	85
Total	$165

9. Other Liabilities
Other Liabilities consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Operating lease liabilities (Note 15)	$15,770	$16,351
Deferred revenue	4,526	3,880
Credit Card servicing obligation liability (Note 5)	4,626	3,720
Loan trailing fee liability	3,308	3,290
Deferred income tax liability	658	658
Other	402	359
Total Other Liabilities	$29,290	$28,258

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
In addition, the Credit Agreement contains certain financial covenants with which the Company must remain in compliance as of the last business day of each month during the life of the Term Loan:
•a minimum tangible net worth
•a minimum net liquidity
•a maximum leverage ratio
•a minimum asset coverage ratio
The Company is in compliance with all covenants as of March 31, 2023, as well as applicable monthly periods for the quarter then ended.
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
Both Warehouse Agreements contain the same certain covenants including restrictions on each Warehouse VIE's ability to incur indebtedness, pledge assets, merge or consolidate and enter into certain affiliate transactions. Each Warehouse Agreement also requires Prosper to maintain a minimum tangible net worth of $25 million, minimum net liquidity of

$15 million and a maximum leverage ratio of 5:1. Tangible net worth is defined as the sum of (i) (A) Convertible Preferred Stock, (B) total Stockholders’ Deficit and (C) Convertible Preferred Stock Warrant Liability, less the sum of (ii) (A) goodwill and (B) intangible assets. Net liquidity is defined as the sum of cash, cash equivalents and Available for Sale Investments. The leverage ratio is defined as the ratio of total consolidated indebtedness other than non-recourse securitization indebtedness, non-recourse or limited recourse warehouse indebtedness and borrower dependent notes, to tangible net worth. As of March 31, 2023, Prosper was in compliance with the covenants under each Warehouse Agreement.
PWIT Warehouse Line
On January 19, 2018, through PWIT, Prosper entered into a Warehouse Agreement for a Warehouse Line with a national banking association. Effective June 12, 2018, the Warehouse Agreement was amended. The amendments included increasing the committed line of credit from $100 million to $200 million, extending the term of the PWIT Warehouse Line (including the final maturity date), amending the monthly unused commitment fee and reducing the rate at which the PWIT Warehouse Line bears interest.
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
As of March 31, 2023, Prosper had $201.3 million in debt and accrued interest outstanding under the PWIT Warehouse Line, which was drawn to the available limit. This debt is secured by an aggregate outstanding principal balance of $229.8 million included in “Loans Held for Sale, at Fair Value” on the condensed consolidated balance sheets. Prosper incurred $2.2 million of deferred debt issuance costs associated with the PWIT Warehouse Line, including $0.3 million from the amendment signed on May 19, 2021, which are included in “Prepaids and Other Assets” and amortized to interest expense over the term of the revolving arrangement.
Prosper purchased a swaption to limit the Company's exposure to increases in LIBOR. The swaption is recorded on the consolidated balance sheet at fair value in Prepaids and Other Assets. Any changes in the fair value are recorded in the Change in Fair Value of Financial Instruments on the condensed consolidated statement of operations. The fair value of the swaption was $0.8 million and $1.3 million at March 31, 2023 and December 31, 2022, respectively. The change in fair value of the swaption was a loss of $0.5 million and a gain of $0.4 million for the three months ended March 31, 2023 and 2022, respectively.
PWIIT Warehouse Line
On March 28, 2019, through PWIIT, Prosper entered into a second Warehouse Agreement for a $300 million Warehouse Line with a national banking association different than that of PWIT. Subsequently on March 4, 2021, PMI extended its $300 million PWIIT Warehouse Line (“PWIIT 2021 Extension”). The PWIIT 2021 Extension consisted of a $230 million Class A loan with the existing PWIIT Warehouse Line national banking association and a $70 million Class B loan with an asset manager. The advance rate on the PWIIT 2021 Extension was 90%. Under the PWIIT 2021 Extension, proceeds of loans made under the PWIIT Warehouse Line could be borrowed, repaid and reborrowed until the earlier of March 3, 2023 and repayment of any outstanding proceeds would be made over a 24-month period ending March 4, 2025.
On February 10, 2023, PMI again extended its PWIIT Warehouse Line (“PWIIT 2023 Extension”). The PWIIT 2023 Extension increased the maximum borrowing amount from $300 million to $450 million, consisting of a $400 million Class A loan with the existing PWIIT Warehouse Line national banking association and a $50 million Class B loan with the existing asset manager. The total advance rate on the PWIIT 2023 Extension is the lesser of (a) 90% and (b) the sum of defined Class A and B advance rates determined primarily on the basis of a proprietary calculation developed by the lenders, which is expected to range from approximately 80% to 90%. This advance rate became applicable to all new and existing borrowings under the PWIIT Warehouse Line at the time the PWIIT 2023 Extension was signed. Under the PWIIT 2023 Extension, proceeds of loans made under the PWIIT Warehouse Line may be borrowed, repaid and reborrowed until the earlier of March 3, 2024 or the occurrence of any accelerated amortization event or event of default. Repayment of any outstanding proceeds will be made over a 24-month period ending March 4, 2026, excluding the occurrence of any accelerated amortization event or event of default.
Under the PWIIT 2023 Extension, the Class A loan bears interest at a per annum rate of the national banking association's asset-backed commercial paper rate, plus a spread of 2.85%. The spread increases by 0.375% during the first 12 months immediately following the termination of the revolving period with an additional increase of 0.375% thereafter. Additionally, the Class A loan bears a monthly unused commitment fee of 0.75% per annum on the undrawn portion available under the Class A loan. The Class B loan bears interest at a per annum rate of adjusted one-month SOFR, plus a spread of 10.75%. The spread increases by 0.375% during the first twelve months immediately following the termination of the revolving period with an additional increase of 0.375% thereafter. Additionally, the Class B loan bears a monthly unused commitment fee of 0.50% or 1.00% per annum on the undrawn portion available under the Class B loan, depending on the Class B loan utilization percentage.
As of March 31, 2023, Prosper had $284.2 million in debt and accrued interest outstanding under the PWIIT Warehouse Line. This debt is secured by an aggregate outstanding principal balance of $335.0 million included in Loans Held for Sale, at Fair Value on the Consolidated Balance Sheets. At March 31, 2023 the undrawn portion available under the PWIIT Warehouse Line was $167.0 million. PMI incurred $1.3 million of debt issuance costs for the PWIIT 2021 Extension and $0.9 million for the PWIIT 2023 Extension, which are included in Prepaids and Other Assets and will be amortized to Interest Expense on Notes and Warehouse Lines over the term of the revolving arrangement.
In May 2023, the Company further amended the PWIIT Warehouse Line, which included replacing the existing Class B lender with another third-party asset manager and lowering the spread on Class B borrowings to 8.75% from 10.75%.
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
All participating securities are excluded from basic weighted-average common shares outstanding. Prior to any conversion to common shares, each series of Prosper’s Convertible Preferred Stock is entitled to participate on an if-converted basis in distributions of earnings, when and if declared by the board of directors, that are made to common stockholders and consequently, these shares were considered participating securities. During the three months ended March 31, 2023 and 2022, certain shares issued as a result of the early exercise of stock options which are subject to a repurchase right by PMI were entitled to receive non-forfeitable dividends during the vesting period and consequently, are considered participating securities.
The weighted average shares used in calculating basic and diluted net income (loss) per share excludes certain shares that are disclosed as outstanding shares in the condensed consolidated balance sheets because such shares are restricted as they were associated with options that were early exercised and continue to remain unvested.
Basic and diluted net income (loss) per share were calculated as follows for the periods presented (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net (Loss) Income	$(9,090)	$36,632
Less: Net Income Allocated to Participating Securities	—	(24,683)
Net (Loss) Income Attributable to Common Stockholders	$(9,090)	$11,949
Denominator:
Weighted average shares used in computing basic net income (loss) per share	75,187,033	72,311,451
Effect of dilutive securities:
Stock options	—	62,765,117
Warrants	—	706,055
Convertible preferred stock warrants	—	213,264,845
Weighted average shares used in computing diluted Net Income (Loss) per Share	75,187,033	349,047,468
Net (Loss) Income Per Share – Basic	$(0.12)	$0.17
Net (Loss) Income Per Share – Diluted	$(0.12)	$0.03

The following common stock equivalents were excluded from the computation of diluted net income (loss) per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended March 31,
	2023	2022
	(shares)	(shares)
Excluded securities:
Convertible preferred stock issued and outstanding, excluding shares held by consolidated VIE	158,365,655	158,365,655
Stock options issued and outstanding	78,133,890	9,728,744
Warrants issued and outstanding	1,080,349	374,924
Series E-1 convertible preferred stock warrants	35,544,141	—
Series F convertible preferred stock warrants	177,720,704	—
Total common stock equivalents excluded from diluted net (loss) income per common share computation	450,844,739	168,469,323

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
The number of authorized, issued and outstanding shares, their par value and liquidation preference for each series of convertible preferred stock as of March 31, 2023 are disclosed in the table below (amounts in thousands except share and par value amounts):

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
Convertible Preferred Stock Warrant Liability
Series E-1 Warrants
In connection with the Settlement and Release Agreement dated November 17, 2016 among PMI, its wholly owned subsidiary Prosper Funding LLC (“PFL”) and Colchis, on December 16, 2016, PMI issued the First Series E-1 Warrant. The Second Series E-1 Warrant for an additional 15,277,006 shares of Series E-1 convertible preferred stock was granted on the signing of the Consortium Purchase Agreement (as described in Note 12 of PMI’s 10-K for the year ended December 31, 2022) on February 27, 2017. The warrants expire ten years from the date of issuance. For the three months ended March 31, 2023 and 2022, Prosper recognized $0.7 million of income and $5.0 million of income, respectively, from the re-measurement of the fair value of the warrants. The income or expense resulted from the remeasurement of the fair value of the warrants is recorded in Change in Fair Value of Convertible Preferred Stock Warrants on the condensed consolidated statements of operations.
To determine the fair value of the Series E-1 Warrants, the Company first determined the value of a share of Series E-1 Convertible Preferred Stock. To determine the fair value of the Convertible Preferred Stock, the Company first derived the business enterprise value (“BEV”) of the Company using a variety of valuation methods, including discounted cash flow models and market based methods, as deemed appropriate under the circumstances applicable at the valuation date. Once the Company determined an estimated BEV, the option pricing method ("OPM") was used to allocate the BEV to the various classes of our equity, including our preferred stock. The concluded per share value for the Series E-1 Convertible Preferred Stock was utilized as an input to the Black-Scholes option pricing model.
The Company determined the fair value of the outstanding Series E-1 preferred stock warrants utilizing the following assumptions as of the following dates:

	March 31, 2023	December 31, 2022
Volatility	69.0%	72.0%
Risk-free interest rate	3.90%	4.30%
Expected term (in years)	2.75	2.75
Dividend yield	—%	—%

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
Risk-Free Interest Rate: The risk-free interest rate is based on the U.S. Treasury yield in effect as of March 31, 2023, and for zero coupon U.S. Treasury notes with maturities approximately equal to the term of the warrant.
Expected Term: The expected term is the period of time for which the warrants are expected to be outstanding.
Dividend Yield: The expected dividend assumption is based on the Company’s current expectations about the Company’s anticipated dividend policy.
Series F Warrants
In connection with the Consortium Purchase Agreement on February 27, 2017, PMI issued warrants to purchase up to 177,720,706 shares of PMI's Series F convertible preferred stock at $0.01 per share. The warrants expire ten years from the date of issuance. For the three months ended March 31, 2023 and 2022, Prosper recognized $3.6 million of income and $28.4 million of income, respectively, from the re-measurement of the fair value of the warrants. The income or expense resulting from changes in the fair value of the warrant is recorded through Change in Fair Value of Convertible Preferred Stock Warrants on the condensed consolidated statements of operations.
To determine the fair value of the Series F Warrants, the Company first determined the value of a share of Series F Convertible Preferred Stock. To determine the fair value of the Convertible Preferred Stock, the Company first derived the BEV using valuation methods, including a combination of methods, as deemed appropriate under the circumstances applicable at the valuation date. Once the Company determined an estimated BEV, the OPM was used to allocate the BEV to the various classes of Prosper's equity, including our preferred stock. The concluded per share value for the Series F Convertible Preferred Stock warrants utilized the Black-Scholes option pricing model.
The Company determined the fair value of the outstanding Series F Warrants utilizing the following assumptions as of the following dates:

	March 31, 2023	December 31, 2022
Volatility	69.0%	72.0%
Risk-free interest rate	3.90%	4.30%
Expected term (in years)	2.75	2.75
Dividend yield	—%	—%

The above assumptions were determined using the same criteria described above for the Series E-1 Warrants.
The combined activity of the Convertible Preferred Stock Warrant Liability for the three months ended March 31, 2023 and 2022 are presented in Note 7, Fair Value of Assets and Liabilities.
Common Stock
PMI, through its Amended and Restated Certificate of Incorporation, is the sole issuer of common stock and related options, RSUs and warrants. On February 16, 2016, PMI amended and restated its Certificate of Incorporation to, among other things, effect a 5-for-1 forward stock split. On September 20, 2017, PMI further amended its Amended and Restated Certificate of Incorporation to increase the number of shares of common stock authorized for issuance. The total number of shares of stock which PMI has the authority to issue is 1,069,760,848, consisting of 625,000,000 shares of common stock, $0.01 par value per share, and 444,760,848 shares of preferred stock, $0.01 par value per share. As described above, the Company repurchased 2,196,665 shares of Common Stock on December 23, 2019. As of March 31, 2023, 76,370,859 shares of common stock were issued and 75,434,924 shares of common stock were outstanding. As of December 31, 2022, 75,223,850 shares of common stock were issued and 74,287,915 shares of common stock were outstanding. Each holder of common stock is entitled to one vote for each share of common stock held.
Common Stock Issued upon Exercise of Stock Options
For the three months ended March 31, 2023, PMI issued 1,147,009 shares of common stock upon the exercise of vested options for cash proceeds of $27 thousand.
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
The financial statement impact of the above Repricings was not material for the three months ended March 31, 2023.

Stock Option Activity
Stock option activity under the 2005 Plan and 2015 Plan is summarized for the three months ended March 31, 2023 below:

	Options Issued and Outstanding	Weighted Average Exercise Price
Balance as of January 1, 2023	77,727,763	$0.13
Options issued	3,039,337	$0.35
Options exercised	(1,147,009)	$0.02
Options forfeited	(968,912)	$0.30
Balance as of March 31, 2023	78,651,179	$0.14
Options vested and expected to vest as of March 31, 2023	71,769,868	$0.14
Options vested and exercisable as of March 31, 2023	56,515,738	$0.06
Other Information Regarding Stock Options
The weighted-average remaining contractual term for options outstanding as of March 31, 2023 is 6.14 years.
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
The fair value of PMI’s stock option awards granted during the three months ended March 31, 2023 and 2022 was estimated at the date of grant using the Black-Scholes model with the following average assumptions:

	Three Months Ended March 31,
	2023	2022
Volatility of common stock	66.69%	66.81%
Risk-free interest rate	3.67%	2.54%
Expected life (in years)	6.0 years	6.0 years
Dividend yield	—%	—%
Restricted Stock Unit Activity
In previous years, PMI granted RSUs to certain employees that are subject to three-year or four-year vesting terms and the occurrence of a liquidity event. There was no RSU activity for the three months ended March 31, 2023, and as of that date, there were 2,602,383 unvested RSUs with a weighted-average grant date fair value of $1.04 per share.
Share Based Compensation

The following table presents the amount of stock-based compensation related to stock-based awards granted to employees recognized in Prosper’s condensed consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022
Origination and servicing	$21	$28
Sales and marketing	36	28
General and administrative	311	239
Total stock-based compensation	$368	$295

As of March 31, 2023, the unamortized stock-based compensation expense, adjusted for forfeiture estimates, related to unvested stock-based awards was approximately $2.8 million, which will be recognized over a remaining weighted-average vesting period of approximately 2.8 years.
14. Income Taxes
For the three months ended March 31, 2023 and 2022, PMI recognized $70 thousand and $20 thousand of income tax expense, respectively. The income tax expense relates to state income tax expense and the amortization of tax deductible goodwill which gives rise to an indefinite-lived deferred tax liability. No other income tax expense or benefit was recorded for the three month periods ended March 31, 2023 and 2022 due to a full valuation allowance recorded against the Company’s deferred tax assets.
Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize our existing deferred tax assets. On the basis of this evaluation, it is not more likely than not that our deferred tax assets will be realized and therefore a full valuation allowance has been recorded.
15. Leases
Prosper has operating leases for corporate offices and datacenters. These leases have remaining lease terms of less than one year to approximately five years. Some of the lease agreements include options to extend the lease term for up to an additional five years. Rental expense under operating lease arrangements was $1.1 million and $1.1 million for the three months ended March 31, 2023 and 2022, respectively. Additionally, Prosper subleases certain leased office space to third parties when it determines there is excess leased capacity. Sublease income from operating lease arrangements was $0.2 million and $0.2 million for the three months ended March 31, 2023 and 2022, respectively.

Operating Lease Right-of-Use (“ROU”) Assets
The following table summarizes the operating lease right-of-use assets as of March 31, 2023, which are included in “Property and Equipment, Net” on the condensed consolidated balance sheets.

	March 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
ROU Assets - Office buildings	$23,549	$10,199	$13,350
ROU Assets - Other	900	794	106
Total right-of-use assets subject to amortization	$24,449	$10,993	$13,456
In May 2022, the Company entered into an amendment to its San Francisco office lease, the most prominent impact of which was to extend the lease term for the Company’s primary space in that office for an additional period through May 2028. As a result of this lease modification, the Company recorded additional ROU operating lease assets and liabilities of $9.9 million.
Lease Liabilities

Future maturities of operating lease liabilities as of March 31, 2023 were as follows (in thousands). The present value of the future minimum lease payments represents our operating lease liabilities as of March 31, 2023 and are included in "Other Liabilities" on the condensed consolidated balance sheets.

March 31, 2023
Remainder of 2023	$2,717
2024	4,391
2025	4,517
2026	4,432
2027	3,311
Thereafter	1,411
Total future minimum lease payments	$20,779
Less imputed interest	(5,009)
Present value of future minimum lease payments	$15,770
Because the rate implicit in each lease is not readily determinable, we use our incremental borrowing rate to determine the present value of the lease payments. Other information related to leases was as follows (dollars in thousands):

March 31, 2023
Weighted average remaining lease term (in years)	4.70 years
Weighted average discount rate	11.10%

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
Operating Commitments
PMI, along with PFL, and WebBank has entered into: (i) an Asset Sale Agreement, dated July 1, 2016, between PFL and WebBank, as most recently amended by a Sixth Amendment dated October 5, 2022 (as amended, the “Sale Agreement”); (ii) the Marketing Agreement, dated July 1, 2016, between PMI and WebBank, as most recently amended by a Sixth Amendment dated June 25, 2021 (as amended, the “Marketing Agreement”); and (iii) the Stand By Purchase Agreement, dated July 1, 2016, between PMI and WebBank, as most recently amended by a Third Amendment dated June 25, 2021 (as amended, the “Purchase Agreement” and, collectively with the Sale Agreement and the Marketing Agreement, the “Origination and Sale Agreements”). Under the Origination and Sale Agreements, all Borrower Loans originated through the marketplace are made by WebBank under its bank charter.
The Origination and Sale Agreements contain terms through February 1, 2025. Prosper is required, under the Origination and Sale Agreements, to maintain certain collateral requirements. In addition, pursuant to the Marketing Agreement, the marketing fee that Prosper receives in connection with the origination of each loan is partially reduced by an amount (the “Designated Amount”) calculated as a percentage of the principal amount of such loan based on the aggregate principal amount of loans originated for the applicable month. To the extent the aggregate Designated Amount for all loans originated during any month is less than $100,000 through February 1, 2025, Prosper is required to pay WebBank an amount equal to such deficiency. Accordingly, the minimum fee for the remaining nine months of 2023 is $0.9 million. The minimum fee is $1.2 million for 2024, and $0.1 million in 2025.
Additionally, Under the Origination and Sale Agreements, Prosper is required to maintain minimum net liquidity of $15.0 million at all times during the term of the agreement. Net liquidity is defined as the sum of Cash, Cash Equivalents and

Available for Sale Investments. Violation of this covenant can result in termination of the contract with WebBank. As of March 31, 2023, the Company was in compliance with the covenant.
Loan Purchase Commitments
Prosper entered into an agreement with WebBank to purchase $4.6 million of Borrower Loans that WebBank originated during the last two business days of the quarter ended March 31, 2023. Prosper will purchase these Borrower Loans within the first three business days of the quarter ending June 30, 2023.
Repurchase Obligation
Under the terms of the loan purchase agreements between Prosper and investors that participate in the Whole Loan Channel, Prosper may, in certain circumstances, become obligated to repurchase a Borrower Loan from an investor. Generally, these circumstances include the occurrence of verifiable identity theft, the failure to properly follow loan listing or bidding protocols or a violation of the applicable federal, state or local lending laws. Prosper recognizes a liability at fair value for the repurchase obligation when the Borrower Loans are sold. The fair value of the repurchase obligation is estimated based on historical experience. Repurchased Borrower Loans associated with violations of federal, state or local lending laws or verifiable identity theft are written off at the time of repurchase. The maximum potential amount of future payments associated with this obligation is the outstanding balances of the Borrower Loans issued through the Whole Loan Channel, which at March 31, 2023 is $3.7 billion. Prosper has accrued $0.4 million and $0.3 million as of March 31, 2023 and December 31, 2022, respectively, in regard to this obligation.
Under the terms of the indenture and investor registration agreement, Prosper may, in certain circumstances, become obligated to either repurchase a Note or indemnify the investor for any losses resulting from nonpayment of a Note purchased in the Retail Channel. The decision to repurchase or indemnify is in Prosper’s sole discretion. These circumstances include, but are not limited to, the occurrence of verifiable identity theft, a technical error in the automated bidding tools which results in the purchase of a Note that does not match the investor’s investment criteria, or situations in which a loan listing includes a Prosper Rating that is different from the Prosper Rating that should have appeared in the listing for the corresponding Borrower Loan because either PFL inaccurately input data into, or inaccurately applied, the formula for determining the Prosper Rating and, as a result, the interest of the investor is materially and adversely affected. During the three months ended March 31, 2023 the Company repurchased $0.3 million of Notes under these circumstances, and has agreed to indemnify additional Notes with an unpaid principal balance of $1.1 million as of March 31, 2023.
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
Prosper’s executive officers, directors who are not executive officers, and certain affiliates participate in its marketplace by placing bids and purchasing Notes. The aggregate amount of the Notes purchased and the income earned by parties deemed to be affiliates and related parties of Prosper for the three months ended March 31, 2023 and 2022, as well as the Notes outstanding as of March 31, 2023 and December 31, 2022 are summarized below (in thousands):

	Aggregate Amount of Notes Purchased the Three Months Ended March 31,		Interest Earned on Notes the Three Months Ended March 31,
Related Party	2023	2022	2023	2022
Executive officers and management	$9	$9	$2	$2
Directors (excluding executive officers and management)	—	—	—	—
Total	$9	$9	$2	$2

	Notes Balance as of
Related Party	March 31, 2023	December 31, 2022
Executive officers and management	$53	$52
Directors (excluding executive officers and management)	4	6
Total	$57	$58

18. Significant Concentrations
Prosper is dependent on third-party funding sources such as banks, asset managers, investment funds and Warehouse Lines to provide the funds to allow WebBank to originate Borrower Loans that the third party funding sources will later purchase. Of all Borrower Loans originated in the three months ended March 31, 2023, two individual third parties purchased 11.1% and 10.2% of all Borrower Loans originated, and the Company’s Warehouse VIEs purchased 20.0% of such loans. For the three months ended March 31, 2022, one individual party purchased 28.7% of all Borrower Loans originated, and the Company’s Warehouse VIEs purchased 14.9% of such loans.

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

19. Segments
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

	Three Months Ended March 31, 2023
	Personal Loan	Home Equity	Credit Card	Total
Total Net Revenue	$33,494	$293	$6,585	$40,372

Segment Adjusted EBITDA	$(6,487)	$(873)	$(183)	$(7,543)
Depreciation expense:
Origination and Servicing				(2,126)
General and Administration - Other				(624)
Amortization of intangibles				(27)
Stock-based compensation				(368)
Change in Fair Value of Convertible Preferred Stock Warrants				4,265
Interest income on cash and cash equivalents				355
Interest Expense on Term Loan				(2,952)
Net Loss Before Income Taxes				$(9,020)

Interest Income (Expense) Included in Segment Adjusted EBITDA
Interest Income on Borrower Loans and Loans Held for Sale	$29,019	$—	$—	$29,019
Interest Expense on Notes and Warehouse Lines	(21,159)	—	—	(21,159)
Total Interest Income, Net	$7,860	$—	$—	$7,860

	Three Months Ended March 31, 2022
	Personal Loan	Home Equity	Credit Card	Total
Total Net Revenue	$37,114	$339	$1,174	$38,627

Segment Adjusted EBITDA	$1,962	$(808)	$(3,532)	$(2,378)
Depreciation expense:
Origination and Servicing				(2,018)
General and Administration - Other				(641)
Amortization of intangibles				(34)
Stock-based compensation				(295)
Change in Fair Value of Convertible Preferred Stock Warrants				33,411
Gain on Forgiveness of PPP Loan				8,604
Interest income on cash and cash equivalents				3
Net Income Before Income Taxes				$36,652

Interest Income (Expense) Included in Segment Adjusted EBITDA
Interest Income on Borrower Loans and Loans Held for Sale	$18,083	$—	$—	$18,083
Interest Expense on Notes and Warehouse Lines	(11,769)	—	—	(11,769)
Total Interest Income, Net	$6,314	$—	$—	$6,314

20. Subsequent Events
On May 5, 2023, PMI amended its PWIT Warehouse Line (“PWIT 2023 Extension”). The PWIT 2023 Extension increased the maximum borrowing amount from $200 million to $244 million, consisting of a $200 million Class A loan with the existing PWIT Warehouse Line national banking association and a $44 million Class B loan with an asset manager. Under the PWIT 2023 Extension, the total advance rate is 91.5%. Proceeds of loans made under the PWIT Warehouse Line may be borrowed, repaid and reborrowed until the earlier of June 20, 2024 or the occurrence of any accelerated amortization event or event of default. Repayment on any outstanding proceeds will be made over a 12-month period ending June 20, 2025, excluding the occurrence of any accelerated amortization event or event of default.
Under the PWIT 2023 Extension, the Class A loan bears interest at a rate of one-month SOFR, plus a spread of 2.75% per annum, while the Class B loan bears interest at a rate of one-month SOFR, plus a spread of 8.50% per annum. The spread under both loans increases by 0.15% per annum effective January 1, 2024 unless a securitization or refinancing is executed prior to that date. Additionally, until June 20, 2024, both loans bear a daily unused commitment fee of 0.50% per annum on the undrawn portion available under each respective loan.

Prosper Funding LLC
Condensed Consolidated Balance Sheets (Unaudited)
(amounts in thousands)

	March 31, 2023	December 31, 2022
Assets:
Cash and Cash Equivalents	$5,462	$6,285
Restricted Cash	98,445	91,564
Borrower Loans, at Fair Value	330,407	320,642
Property and Equipment, Net	11,091	10,004
Servicing Assets	15,249	14,860
Other Assets	44	84
Total Assets	$460,698	$443,439
Liabilities and Member’s Equity:
Accounts Payable and Accrued Liabilities	$4,423	$4,576
Payable to Related Party	9,054	2,853
Payable to Investors	88,839	86,927
Notes, at Fair Value	327,686	318,704
Other Liabilities	3,668	3,608
Total Liabilities	433,670	416,668
Member's Equity:
Member's Equity	6,354	6,354
Retained Earnings	20,674	20,417
Total Member's Equity	$27,028	$26,771
Total Liabilities and Member's Equity	$460,698	$443,439

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Funding LLC
Condensed Consolidated Statements of Operations (Unaudited)
(amounts in thousands)

	Three Months Ended March 31,
	2023	2022
Revenues:
Operating Revenues:
Administration Fee Revenue - Related Party	10,243	$10,120
Servicing Fees, Net	7,087	4,551
(Loss) Gain on Sale of Borrower Loans	(640)	2,160
Other Revenue	68	309
Total Operating Revenues	16,758	17,140
Interest Income on Borrower Loans	12,349	9,966
Interest Expense on Notes	(11,487)	(9,268)
Total Interest Income, Net	862	698
Change in Fair Value of Financial Instruments	(380)	(172)
Total Net Revenues	17,240	17,666
Expenses:
Administration Fee - Related Party	15,242	14,435
Servicing	1,740	1,648
General and Administrative	1	138
Total Expenses	16,983	16,221
Net Income	257	$1,445

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Funding LLC
Condensed Consolidated Statements of Member’s Equity (Unaudited)
(amounts in thousands)

	Member’s Equity	Retained Earnings	Total
Balance at January 1, 2023	$6,354	$20,417	$26,771
Net Loss	—	$257	257
Balance as of March 31, 2023	$6,354	$20,674	$27,028

	Member’s Equity	Retained Earnings	Total
Balance at January 1, 2022	$11,404	$16,894	$28,298
Net Income	—	1,445	1,445
Balance as of March 31, 2022	$11,404	$18,339	$29,743
The accompanying notes are an integral part of these consolidated financial statements.

Prosper Funding LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)
(amounts in thousands)

	Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net Income	$257	$1,445
Adjustments to Reconcile Net (Loss) Income to Net Cash Used in Operating Activities:
Change in Fair Value of Financial Instruments	380	172
Other Non-Cash Changes in Borrower Loans, Loans Held for Sale and Notes	(105)	(108)
Gain on Sale of Borrower Loans	(2,939)	(2,391)
Change in Fair Value of Servicing Rights	2,550	2,277
Depreciation and Amortization	1,506	1,311
Changes in Operating Assets and Liabilities:
Purchase of Loans Held for Sale at Fair Value	(523,367)	(489,322)
Proceeds from Sales and Principal Payments of Loans Held for Sale, at Fair Value	523,367	489,322
Other Assets	40	(392)
Accounts Payable and Accrued Liabilities	(153)	148
Payable to Investors	1,912	(2,154)
Net Related Party Receivable/Payable	5,967	(257)
Other Liabilities	60	33
Net Cash Provided by Operating Activities	9,475	84
Cash Flows from Investing Activities:
Purchase of Borrower Loans Held at Fair Value	(63,909)	(66,894)
Proceeds from Sales and Principal Payments of Borrower Loans, at Fair Value	46,491	48,545
Purchases of Property and Equipment	(2,359)	(1,563)
Net Cash Used in Investing Activities	(19,777)	(19,912)
Cash Flows from Financing Activities:
Proceeds from Issuance of Notes Held at Fair Value	62,643	67,729
Payments of Notes, at Fair Value	(46,283)	(48,753)
Cash Distributions to Parent	—	—
Net Cash Provided by Financing Activities	16,360	18,976
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	6,058	(852)
Cash, Cash Equivalents and Restricted Cash at Beginning of the Period	97,849	167,876
Cash, Cash Equivalents and Restricted Cash at End of the Period	$103,907	$167,024

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$11,436	$9,315
Non-Cash Investing Activity - Accrual for Property and Equipment, Net	547	1,309

Reconciliation to Amounts on Consolidated Balance Sheets:
Cash and Cash Equivalents	$5,462	$11,470
Restricted Cash	98,445	155,554
Total Cash, Cash Equivalents and Restricted Cash	$103,907	$167,024

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
The unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) and disclosure requirements for interim financial information and the requirements of Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2022. The balance sheet at December 31, 2022 has been derived from the audited financial statements at that date. Management believes these unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.
PFL did not have any items of other comprehensive income or loss for any of the periods presented in the condensed consolidated financial statements as of and for the three months ended March 31, 2023 and 2022.
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
2. Summary of Significant Accounting Policies
PFL's significant accounting policies are included in Note 2, Summary of Significant Accounting Policies, in PFL’s Annual Report on Form 10-K for the year ended December 31, 2022. There have been no changes to these accounting policies during the first three months of 2023.
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
3. Property and Equipment, Net
Property and equipment consist of the following as of the dates presented (in thousands):

	March 31, 2023	December 31, 2022
Internal-use software and web site development costs	$39,681	$37,428
Less accumulated depreciation and amortization	(28,590)	(27,424)
Total property and equipment, net	$11,091	$10,004

Depreciation expense for the three months ended March 31, 2023 and 2022 was $1.5 million and $1.3 million, respectively.
4. Borrower Loans and Notes, at Fair Value
The aggregate principal balances outstanding and fair values of Borrower Loans and Notes as of March 31, 2023 and December 31, 2022, are presented in the following table (in thousands):

	Borrower Loans		Notes
	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Aggregate principal balance outstanding and interest outstanding	$343,707	$333,294	$345,922	$336,555
Fair value adjustments	(13,300)	(12,652)	(18,236)	(17,851)
Fair value	$330,407	$320,642	$327,686	$318,704

As of March 31, 2023, outstanding Borrower Loans had original terms to maturity of 24, 36, 48 or 60 months, had monthly payments with fixed interest rates ranging from 5.31% to 33.00% and had various original maturity dates through

March 2028. As of December 31, 2022, outstanding Borrower Loans had original maturities of either 24, 36, 48 or 60 months, monthly payments with fixed interest rates ranging from 5.31% to 33.00%, and had various original maturity dates through December 2027.
As of March 31, 2023, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $3.0 million and a fair value of $0.3 million. As of December 31, 2022, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $2.7 million and a fair value of $0.3 million. PFL places loans on non-accrual status when they are over 120 days past due. As of March 31, 2023 and December 31, 2022, Borrower Loans in non-accrual status had a fair value of $0.4 million and $0.3 million, respectively.
5. Servicing Assets
PFL accounts for Servicing Assets at their estimated fair values with changes in fair values recorded in Servicing Fees, Net on the condensed consolidated statements of operations. The initial asset or liability is recognized when PFL sells Borrower Loans to unrelated third-party buyers through the Whole Loan Channel and the servicing rights are retained. The total recognized loss on the sale of such Borrower Loans was $0.6 million for the three months ended March 31, 2023 and gain of $2.2 million for the three months ended March 31, 2022.
As of March 31, 2023, Borrower Loans that were sold, but for which PFL retained servicing rights, had a total outstanding principal balance of $3.7 billion, original terms of 24, 36, 48 or 60 months, monthly payments with fixed interest rates ranging from 5.31% to 33.00%, and various original maturity dates through March 2028. As of December 31, 2022, Borrower Loans that were sold, but for which PFL retained servicing rights, had a total outstanding principal balance of $3.7 billion, original terms of either 24, 36, 48 or 60 months, monthly payments with fixed interest rates ranging from 5.31% to 33.00%, and various original maturity dates through December 2027.
Contractually-specified servicing fees and ancillary fees totaled $10.3 million and $7.5 million for the three months ended March 31, 2023 and 2022, respectively, and are included in Servicing Fees, Net on the condensed consolidated statements of operations.
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
6. Income Taxes
PFL incurred no income tax provision for the three months ended March 31, 2023 and 2022. PFL is a U.S. disregarded entity and its income and loss are included in the income tax reporting of its parent, PMI. Since PMI is in a taxable loss position, is not currently subject to income taxes, and has fully reserved against its deferred tax asset, the net effective tax rate for PFL is 0%.
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
As of March 31, 2023 and December 31, 2022, the discounted cash flow methodology used to estimate the Notes fair values used the same projected cash flows as the related Borrower Loans. As demonstrated in the table below, the fair value adjustments for Borrower Loans were largely offset by the fair value adjustments of the Notes due to the borrower payment dependent design of the Notes and because the principal balances of the Borrower Loans approximated the principal balances of the Notes.
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
Fair values of assets or liabilities are determined based on the fair value hierarchy, which requires an entity to maximize the use of quoted prices and observable inputs and to minimize the use of unobservable inputs when measuring fair value. Various valuation methodologies are utilized, depending on the nature of the financial instrument, including the use of market prices for identical or similar instruments, or discounted cash flow models. When possible, active and observable market data for identical or similar financial instruments are utilized. Alternatively, fair value is determined using assumptions that management believes a market participant would use in pricing the asset or liability. PFL did not transfer any assets or liabilities in or out of Level 3 for the three months ended March 31, 2023 or 2022.
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

The following tables present the fair value hierarchy for assets and liabilities measured at fair value (in thousands):

March 31, 2023	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Borrower Loans, at Fair Value	$—	$—	$330,407	$330,407
Servicing Assets	—	—	15,249	15,249
Total Assets	$—	$—	$345,656	$345,656
Liabilities:
Notes, at Fair Value	$—	$—	$327,686	$327,686
Loan Trailing Fee Liability	—	—	3,308	3,308
Total Liabilities	$—	$—	$330,994	$330,994

December 31, 2022	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Borrower Loans, at Fair Value	$—	$—	$320,642	$320,642
Servicing Assets	—	—	14,860	14,860
Total Assets	$—	$—	$335,502	$335,502
Liabilities:
Notes, at Fair Value	$—	$—	$318,704	$318,704
Loan Trailing Fee Liability	—	—	3,290	3,290
Total Liabilities	$—	$—	$321,994	$321,994

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
Significant Unobservable Inputs
The following tables present quantitative information about the significant unobservable inputs used for PFL’s Level 3 fair value measurements at the dates presented:

Range
Borrower Loans and Notes	March 31, 2023	December 31, 2022
Discount rate	5.8% - 12.9%	5.6% - 12.9%
Default rate	1.8% - 18.6%	1.8% - 18.2%

Range
Servicing Assets	March 31, 2023	December 31, 2022
Discount rate	15.0% - 25.0%	15.0% - 25.0%
Default rate	1.7% - 18.8%	2.0% - 19.3%
Prepayment rate	13.1% - 28.9%	14.2% - 28.0%
Market servicing rate (1) (2)	0.648% - 0.842%	0.648% - 0.842%
(1) Servicing assets associated with loans enrolled in a relief program offered by the Company as of March 31, 2023 and December 31, 2022 were measured using a market servicing rate assumption of 84.2 basis points. This rate was estimated using a multiplier consistent with observable market rates for other loan types, applied to the base market servicing rate assumption of 64.8 basis points.

(2) Excludes collection fees that would be passed on to a hypothetical third-party servicer. As of March 31, 2023 and December 31, 2022, the market rate for collection fees and non-sufficient fund fees was assumed to be 6 basis points and 6 basis points, respectively, for a total market servicing rate range of 70.8 - 90.2 basis points and a total market servicing rate of 70.8 - 90.2 basis points, respectively.

Range
Loan Trailing Fee Liability	March 31, 2023	December 31, 2022
Discount rate	15.0% - 25.0%	15.0% - 25.0%
Default rate	1.7% - 18.8%	2.0% - 19.3%
Prepayment rate	13.1% - 28.9%	14.2% - 28.0%
Changes in Level 3 Fair Value Assets and Liabilities on a Recurring Basis
The following tables present additional information about Level 3 Borrower Loans, Loans Held for Sale and Notes measured at fair value on a recurring basis (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets		Liabilities
	Borrower Loans	Loans Held for Sale	Notes	Total
Balance at January 1, 2023	$320,642	$—	$(318,704)	$1,938
Originations	63,909	569,802	(62,643)	571,068
Principal repayments	(45,487)	—	46,283	796
Borrower Loans sold to third parties	(953)	(569,802)	—	(570,755)
Other changes	105	—	(51)	54
Change in fair value	(7,809)	—	7,429	(380)
Balance at March 31, 2023	$330,407	$—	$(327,686)	$2,721

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets		Liabilities
	Borrower Loans	Loans Held for Sale	Notes	Total
Balance at January 1, 2022	$267,626	$—	$(265,985)	$1,641
Originations	66,894	489,322	(67,729)	488,487
Principal repayments	(48,210)	—	48,753	543
Borrower Loans sold to third parties	(335)	(489,322)	—	(489,657)
Other changes	62	—	46	108
Change in fair value	(4,413)	—	4,241	(172)
Balance at March 31, 2022	$281,624	$—	$(280,674)	$950
The following tables present additional information about Level 3 Servicing Assets recorded at fair value (in thousands):

Servicing Assets
Balance as of January 1, 2023	$14,860
Additions	2,939
Less: Changes in fair value	(2,550)
Balance as of March 31, 2023	$15,249

Servicing Assets
Balance as of January 1, 2022	$9,796
Additions	2,390
Less: Changes in fair value	(2,276)
Balance as of March 31, 2022	$9,910
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
The following tables present additional information about Level 3 Loan Trailing Fee Liability measured at fair value on a recurring basis (in thousands):

Loan Trailing Fee Liability
Balance as of January 1, 2023	$3,290
Issuances	589
Cash payment of Loan Trailing Fee	(708)
Change in fair value	137
Balance as of March 31, 2023	$3,308

Loan Trailing Fee Liability
Balance as of January 1, 2022	$2,161
Issuances	502
Cash payment of Loan Trailing Fee	(510)
Change in fair value	41
Balance as of March 31, 2022	$2,194

Significant Recurring Level 3 Fair Value Asset and Liability Input Sensitivity
Key economic assumptions are used to compute the fair value of Borrower Loans. The sensitivity of the fair value to immediate changes in assumptions at March 31, 2023 and December 31, 2022 for Borrower Loans are presented in the following table (in thousands, except percentages).

Borrower Loans:	March 31, 2023	December 31, 2022
Fair value, using the following assumptions:	$330,407	$320,642
Weighted-average discount rate	7.11%	6.87%
Weighted-average default rate	11.52%	11.36%

Fair value resulting from:
100 basis point increase in discount rate	$327,078	$317,380
200 basis point increase in discount rate	$323,833	$314,201
Fair value resulting from:
100 basis point decrease in discount rate	$333,824	$323,991
200 basis point decrease in discount rate	$337,331	$327,429

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$326,477	$316,832
Applying a 1.2 multiplier to default rate	$322,580	$313,053
Fair value resulting from:
Applying a 0.9 multiplier to default rate	$334,368	$324,484
Applying a 0.8 multiplier to default rate	$338,363	$328,361

Key economic assumptions are used to compute the fair value of Notes. The sensitivity of the fair value to immediate changes in assumptions at March 31, 2023 and December 31, 2022 for Notes funded through the Note Channel are presented in the following table (in thousands, except percentages).

Notes	March 31, 2023	December 31, 2022
Fair value, using the following assumptions:	$327,686	$318,704
Weighted-average discount rate	7.11%	6.87%
Weighted-average default rate	11.52%	11.36%

Fair value resulting from:
100 basis point increase in discount rate	$324,379	$315,456
200 basis point increase in discount rate	$321,155	$312,291
Fair value resulting from:
100 basis point decrease in discount rate	$331,080	$322,037
200 basis point decrease in discount rate	$334,565	$325,461

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$323,764	$314,892
Applying a 1.2 multiplier to default rate	$319,874	$311,112
Fair value resulting from:
Applying a 0.9 multiplier to default rate	$331,639	$322,547
Applying a 0.8 multiplier to default rate	$335,627	$326,425

Key economic assumptions are used to compute the fair value of Servicing Assets. The sensitivity of the current fair value to immediate changes in assumptions at March 31, 2023 and December 31, 2022 for Servicing Assets are presented in the following table (in thousands, except percentages).

Servicing Assets	March 31, 2023	December 31, 2022
Fair value, using the following assumptions:	$15,249	$14,860
Weighted-average market servicing rate	0.650%	0.649%
Weighted-average prepayment rate	18.97%	18.77%
Weighted-average default rate	12.17%	12.63%

Fair value resulting from:
Market servicing rate increase of 0.025%	$14,243	$13,850
Market servicing rate decrease of 0.025%	$16,255	$15,870

Fair value resulting from:
Applying a 1.1 multiplier to prepayment rate	$14,916	$14,534
Applying a 0.9 multiplier to prepayment rate	$15,588	$15,191

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$14,967	$14,557
Applying a 0.9 multiplier to default rate	$15,533	$15,165

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
Operating Commitments
PMI, along with PFL, and WebBank has entered into: (i) an Asset Sale Agreement, dated July 1, 2016, between PFL and WebBank, as most recently amended by a Sixth Amendment dated October 5, 2022 (as amended, the “Sale Agreement”); (ii) the Marketing Agreement, dated July 1, 2016, between PMI and WebBank, as most recently amended by a Sixth Amendment dated June 25, 2021 (as amended, the “Marketing Agreement”); and (iii) the Stand By Purchase Agreement, dated July 1, 2016, between PMI and WebBank, as most recently amended by a Third Amendment dated June 25, 2021 (as amended, the “Purchase Agreement” and, collectively with the Sale Agreement and the Marketing Agreement, the “Origination and Sale Agreements”). Under the Origination and Sale Agreements, all Borrower Loans originated through the marketplace are made by WebBank under its bank charter.
The Origination and Sale Agreements contain terms through February 1, 2025. Prosper is required, under the Origination and Sale Agreements, to maintain certain collateral requirements. In addition, pursuant to the Marketing Agreement, the marketing fee that Prosper receives in connection with the origination of each loan is partially reduced by an amount (the “Designated Amount”) calculated as a percentage of the principal amount of such loan based on the aggregate principal amount of loans originated for the applicable month. To the extent the aggregate Designated Amount for all loans originated during any month is less than $100,000 through February 1, 2025, Prosper is required to pay WebBank an amount equal to such deficiency. Accordingly, the minimum fee for the remaining nine months of 2023 is $0.9 million. The minimum fee is $1.2 million for 2024, and $0.1 million in 2025.
Additionally, Under the Origination and Sale Agreements, Prosper is required to maintain minimum net liquidity of $15.0 million at all times during the term of the agreement. Net liquidity is defined as the sum of Cash, Cash Equivalents and Available for Sale Investments. Violation of this covenant can result in termination of the contract with WebBank. As of March 31, 2023, the Company was in compliance with the covenant.
Loan Purchase Commitments
Under the terms of PFL’s agreement with WebBank, PFL is committed to purchase $4.6 million of Borrower Loans that WebBank originated during the last two business days of the quarter ended March 31, 2023. PFL will purchase these Borrower Loans within the first three business days of the quarter ending June 30, 2023.
Repurchase Obligation
Under the terms of the loan purchase agreements between PFL and investors that participate in the Whole Loan Channel, PFL may, in certain circumstances, become obligated to repurchase a Borrower Loan from an investor. Generally, these circumstances include the occurrence of verifiable identity theft, the failure to properly follow loan listing or bidding protocols, or a violation of the applicable federal, state, or local lending laws. The fair value of the indemnification and repurchase obligation is estimated based on historical experience. PFL recognizes a liability for the repurchase and indemnification obligation when the Borrower Loans are issued. Indemnified or repurchased Borrower Loans associated with violations of federal, state, or local lending laws or verifiable identity theft are written off at the time of repurchase or at the time an indemnification payment is made. The maximum potential amount of future payments associated under this repurchase obligation is the outstanding balances of the Borrower Loans issued through the Whole Loan Channel, which as of March 31, 2023 is $3.7 billion. PFL has accrued $0.4 million and $0.3 million as of March 31, 2023 and December 31, 2022, respectively, in regard to this obligation.
Under the terms of the indenture and investor registration agreement, Prosper may, in certain circumstances, become obligated to either repurchase a Note or indemnify the investor for any losses resulting from nonpayment of a Note purchased in the Retail Channel. The decision to repurchase or indemnify is in Prosper’s sole discretion. These circumstances include, but are not limited to, the occurrence of verifiable identity theft, a technical error in the automated bidding tools which results in the purchase of a Note that does not match the investor’s investment criteria, or situations in which a loan listing includes a Prosper Rating that is different from the Prosper Rating that should have appeared in the listing for the corresponding Borrower Loan because either PFL inaccurately input data into, or inaccurately applied, the formula for determining the Prosper Rating and, as a result, the interest of the investor is materially and adversely affected. During the three months ended March 31, 2023 the Company has repurchased $0.3 million of the underlying notes. The Company is indemnifying an additional $1.1 million in outstanding Notes as of March 31, 2023.
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
PFL’s executive officers and directors who are not executive officers participate in its marketplace by placing bids and purchasing Notes. The aggregate amount of the Notes purchased and the income earned by parties deemed to be related parties of PFL for the three months ended March 31, 2023 and 2022 are summarized below (in thousands):

	Aggregate Amount of Notes Purchased		Interest Earned on Notes
	Three Months Ended March 31,		Three Months Ended March 31,
Related Party	2023	2022	2023	2022
Executive officers and management	$8	$9	$2	$2
Directors (excluding executive officers and management)	—	—	—	—
Total	$8	$9	$2	$2
The balance of Notes held by officers and directors who are not executive officers are as follows (in thousands):

	Notes Balance as of
Related Party	March 31, 2023	December 31, 2022
Executive officers and management	$46	$45
Directors (excluding executive officers and management)	—	—
Total	$46	$45

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This management’s discussion and analysis of financial condition and results of operations, or MD&A, contains forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” in this Quarterly Report on Form 10-Q for a discussion of the uncertainties, risks, and assumptions associated with these statements. This discussion should be read in conjunction with Prosper’s historical condensed consolidated financial statements and related notes thereto and the other disclosures contained elsewhere in this Quarterly Report on Form 10-Q. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and Prosper’s actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those included in the “Risk Factors” sections and elsewhere in this Quarterly Report on Form 10-Q and Prosper’s Annual Report on Form 10-K for the year ended December 31, 2022.
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
For the year ended December 31, 2022, our marketplace facilitated $3.3 billion in Borrower Loan originations, of which $3.1 billion were funded through our Whole Loan Channel, representing 92% of the total Borrower Loans originated through our marketplace during this period. From inception through March 31, 2023, our marketplace has facilitated $24.1 billion in Borrower Loan originations, of which $21.6 billion were funded through our Whole Loan Channel, representing 90% of the total Borrower Loans originated through our marketplace during this period. For the three months ended March 31, 2023, our marketplace facilitated $631.9 million in Borrower Loan originations, an increase of 13% from the same period in 2022. The percentage of loans funded through the Whole Loan Channel for the three months ended March 31, 2023 was 90%.
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

Key Operating and Financial Metrics (in thousands)
The following table displays our key operating and financial metrics for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023	2022
Personal Loan Originations	$631,864	560,491
Transaction Fees, Net	33,285	26,487
Whole Loans Outstanding (1)	3,729,792	2,540,213
Servicing Fees, Net	5,053	4,208
Total Net Revenue	40,372	38,627
Net (Loss) Income	(9,090)	36,632
Adjusted EBITDA (2)	(7,543)	(2,378)
(1) Balance as of March 31.
(2) Adjusted EBITDA is a non-GAAP financial measure. For more information regarding this measure and the reconciliation to Net Income (Loss), the most comparable US GAAP measure, see “Non-GAAP Financial Measure - Adjusted EBITDA.”
Loan Originations
From inception through March 31, 2023, a total of 1,945,174 Borrower Loans totaling $24.1 billion were originated through Prosper’s marketplace.
For the three months ended March 31, 2023, 45,854 Borrower Loans totaling $631.9 million were originated through Prosper’s marketplace, compared to 55,354 Borrower Loans totaling $560.5 million during the three months ended March 31, 2022. This represents a decrease of 17% in terms of the number of loans and an increase of 13% in the dollar amount of loans. The increase in the dollar amount of originations for the quarter ended March 31, 2023 versus the quarter ended March 31, 2022 is due primarily to an improved competitive environment, as well as our continued usage of consolidated warehouse trusts to purchase and hold loans.
Loan origination volume by Prosper Rating was as follows for the periods presented (in millions, except percentages):

	Three Months Ended March 31,
	2023		2022
	Amount	%	Amount	%
AA	$87.4	14%	$44.4	8%
A	91.1	14%	70.9	13%
B	166.2	26%	92.5	16%
C	94.1	15%	88.0	16%
D	73.5	12%	50.0	9%
E	65.9	10%	28.9	5%
HR	4.4	1%	0.5	—%
Other (1)	49.3	8%	185.3	33%
Total	$631.9		$560.5
(1) Represents loans originated through the Prosper platform via the Whole Loan Channel but not assigned Prosper Ratings.

For the three months ended March 31, 2023, compared to the corresponding period in 2022, the mix of originations on the Prosper platform reflects a significant decrease in investor appetite under the current economic environment for higher risk loans not assigned Prosper ratings. These loans are sold only to institutional investors and based on specific underwriting criteria and custom risk models developed by these investors.
Whole Loans Outstanding
We sell Borrower Loans through our Whole Loan Channel, and the outstanding balance of these loans serves as a primary driver of our Servicing Assets. Whole loans outstanding increased $1.2 billion or 47% from March 31, 2022 to March

31, 2023. This increase is primarily due to the increase in originations in the past year, driven by the factors described in the Loan Originations section, above, including the continued purchase of loans through our consolidated warehouse trusts.
Net Income (Loss)
See the section titled “Results of Operations” below, for the discussion on significant changes in Net Income (Loss) year-over-year.
Results of Operations
Overview
The following tables summarize Prosper’s net income (loss) for the three months ended March 31, 2023 and 2022 (in thousands, except percentages):

	Three Months Ended March 31,
	2023	2022	Change	% Change
Total Net Revenues	$40,372	$38,627	$1,745	5%
Total Expenses	49,392	1,975	47,417	n/m
Net (Loss) Income Before Taxes	(9,020)	36,652	(45,672)	n/m
Income Tax Expense	(70)	(20)	(50)	n/m
Net (Loss) Income	$(9,090)	$36,632	$(45,722)	n/m
n/m: not meaningful
Total Net Revenues for the three months ended March 31, 2023 increased $1.7 million as compared to the same period in 2022. The increase was primarily attributable to a $6.8 million increase in Transaction Fees, Net, due to the increase in originations during this time, as discussed above. This increase was partially offset by a $3.1 million decrease in (Loss) Gain on Sale of Borrower Loans, due primarily to incentive fees (“incentives”) provided to whole loan investors driven by market volatility and incentives offered by competitors. There was also a $1.5 million increase in Total Interest Income (Expense), Net, due primarily to the increased usage of our Warehouse Lines and the resulting increase in interest income from Loans Held for Sale. Finally, there was a $3.0 million decrease in Total Net Revenues from Change in Fair Value of Financial Instruments, due primarily to higher delinquencies and charge-offs as the outstanding balance of Loans Held for Sale continues to increase, and higher interest rates, which led to negative fair value adjustments on the loans held in consolidated warehouse trusts. These negative fair value adjustments were partially offset by gains of $4.6 million on our Credit Card Derivative for the three months ended March 31, 2023.

Total Expenses for the three months ended March 31, 2023 increased $47.4 million as compared to the same period in 2022, primarily due to the Change in Fair Value of Convertible Preferred Stock Warrants, which is in turn driven by changes in the fair value of the underlying Convertible Preferred Stock. Specifically, the gain for the three months ended March 31, 2023 totals $4.3 million, which compares to a gain of $33.4 million for the corresponding period in 2022, a change of $29.1 million. Total Expenses also increased due to the one-time $8.6 million Gain on Forgiveness of PPP Loan in 2022, as the U.S. Small Business Administration (“SBA”) formally forgave our Paycheck Protection Program (“PPP”) loan in March 2022 (Note 10). These increases in Total Expenses were also attributable to a combined $7.0 million increase in Origination and Servicing, Sales and Marketing and General and Administrative expenses, as costs increased to support the higher originations and our continued investments in our Credit Card and Home Equity products in the first quarter of 2023. We also incurred $3.0 million in Interest Expense on the Term Loan we closed in November 2022 (Note 10). Accordingly, the net loss for the three months ended March 31, 2023 increased $45.7 million when compared to the net income for the three months ended March 31, 2022.
Revenues

The following tables summarize our revenues for the three months ended March 31, 2023 and 2022 (in thousands, except percentages):

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Operating Revenues:
Transaction Fees, Net	$33,285	$26,487	$6,798	26%
Servicing Fees, Net	5,053	4,208	845	20%
(Loss)/Gain on Sale of Borrower Loans	(1,390)	1,679	(3,069)	n/m
Other Revenues	1,294	2,647	(1,353)	(51)%
Total Operating Revenues	38,242	35,021	3,221	9%

Interest Income (Expenses):
Interest Income on Borrower Loans and Loans Held for Sale	29,019	18,083	10,936	60%
Interest Expense on Notes and Warehouse Lines	(21,159)	(11,769)	(9,390)	80%
Total Interest Income (Expense), Net	7,860	6,314	1,546	24%
Change in Fair Value of Financial Instruments	(5,730)	(2,708)	(3,022)	112%
Total Net Revenues	$40,372	$38,627	$1,745	5%
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
Transaction fees increased $6.8 million, or 26%, for the three months ended March 31, 2023, as compared to the corresponding period in 2022. This increase is generally consistent with the higher Personal Loan origination volume discussed above and significant growth in our Credit Card product. We recognized approximately $3.4 million in program fees under our Credit Card product for the three months ended March 31, 2023, as compared to only $0.3 million for the corresponding period in 2022, an increase of $3.1 million.
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

In addition, we are contractually obligated to service the entire portfolio under our Credit Card product. Our banking partner, Coastal Community Bank (“Coastal”), pays us a servicing fee of 1% per annum of the daily outstanding principal balance of all cards designated as Coastal allocations (approximately 10% of the portfolio). To the extent that these contractual fees are less than the market servicing rate that would be required by a market participant to service the entire portfolio, a servicing obligation is recorded. Changes to this servicing obligation are included in Servicing Fees, Net.
The increase of $0.8 million, or 20%, in Servicing Fees for the three months ended March 31, 2023, as compared to the corresponding period in 2022, is primarily due to an increase of $2.2 million in whole loan servicing revenues during this period, due to the increase in the balance of whole loans outstanding. This increase was partially offset by a $0.6 million combined decrease in collection and debt sale fees, generally due to an increase in charge-offs and additional spend on collection agencies as compared to the first quarter of 2022. Additionally, there was a $0.9 million increase in the net Credit Card servicing obligation for the three months ended March 31, 2023, due to the growth in the portfolio.
(Loss) Gain on Sale of Borrower Loans
(Loss) Gain on Sale of Borrower Loans consists of net (losses) gains on Borrower Loans sold through the Whole Loan Channel, net of any incentives provided at the time of sale. Starting in the second half of 2022, due to market volatility and incentives offered by competitors, we provided additional incentives to our whole loan investors. For the three months ended March 31, 2023, these incentives increased approximately $3.2 million from the corresponding period in the prior year. Excluding the impact of these incentives, the remaining increases in Gain on Sale of Borrower Loans for the three months ended March 31, 2023, as compared to the same period in 2022, were primarily due to increases in the volume of whole loans sold due to higher originations, as discussed above.
Other Revenues
Other Revenues consists primarily of credit referral and incentive fees. Credit referral fees are earned from partner companies for the referral of customers on our platform, while incentive fees are earned from partner companies through our incentive programs. The $1.4 million decrease in Other Revenues for the three months ended March 31, 2023, as compared to the corresponding period in 2022, is due primarily to $1.1 million in fair value gains on our Credit Card Derivative that were included in Other Revenues in the first quarter of 2022. These revenues are now included in Change in Fair Value of Financial Instruments. The remaining decrease is due primarily to a $0.3 million decrease in incentive fees for the three months ended March 31, 2023, as compared to the corresponding period in 2022.
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
The increase of $1.5 million, or 24%, in Total Interest Income (Expense), Net for the three months ended March 31, 2023, as compared to the corresponding period in 2022, is primarily due to a $1.2 million increase in net interest income from Loans Held for Sale, as we increased the usage of our Warehouse Lines and the outstanding principal balance on those loans increased. The impact on net interest income from this increased usage was partially offset by a rise in market interest rates, which increased the cost of borrowing on the variable interest Warehouse Lines. Additionally, there was a $0.4 million increase related to net interest income on Borrower Loans funded through the Note Channel.
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
We use Warehouse Lines to finance the purchase of Loans Held for Sale for the purpose of earning Net Interest Income and contributing to securitization transactions. Loans Held for Sale consist primarily of loans held in warehouse trusts. Changes in the fair value of Loans Held for Sale are not offset by changes in fair value of Warehouse Lines because Warehouse Lines are carried at amortized cost. See Note 10 of the accompanying condensed consolidated financial statements for more details on Warehouse Lines.

We earn interest income on loans held in consolidated warehouse trusts during the period we own or consolidate the loans, which partially offsets changes in the fair value of those loans. The following table illustrates the composition of the loans held in consolidated warehouse trusts by Prosper Rating, which is an indicator of their credit quality:

	Three Months Ended March 31,
	2023	2022
Loans Held for Sale(1):
AA	28%	19%
A	27%	28%
B	22%	25%
C	13%	19%
D	6%	7%
E	4%	2%
HR	—%	—%
Total	100%	100%
(1) The percentages are calculated using the weighted average of month-end principal balances of Loans Held for Sale by Prosper Rating.

Fair values of Borrower Loans, Loans Held for Sale and Notes are estimated using discounted cash flow methodologies based upon a set of valuation assumptions. The key assumptions used include default and prepayment rates derived primarily from historical performance, and discount rates based on estimates of the rates of return that investors would require when investing in other financial instruments with similar characteristics. For the three months ended March 31, 2023 and 2022, the Change in Fair Value of Financial Instruments was a loss of $5.7 million and a loss of $2.7 million, respectively.
The increase in the loss for the three months ended March 31, 2023, as compared to the corresponding period in the prior year is largely driven by Loans Held for Sale, due to higher delinquencies and charge-offs as the outstanding balance of Loans Held for Sale continues to increase, as well as higher interest rates. Specifically, the unpaid principal and interest balance of Loans Held for Sale increased from $283.9 million as of March 31, 2022 to $569.2 million as of March 31, 2023, a 100% increase. The loss from changes in fair value for the three months ended March 31, 2023 is $9.5 million, due to a $3.8 million loss on fair value and $5.7 million in net charge-offs. This compares to the corresponding period in 2022, when there was a loss from changes in fair value of $2.9 million, due to a $0.7 million loss on fair value and $2.3 million in net charge-offs.
For Borrower Loans, the loss from changes in fair value was $7.8 million for the three months ended March 31, 2023, which compared to a loss of $4.4 million for the corresponding period in the prior year, driven by increased delinquencies, charge-offs and interest rates. The loss for the three months ended March 31, 2023 is attributable primarily to a $0.6 million loss on fair value and $7.0 million in net charge-offs, while the loss for the same period in 2022 was primarily attributable to a loss on fair value adjustments of $2.9 million and $1.4 million in net charge-offs.
The Credit Card Derivative is recorded at fair value and is primarily reflective of discounted future cash flows from certain features of our Credit Card program that were determined to meet the definition of freestanding derivatives, including interest income, program fees paid to our banking partner Coastal, credit losses and fraud losses. These cash flows are estimated based upon a set of valuation assumptions, including default and prepayment rates derived primarily from comparable companies and our own historical performance, and discount rates based on estimates of the rates of return that investors would require when investing in other financial instruments with similar characteristics. See Note 5 of the accompanying condensed consolidated financial statements for further details. Fair value changes related to future cash flows underlying the Credit Card Derivative resulted in a gain of $6.1 million, and the net impact of realized transactions resulted in a loss of $1.5 million for the three months ended March 31, 2023. This overall increase is primarily due to the growth in the underlying portfolio since the Credit Card program launched at the end of 2021, partially offset by increased charge-offs as the portfolio continues to season. For the three months ended March 31, 2022, the gain on fair value associated with the Credit Card Derivative totaled $1.1 million and was included in Other Revenues (as discussed above).
We also hold a swaption to limit our exposure to fluctuations in LIBOR due to our PWIT Warehouse Line, which bears interest at LIBOR plus 2.75%. For the three months ended March 31, 2023, the fair value of that swaption decreased $0.5 million, due to a decrease in forward-looking market interest rates. For the corresponding period in 2022, the fair value of that swaption increased $0.4 million.

The following table details the changes in our fair value of our financial instruments for the three months ended March 31, 2023 and 2022, respectively (in thousands, except percentages):

	Three Months Ended March 31,
	2023	2022
Assets:
Borrower Loans	$(7,809)	$(4,413)
Loans Held for Sale	(9,465)	(2,925)
Credit Card Derivative (includes gains and losses from settled transactions)	4,628	—
LIBOR rate swaption (included in Prepaid and Other Assets)	(513)	389

Liabilities:
Notes	7,429	4,241
Total	$(5,730)	$(2,708)
Expenses
The following tables summarize our expenses for the three months ended March 31, 2023 and 2022 (in thousands, except percentages):

	Three Months Ended March 31,
	2023	2022	Change	% Change
Expenses
Origination and Servicing	$12,285	$11,200	$1,085	10%
Sales and Marketing	15,504	13,684	1,820	13%
General and Administrative - Research and Development	5,426	5,169	257	5%
General and Administrative - Other	18,003	14,124	3,879	27%
Change in Fair Value of Convertible Preferred Stock Warrants	(4,265)	(33,411)	29,146	n/m
Gain on Forgiveness of PPP Loan	—	(8,604)	8,604	n/m
Interest Expense on Term Loan	2,952	—	2,952	n/m
Other Income, Net	(513)	(187)	(326)	174%
Total Expenses	$49,392	$1,975	$47,417	n/m
n/m: not meaningful
The following table reflects full-time employees as of March 31, 2023 and 2022 by functional area:

	March 31, 2023	March 31, 2022
Origination and Servicing	125	129
Sales and Marketing	30	23
General and Administrative - Research and Development	104	105
General and Administrative - Other	197	156
Total Headcount	456	413
Origination and Servicing
Origination and Servicing costs consist primarily of salaries, benefits and stock-based compensation expense related to our capital markets, collections, customer support and payment processing employees and vendor costs associated with facilitating and servicing loans and our Credit Card product. The increase for the three months ended March 31, 2023 of $1.1 million, or 10%, as compared to the corresponding period in 2022 is primarily due to a $1.6 million combined increase in loan servicing and origination costs, consistent with the increase in originations discussed above. Included in that increase is a $0.8 million increase in third-party servicing costs associated with our Credit Card product. This increase was partially offset by a

$0.2 million decrease in compensation expense, driven primarily by decreased headcount, and a $0.3 million decrease in various software and subscription costs.
Of the total Origination and Servicing costs for the three months ended March 31, 2023 and 2022, approximately $2.8 million and $1.2 million, respectively, related specifically to our Credit Card product.
Sales and Marketing
Sales and Marketing costs consist primarily of affiliate marketing, search engine marketing, online and offline campaigns, email marketing, public relations and direct mail marketing, as well as compensation expenses such as wages, benefits and stock-based compensation for the employees who support these activities. For the three months ended March 31, 2023, the increase of $1.8 million, or 13%, from the corresponding period in the prior year was due to an overall increase in marketing and advertising, including direct mail costs of $0.9 million, marketing partnership costs of $0.3 million and digital advertising spend of $0.3 million. Additionally, compensation expense increased $0.4 million, due primarily to increased headcount.
Of the total Sales and Marketing costs for the three months ended March 31, 2023 and 2022, approximately $2.5 million and $2.6 million, respectively, related specifically to our Credit Card product.
General and Administrative - Research and Development
General and Administrative - Research and Development costs consist primarily of salaries, benefits and stock-based compensation expense related to our engineering and product development employees, as well as related vendor costs. The increase in General and Administrative – Research and Development for the three months ended March 31, 2023 of $0.3 million, or 5%, from the corresponding period in the prior year was due primarily to a $0.3 million increase in compensation expense and a $0.4 million increase in outsourced services, primarily related to internal and external headcount additions for the development of various platform features and our Credit Card product. These increases were partially offset by additional capitalized internal-use software and web development costs. Specifically, these capitalized costs were $3.3 million and $2.7 million for the three months ended March 31, 2023 and 2022, respectively.
Of total General and Administrative - Research and Development costs for the three months ended March 31, 2023 and 2022, approximately $0.6 million and $0.5 million, respectively, related specifically to our Credit Card product. These amounts are presented net of $0.2 million and $0.2 million, respectively, of capitalized internal-use software and web development costs.
General and Administrative - Other
General and Administrative - Other expenses consist primarily of salaries, benefits and stock-based compensation expense related to our accounting and finance, risk, legal, compliance, human resources and facilities employees, professional fees related to legal and accounting and facilities expenses. The increase in General and Administrative - Other for the three months ended March 31, 2023 of $3.9 million, or 27%, from the corresponding period in the prior year was due primarily to a $2.7 million increase in compensation expense, driven primarily by increased headcount. There was also a $0.6 million increase in facilities and maintenance costs, due in part to our employees returning to the office throughout 2022, as well as increased usage of software licenses and subscriptions. Various other expenses generally related to the growth in the business and return to the office, such as travel, recruiting, office costs, professional services, insurance and state franchise taxes, increased a combined $0.5 million from the first quarter of 2022.
Of the total General and Administrative - Other costs for the three months ended March 31, 2023, and 2022, approximately $1.1 million and $0.6 million, respectively, related specifically to our Credit Card product.
Change in Fair Value of Convertible Preferred Stock Warrants
Change in Fair Value of Convertible Preferred Stock Warrants was a gain of $4.3 million and a gain $33.4 million for the three months ended March 31, 2023 and 2022, respectively, due to a decrease in the fair value of the underlying Convertible Preferred Stock for those periods.
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

Interest Expense on Term Loan
We incurred $3.0 million in interest costs for the three months ended March 31, 2023 related to the Term Loan we closed with a third-party financial institution in November 2022. Refer to Note 10 of the accompanying condensed consolidated financial statements for further information on the Term Loan, including details of the interest rates.

Other Income, Net
Other Income, Net was $0.5 million for the three months ended March 31, 2023, and primarily consists of sublease income, interest income on cash and cash equivalents and other miscellaneous items. The $0.3 million increase for the three months ended March 31, 2023 as compared to the corresponding period in the prior year primarily relates to a $0.4 million increase in interest income.
Non-GAAP Financial Measure - Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure that we define as Net (Loss) Income adjusted for interest income on Cash and Cash Equivalents, Interest Expense on Term Loan, Income Tax Expense, depreciation and amortization, impairment of long-lived assets and Goodwill, stock-based compensation expense, Change in Fair Value of Convertible Preferred Stock Warrants and certain infrequent or unusual transactions. The presentation of non-GAAP financial measures should not be considered in isolation or as a substitute for our financial results prepared in accordance with GAAP.
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
The following table presents a reconciliation of Net (Loss) Income to Adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022
Net (Loss) Income	$(9,090)	$36,632
Depreciation expense:
Servicing and Origination	2,126	2,018
General and Administration - Other	624	641
Amortization of Intangibles	27	34
Stock-Based Compensation	368	295
Gain on Forgiveness of PPP Loan	—	(8,604)
Change in the Fair Value of Convertible Preferred Stock Warrants	(4,265)	(33,411)
Interest Income on Cash and Cash Equivalents	(355)	(3)
Interest Expense on Term Loan	2,952	—
Income Tax Expense	70	20
Adjusted EBITDA	$(7,543)	$(2,378)

The decrease in Adjusted EBITDA for the three months ended March 31, 2023, as compared to the corresponding period in 2022, is primarily reflective of changes in the fair value of Loans Held for Sale and incentives provided to whole loan investors as described above, partially offset by a significant increase in Credit Card net revenues due to growth in the underlying portfolio since the Credit Card program launched at the end of 2021.
Expenses on the condensed consolidated statements of operations include the following amounts of stock-based compensation expense for the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022
Origination and Servicing	$21	$28
Sales and Marketing	36	28
General and Administrative	311	239
Total Stock-Based Compensation Expense	$368	$295
Segment Net Revenues and Segment Adjusted EBITDA
Refer to Note 19 of the accompanying condensed consolidated financial statements for details on our segment reporting. The following table summarizes our segment net revenues and segment Adjusted EBITDA for the periods presented (in thousands, except percentages).

	Three Months Ended March 31,
	2023	2022	Change	% Change
Segment Net Revenues
Personal Loan	$33,494	$37,114	$(3,620)	(10)%
Home Equity	293	339	(46)	(14)%
Credit Card	6,585	1,174	5,411	n/m
Total Net Revenues	$40,372	$38,627	$1,745	5%

Segment Adjusted EBITDA
Personal Loan	$(6,487)	$1,962	$(8,449)	n/m
Home Equity	(873)	(808)	(65)	(8)%
Credit Card	(183)	(3,532)	3,349	95%
Total Adjusted EBITDA	$(7,543)	$(2,378)	$(5,165)	n/m
n/m: not meaningful
Segment Adjusted EBITDA is our primary segment profitability metric, and is calculated as segment revenue less operating expenses that are directly attributable to the segments’ products. Refer to Note 19 of the accompanying consolidated financial statements for a reconciliation of Segment Adjusted EBITDA to Net (Loss) Income Before Income Taxes.

Personal Loan
For the three months ended March 31, 2023, Personal Loan segment net revenues decreased $3.6 million, or 10%, as compared to the corresponding period in 2022, primarily as a result of a $7.7 million decrease in net revenues from Change in Fair Value of Financial Instruments as described above, and a $3.1 million decrease in (Loss) Gain on Sale of Borrower Loans, due primarily to additional incentives provided to whole loan investors driven by market volatility and incentives offered by competitors. These decreases were partially offset by a $3.8 million increase in Transaction Fees, Net, and a $2.0 million increase in Servicing Fees, Net, due to the increases in originations and whole loans outstanding during this period, as discussed above. Finally, there was also a $1.5 million increase in Total Interest Income (Expense), Net, due primarily to the increased usage of our Warehouse Lines and the resulting increase in net interest income from Loans Held for Sale.
Adjusted EBITDA associated with the Personal Loan segment decreased $8.4 million for the three months ended March 31, 2023 as compared to the corresponding period in 2022, which is primarily reflective of the decrease in net revenues discussed above and higher operating expenses to support the higher originations.
Home Equity
For the three months ended March 31, 2023, the changes in Home Equity segment net revenues and Adjusted EBITDA from the corresponding period in 2022 were not material. Home Equity segment net revenues consist of broker fees from our partner Spring EQ, and Adjusted EBITDA is reflective of these net revenues, offset by our continued investments in the product, particularly with regards to research and development, operations and marketing.
Credit Card
For the three months ended March 31, 2023, Credit Card segment net revenues increased $5.4 million, as compared to the corresponding period in 2022, primarily as a result of a $3.5 million increase in fair value gains on our Credit Card Derivative and a $3.1 million increase in transaction fees, generally due to the overall growth in the Credit Card portfolio during this time. These increases were partially offset by a $1.2 million decrease in Servicing Fees, Net, primarily as a result of increases in the servicing obligation related to the Credit Card portfolio.
Adjusted EBITDA associated with the Credit Card segment increased $3.3 million, or 95%, for the three months ended March 31, 2023 as compared to the corresponding period in 2022, which is primarily reflective of the increase in net revenues discussed above, partially offset by our continued investments in the Credit Card product’s success, particularly with regards to research and development expenses, operations and marketing.
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
The following table summarizes our cash flow activities for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Net (Loss) Income	$(9,090)	$36,632

Net Cash Used in Operating Activities	(68,395)	(50,640)
Net Cash Used in Investing Activities	(21,831)	(22,121)
Net Cash Provided by Financing Activities	53,784	56,784
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(36,442)	(15,977)
Cash, Cash Equivalents and Restricted Cash at the beginning of the period	196,609	235,625
Cash, Cash Equivalents and Restricted Cash at the end of the period	$160,167	$219,648
Cash, Cash Equivalents and Restricted Cash decreased by $36.4 million for the three months ended March 31, 2023, based on the following components:
Operating Activities: $68.4 million in cash was used in operating activities, driven by (a) $62.0 million in net purchases of Loans Held for Sale, (b) $3.4 million in cash used for working capital, primarily due to the timing of payments to investors and third-party vendors and (c) $3.0 million in net loss, net of non-cash items.
Investing Activities: $21.8 million in cash was used in investing activities due to (a) $63.9 million in purchases of Borrower Loans, and (b) $4.4 million in purchases of property and equipment, primarily consisting of internal-use software, partially offset by (c) $46.4 million from sales and principal payments of Borrower Loans.
Financing Activities: $53.8 million in cash was provided by financing activities, due primarily to (a) $16.4 million in proceeds from issuance, net of payments, on Notes, at Fair Value, and (b) $38.3 million in proceeds from Warehouse Lines, partially offset by (c) $0.9 million in debt issuance costs related to the extension of our PWIIT warehouse facility in February 2023 (Note 10).
Cash, Cash Equivalents and Restricted Cash decreased $16.0 million for the three months ended March 31, 2022 based on the following components:
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
Off-Balance Sheet Arrangements

As a result of retaining servicing rights on the sale of Borrower Loans, we are an interest holder in certain special purpose entities that purchase these Borrower Loans. None of these special purpose entities are consolidated as we are not the primary beneficiary. Other than these special purpose entities, as of March 31, 2023, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements or other purposes.
CRITICAL ACCOUNTING POLICIES
Certain of Prosper's accounting policies that involve a higher degree of judgment and complexity are discussed in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in Prosper’s Annual Report on Form 10-K for the year ended December 31, 2022. There have been no significant changes to these critical accounting estimates during the first three months of 2023.

PROSPER FUNDING LLC
Overview
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
Results of Operations
Overview
The following tables summarize Prosper Funding’s net (loss) income for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Total Net Revenues	$17,240	$17,666	$(426)	(2)%
Total Expenses	16,983	16,221	762	5%
Net (Loss) Income	$257	$1,445	$(1,188)	n/m
n/m: not meaningful

Total net revenues for the three months ended March 31, 2023 decreased $0.4 million, or 2%, from the three months ended March 31, 2022, primarily due to decreased administration fee revenue driven by a decrease in the number of loan listings on our marketplace during the period, as well as an increase in incentives provided to whole loan investors (for which PFL bills PMI). Because of the growth in our servicing book (in line with an increase in the dollar value of whole loan originations from the prior year), there was a resulting increase in Servicing Fees, Net. The increase in originations is due primarily to an improved competitive environment, as well as PMI’s continued usage of consolidated warehouse trusts to purchase and hold loans. These increases were partially offset by a decrease in the Gain on Sale of Borrower Loans, due to the increase in incentives provided to whole loan investors. Because these incentives are reimbursed through the administration fee revenue, there is no net impact on total net revenues. Finally, due to higher interest rates, total net revenues from Change in Fair Value of Financial Instruments, Net decreased as compared to the prior year by approximately $0.2 million. Total expenses for the three months ended March 31, 2023 increased $0.8 million, or 5%, from the three months ended March 31, 2022, largely due to an increase in administrative fee expense during the period resulting from an increase in servicing fee revenues (as PMI charges PFL for a percentage of these revenues).
Revenues
The following tables summarizes Prosper Funding’s revenue for the three months ended March 31, 2023 and 2022 (in thousands, except percentages):

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Revenues:
Operating Revenues:
Administration Fee Revenue - Related Party	$10,243	$10,120	$123	1%
Servicing Fees, Net	7,087	4,551	2,536	56%
(Loss) Gain on Sale of Borrower Loans	(640)	2,160	(2,800)	n/m
Other Revenues	68	309	(241)	(78)%
Total Operating Revenues	16,758	17,140	(382)	(2)%
Interest Income on Borrower Loans	12,349	9,966	2,383	24%
Interest Expense on Notes	(11,487)	(9,268)	(2,219)	24%
Net Interest Income	862	698	164	23%
Change in Fair Value of Financial Instruments, Net	(380)	(172)	(208)	121%
Total Net Revenue	$17,240	$17,666	$(426)	(2)%
Administration Fee Revenue - Related Party
We primarily generate revenues through license fees we earn under our Administration Agreement with PMI. The Administration Agreement contains a license we grant to PMI that entitles PMI to use the marketplace for, and in relation to: (i) PMI’s performance of its duties and obligations under the Administration Agreement, and (ii) PMI’s performance of its duties and obligations to WebBank under the Loan Account Program Agreement. The Administration Agreement requires PMI to pay us a monthly license fee that is partially based on the number of loan listings posted on the marketplace in that month, as well as a fee based on incentives provided to investors to incentivize the purchase of Borrower Loans from PFL. The increase in Administrative Fee Revenue of $0.1 million for the three months ended March 31, 2023, as compared to the corresponding periods in 2022, is primarily due to a $3.2 million increase in reimbursements received from PMI for incentives provided to whole loan investors, as discussed above. This was partially offset by a decrease in loan listings generated on the marketplace, which resulted in a $3.1 million decrease in Administrative Fee Revenue for this period.
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
The increase in Servicing Fees, Net of $2.5 million for the three months ended March 31, 2023, as compared to the corresponding period in 2022, is largely due to the growth in the servicing book during this period, which resulted in approximately $2.6 million in additional Servicing Fees. This is generally in line with the increase in originations during this time.
(Loss) Gain on Sale of Borrower Loans
(Loss) Gain on Sale of Borrower Loans consists of net losses and gains on Borrower Loans sold through the Whole Loan Channel, net of any incentives provided to investors at the time of sale. For the three months ended March 31, 2023, the decrease in (Loss) Gain on Sale of Borrower Loans from the corresponding period in the prior year of $2.8 million was primarily due to additional incentives provided to whole loan investors, due to market volatility and incentives offered by competitors. These incentives resulted in a $3.2 million decrease from the first quarter of 2022, which was partially offset by a $0.5 million increase due to gains recognized on whole loan originations.

Other Revenues

Other Revenues has historically consisted primarily of incentive fees, which are earned from partner companies through our incentive programs. The $0.2 million decrease in Other Revenues for the three months ended March 31, 2023, as compared to the corresponding period in 2022, is primarily due to a decrease in these incentive fees, as we terminated an incentive program in June 2022.
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
Overall, the $0.2 million increase in net interest income for the three months ended March 31, 2023, as compared to the corresponding period in 2022, is due to an increase in the outstanding principal balance of Borrower Loans and Notes during this period.
Change in Fair Value of Financial Instruments
Change in Fair Value of Financial Instruments captures gains (losses) in fair value estimates using discounted cash flow methodologies that are based upon a set of valuation assumptions. The key assumptions used in valuations include default and prepayment rates derived from historical performance and discount rates that reflect estimates of the rates of return that investors would require when investing in other financial instruments with similar characteristics. Changes in fair value of Borrower Loans funded through the Note Channel are largely offset by the changes in fair value of the corresponding Notes due to the borrower payment-dependent structure, though differences will arise due to the actual and projected impact of cash flows related to charge-offs, debt sales and miscellaneous fees.
The following table summarizes the fair value adjustments for the three month periods ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Borrower Loans	(7,809)	(4,413)
Notes	7,429	4,241
Total	$(380)	$(172)
In general, the decrease in Change in Fair Value of Financial Instruments for the three months ended March 31, 2023 is reflective of increased interest rates during the period.
Expenses
The following table summarizes our expenses for the three month periods ended March 31, 2023 and 2022 (in thousands, except percentages):

	Three Months Ended March 31,
	2023	2022	Change	% Change
Expenses:
Administration Fee - Related Party	$15,242	$14,435	$807	6%
Servicing	1,740	1,648	92	6%
General and Administrative	1	138	(137)	(99)%
Total Expenses	$16,983	$16,221	$762	5%
Administration Fee - Related Party
Pursuant to our Administration Agreement with PMI, PMI manages the marketplace on our behalf. Accordingly, each month we are required to pay PMI (a) a corporate administration fee of $500,000 per month, (b) a fee for each Borrower Loan originated through the marketplace, (c) 62.5% of all Servicing Fees collected by us or on our behalf and (d) all nonsufficient funds fees collected by us or on our behalf. In general, the Administrative Fee Expense will not fluctuate directly in line with the Administrative Fee Revenue due to both the flat corporate administrative fee, as well as the fact that we pay fees for three different services, but receive a fee based only the number of loans listed on the platform.
The increase in Administration Fee expense of $0.8 million for the three months ended March 31, 2023, as compared to the same period in 2022, is due primarily to the increase in Servicing Fees, Net discussed above, which resulted in a $1.8 million increase in Administration Fee - Related Party. There was also a $0.3 million increase attributable to nonsufficient funds fees collected. These increases were offset by a $1.3 million decrease due to a drop in the number of Borrower Loans originated through the marketplace as compared to the first quarter of 2022.
Servicing
Servicing costs consist primarily of vendor and borrower costs, as well as depreciation of internal-use software associated with servicing Borrower Loans. The increase in Servicing costs for the three months ended March 31, 2023, as compared to the corresponding periods in 2022, is not significant.
General and Administrative
General and Administrative costs consist primarily of bank service charges and professional fees. The change in General and Administrative costs is not significant for the three months ended March 31, 2023, as compared to the corresponding period in 2022.
LIQUIDITY AND CAPITAL RESOURCES
We anticipate that our available funds and cash flow from operations will be sufficient to meet our operational cash needs for at least the next 12 months.
The following table summarizes our cash flow activities for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Net Income	$257	$1,445

Net Cash Provided by Operating Activities	9,475	84
Net Cash Used in Investing Activities	(19,777)	(19,912)
Net Cash Provided by Financing Activities	16,360	18,976
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	6,058	(852)
Cash, Cash Equivalents and Restricted Cash at the beginning of the period	97,849	167,876
Cash, Cash Equivalents and Restricted Cash at the end of the period	$103,907	$167,024

Cash, Cash Equivalents and Restricted Cash increased $6.1 million for the three months ended March 31, 2023, based on the following components:
Operating Activities: $9.5 million was provided by operating activities, driven by cash used in working capital of $7.8 million, primarily due to the timing of payments to PMI and investors, and net loss, net of non-cash adjustments of $1.6 million.
Investing Activities: $19.8 million was used in investing activities, due to $63.9 million in purchases of Borrower Loans and $2.4 million in purchases of property and equipment, partially offset by $46.5 million of principal payments under Borrower Loans.
Financing Activities: $16.4 million was provided by financing activities, due to $62.6 million in proceeds from the issuance of Notes, at Fair Value, partially offset by $46.3 million in payments for Notes, at Fair Value.
Cash, Cash Equivalents and Restricted Cash increased $0.9 million for the three months ended March 31, 2022, based on the following components:
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
Income Taxes
We incurred no income tax expense for the three months ended March 31, 2023 and 2022. We are a US disregarded entity for income tax purposes and our income and loss is included in the return of our parent, PMI. Given PMI’s history of taxable losses, it is difficult to accurately forecast how Prosper’s and our results will be affected by the realization and use of net operating loss carry forwards.
Off-Balance Sheet Arrangements
As a result of retaining servicing rights on the sale of Borrower Loans, we are a variable interest holder in certain special purposes entities that purchase these Borrower Loans. None of these special interest entities are consolidated as we are not the primary beneficiary. Otherwise as of March 31, 2023, we have not engaged in any off-balance sheet financing activities.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND INTEREST RATE RISK
PROSPER MARKETPLACE, INC.
Market Risk
Market risk is the risk of loss to future earnings, values, or future cash flows that may result from changes in financial market prices and interest rates.
Through the Warehouse Lines we invest in Loans Held for Sale. Investments in interest-earning instruments carry a degree of interest rate risk. Changes in U.S. interest rates affect the market value of these Loans Held for Sale on our balance sheet. Our future investment income may fall short of expectations, or we may suffer a loss in principal if we are forced to sell Loans Held for Sale that have declined in market value due to changes in interest rates, loss assumptions or overall market conditions. Recent interest rate increases, due in part to ongoing inflation, may increase the risks of our investments in Loans Held for Sale, and additional fluctuations in interest rates may exacerbate such risks. Changes in the market value of Loans Held for Sale are recorded on the Consolidated Statement of Operations. The fair value of Loans Held for Sale was $553.1 million and $499.8 million as of March 31, 2023, and December 31, 2022, respectively.
The fair values of Borrower Loans, Loans Held for Sale, and Notes are determined using discounted cash flow methodologies based upon a set of valuation assumptions such as default rate, prepayment rate and discount rate. Default rate, prepayment rate and discount rate may change due to expected loan performance or changes in the expected returns of similar financial instruments available in the market. We are exposed to the risk of a decrease in the fair value of loans held in the warehouse trusts. For Borrower Loans and Notes presented on our Balance Sheet on behalf of our Note Channel investors, the fair value adjustments for Borrower Loans are largely offset by the fair value adjustments of the Notes due to the borrower payment dependent design of the Notes and due to the total principal balances of the Borrower Loans being very close to the total principal balances of the Notes.
We are also exposed to variable interest rate risk under the debt from the Warehouse Lines, which had an outstanding balance of $485.5 million and $446.8 million as of March 31, 2023, and December 31, 2022, respectively. To reduce the impact of large fluctuations in interest rates, we hedged a portion of our interest rate risk by entering into a derivative agreement with a financial institution, which is currently in the money. The derivative agreement that we use to manage the risk associated with fluctuations in interest rates may not be able to eliminate the exposure to these changes. Interest rates are sensitive to numerous factors outside of our control, such as government and central bank monetary policy in the United States. Depending on the size of the exposures and the relative movements of interest rates, if we choose not to hedge or fail to effectively hedge our exposure, we could experience a material adverse effect on our results of operations and financial condition.
We had cash and cash equivalents of $41.3 million and $83.4 million as of March 31, 2023, and December 31, 2022, respectively. These amounts were held in various unrestricted deposits with highly rated financial institutions and short-term, highly liquid marketable securities which may include money market funds, U.S. Treasury securities, and U.S. agency securities. Cash and Cash Equivalents are held for working capital purposes. Due to their short-term nature, Prosper believes that it does not have any material exposure to changes in the fair value of these liquid investments as a result of changes in interest rates. Decreases in short-term interest rates will moderately reduce interest income on these Cash and Cash Equivalents. Increases in short-term interest rates will moderately increase the interest income earned on the Cash and Cash Equivalents.
Interest Rate Sensitivity
As more fully described in Note 7, Fair Value of Assets and Liabilities, of Prosper's condensed consolidated financial statements attached to this Quarterly Report on Form 10-Q, the combined fair value of Borrower Loans and Loans Held for Sale is $883.5 million as of March 31, 2023, determined using a weighted-average discount rate of 7.12%. The combined fair value of Borrower Loans and Loans Held for Sale was $820.4 million as of December 31, 2022, determined using a weighted-average discount rate of 6.72%. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $8.9 million and $8.3 million in the fair value of PMI’s investment in Borrower Loans and Loans Held for Sale as of March 31, 2023, and December 31, 2022, respectively. A hypothetical 100 basis point decrease in interest rates would result in an increase of approximately $9.1 million and $8.6 million in the fair value of our investment in Borrower Loans and Loans Held for Sale as of March 31, 2023, and December 31, 2022, respectively. Any realized or unrealized gains or losses resulting from such interest rate change would be recorded in our statement of operations so long as we hold these Borrower Loans and Loans Held for Sale on our balance sheet.
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
Prosper Funding had Cash and Cash Equivalents of $5.5 million as of March 31, 2023, and $6.3 million as of December 31, 2022. These amounts were held in various unrestricted deposits with highly rated financial institutions and short term, highly liquid marketable securities which may include money market funds, U.S. treasury securities and U.S. agency securities. Cash and cash equivalents are held for working capital purposes. Due to their short-term nature, Prosper Funding believes that it does not have any material exposure to changes in the fair value of these liquid investments as a result of changes in interest rates. Decreases in short-term interest rates will moderately reduce interest income on these cash and cash equivalents, while increases in short-term interest rates will moderately increase the interest income earned on these cash and cash equivalent balances.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Registrants’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are designed to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the SEC, and that such information is accumulated and communicated to management, including to each Registrant’s Principal Executive Officer (PEO) and Principal Financial Officer (PFO), to allow timely decisions regarding required disclosures. The management of each Registrant, with the participation of such Registrant’s PEO and PFO, has evaluated the effectiveness of such Registrant’s disclosure controls and procedures as of March 31, 2023. Based on this evaluation, each Registrant’s PEO and PFO have concluded that these disclosure controls and procedures were effective as of March 31, 2023.
Changes in Internal Control Over Financial Reporting
There were no changes in either Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, either Registrant’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
This Item should be read in conjunction with the disclosures contained in Part I, Item 3, “Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2022 and in Part II, Item 1, “Legal Proceedings” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.
Item 1A. Risk Factors
You should carefully consider all information in this Quarterly Report on Form 10-Q, including the condensed consolidated financial statements and related notes, and the risks described in Part I, Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2022.
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

EXHIBIT INDEX

Exhibit Number	Exhibit Description
4.1	Credit Agreement, dated November 14, 2022, by and among Prosper Marketplace, Inc., as Borrower, the lenders from time to time party thereto, and Wilmington Trust, National Association, as Administrative Agent and Collateral Agent (1)(2)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PMI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (2)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PMI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (2)

31.3	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PFL’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (2)

31.4	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PFL’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (2)

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to PMI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (2)

32.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to PFL’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (2)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	Taxonomy Extension Calculation Linkbase Document

101.LAB	Taxonomy Extension Label Linkbase Document

101.PRE	Taxonomy Extension Presentation Linkbase Document

101.DEF	Taxonomy Extension Definition Linkbase Document

(1)	Certain confidential information contained in this exhibit, market by brackets, has been omitted because the information (i) is not material and (ii) would be competitively harmful if disclosed.
(2)	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSPER MARKETPLACE, INC.
PROSPER FUNDING LLC

May 11, 2023	/s/ David Kimball
David Kimball
Chief Executive Officer of Prosper Marketplace, Inc.
Chief Executive Officer of Prosper Funding LLC
(Principal Executive Officer)

May 11, 2023	/s/ Usama Ashraf
Usama Ashraf
President and Chief Financial Officer of Prosper Marketplace, Inc.
President, Chief Financial Officer and Treasurer of Prosper Funding LLC
(Principal Financial Officer)