Form 10-Q
period 2023-06-30
PROSPER MARKETPLACE, INC; Prosper Funding LLC
filed 2023-08-10
CIK 1416265, 1542574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

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
As of August 8, 2023, there were 76,600,926 shares of Prosper Marketplace, Inc. common stock outstanding. Prosper Funding LLC does not have any common stock outstanding.
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

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Prosper Marketplace, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except for share and per share amounts)

	June 30, 2023	December 31, 2022
Assets:
Cash and Cash Equivalents	$43,830	$83,446
Restricted Cash (1)	111,385	113,163
Accounts Receivable	5,084	3,462
Loans Held for Sale, at Fair Value (1)	517,781	499,765
Borrower Loans, at Fair Value	334,259	320,642
Property and Equipment, Net	39,652	38,814
Prepaid and Other Assets (1)	12,036	9,208
Credit Card Derivative	19,542	10,782
Servicing Assets	12,833	12,562
Goodwill	36,368	36,368
Intangible Assets, Net	139	192
Total Assets	$1,132,909	$1,128,404
Liabilities, Convertible Preferred Stock and Stockholders' Deficit:
Accounts Payable and Accrued Liabilities	$41,283	$37,254
Payable to Investors	75,134	85,312
Notes, at Fair Value	330,747	318,704
Warehouse Lines (1)	474,662	446,762
Term Loan	74,293	73,407
Other Liabilities	31,281	28,258
Convertible Preferred Stock Warrant Liability	194,070	166,346
Total Liabilities	$1,221,470	$1,156,043
Commitments and Contingencies (Note 16)
Convertible Preferred Stock – $0.01 par value; 444,760,848 shares authorized as of June 30, 2023 and December 31, 2022; 209,613,570 issued and outstanding as of June 30, 2023 and December 31, 2022. Aggregate liquidation preference of $370,456 as of June 30, 2023 and December 31, 2022.	$322,748	$322,748
Less: Convertible Preferred Stock Held by Consolidated VIE (Note 12), 51,247,915 shares issued and outstanding as of June 30, 2023 and December 31, 2022	(2,381)	(2,381)
Stockholders' Deficit:
Common Stock – $0.01 par value; 625,000,000 shares authorized; 77,536,861 shares issued and 76,600,926 shares outstanding, as of June 30, 2023; 75,223,850 shares issued and 74,287,915 shares outstanding, as of December 31, 2022	290	267
Additional Paid-In Capital	159,729	158,814
Less: Treasury Stock	(23,417)	(23,417)
Accumulated Deficit	(545,530)	(483,670)
Total Stockholders' Deficit	$(408,928)	$(348,006)
Total Liabilities, Convertible Preferred Stock and Stockholders' Deficit	$1,132,909	$1,128,404
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

	June 30, 2023	December 31, 2022
Assets of consolidated VIEs, included in total assets above:
Restricted Cash	$20,565	$11,838
Loans Held for Sale, at Fair Value	517,781	499,765
Prepaid and Other Assets	3,967	3,210
Total assets of consolidated variable interest entities	$542,313	$514,813
Liabilities of consolidated VIEs, included in total liabilities above:
Warehouse Lines	$474,662	$446,762
Total liabilities of consolidated variable interest entities	$474,662	$446,762

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Marketplace, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except for share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Operating Revenues:
Transaction Fees, Net	$31,729	$42,986	$65,014	$69,471
Servicing Fees, Net	4,017	3,153	9,070	7,361
(Loss) Gain on Sale of Borrower Loans	(1,976)	3,352	(3,366)	5,031
Other Revenues	1,629	2,014	2,923	3,525
Total Operating Revenues	35,399	51,505	73,641	85,388
Interest Income (Expense):
Interest Income on Borrower Loans and Loans Held for Sale	30,366	20,579	59,385	38,662
Interest Expense on Financial Instruments	(23,404)	(14,101)	(44,563)	(25,870)
Total Interest Income, Net	6,962	6,478	14,822	12,792
Change in Fair Value of Financial Instruments	(10,830)	(2,722)	(16,560)	(4,326)
Total Net Revenue	31,531	55,261	71,903	93,854
Expenses:
Origination and Servicing	12,332	13,873	24,617	25,039
Sales and Marketing	13,624	22,401	29,128	36,085
General and Administrative	23,853	20,687	47,282	39,980
Change in Fair Value of Convertible Preferred Stock Warrants	31,989	(44,075)	27,724	(77,486)
Interest Expense on Term Loan	2,869	—	5,821	—
Gain on Forgiveness of PPP Loan (Note 10)	—	—	—	(8,604)
Other Income, Net	(436)	(310)	(949)	(497)
Total Expenses	84,231	12,576	133,623	14,517
Net (Loss) Income Before Taxes	(52,700)	42,685	(61,720)	79,337
Income Tax Expense	(70)	(20)	(140)	(40)
Net (Loss) Income	$(52,770)	$42,665	$(61,860)	$79,297
Less: Net Income Allocated to Participating Securities	—	(28,663)	—	(53,352)
Net (Loss) Income Attributable to Common Stockholders	$(52,770)	$14,002	$(61,860)	$25,945
Net (Loss) Income Per Share – Basic	$(0.70)	$0.19	$(0.82)	$0.36
Net (Loss) Income Per Share – Diluted	$(0.70)	$0.04	$(0.82)	$0.07
Weighted Average Shares – Basic	75,777,502	72,971,346	75,483,899	72,643,221
Weighted Average Shares – Diluted	75,777,502	345,337,390	75,483,899	349,077,671

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Marketplace, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit (Unaudited)
(in thousands, except for share amounts)

	Convertible Preferred Stock		Convertible Preferred Stock Held by Consolidated VIE		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2023	209,613,570	322,748	(51,247,915)	(2,381)	79,465,150	267	(5,177,235)	(23,417)	158,814	(483,670)	(348,006)
Exercise of vested stock options	—	—	—	—	2,313,011	23	—	—	49	—	72
Stock-based compensation expense	—	—	—	—	—	—	—	—	866	—	866
Net loss	—	—	—	—	—	—	—	—	—	(61,860)	(61,860)
Balance as of June 30, 2023	209,613,570	$322,748	(51,247,915)	$(2,381)	81,778,161	$290	(5,177,235)	$(23,417)	$159,729	$(545,530)	$(408,928)

	Convertible Preferred Stock		Convertible Preferred Stock Held by Consolidated VIE		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2022	209,613,570	322,748	(51,247,915)	(2,381)	77,331,229	245	(5,177,235)	(23,417)	157,256	(554,252)	(420,168)
Exercise of vested stock options	—	—	—	—	1,445,547	15	—	—	20	—	35
Stock-based compensation expense	—	—	—	—	—	—	—	—	895	—	895
Net income	—	—	—	—	—	—	—	—	—	79,297	79,297
Balance as of June 30, 2022	209,613,570	$322,748	(51,247,915)	$(2,381)	78,776,776	$260	(5,177,235)	$(23,417)	$158,171	$(474,955)	$(339,941)

	Convertible Preferred Stock		Convertible Preferred Stock Held by Consolidated VIE		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2023	209,613,570	322,748	(51,247,915)	(2,381)	79,465,150	267	(5,177,235)	(23,417)	158,814	(483,670)	(348,006)
Exercise of vested stock options	—	—	—	—	1,147,009	11	—	—	16	—	27
Stock-based compensation expense	—	—	—	—	—	—	—	—	415	—	415
Net loss	—	—	—	—	—	—	—	—	—	(9,090)	(9,090)
Balance as of March 31, 2023	209,613,570	322,748	(51,247,915)	(2,381)	80,612,159	278	(5,177,235)	(23,417)	159,245	(492,760)	(356,654)
Exercise of vested stock options	—	—	—	—	1,166,002	12	—	—	33	—	45
Stock-based compensation expense	—	—	—	—	—	—	—	—	451	—	451
Net loss	—	—	—	—	—	—	—	—	—	(52,770)	(52,770)
Balance as of June 30, 2023	209,613,570	322,748	(51,247,915)	(2,381)	81,778,161	290	(5,177,235)	(23,417)	159,729	(545,530)	(408,928)

	Convertible Preferred Stock		Convertible Preferred Stock Held by Consolidated VIE		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2022	209,613,570	322,748	(51,247,915)	(2,381)	77,331,229	245	(5,177,235)	(23,417)	157,256	(554,252)	(420,168)
Exercise of vested stock options	—	—	—	—	339,867	4	—	—	4	—	8
Stock-based compensation expense	—	—	—	—	—	—	—	—	341	—	341
Net income	—	—	—	—	—	—	—	—	—	36,632	36,632
Balance as of March 31, 2022	209,613,570	322,748	(51,247,915)	(2,381)	77,671,096	249	(5,177,235)	(23,417)	157,601	(517,620)	(383,187)
Exercise of vested stock options	—	—	—	—	1,105,680	11	—	—	16	—	27
Stock-based compensation expense	—	—	—	—	—	—	—	—	554	—	554
Net income	—	—	—	—	—	—	—	—	—	42,665	42,665
Balance as of June 30, 2022	209,613,570	322,748	(51,247,915)	(2,381)	78,776,776	260	(5,177,235)	(23,417)	158,171	(474,955)	(339,941)

The accompanying notes are an integral part of these consolidated financial statements.

Prosper Marketplace, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from Operating Activities:
Net (Loss) Income	$(61,860)	$79,297
Adjustments to Reconcile Net Loss to Net Cash (Used in) Provided by Operating Activities:
Change in Fair Value of Financial Instruments	16,560	4,326
Depreciation and Amortization	5,636	5,335
Amortization of Operating Lease Right-of-use Asset	1,290	1,884
Gain on Termination of Operating Lease Right-of-use Asset	—	(88)
Gain on Sales of Borrower Loans	(4,867)	(5,678)
Change in Fair Value of Servicing Rights	6,645	5,362
Stock-Based Compensation Expense	772	799
Change in Fair Value of Convertible Preferred Stock Warrants	27,724	(77,486)
Gain on Forgiveness of PPP Loan	—	(8,604)
Accrual of payment-in-kind interest on Term Loan	819	—
Other, Net	276	(43)
Changes in Operating Assets and Liabilities:
Purchase of Loans Held for Sale at Fair Value	(1,098,861)	(1,292,648)
Proceeds from Sales and Principal Payments of Loans Held for Sale at Fair Value	1,057,828	1,214,053
Accounts Receivable	(1,622)	(1,504)
Prepaid and Other Assets	(1,496)	(1,165)
Credit Card Derivative	(1,019)	(702)
Accounts Payable and Accrued Liabilities	3,817	9,687
Payable to Investors	(10,178)	4,839
Other Liabilities	902	(635)
Net Cash Used in Operating Activities	(57,634)	(62,971)
Cash Flows from Investing Activities:
Purchase of Borrower Loans Held at Fair Value	(125,796)	(143,785)
Proceeds from Sales and Principal Payments of Borrower Loans Held at Fair Value	94,316	97,780
Purchases of Property and Equipment	(7,502)	(6,697)
Net Cash Used in Investing Activities	(38,982)	(52,702)
Cash Flows from Financing Activities:
Proceeds from Issuance of Notes Held at Fair Value	123,544	144,310
Payments of Notes Held at Fair Value	(93,866)	(97,730)
Proceeds from Warehouse Lines	48,478	64,900
Principal Payments on Warehouse Lines	(21,127)	—
Payments of debt issuance costs	(1,878)	—
Proceeds from exercise of stock options	71	35
Net Cash Provided by Financing Activities	55,222	111,515
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(41,394)	(4,158)
Cash, Cash Equivalents and Restricted Cash at Beginning of the Period	196,609	235,625
Cash, Cash Equivalents and Restricted Cash at End of the Period	$155,215	$231,467

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$48,303	$25,047

	Six Months Ended June 30,
	2023	2022
Cash paid for operating leases included in the measurement of lease liabilities	1,665	2,931
Non-Cash Investing Activity- Accrual for Property and Equipment, Net	1,279	1,080
Non-Cash Financing Activity - Forgiveness of PPP Loan	—	8,604

Reconciliation to Amounts on Consolidated Balance Sheets:
Cash and Cash Equivalents	$43,830	$55,118
Restricted Cash	111,385	176,349
Total Cash, Cash Equivalents and Restricted Cash	$155,215	$231,467

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
PMI did not have any items of other comprehensive income or loss for any of the periods presented in the condensed consolidated financial statements as of and for the six months ended June 30, 2023 and 2022.
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
2. Summary of Significant Accounting Policies
Prosper’s significant accounting policies are included in Note 2, Summary of Significant Accounting Policies, in Prosper’s Annual Report on Form 10-K for the year ended December 31, 2022. There have been no changes to these accounting policies during the first six months of 2023.
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
Credit Card Derivative
The Company evaluated the terms of the Credit Card program agreement with Coastal Community Bank (“Coastal”) and determined that it contained features that met the definition of derivatives under Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging. These features are freestanding financial instruments (as defined under ASC 480, Distinguishing Liabilities from Equity), and have been valued separately as derivatives. A right of offset exists between the derivatives, and they are presented net on the accompanying consolidated balance sheets. Changes in the fair value of the Credit Card Derivative, as well as settled transactions from the Credit Card portfolio, are recorded in Change in Fair Value of Financial Instruments on the accompanying Condensed Consolidated Statements of Operations.
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
Interest Expense on Term Loan is presented as a component of Expenses on the accompanying condensed consolidated statements of operations, except for any portion associated with Term Loan proceeds used to purchase Loans Held for Sale through the Company’s Warehouse Lines, which is presented in Interest Expense on Financial Instruments as a component of Net Interest Income on the accompanying condensed consolidated statement of operations.
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
Recent Accounting Pronouncements
Accounting Standards Issued, to be Adopted by the Company in Future Periods
In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848),” which provides optional expedients and exceptions for applying GAAP on contract modifications and hedge accounting, in order to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative referenced rates, such as the Secured Overnight Financing Rate. The optional guidance, which became effective on March 12, 2020, could be applied through December 31, 2022. In December 2022, the FASB issued No 2022-06 extending the sunset date of the relief provided under ASU No. 2020-04 to December 31, 2024. The Company amended its agreements and transitioned to SOFR for contracts that previously referenced LIBOR. The Company continues to evaluate potential future impacts that may result from the discontinuation of LIBOR or other reference rates as well as the accounting provided in this update on our financial condition, results of operations, and cash flows.

3. Property and Equipment, Net
Property and Equipment consists of the following at the dates presented (in thousands):

	June 30, 2023	December 31, 2022
Internal-use software and website development costs	$53,804	$49,818
Operating lease right-of-use assets	24,449	27,051
Computer equipment	14,281	13,444
Leasehold improvements	6,805	7,157
Office equipment and furniture	2,928	2,810
Assets not yet placed in service	7,293	5,877
Property and equipment	109,560	106,157
Less: Accumulated depreciation and amortization	(69,908)	(67,343)
Total Property and Equipment, Net	$39,652	$38,814
Depreciation and amortization expense for Property and Equipment, Net for the three months ended June 30, 2023 and June 30, 2022 was $2.8 million and $2.6 million, respectively. Depreciation and amortization expense for Property and Equipment, Net for the six months ended June 30, 2023 and June 30, 2022 was $5.6 million and $5.3 million, respectively.

These charges are included in Origination and Servicing and General and Administrative expenses on the condensed consolidated statements of operations. PMI capitalized internal-use software and website development costs in the amount of $3.4 million and $2.6 million for the three months ended June 30, 2023 and June 30, 2022, respectively. PMI capitalized internal-use software and website development costs in the amount of $6.7 million and $5.3 million for the six months ended June 30, 2023 and June 30, 2022, respectively. Additionally, disclosures around the operating lease right-of-use assets are included in Note 15.
4. Borrower Loans, Loans Held for Sale and Notes, at Fair Value
The aggregate principal balances outstanding and fair values of Borrower Loans, Loans Held for Sale, and Notes as of June 30, 2023 and December 31, 2022, are presented in the following table (in thousands):

	Borrower Loans		Loans Held for Sale		Notes
	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Aggregate principal balance and interest outstanding	$349,738	$333,294	$540,211	$512,076	$351,442	$336,555
Fair value adjustments	(15,479)	(12,652)	(22,430)	(12,311)	(20,695)	(17,851)
Fair value	$334,259	$320,642	$517,781	$499,765	$330,747	$318,704
Borrower Loans
As of June 30, 2023, outstanding Borrower Loans had original terms to maturity of 24, 36, 48 or 60 months, had monthly payments with fixed interest rates ranging from 5.46% to 33.00%, and had various original maturity dates through June 2028. As of December 31, 2022, outstanding Borrower Loans had original terms to maturity of 24, 36, 48 or 60 months, had monthly payments with fixed interest rates ranging from 5.31% to 33.00%, and had various original maturity dates through December 2027.
As of June 30, 2023, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $3.2 million and a fair value of $0.4 million. As of December 31, 2022, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $2.7 million and a fair value of $0.3 million. Prosper places loans on non-accrual status when they are over 120 days past due. As of June 30, 2023 and December 31, 2022, Borrower Loans in non-accrual status had a fair value of $0.3 million and $0.3 million, respectively.
Loans Held for Sale
As of June 30, 2023, outstanding Loans Held for Sale had original terms to maturity of 24, 36, 48 or 60 months, had monthly payments with fixed interest rates ranging from 5.31% to 33.00% and had various original maturity dates through June 2028. As of December 31, 2022, outstanding Loans Held for Sale had original terms to maturity of either 24, 36, 48 or 60 months, had monthly payments with fixed interest rates ranging from 5.31% to 33.00% and had various original maturity dates through December 2027. Interest income earned on Loans Held for Sale by the Company was $17.1 million and $8.9 million for the three months ended June 30, 2023 and June 30, 2022, respectively, and 33.6 million and $17.0 million for the six months ended June 30, 2023 and June 30, 2022, respectively.
As of June 30, 2023, Loans Held for Sale that were 90 days or more delinquent had an aggregate principal amount of $3.6 million and a fair value of $0.5 million. As of December 31, 2022, Loans Held for Sale that were 90 days or more delinquent had an aggregate principal amount of $2.1 million and a fair value of $0.2 million. Prosper places loans on non-accrual status when they are over 120 days past due. As of June 30, 2023 and December 31, 2022, Loans Held for Sale in non-accrual status had a fair value of $0.2 million and $0.2 million, respectively.
5. Credit Card
For the three months ended June 30, 2023 and 2022, the Company recognized $2.7 million and $3.0 million, respectively, of unrealized gains from fair value changes on the Credit Card Derivative. For the six months ended June 30, 2023 and 2022, the Company recognized $8.8 million and $3.9 million, respectively, of unrealized gains from fair value changes on the Credit Card Derivative. Changes from settled transactions underlying the Credit Card Derivative, including income from debt sales on charged off balances, were gains of $0.5 million and $0.4 million for the three months ended June 30, 2023 and 2022, respectively, and a loss of $1.0 million and a gain of $0.6 million, for the six months ended June 30, 2023 and 2022, respectively. These unrealized and settled gains and losses are included in Changes in Fair Value of Financial Instruments on the accompanying condensed consolidated statements of operations.

The Company records revenue from various fees generated from the Credit Card program, including interchange fees, annual fees and late fees, net of a portion of the interchange fees that must be remitted to Coastal. These fees are included in Transaction Fees, Net on the accompanying condensed consolidated statements of operations. For the three months ended June 30, 2023 and 2022, these fees totaled $4.2 million and $1.1 million, respectively, and for the six months ended June 30, 2023 and 2022, these fees totaled $7.6 million and $1.5 million, respectively.
Under the program agreement, Prosper is responsible for servicing the entire underlying Credit Card portfolio. Coastal pays the Company a 1% per annum servicing fee on the daily outstanding balance of receivables designated as Coastal Allocations. To the extent these servicing fees do not exceed the market servicing rate a market participant would require to service the entire Credit Card portfolio, the Company records a servicing obligation liability and measures it at fair value through the servicing period. The net balance of this servicing obligation liability is included in Other Liabilities on the accompanying condensed consolidated balance sheets (Note 9). Changes in the fair value of the servicing obligation liability are recorded in Servicing Fees, Net on the accompanying condensed consolidated statements of operations, and totaled $1.1 million and $1.1 million for the three months ended June 30, 2023 and 2022, respectively, and $2.0 million and $1.2 million for the six months ended June 30, 2023 and 2022, respectively.

6. Servicing Assets
Prosper accounts for Servicing Assets at their estimated fair values with changes in fair values recorded in Servicing Fees, Net on the accompanying condensed consolidated statement of operations. The initial asset or liability is recognized when Prosper sells Borrower Loans to unrelated third-party buyers through the Whole Loan Channel and the servicing rights are retained. The Servicing Assets are measured at fair value throughout the servicing period. The Company recognized a loss on the sale of such Borrower Loans in the amount of $2.0 million and a gain in the amount of $3.4 million for the three months ended June 30, 2023 and 2022, respectively, recorded in (Loss) Gain on Sale of Borrower Loans on the condensed consolidated statements of operations. The Company recognized a loss on the sale of such Borrower Loans in the amount of $3.4 million and a gain in the amount of $5.0 million for the six months ended June 30, 2023 and 2022, respectively, recorded in (Loss) Gain on Sale of Borrower Loans on the condensed consolidated statements of operations.
As of June 30, 2023, Borrower Loans that were sold but for which Prosper retained servicing rights had a total outstanding principal balance of $3.2 billion, original terms to maturity of 24, 36, 48 or 60 months, monthly payments with fixed interest rates ranging from 5.31% to 33.00%, and various original maturity dates through June 2028. As of December 31, 2022, Borrower Loans that were sold but for which Prosper retained servicing rights had a total outstanding principal balance of $3.2 billion, original terms to maturity of either 24, 36, 48 or 60 months, monthly payments with fixed interest rates ranging from 5.31% to 33.00%, and various original maturity dates through December 2027.
Contractually-specified servicing fees and ancillary fees totaling $7.7 million and $6.5 million for the three months ended June 30, 2023 and 2022, respectively, and $15.9 million and $13.2 million for the six months ended June 30, 2023 and 2022, respectively, are included in the condensed consolidated statements of operations in Servicing Fees, Net.
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
The Convertible Preferred Stock Warrant Liability is valued using a Black-Scholes option pricing model. Refer to Note 12 for further details.

The following tables present the fair value hierarchy for assets and liabilities measured at fair value (in thousands):

June 30, 2023	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Loans Held for Sale at Fair Value	$—	$—	$517,781	$517,781
Borrower Loans, at Fair Value	—	—	334,259	334,259
SOFR rate swaption (Note 10)	—	707	—	707
Servicing Assets	—	—	12,833	12,833
Credit Card Derivative (Note 5)	—	—	19,542	19,542
Total Assets	$—	$707	$884,415	$885,122
Liabilities:
Notes, at Fair Value	$—	$—	$330,747	$330,747
Convertible Preferred Stock Warrant Liability	—	—	194,070	194,070
Loan Trailing Fee Liability (Note 9)	—	—	3,294	3,294
Credit Card servicing obligation liability (Note 5)	—	—	5,769	5,769
Total Liabilities	$—	$—	$533,880	$533,880

December 31, 2022	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Loans Held for Sale at Fair Value	$—	$—	$499,765	$499,765
Borrower Loans, at Fair Value	—	—	320,642	320,642
LIBOR rate swaption (Note 10)	—	1,289	—	1,289
Servicing Assets	—	—	12,562	12,562
Credit Card Derivative (Note 5)	$—	$—	10,782	10,782
Total Assets	$—	$1,289	$843,751	$845,040
Liabilities:
Notes, at Fair Value	$—	$—	$318,704	$318,704
Convertible Preferred Stock Warrant Liability	—	—	166,346	166,346
Loan Trailing Fee Liability (Note 9)	—	—	3,290	3,290
Credit Card servicing obligation liability (Note 5)	$—	$—	3,720	3,720
Total Liabilities	$—	$—	$492,060	$492,060

As PMI’s Borrower Loans, Loans Held for Sale, Notes, Convertible Preferred Stock Warrant Liability, Servicing Assets and Liability, Credit Card Derivative and loan trailing fee liability do not trade in an active market with readily observable prices, the Company uses significant unobservable inputs to measure the fair value of these assets and liabilities. Financial instruments are categorized in the Level 3 valuation hierarchy based on the significance of unobservable factors in the overall fair value measurement. These fair value estimates may also include observable, actively quoted components derived from external sources. As a result, gains and losses for assets and liabilities within the Level 3 category may include changes in fair value that were attributable to both observable and unobservable inputs. Prosper did not transfer any assets or liabilities in or out of Level 3 for the six months ended June 30, 2023 and June 30, 2022.

Significant Unobservable Inputs
The following tables present quantitative information about the ranges of significant unobservable inputs used for the Company’s Level 3 fair value measurements at June 30, 2023 and December 31, 2022:

Range
Borrower Loans, Loans Held for Sale and Notes:	June 30, 2023	December 31, 2022
Discount rate	6.2% - 14.0%	5.4% - 13.2%
Default rate	1.6% - 18.7%	1.8% - 18.7%

Range
Servicing Assets:	June 30, 2023	December 31, 2022
Discount rate	15.0% - 25.0%	15.0% - 25.0%
Default rate	1.8% - 18.9%	2.0% - 19.3%
Prepayment rate	12.2% - 29.6%	14.2% - 28.0%
Market servicing rate (1) (2)	0.648% - 0.842%	0.648% - 0.842%
(1) Servicing assets associated with loans enrolled in a relief program offered by the Company as of June 30, 2023 and December 31, 2022 were measured using a market servicing rate assumption of 84.2 basis points. This rate was estimated using a multiplier consistent with observable market rates for other loan types, applied to the base market servicing rate assumption of 64.8 basis points.
(2) Excludes collection fees that would be passed on to a hypothetical third-party servicer. As of June 30, 2023 and December 31, 2022, the market rate for collection fees and non-sufficient fund fees was assumed to be 6 basis points and 6 basis points, respectively, for a total market servicing rate range of 70.8 - 90.2 basis points and 70.8 - 90.2 basis points, respectively.

Range
Loan Trailing Fee Liability:	June 30, 2023	December 31, 2022
Discount rate	15.0% - 25.0%	15.0% - 25.0%
Default rate	1.8% - 18.9%	2.0% - 19.3%
Prepayment rate	12.2% - 29.6%	14.2% - 28.0%

Ranges of inputs are not applied to the Credit Card Derivative and Credit Card servicing obligation liability, as they are valued at the portfolio level. Refer below for a summary of the significant unobservable inputs associated with those Level 3 fair value measurements.
At June 30, 2023 and December 31, 2022, the discounted cash flow methodology used to estimate the Notes fair values used the same projected cash flows as the related Borrower Loans.
Changes in Level 3 Fair Value Assets and Liabilities on a Recurring Basis
The following tables present additional information about Level 3 Borrower Loans, Loans Held for Sale and Notes measured at fair value on a recurring basis (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets		Liabilities
	Borrower Loans	Loans Held For Sale	Notes	Total
Balance at January 1, 2023	$320,642	$499,765	$(318,704)	$501,703
Purchase of Borrower Loans/Issuance of Notes	125,796	1,098,861	(123,543)	1,101,114
Principal repayments	(92,362)	(129,255)	93,867	(127,750)
Borrower Loans sold to third parties	(1,954)	(928,574)	—	(930,528)
Other changes	196	575	(262)	509
Change in fair value	(18,059)	(23,591)	17,895	(23,755)
Balance at June 30, 2023	$334,259	$517,781	$(330,747)	$521,293

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets		Liabilities
	Borrower Loans	Loans Held for Sale	Notes	Total
Balance at January 1, 2022	$267,626	$243,170	$(265,985)	$244,811
Purchase of Borrower Loans/Issuance of Notes	143,785	1,292,648	(144,310)	1,292,123
Principal repayments	(96,956)	(83,180)	97,729	(82,407)
Borrower Loans sold to third parties	(824)	(1,130,873)	—	(1,131,697)
Other changes	153	359	(112)	400
Change in fair value	(11,891)	(9,431)	12,157	(9,165)
Balance at June 30, 2022	$301,893	$312,693	$(300,521)	$314,065

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets		Liabilities
	Borrower Loans	Loans Held For Sale	Notes	Total
Balance at April 1, 2023	$330,407	$553,095	$(327,686)	$555,816
Purchase of Borrower Loans/Issuance of Notes	61,887	529,059	(60,901)	530,045
Principal repayments	(46,875)	(65,754)	47,583	(65,046)
Borrower Loans sold to third parties	(1,001)	(484,305)	—	(485,306)
Other changes	91	(188)	(209)	(306)
Change in fair value	(10,250)	(14,126)	10,466	(13,910)
Balance at June 30, 2023	$334,259	$517,781	$(330,747)	$521,293

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets		Liabilities
	Borrower Loans	Loans Held For Sale	Notes	Total
Balance at April 1, 2022	$281,624	$284,123	$(280,674)	$285,073
Purchase of Borrower Loans/Issuance of Notes	76,891	803,326	(76,581)	803,636
Principal repayments	(48,746)	(43,734)	48,977	(43,503)
Borrower Loans sold to third parties	(489)	(724,595)	—	(725,084)
Other changes	90	79	(159)	10
Change in fair value	(7,477)	(6,506)	7,916	(6,067)
Balance at June 30, 2022	$301,893	$312,693	$(300,521)	$314,065
The following tables present additional information about Level 3 Servicing Assets measured at fair value on a recurring basis for the three and six month periods ending June 30, 2023 and 2022 (in thousands):

Servicing Assets
Balance at January 1, 2023	$12,562
Additions	4,867
Less: Changes in fair value	(4,596)
Balance at June 30, 2023	$12,833

Servicing Assets
Balance at January 1, 2022	$8,761
Additions	5,677
Less: Changes in fair value	(4,115)
Balance at June 30, 2022	$10,323

Servicing Assets
Balance at April 1, 2023	$12,716
Additions	2,554
Less: Changes in fair value	(2,437)
Balance at June 30, 2023	$12,833

Servicing Assets
Balance at April 1, 2022	$8,680
Additions	3,696
Less: Changes in fair value	(2,053)
Balance at June 30, 2022	$10,323
The following tables present additional information about the Level 3 Credit Card derivative measured at fair value on a recurring basis for the three and six month periods ending June 30, 2023 and 2022 (in thousands):

Credit Card Derivative
Balance at January 1, 2023	$10,782
Changes in fair value	8,760
Losses from settled transactions	(1,019)
Add: Net payments made	1,019
Balance at June 30, 2023	$19,542

Credit Card Derivative
Balance at January 1, 2022	$7
Changes in fair value	3,863
Gains from settled transactions	577
Add: Net payments made	414
Balance at June 30, 2022	$4,861

Credit Card Derivative
Balance at April 1, 2023	$16,883
Changes in fair value	2,659
Gains from settled transactions	454
Less: Net payments received	(454)
Balance at June 30, 2023	$19,542

Credit Card Derivative
Balance at April 1, 2022	$885
Changes in fair value	2,985
Gains from settled transactions	351
Add: Net payments made	640
Balance at June 30, 2022	$4,861
The following tables present additional information about the Level 3 Credit Card servicing obligation liability measured at fair value on a recurring basis for the three and six month periods ending June 30, 2023 and 2022 (in thousands):

Credit Card Servicing Obligation Liability
Fair Value at January 1, 2023	$3,720
Change in fair value	2,049
Fair Value at June 30, 2023	$5,769

Credit Card Servicing Obligation Liability
Fair Value at January 1, 2022	$—
Change in fair value	1,246
Fair Value at June 30, 2022	$1,246

Credit Card Servicing Obligation Liability
Fair Value at April 1, 2023	$4,626
Change in fair value	1,143
Fair Value at June 30, 2023	$5,769

Credit Card Servicing Obligation Liability
Fair Value at April 1, 2022	$188
Change in fair value	1,058
Fair Value at June 30, 2022	$1,246
The following tables present additional information about the Level 3 Convertible Preferred Stock Warrant Liability measured at fair value on a recurring basis for the three and six month periods ending June 30, 2023 and 2022 (in thousands):

Convertible Preferred Stock Warrant Liability
Balance as of January 1, 2023	$166,346
Change in fair value	27,724
Balance as of June 30, 2023	$194,070

Convertible Preferred Stock Warrant Liability
Balance as of January 1, 2022	$250,941
Change in fair value	(77,486)
Balance as of June 30, 2022	$173,455

Convertible Preferred Stock Warrant Liability
Balance as of April 1, 2023	$162,081
Change in fair value	31,989
Balance as of June 30, 2023	$194,070

Convertible Preferred Stock Warrant Liability
Balance as of April 1, 2022	$217,530
Change in fair value	(44,075)
Balance as of June 30, 2022	$173,455
Loan Trailing Fee
The fair value of the Loan Trailing Fee represents the present value of the expected monthly Loan Trailing Fee payments, which takes into consideration certain assumptions related to expected prepayment rates and default rates using a discounted cash flow model. The assumptions used are the same as those used for the valuation of Servicing Assets, as described below.
The following tables present additional information about the Level 3 Loan Trailing Fee Liability measured at fair value on a recurring basis for the three and six month periods ending June 30, 2023 and 2022 (in thousands):

Loan Trailing Fee Liability
Balance at January 1, 2023	$3,290
Issuances	1,132
Cash Payment of Loan Trailing Fee	(1,406)
Change in Fair Value	278
Balance at June 30, 2023	$3,294

Loan Trailing Fee Liability
Balance at January 1, 2022	$2,161
Issuances	1,322
Cash Payment of Loan Trailing Fee	(1,010)
Change in Fair Value	101
Balance at June 30, 2022	$2,574

Loan Trailing Fee Liability
Balance at April 1, 2023	$3,308
Issuances	543
Cash Payment of Loan Trailing Fee	(698)
Change in Fair Value	141
Balance at June 30, 2023	$3,294

Loan Trailing Fee Liability
Balance at April 1, 2022	$2,194
Issuances	820
Cash Payment of Loan Trailing Fee	(500)
Change in Fair Value	60
Balance at June 30, 2022	$2,574

Significant Recurring Level 3 Fair Value Input Sensitivity
Key economic assumptions and the sensitivity of the fair value to immediate changes in those assumptions at June 30, 2023 and December 31, 2022 for Borrower Loans and Loans Held for Sale are presented in the following table (in thousands, except percentages).

Borrower Loans and Loans Held for Sale	June 30, 2023	December 31, 2022
Fair value, using the following assumptions:	$852,040	$820,407
Weighted-average discount rate	8.29%	6.72%
Weighted-average default rate	9.83%	9.31%

Fair value resulting from:
100 basis point increase in discount rate	$843,644	$812,061
200 basis point increase in discount rate	$835,457	$803,927
Fair value resulting from:
100 basis point decrease in discount rate	$860,653	$828,975
200 basis point decrease in discount rate	$869,490	$837,773

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$842,390	$810,657
Applying a 1.2 multiplier to default rate	$832,812	$800,989
Fair value resulting from:
Applying a 0.9 multiplier to default rate	$861,763	$830,238
Applying a 0.8 multiplier to default rate	$871,566	$840,156

Key economic assumptions and the sensitivity of the fair value to immediate changes in those assumptions at June 30, 2023 and December 31, 2022 for Notes are presented in the following table (in thousands, except percentages).

Notes	June 30, 2023	December 31, 2022
Fair value, using the following assumptions:	$330,747	$318,704
Weighted-average discount rate	8.31%	6.87%
Weighted-average default rate	11.69%	11.36%

Fair value resulting from:
100 basis point increase in discount rate	$327,482	$315,456
200 basis point increase in discount rate	$324,299	$312,291
Fair value resulting from:
100 basis point decrease in discount rate	$334,095	$322,037
200 basis point decrease in discount rate	$337,532	$325,461

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$326,971	$314,892
Applying a 1.2 multiplier to default rate	$323,223	$311,112
Fair value resulting from:
Applying a 0.9 multiplier to default rate	$334,551	$322,547
Applying a 0.8 multiplier to default rate	$338,387	$326,425

Key economic assumptions and the sensitivity of the fair value to immediate changes in those assumptions at June 30, 2023 and December 31, 2022 for Servicing Assets is presented in the following table (in thousands, except percentages).

Servicing Assets	June 30, 2023	December 31, 2022
Fair value, using the following assumptions	$12,833	$12,562
Weighted-average market servicing rate	0.65%	0.65%
Weighted-average prepayment rate	18.60%	18.47%
Weighted-average default rate	12.89%	13.38%

Fair value resulting from:
Market servicing rate increase of 0.025%	$11,986	$11,708
Market servicing rate decrease of 0.025%	$13,679	$13,415

Fair value resulting from:
Applying a 1.1 multiplier to prepayment rate	$12,552	$12,286
Applying a 0.9 multiplier to prepayment rate	$13,118	$12,842

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$12,598	$12,305
Applying a 0.9 multiplier to default rate	$13,069	$12,820

Key economic assumptions and the sensitivity of the fair value to immediate changes in those assumptions at June 30, 2023 and December 31, 2022 for the Credit Card Derivative is presented in the following table (in thousands, except percentages).

Credit Card Derivative	June 30, 2023	December 31, 2022
Fair value, based on the following notional amount and rate assumptions:	$19,542	$10,782
Prosper Allocations outstanding	159,956	102,392
Discount rate on Prosper Allocations	24.46%	26.23%
Discount rate on Coastal Program Fee	8.60%	9.26%
Prepayment rate applied to Credit Card portfolio	9.19%	10.08%
Default rate applied to Credit Card portfolio	15.17%	13.34%

Fair value resulting from:
100 basis point increase in both discount rates	$19,339	$10,699
200 basis point increase in both discount rates	$19,141	$10,618
Fair value resulting from:
100 basis point decrease in both discount rates	$19,749	$10,866
200 basis point decrease in both discount rates	$19,961	$10,951

Fair value resulting from:
Applying a 1.1 multiplier to prepayment rate	$19,259	$10,625
Applying a 0.9 multiplier to prepayment rate	$19,829	$10,942

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$15,048	$8,001
Applying a 0.9 multiplier to default rate	$24,175	$13,641

Key economic assumptions and the sensitivity of the fair value to immediate changes in those assumptions at June 30, 2023 and December 31, 2022 for Credit Card servicing obligation liability is presented in the following table (in thousands, except percentages).

Credit Card servicing obligation liability:	June 30, 2023	December 31, 2022
Fair value, using the following assumptions:	5,769	3,720
Discount rate on Credit Card portfolio servicing obligation	8.60%	9.26%
Prepayment rate applied to Credit Card portfolio	9.19%	10.08%
Default rate applied to Credit Card portfolio	15.17%	13.34%
Market servicing rate	2.00%	2.00%

Fair value resulting from:
Market servicing rate increase of 0.10%	$6,078	$3,919
Market servicing rate decrease of 0.10%	$5,461	$3,521

Fair value resulting from:
Applying a 1.1 multiplier to prepayment rate	$5,689	$3,662
Applying a 0.9 multiplier to prepayment rate	$5,851	$3,779

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$5,619	$3,636
Applying a 0.9 multiplier to default rate	$5,924	$3,806
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
Assets and Liabilities Not Recorded at Fair Value
The following table presents the fair value hierarchy for assets, and liabilities not recorded at fair value (in thousands):

June 30, 2023	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Cash and Cash Equivalents	$43,830	$43,830	$—	$—	$43,830
Restricted Cash - Cash and Cash Equivalents	108,358	108,358	—	—	108,358
Restricted Cash - Certificates of Deposit	3,027	—	3,027	—	3,027
Accounts Receivable	5,084	—	5,084	—	5,084
Total Assets	$160,299	$152,188	$8,111	$—	$160,299
Liabilities:
Accounts Payable and Accrued Liabilities	$41,283	$—	$41,283	$—	$41,283
Payable to Investors	75,134	—	75,134	—	75,134
Warehouse Lines	474,662	—	475,008	—	475,008
Term Loan (Note 10)	74,293	—	76,978	—	76,978
Total Liabilities	$665,372	$—	$668,403	$—	$668,403

December 31, 2022	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Cash and Cash Equivalents	$83,446	$83,446	$—	$—	$83,446
Restricted Cash - Cash and Cash Equivalents	108,284	108,284	—	—	108,284
Restricted Cash - Certificates of Deposit	4,879	—	4,879	—	4,879
Accounts Receivable	3,462	—	3,462	—	3,462
Total Assets	$200,071	$191,730	$8,341	$—	$200,071
Liabilities:
Accounts Payable and Accrued Liabilities	$37,254	$—	$37,254	$—	$37,254
Payable to Investors	85,312	—	85,312	—	85,312
Warehouse Lines	446,762	—	444,329	—	444,329
Term Loan (Note 10)	73,407	—	76,191	—	76,191
Total Liabilities	$642,735	$—	$643,086	$—	$643,086

The estimated fair values of Cash and Cash Equivalents, Restricted Cash, Accounts Receivable, Accounts Payable and Accrued Liabilities and Payable to Investors approximate their carrying values because of their short-term nature.

8. Goodwill and Other Intangible Assets, Net
Goodwill
Prosper’s goodwill balance of $36.4 million at December 31, 2022 did not change during the six months ended June 30, 2023. The Company recorded no goodwill impairment for the six months ended June 30, 2023 and 2022.
Other Intangible Assets
The following table presents the detail of other intangible assets subject to amortization as of the following date (dollars in thousands):

	June 30, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Remaining Useful Life (In Years)
Developed technology	$3,060	$(3,060)	$—	—
User base and customer relationships	5,050	(4,911)	139	1.8
Brand name	60	(60)	—	—
Total Intangible Assets subject to amortization	$8,170	$(8,031)	$139

Prosper’s intangible asset balance was $0.1 million and $0.2 million at June 30, 2023 and December 31, 2022, respectively. The user base and customer relationships intangible assets are being amortized on an accelerated basis over a three-to-ten year period.
Amortization expense for the three months ended June 30, 2023 and 2022 was not material.
Estimated amortization of purchased intangible assets for future periods is as follows (in thousands):

Year Ending December 31,
2023 (remainder thereof)	$54
2024	85
Total	$139

9. Other Liabilities
Other Liabilities consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Operating lease liabilities (Note 15)	$15,627	$16,351
Deferred revenue	5,501	3,880
Credit Card servicing obligation liability (Note 5)	5,769	3,720
Loan trailing fee liability	3,294	3,290
Deferred income tax liability	658	658
Other	432	359
Total Other Liabilities	$31,281	$28,258

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
In addition, the Credit Agreement contains certain financial covenants with which the Company must remain in compliance as of the last business day of each month during the life of the Term Loan:
•a minimum tangible net worth
•a minimum net liquidity
•a maximum leverage ratio
•a minimum asset coverage ratio
The Company is in compliance with all covenants as of June 30, 2023, as well as applicable monthly periods for the quarter then ended.
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
Both Warehouse Agreements contain the same certain covenants including restrictions on each Warehouse VIE's ability to incur indebtedness, pledge assets, merge or consolidate and enter into certain affiliate transactions. Each Warehouse Agreement also requires Prosper to maintain a minimum tangible net worth of $25 million, minimum net liquidity of $15 million and a maximum leverage ratio of 5:1. Tangible net worth is defined as the sum of (i) (A) Convertible Preferred Stock, (B) total Stockholders’ Deficit and (C) Convertible Preferred Stock Warrant Liability, less the sum of (ii) (A) goodwill and (B) intangible assets. Net liquidity is defined as the sum of cash, cash equivalents and Available for Sale Investments. The leverage ratio is defined as the ratio of total consolidated indebtedness other than non-recourse securitization indebtedness, non-recourse or limited recourse warehouse indebtedness and borrower dependent notes, to tangible net worth. As of June 30, 2023, Prosper was in compliance with the covenants under each Warehouse Agreement.
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
On May 5, 2023, PMI further amended its PWIT Warehouse Line (“PWIT 2023 Extension”). The PWIT 2023 Extension increased the maximum borrowing amount from $200 million to $244 million, consisting of a $200 million Class A loan with the existing PWIT Warehouse Line national banking association and a $44 million Class B loan with an asset manager. Under the PWIT 2023 Extension, the total advance rate is 91.5%. Proceeds of loans purchased through the PWIT Warehouse Line may be borrowed, repaid and reborrowed until the earlier of June 20, 2024 or the occurrence of any accelerated amortization event or event of default. Repayment on any outstanding proceeds will be made over a 12-month period ending June 20, 2025, excluding the occurrence of any accelerated amortization event or event of default.
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
As of June 30, 2023, Prosper had $203.3 million in debt and accrued interest outstanding under the PWIT Warehouse Line. This debt is secured by an aggregate outstanding principal balance of $223.2 million included in Loans Held for Sale, at Fair Value on the condensed consolidated balance sheets. At June 30, 2023 the undrawn portion available under the PWIT Warehouse Line was $42.2 million. Prosper incurred $2.2 million of deferred debt issuance costs associated with the PWIT Warehouse Line, including $0.3 million from the amendment signed on May 19, 2021, which are included in “Prepaids and Other Assets” and amortized to interest expense over the term of the revolving arrangement.
Prosper maintains a swaption to limit the Company's exposure to increases in SOFR on up to $185.0 million of borrowings under the PWIT Warehouse Line. The swaption is recorded on the consolidated balance sheet at fair value in Prepaids and Other Assets. Any changes in the fair value are recorded in the Change in Fair Value of Financial Instruments on the condensed consolidated statement of operations. The fair value of the swaption was $0.7 million and $1.3 million as of June 30, 2023 and December 31, 2022, respectively. The change in fair value of the swaption was immaterial for the three months ended June 30, 2023 and 2022, respectively. The change in fair value of the swaption was a loss of $0.5 million and a gain of $0.4 million for the six months ended June 30, 2023 and 2022, respectively.
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

On February 10, 2023, PMI again extended its PWIIT Warehouse Line (“PWIIT 2023 Extension”). The PWIIT 2023 Extension increased the maximum borrowing amount from $300 million to $450 million, consisting of a $400 million Class A loan with the existing PWIIT Warehouse Line national banking association and a $50 million Class B loan with the existing asset manager. In May 2023, the Company further amended the PWIIT Warehouse Line, which included replacing the existing Class B lender with another third-party asset manager and lowering the spread on Class B borrowings. In July 2023, the PWIIT Warehouse Line was further amended, decreasing the maximum borrowing amount from $450 million to $300 million, consisting of a $265 million Class A loan and a $35 million Class B loan.
The total advance rate on the PWIIT Warehouse Line is the lesser of (a) 90% and (b) the sum of defined Class A and B advance rates determined primarily on the basis of a proprietary calculation developed by the lenders, which is expected to range from approximately 80% to 90%. This advance rate became applicable to all new and existing borrowings under the PWIIT Warehouse Line at the time the PWIIT 2023 Extension was signed. Under the PWIIT 2023 Extension, proceeds of loans made under the PWIIT Warehouse Line may be borrowed, repaid and reborrowed until the earlier of March 3, 2024 or the occurrence of any accelerated amortization event or event of default. Repayment of any outstanding proceeds will be made over a 24-month period ending March 4, 2026, excluding the occurrence of any accelerated amortization event or event of default.
Under the PWIIT Warehouse Line, the Class A loan bears interest at a per annum rate of the national banking association's asset-backed commercial paper rate, plus a spread of 2.85%. The spread increases by 0.375% during the first 12 months immediately following the termination of the revolving period with an additional increase of 0.375% thereafter. Additionally, the Class A loan bears a monthly unused commitment fee of 0.75% per annum on the undrawn portion available under the Class A loan. The Class B loan bears interest at a per annum rate of adjusted one-month SOFR, plus a spread of 8.75%. The spread increases by 0.375% during the first twelve months immediately following the termination of the revolving period with an additional increase of 0.375% thereafter. Additionally, the Class B loan bears a monthly unused commitment fee of 0.50% or 1.00% per annum on the undrawn portion available under the Class B loan, depending on the Class B loan utilization percentage.
As of June 30, 2023, Prosper had $271.4 million in debt and accrued interest outstanding under the PWIIT Warehouse Line. This debt is secured by an aggregate outstanding principal balance of $312.8 million included in Loans Held for Sale, at Fair Value on the Consolidated Balance Sheets. At June 30, 2023 the undrawn portion available under the PWIIT Warehouse Line was $179.8 million. PMI incurred $1.3 million of debt issuance costs for the PWIIT 2021 Extension and $0.9 million for the PWIIT 2023 Extension, which are included in Prepaids and Other Assets and will be amortized to Interest Expense on Notes and Warehouse Lines over the term of the revolving arrangement.
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
All participating securities are excluded from basic weighted-average common shares outstanding. Prior to any conversion to common shares, each series of Prosper’s Convertible Preferred Stock is entitled to participate on an if-converted basis in distributions of earnings, when and if declared by the board of directors, that are made to common stockholders and consequently, these shares were considered participating securities. During the six months ended June 30, 2023 and 2022, certain shares issued as a result of the early exercise of stock options which are subject to a repurchase right by PMI were entitled to receive non-forfeitable dividends during the vesting period and consequently, are considered participating securities.
Basic and diluted net income (loss) per share were calculated as follows for the periods presented (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net (Loss) Income	$(52,770)	$42,665	$(61,860)	$79,297
Less: Net Income Allocated to Participating Securities	—	(28,663)	—	(53,352)
Net (Loss) Income Attributable to Common Stockholders	$(52,770)	$14,002	$(61,860)	$25,945
Denominator:
Weighted average shares used in computing basic net income (loss) per share	75,777,502	72,971,346	75,483,899	72,643,221
Effect of dilutive securities:
Stock options	—	58,531,983	—	62,524,031
Warrants	—	569,216	—	645,574
Convertible preferred stock warrants	—	213,264,845	—	213,264,845
Weighted average shares used in computing diluted Net Income (Loss) per Share	75,777,502	345,337,390	75,483,899	349,077,671
Net (Loss) Income Per Share – Basic	$(0.70)	$0.19	$(0.82)	$0.36
Net (Loss) Income Per Share – Diluted	$(0.70)	$0.04	$(0.82)	$0.07

The following common stock equivalents were excluded from the computation of diluted net income (loss) per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(shares)	(shares)	(shares)	(shares)
Excluded securities:
Convertible preferred stock issued and outstanding, excluding shares held by consolidated VIE	158,365,655	158,365,655	158,365,655	158,365,655
Stock options issued and outstanding	80,918,455	12,880,655	80,519,177	14,355,673
Warrants issued and outstanding	1,080,349	511,133	1,080,349	434,775
Series E-1 convertible preferred stock warrants	35,544,141	—	35,544,141	—
Series F convertible preferred stock warrants	177,720,704	—	177,720,704	—
Total common stock equivalents excluded from diluted net (loss) income per common share computation	453,629,304	171,757,443	453,230,026	173,156,103

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
The number of authorized, issued and outstanding shares, their par value and liquidation preference for each series of convertible preferred stock as of June 30, 2023 are disclosed in the table below (amounts in thousands except share and par value amounts):

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
Convertible Preferred Stock Warrant Liability
Series E-1 Warrants
In connection with the Settlement and Release Agreement dated November 17, 2016 among PMI, its wholly owned subsidiary Prosper Funding LLC (“PFL”) and Colchis, on December 16, 2016, PMI issued the First Series E-1 Warrant. The Second Series E-1 Warrant for an additional 15,277,006 shares of Series E-1 convertible preferred stock was granted on the signing of the Consortium Purchase Agreement (as described in Note 12 of PMI’s 10-K for the year ended December 31, 2022) on February 27, 2017. The warrants expire ten years from the date of issuance. For the three months ended June 30, 2023 and 2022, Prosper recognized $5.3 million of expense and $6.8 million of income, respectively, from the re-measurement of the fair value of the warrants. For the six months ended June 30, 2023 and 2022, Prosper recognized $4.6 million of expense and $11.7 million of income, respectively, from the re-measurement of the fair value of the warrants. The income or expense resulted from the remeasurement of the fair value of the warrants is recorded in Change in Fair Value of Convertible Preferred Stock Warrants on the condensed consolidated statements of operations.
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
The Company determined the fair value of the outstanding Series E-1 preferred stock warrants utilizing the following assumptions as of the following dates:

	June 30, 2023	December 31, 2022
Volatility	70.0%	72.0%
Risk-free interest rate	4.60%	4.30%
Expected term (in years)	2.75	2.75
Dividend yield	—%	—%

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
Risk-Free Interest Rate: The risk-free interest rate is based on the U.S. Treasury yield in effect as of June 30, 2023, and for zero coupon U.S. Treasury notes with maturities approximately equal to the term of the warrant.
Expected Term: The expected term is the period of time for which the warrants are expected to be outstanding.
Dividend Yield: The expected dividend assumption is based on the Company’s current expectations about the Company’s anticipated dividend policy.

Series F Warrants
In connection with the Consortium Purchase Agreement on February 27, 2017, PMI issued warrants to purchase up to 177,720,706 shares of PMI's Series F convertible preferred stock at $0.01 per share. The warrants expire ten years from the date of issuance. For the three months ended 2023 and 2022, Prosper recognized $26.7 million of expense and $37.3 million of income, respectively, from the re-measurement of the fair value of the warrants. For the six months ended June 2023 and 2022, Prosper recognized $23.1 million of expense and $65.8 million of income, respectively, from the re-measurement of the fair value of the warrants. The income or expense resulting from changes in the fair value of the warrant is recorded through Change in Fair Value of Convertible Preferred Stock Warrants on the condensed consolidated statements of operations.
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
The Company determined the fair value of the outstanding Series F Warrants utilizing the following assumptions as of the following dates:

	June 30, 2023	December 31, 2022
Volatility	70.0%	72.0%
Risk-free interest rate	4.60%	4.30%
Expected term (in years)	2.75	2.75
Dividend yield	—%	—%

The above assumptions were determined using the same criteria described above for the Series E-1 Warrants.
The combined activity of the Convertible Preferred Stock Warrant Liability for the Six Months Ended June 30, 2023 and 2022 are presented in Note 7, Fair Value of Assets and Liabilities.
Common Stock
PMI, through its Amended and Restated Certificate of Incorporation, is the sole issuer of common stock and related options, RSUs and warrants. On February 16, 2016, PMI amended and restated its Certificate of Incorporation to, among other things, effect a 5-for-1 forward stock split. On September 20, 2017, PMI further amended its Amended and Restated Certificate of Incorporation to increase the number of shares of common stock authorized for issuance. The total number of shares of stock which PMI has the authority to issue is 1,069,760,848, consisting of 625,000,000 shares of common stock, $0.01 par value per share, and 444,760,848 shares of preferred stock, $0.01 par value per share. As described above, the Company repurchased 2,196,665 shares of Common Stock on December 23, 2019. As of June 30, 2023, 77,536,861 shares of common stock were issued and 76,600,926 shares of common stock were outstanding. As of December 31, 2022, 75,223,850 shares of common stock were issued and 74,287,915 shares of common stock were outstanding. Each holder of common stock is entitled to one vote for each share of common stock held.
Common Stock Issued upon Exercise of Stock Options
For the six months ended June 30, 2023, PMI issued 2,313,011 shares of common stock upon the exercise of vested options for cash proceeds of $71 thousand.
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

Stock Option Activity
Stock option activity under the 2005 Plan and 2015 Plan is summarized for the six months ended June 30, 2023 below:

	Options Issued and Outstanding	Weighted Average Exercise Price
Balance as of January 1, 2023	77,727,763	$0.13
Options issued	9,866,430	$0.33
Options exercised	(2,313,011)	$0.03
Options forfeited	(1,976,618)	$0.38
Balance as of June 30, 2023	83,304,564	$0.15
Options vested and expected to vest as of June 30, 2023	75,260,753	$0.15
Options vested and exercisable as of June 30, 2023	57,273,400	$0.07
Other Information Regarding Stock Options
The weighted-average remaining contractual term for options outstanding as of June 30, 2023 is 6.17 years.
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
The fair value of PMI’s stock option awards granted during the three and six months ended June 30, 2023 and 2022 was estimated at the date of grant using the Black-Scholes model with the following average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Volatility of common stock	66.59%	68.50%	66.62%	66.95%
Risk-free interest rate	3.34%	2.93%	3.44%	2.57%
Expected life (in years)	6.1 years	6.0 years	6.1 years	6.0 years
Dividend yield	—%	—%	—%	—%
Restricted Stock Unit Activity
In previous years, PMI granted RSUs to certain employees that are subject to three-year or four-year vesting terms and the occurrence of a liquidity event.

The following table summarizes the number of PMI’s RSU activity for six months ended June 30, 2023:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2013	2,602,383	$1.04
Forfeited	(250)	2.18
Unvested at June 30, 2023	$2,602,133	$1.04
Share Based Compensation
The following table presents the amount of stock-based compensation related to stock-based awards granted to employees recognized in Prosper’s condensed consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Origination and servicing	$23	$35	$45	$63
Sales and marketing	67	173	103	201
General and administrative	314	296	624	535
Total stock-based compensation	$404	$504	$772	$799

As of June 30, 2023, the unamortized stock-based compensation expense, adjusted for forfeiture estimates, related to unvested stock-based awards was approximately $3.1 million, which will be recognized over a remaining weighted-average vesting period of approximately 2.9 years.
14. Income Taxes
For the three months ended June 30, 2023 and 2022, PMI recognized $70 thousand and $20 thousand of income tax expense, respectively. For the six months ended June 30, 2023 and 2022, PMI recognized and $140 thousand and $40 thousand of income tax expense, respectively. The income tax expense relates to state income tax expense and the amortization of tax deductible goodwill which gives rise to an indefinite-lived deferred tax liability. No other income tax expense or benefit was recorded for the six month periods ended June 30, 2023 and 2022 due to a full valuation allowance recorded against the Company’s deferred tax assets.
Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize our existing deferred tax assets. On the basis of this evaluation, it is not more likely than not that our deferred tax assets will be realized and therefore a full valuation allowance has been recorded.
15. Leases
Prosper has operating leases for corporate offices and datacenters. These leases have remaining lease terms of less than one year to approximately five years. Some of the lease agreements include options to extend the lease term for up to an additional five years. Rental expense under operating lease arrangements was $1.1 million and $1.2 million for the three months ended June 30, 2023 and 2022, respectively, and $2.2 million and $2.3 million for the six months ended June 30, 2023 and 2022, respectively. Additionally, Prosper subleases certain leased office space to third parties when it determines there is excess leased capacity. Sublease income from operating lease arrangements was $0.1 million and $0.2 million for the three months ended June 30, 2023 and 2022, respectively, and $0.2 million and $0.4 million for the six months ended June 30, 2023 and 2022, respectively.

Operating Lease Right-of-Use (“ROU”) Assets
The following table summarizes the operating lease right-of-use assets as of June 30, 2023, which are included in “Property and Equipment, Net” on the condensed consolidated balance sheets.

	June 30, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
ROU Assets - Office buildings	$23,549	$10,742	$12,807
ROU Assets - Other	900	866	34
Total right-of-use assets subject to amortization	$24,449	$11,608	$12,841
In May 2022, the Company entered into an amendment to its San Francisco office lease, the most prominent impact of which was to extend the lease term for the Company’s primary space in that office for an additional period through May 2028. As a result of this lease modification, the Company recorded additional ROU operating lease assets and liabilities of $9.9 million.
Lease Liabilities
Future maturities of operating lease liabilities as of June 30, 2023 were as follows (in thousands). The present value of the future minimum lease payments represents our operating lease liabilities as of June 30, 2023 and are included in "Other Liabilities" on the condensed consolidated balance sheets.

June 30, 2023
Remainder of 2023	$2,131
2024	4,391
2025	4,517
2026	4,432
2027	3,311
Thereafter	1,411
Total future minimum lease payments	$20,193
Less imputed interest	(4,566)
Present value of future minimum lease payments	$15,627
Because the rate implicit in each lease is not readily determinable, we use our incremental borrowing rate to determine the present value of the lease payments. Other information related to leases was as follows (dollars in thousands):

June 30, 2023
Weighted average remaining lease term (in years)	4.49 years
Weighted average discount rate	11.24%

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
The Origination and Sale Agreements contain terms through February 1, 2025. Prosper is required, under the Origination and Sale Agreements, to maintain certain collateral requirements. In addition, pursuant to the Marketing Agreement, the marketing fee that Prosper receives in connection with the origination of each loan is partially reduced by an amount (the “Designated Amount”) calculated as a percentage of the principal amount of such loan based on the aggregate principal amount of loans originated for the applicable month. To the extent the aggregate Designated Amount for all loans originated during any month is less than $100,000 through February 1, 2025, Prosper is required to pay WebBank an amount equal to such deficiency. Accordingly, the minimum fee for the remaining six months of 2023 is $0.6 million. The minimum fee is $1.2 million for 2024, and $0.1 million in 2025.
Additionally, Under the Origination and Sale Agreements, Prosper is required to maintain minimum net liquidity of $15.0 million at all times during the term of the agreement. Net liquidity is defined as the sum of Cash, Cash Equivalents and Available for Sale Investments. Violation of this covenant can result in termination of the contract with WebBank. As of June 30, 2023, the Company was in compliance with the covenant.
Loan Purchase Commitments
Prosper entered into an agreement with WebBank to purchase $9.4 million of Borrower Loans that WebBank originated during the last two business days of the quarter ended June 30, 2023. Prosper will purchase these Borrower Loans within the first three business days of the quarter ending September 30, 2023.
Repurchase Obligation
Under the terms of the loan purchase agreements between Prosper and investors that participate in the Whole Loan Channel, Prosper may, in certain circumstances, become obligated to repurchase a Borrower Loan from an investor. Generally, these circumstances include the occurrence of verifiable identity theft, the failure to properly follow loan listing or bidding protocols or a violation of the applicable federal, state or local lending laws. Prosper recognizes a liability at fair value for the repurchase obligation when the Borrower Loans are sold. The fair value of the repurchase obligation is estimated based on historical experience. Repurchased Borrower Loans associated with violations of federal, state or local lending laws or verifiable identity theft are written off at the time of repurchase. The maximum potential amount of future payments associated with this obligation is the outstanding balances of the Borrower Loans issued to third parties through the Whole Loan Channel, which at June 30, 2023 is $3.2 billion. Prosper has accrued $0.4 million and $0.3 million as of June 30, 2023 and December 31, 2022, respectively, in regard to this obligation.
Under the terms of the indenture and investor registration agreement, Prosper may, in certain circumstances, become obligated to either repurchase a Note or indemnify the investor for any losses resulting from nonpayment of a Note purchased in the Retail Channel. The decision to repurchase or indemnify is in Prosper’s sole discretion. These circumstances include, but are not limited to, the occurrence of verifiable identity theft, a technical error in the automated bidding tools which results in the purchase of a Note that does not match the investor’s investment criteria, or situations in which a loan listing includes a Prosper Rating that is different from the Prosper Rating that should have appeared in the listing for the corresponding Borrower Loan because either PFL inaccurately input data into, or inaccurately applied, the formula for determining the Prosper Rating and, as a result, the interest of the investor is materially and adversely affected. During the six months ended June 30, 2023 the Company repurchased $0.3 million of Notes under these circumstances, and has agreed to indemnify additional Notes with an unpaid principal balance of $1.0 million as of June 30, 2023.
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
Prosper’s executive officers, directors who are not executive officers, and certain affiliates participate in its marketplace by placing bids and purchasing Notes. The aggregate amount of the Notes purchased and the income earned by parties deemed to be affiliates and related parties of Prosper for the three and six months ended June 30, 2023 and 2022, as well as the Notes outstanding as of June 30, 2023 and December 31, 2022 are summarized below (in thousands):

	Aggregate Amount of Notes Purchased the Three Months Ended June 30,		Interest Earned on Notes the Three Months Ended June 30,
Related Party	2023	2022	2023	2022
Executive officers and management	$9	$10	$2	$2
Directors (excluding executive officers and management)	—	—	—	—
Total	$9	$10	$2	$2

	Aggregate Amount of Notes Purchased the Six Months Ended June 30,		Interest Earned on Notes the Six Months Ended June 30,
Related Party	2023	2022	2023	2022
Executive officers and management	$17	$19	$4	$4
Directors (excluding executive officers and management)	—	—	—	1
Total	$17	$19	$4	$5

	Notes Balance as of
Related Party	June 30, 2023	December 31, 2022
Executive officers and management	$53	$52
Directors (excluding executive officers and management)	3	6
Total	$56	$58

18. Significant Concentrations
Prosper is dependent on third-party funding sources such as banks, asset managers, investment funds and Warehouse Lines to provide the funds to allow WebBank to originate Borrower Loans that the third party funding sources will later purchase. Of all Borrower Loans originated in the three months ended June 30, 2023, three individual third parties purchased 10.1%, 11.8% and 16.8% of all Borrower Loans originated. For the three months ended June 30, 2022, three individual third parties purchased 21.0%, 10.8% and 10.6% of all Borrower Loans originated, and the Company’s Warehouse VIEs purchased 8.7% of such loans. Of all Borrower Loans originated in the six months ended June 30, 2023, three individual third parties purchased 10.6%, 10.6% and 10.3% of all Borrower Loans originated, and the Company’s Warehouse VIEs purchased 14.0% of such loans. For the six months ended June 30, 2022, one individual party purchased 24.0% of such loans, and the Company’s Warehouse VIEs purchased 11.1% of such loans.
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
The Company’s Chief Executive Officer, who serves as the chief operating decision maker (“CODM”) evaluates the financial performance of the Company’s segments based upon segment revenues, as well as segment Adjusted Net Revenue and segment Adjusted EBITDA, both non-GAAP profitability measures. Items outside of Adjusted EBITDA are not reported by segment, since they are excluded from the measure of segment profitability reviewed by the CODM. The Company’s CODM does not use segment assets to allocate resources or to assess performance of the segments and, therefore, total segment assets have not been disclosed.
The tables below present segment information reconciled to consolidated Total Net Revenue and Net Income (Loss) Before Income Taxes, as well as interest income and expense included in segment Adjusted Net Revenue and Adjusted EBITDA, for the periods indicated (in thousands).

	Three Months Ended June 30, 2023
	Personal Loan	Home Equity	Credit Card	Total
Total Net Revenue	$25,737	$364	$5,430	$31,531
Impact of interest rates on fair value of loans held in consolidated trusts	6,037	—	—	6,037
Segment Adjusted Net Revenue	$31,774	$364	$5,430	$37,568

Segment Adjusted EBITDA	$(5,551)	$(889)	$(2,460)	$(8,900)
Depreciation expense:
Origination and Servicing				(2,340)
General and Administration - Other				(492)
Amortization of intangibles				(27)
Stock-based compensation				(404)
Change in Fair Value of Convertible Preferred Stock Warrants				(31,989)
Impact of interest rates on fair value of loans held in consolidated trusts				(6,037)
Interest income on cash and cash equivalents				358
Interest Expense on Term Loan				(2,869)
Net Loss Before Income Taxes				$(52,700)

Interest Income (Expense) Included in Segment Adjusted EBITDA
Interest Income on Borrower Loans and Loans Held for Sale	$30,366	$—	$—	$30,366
Interest Expense on Financial Instruments	(23,404)	—	—	(23,404)
Total Interest Income, Net	$6,962	$—	$—	$6,962

	Three Months Ended June 30, 2022
	Personal Loan	Home Equity	Credit Card	Total
Total Net Revenue	$50,962	$1,010	$3,289	$55,261
Impact of interest rates on fair value of loans held in consolidated trusts	3,550	—	—	3,550
Segment Adjusted Net Revenue	$54,512	$1,010	$3,289	$58,811

Segment Adjusted EBITDA	$9,451	$(324)	$(3,860)	$5,267
Depreciation expense:
Origination and Servicing				(1,962)
General and Administration - Other				(646)
Amortization of intangibles				(34)
Stock-based compensation				(504)
Change in Fair Value of Convertible Preferred Stock Warrants				44,075
Impact of interest rates on fair value of loans held in consolidated trusts				(3,550)
Interest income on cash and cash equivalents				39
Net Income Before Income Taxes				$42,685

Interest Income (Expense) Included in Segment Adjusted EBITDA
Interest Income on Borrower Loans and Loans Held for Sale	$20,579	$—	$—	$20,579
Interest Expense on Financial Instruments	(14,101)	—	—	(14,101)
Total Interest Income, Net	$6,478	$—	$—	$6,478

	Six Months Ended June 30, 2023
	Personal Loan	Home Equity	Credit Card	Total
Total Net Revenue	$59,231	$657	$12,015	$71,903
Impact of interest rates on fair value of loans held in consolidated trusts	7,244	—	—	7,244
Segment Adjusted Net Revenue	$66,475	$657	$12,015	$79,147

Segment Adjusted EBITDA	(10,831)	(1,763)	(2,642)	$(15,236)
Depreciation expense:
Origination and Servicing				(4,466)
General and Administration - Other				(1,116)
Amortization of intangibles				(54)
Stock-based compensation				(772)
Change in Fair Value of Convertible Preferred Stock Warrants				(27,724)
Impact of interest rates on fair value of loans held in consolidated trusts				(7,244)
Interest income on cash and cash equivalents				713
Interest Expense on Term Loan				(5,821)
Net Loss Before Income Taxes				$(61,720)

Interest Income (Expense) Included in Segment Adjusted EBITDA
Interest Income on Borrower Loans and Loans Held for Sale	$59,385	$—	$—	$59,385
Interest Expense on Financial Instruments	(44,563)	—	—	(44,563)
Total Interest Income, Net	$14,822	$—	$—	$14,822

	Six Months Ended June 30, 2022
	Personal Loan	Home Equity	Credit Card	Total
Total Net Revenue	$88,075	$1,349	$4,430	$93,854
Impact of interest rates on fair value of loans held in consolidated trusts	5,334	—	—	5,334
Segment Adjusted Net Revenue	$93,409	$1,349	$4,430	$99,188

Segment Adjusted EBITDA	13,197	(1,132)	(7,392)	$4,673
Depreciation expense:
Origination and Servicing				(3,980)
General and Administration - Other				(1,287)
Amortization of intangibles				(68)
Stock-based compensation				(799)
Change in Fair Value of Convertible Preferred Stock Warrants				77,486
Gain on Forgiveness of PPP Loan				8,604
Impact of interest rates on fair value of loans held in consolidated trusts				(5,334)
Interest income on cash and cash equivalents				42
Net Income Before Income Taxes				$79,337

Interest Income (Expense) Included in Segment Adjusted EBITDA
Interest Income on Borrower Loans and Loans Held for Sale	$38,662	$—	$—	$38,662
Interest Expense on Financial Instruments	(25,870)	—	—	(25,870)
Total Interest Income, Net	$12,792	$—	$—	$12,792

Prosper Funding LLC
Condensed Consolidated Balance Sheets (Unaudited)
(amounts in thousands)

	June 30, 2023	December 31, 2022
Assets:
Cash and Cash Equivalents	$4,655	$6,285
Restricted Cash	79,688	91,564
Borrower Loans, at Fair Value	334,259	320,642
Property and Equipment, Net	10,973	10,004
Servicing Assets	15,148	14,860
Other Assets	27	84
Total Assets	$444,750	$443,439
Liabilities and Member’s Equity:
Accounts Payable and Accrued Liabilities	$5,296	$4,576
Payable to Related Party	1,610	2,853
Payable to Investors	76,691	86,927
Notes, at Fair Value	330,747	318,704
Other Liabilities	3,685	3,608
Total Liabilities	418,029	416,668
Member's Equity:
Member's Equity	6,354	6,354
Retained Earnings	20,367	20,417
Total Member's Equity	$26,721	$26,771
Total Liabilities and Member's Equity	$444,750	$443,439

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Funding LLC
Condensed Consolidated Statements of Operations (Unaudited)
(amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Operating Revenues:
Administration Fee Revenue - Related Party	10,309	$14,031	$20,552	$24,151
Servicing Fees, Net	6,490	4,562	13,577	9,113
(Loss) Gain on Sale of Borrower Loans	(1,696)	3,797	(2,336)	5,957
Other Revenue	85	361	153	670
Total Operating Revenues	15,188	22,751	31,946	39,891
Interest Income on Borrower Loans	12,952	11,670	25,301	21,636
Interest Expense on Notes	(12,072)	(10,919)	(23,559)	(20,187)
Total Interest Income, Net	880	751	1,742	1,449
Change in Fair Value of Financial Instruments	216	439	(164)	267
Total Net Revenues	16,284	23,941	33,524	41,607
Expenses:
Administration Fee - Related Party	14,601	19,372	29,843	33,807
Servicing	1,990	1,874	3,730	3,522
General and Administrative	—	158	1	296
Total Expenses	16,591	21,404	33,574	37,625
Net Loss	(307)	$2,537	$(50)	$3,982

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Funding LLC
Condensed Consolidated Statements of Member’s Equity (Unaudited)
(amounts in thousands)

	Member’s Equity	Retained Earnings	Total
Balance at January 1, 2023	$6,354	$20,417	$26,771
Net Loss	—	(50)	(50)
Balance as of June 30, 2023	$6,354	$20,367	$26,721

	Member’s Equity	Retained Earnings	Total
Balance at January 1, 2022	$11,404	$16,894	$28,298
Net Income	—	3,982	3,982
Balance as of June 30, 2022	$11,404	$20,876	$32,280

	Member’s Equity	Retained Earnings	Total
Balance at January 1, 2023	$6,354	$20,417	$26,771
Net Income	—	257	257
Balance at March 31, 2023	$6,354	$20,674	$27,028
Net Loss	—	$(307)	(307)
Balance as of June 30, 2023	$6,354	$20,367	$26,721

	Member’s Equity	Retained Earnings	Total
Balance at January 1, 2022	$11,404	$16,894	$28,298
Net Income	—	1,445	1,445
Balance at March 31, 2022	$11,404	$18,339	$29,743
Net Income	—	2,537	2,537
Balance as of June 30, 2022	$11,404	$20,876	$32,280
The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Funding LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)
(amounts in thousands)

	Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net (Loss) Income	$(50)	$3,982
Adjustments to Reconcile Net (Loss) Income to Net Cash Used in Operating Activities:
Change in Fair Value of Financial Instruments	164	(267)
Other Non-Cash Changes in Borrower Loans, Loans Held for Sale and Notes	13	(39)
Gain on Sale of Borrower Loans	(5,724)	(6,481)
Change in Fair Value of Servicing Rights	5,436	4,578
Depreciation and Amortization	3,082	2,639
Changes in Operating Assets and Liabilities:
Purchase of Loans Held for Sale at Fair Value	(1,098,861)	(1,292,648)
Proceeds from Sales and Principal Payments of Loans Held for Sale, at Fair Value	1,098,861	1,292,648
Other Assets	57	(202)
Accounts Payable and Accrued Liabilities	720	19
Payable to Investors	(10,236)	4,796
Net Related Party Receivable/Payable	(1,477)	2,089
Other Liabilities	77	467
Net Cash (Used in) Provided by Operating Activities	(7,938)	11,581
Cash Flows from Investing Activities:
Purchase of Borrower Loans Held at Fair Value	(125,796)	(143,785)
Proceeds from Sales and Principal Payments of Borrower Loans, at Fair Value	94,367	97,780
Purchases of Property and Equipment	(3,817)	(3,337)
Net Cash Used in Investing Activities	(35,246)	(49,342)
Cash Flows from Financing Activities:
Proceeds from Issuance of Notes Held at Fair Value	123,544	144,310
Payments of Notes, at Fair Value	(93,866)	(97,730)
Net Cash Provided by Financing Activities	29,678	46,580
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(13,506)	8,819
Cash, Cash Equivalents and Restricted Cash at Beginning of the Period	97,849	167,876
Cash, Cash Equivalents and Restricted Cash at End of the Period	$84,343	$176,695

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$23,299	$20,078
Non-Cash Investing Activity - Accrual for Property and Equipment, Net	547	924

Reconciliation to Amounts on Consolidated Balance Sheets:
Cash and Cash Equivalents	$4,655	$12,360
Restricted Cash	79,688	164,335
Total Cash, Cash Equivalents and Restricted Cash	$84,343	$176,695

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
PFL did not have any items of other comprehensive income or loss for any of the periods presented in the condensed consolidated financial statements as of and for the six months ended June 30, 2023 and 2022.
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
2. Summary of Significant Accounting Policies
PFL's significant accounting policies are included in Note 2, Summary of Significant Accounting Policies, in PFL’s Annual Report on Form 10-K for the year ended December 31, 2022. There have been no changes to these accounting policies during the first six months of 2023.
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
3. Property and Equipment, Net
Property and equipment consist of the following as of the dates presented (in thousands):

	June 30, 2023	December 31, 2022
Internal-use software and web site development costs	$40,864	$37,428
Less accumulated depreciation and amortization	(29,891)	(27,424)
Total property and equipment, net	$10,973	$10,004

Depreciation expense for the three months ended June 30, 2023 and 2022 was $1.6 million and $1.3 million, respectively. Depreciation expense for the six months ended June 30, 2023 and 2022 was $3.1 million and $2.6 million, respectively.
4. Borrower Loans and Notes, at Fair Value
The aggregate principal balances outstanding and fair values of Borrower Loans and Notes as of June 30, 2023 and December 31, 2022, are presented in the following table (in thousands):

	Borrower Loans		Notes
	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Aggregate principal balance outstanding and interest outstanding	$349,738	$333,294	$351,442	$336,555
Fair value adjustments	(15,479)	(12,652)	(20,695)	(17,851)
Fair value	$334,259	$320,642	$330,747	$318,704

As of June 30, 2023, outstanding Borrower Loans had original terms to maturity of 24, 36, 48 or 60 months, had monthly payments with fixed interest rates ranging from 5.46% to 33.00% and had various original maturity dates through June 2028. As of December 31, 2022, outstanding Borrower Loans had original maturities of either 24, 36, 48 or 60 months, monthly payments with fixed interest rates ranging from 5.31% to 33.00%, and had various original maturity dates through December 2027.
As of June 30, 2023, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $3.2 million and a fair value of $0.4 million. As of December 31, 2022, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $2.7 million and a fair value of $0.3 million. PFL places loans on non-accrual status when they are over 120 days past due. As of June 30, 2023 and December 31, 2022, Borrower Loans in non-accrual status had a fair value of $0.3 million and $0.3 million, respectively.
5. Servicing Assets
PFL accounts for Servicing Assets at their estimated fair values with changes in fair values recorded in Servicing Fees, Net on the condensed consolidated statements of operations. The initial asset or liability is recognized when PFL sells Borrower Loans to unrelated third-party buyers through the Whole Loan Channel and the servicing rights are retained. PFL recognized a loss on the sale of such Borrower Loans in the amount of $1.7 million and a gain in the amount of $3.8 million for the three months ended June 30, 2023 and 2022, respectively, recorded in (Loss) Gain on Sale of Borrower Loans on the condensed consolidated statements of operations. PFL recognized a loss on the sale of such Borrower Loans in the amount of $2.3 million and a gain in the amount of $6.0 for the six months ended June 30, 2023 and 2022, respectively, recorded in (Loss) Gain on Sale of Borrower Loans on the condensed consolidated statements of operations.
As of June 30, 2023, Borrower Loans that were sold, but for which PFL retained servicing rights, had a total outstanding principal balance of $3.7 billion, original terms of 24, 36, 48 or 60 months, monthly payments with fixed interest rates ranging from 5.31% to 33.00%, and various original maturity dates through June 2028. As of December 31, 2022, Borrower Loans that were sold, but for which PFL retained servicing rights, had a total outstanding principal balance of $3.7 billion, original terms of either 24, 36, 48 or 60 months, monthly payments with fixed interest rates ranging from 5.31% to 33.00%, and various original maturity dates through December 2027.
Contractually-specified servicing fees and ancillary fees totaled $10.1 million and $7.5 million for the three months ended June 30, 2023 and 2022, respectively, and $20.3 million and $15.1 million for the six months ended June 30, 2023 and 2022, and are included in Servicing Fees, Net on the condensed consolidated statements of operations.
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
6. Income Taxes
PFL incurred no income tax provision for the six months ended June 30, 2023 and 2022. PFL is a U.S. disregarded entity and its income and loss are included in the income tax reporting of its parent, PMI. Since PMI is in a taxable loss position, is not currently subject to income taxes, and has fully reserved against its deferred tax asset, the net effective tax rate for PFL is 0%.
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
As of June 30, 2023 and December 31, 2022, the discounted cash flow methodology used to estimate the Notes fair values used the same projected cash flows as the related Borrower Loans. As demonstrated in the table below, the fair value adjustments for Borrower Loans were largely offset by the fair value adjustments of the Notes due to the borrower payment dependent design of the Notes and because the principal balances of the Borrower Loans approximated the principal balances of the Notes.
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

The following tables present the fair value hierarchy for assets and liabilities measured at fair value (in thousands):

June 30, 2023	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Borrower Loans, at Fair Value	$—	$—	$334,259	$334,259
Servicing Assets	—	—	15,148	15,148
Total Assets	$—	$—	$349,407	$349,407
Liabilities:
Notes, at Fair Value	$—	$—	$330,747	$330,747
Loan Trailing Fee Liability	—	—	3,294	3,294
Total Liabilities	$—	$—	$334,041	$334,041

December 31, 2022	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Borrower Loans, at Fair Value	$—	$—	$320,642	$320,642
Servicing Assets	—	—	14,860	14,860
Total Assets	$—	$—	$335,502	$335,502
Liabilities:
Notes, at Fair Value	$—	$—	$318,704	$318,704
Loan Trailing Fee Liability	—	—	3,290	3,290
Total Liabilities	$—	$—	$321,994	$321,994

As PFL’s Borrower Loans, Notes, Servicing Assets and loan trailing fee liability do not trade in an active market with readily observable prices, PFL uses significant unobservable inputs to measure the fair value of these assets and liabilities. Financial instruments are categorized in the Level 3 valuation hierarchy based on the significance of unobservable factors in the overall fair value measurement. These fair value estimates may also include observable, actively quoted components derived from external sources. As a result, the realized and unrealized gains and losses for assets and liabilities within the Level 3 category may include changes in fair value that were attributable to both observable and unobservable inputs. PFL did not transfer any assets or liabilities in or out of Level 3 for the six months ended June 30, 2023 or June 30, 2022.
Significant Unobservable Inputs
The following tables present quantitative information about the significant unobservable inputs used for PFL’s Level 3 fair value measurements at the dates presented:

Range
Borrower Loans and Notes	June 30, 2023	December 31, 2022
Discount rate	6.9% - 13.7%	5.6% - 12.9%
Default rate	1.8% - 18.7%	1.8% - 18.2%

Range
Servicing Assets	June 30, 2023	December 31, 2022
Discount rate	15.0% - 25.0%	15.0% - 25.0%
Default rate	1.6% - 18.9%	2.0% - 19.3%
Prepayment rate	12.2% - 29.6%	14.2% - 28.0%
Market servicing rate (1) (2)	0.648% - 0.842%	0.648% - 0.842%
(1) Servicing assets associated with loans enrolled in a relief program offered by the Company as of June 30, 2023 and December 31, 2022 were measured using a market servicing rate assumption of 84.2 basis points. This rate was estimated using a multiplier consistent with observable market rates for other loan types, applied to the base market servicing rate assumption of 64.8 basis points.

(2) Excludes collection fees that would be passed on to a hypothetical third-party servicer. As of June 30, 2023 and December 31, 2022, the market rate for collection fees and non-sufficient fund fees was assumed to be 6 basis points and 6 basis points, respectively, for a total market servicing rate range of 70.8 - 90.2 basis points and a total market servicing rate of 70.8 - 90.2 basis points, respectively.

Range
Loan Trailing Fee Liability	June 30, 2023	December 31, 2022
Discount rate	15.0% - 25.0%	15.0% - 25.0%
Default rate	1.6% - 18.9%	2.0% - 19.3%
Prepayment rate	12.2% - 29.6%	14.2% - 28.0%
Changes in Level 3 Fair Value Assets and Liabilities on a Recurring Basis
The following tables present additional information about Level 3 Borrower Loans, Loans Held for Sale and Notes measured at fair value on a recurring basis (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets		Liabilities
	Borrower Loans	Loans Held for Sale	Notes	Total
Balance at January 1, 2023	$320,642	$—	$(318,704)	$1,938
Originations	125,796	1,098,861	(123,543)	1,101,114
Principal repayments	(92,362)	—	93,867	1,505
Borrower Loans sold to third parties	(1,954)	(1,098,861)	—	(1,100,815)
Other changes	196	—	(262)	(66)
Change in fair value	(18,059)	—	17,895	(164)
Balance at June 30, 2023	$334,259	$—	$(330,747)	$3,512

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets		Liabilities
	Borrower Loans	Loans Held for Sale	Notes	Total
Balance at January 1, 2022	$267,626	$—	$(265,985)	$1,641
Originations	143,785	1,292,648	(144,310)	1,292,123
Principal repayments	(96,956)	—	97,729	773
Borrower Loans sold to third parties	(824)	(1,292,648)	—	(1,293,472)
Other changes	153	—	(112)	41
Change in fair value	(11,891)	—	12,157	266
Balance at June 30, 2022	$301,893	$—	$(300,521)	$1,372

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets		Liabilities
	Borrower Loans	Loans Held for Sale	Notes	Total
Balance at April 1, 2023	$330,407	$—	$(327,686)	$2,721
Originations	61,887	529,059	(60,901)	530,045
Principal repayments	(46,875)	—	47,583	708
Borrower Loans sold to third parties	(1,001)	(529,059)	—	(530,060)
Other changes	91	—	(209)	(118)
Change in fair value	(10,250)	—	10,466	216
Balance at June 30, 2023	$334,259	$—	$(330,747)	$3,512

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets		Liabilities
	Borrower Loans	Loans Held for Sale	Notes	Total
Balance at April 1, 2022	$281,624	$—	$(280,674)	$950
Originations	76,891	803,326	(76,581)	803,636
Principal repayments	(48,746)	—	48,977	231
Borrower Loans sold to third parties	(489)	(803,326)	—	(803,815)
Other changes	90	—	(159)	(69)
Change in fair value	(7,477)	—	7,916	439
Balance at June 30, 2022	$301,893	$—	$(300,521)	$1,372

The following tables present additional information about Level 3 Servicing Assets recorded at fair value (in thousands):

Servicing Assets
Balance as of January 1, 2023	$14,860
Additions	5,724
Less: Changes in fair value	(5,436)
Balance as of June 30, 2023	$15,148

Servicing Assets
Balance as of January 1, 2022	$9,796
Additions	6,480
Less: Changes in fair value	(4,577)
Balance as of June 30, 2022	$11,699

Servicing Assets
Balance as of April 1, 2023	$15,249
Additions	2,785
Less: Changes in fair value	(2,886)
Balance as of June 30, 2023	$15,148

Servicing Assets
Balance as of April 1, 2022	$9,910
Additions	4,090
Less: Changes in fair value	(2,301)
Balance as of June 30, 2022	$11,699

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
The following tables present additional information about Level 3 Loan Trailing Fee Liability measured at fair value on a recurring basis (in thousands):

Loan Trailing Fee Liability
Balance as of January 1, 2023	$3,290
Issuances	1,132
Cash payment of Loan Trailing Fee	(1,406)
Change in fair value	278
Balance as of June 30, 2023	$3,294

Loan Trailing Fee Liability
Balance as of January 1, 2022	$2,161
Issuances	1,322
Cash payment of Loan Trailing Fee	(1,010)
Change in fair value	101
Balance as of June 30, 2022	$2,574

Loan Trailing Fee Liability
Balance as of April 1, 2023	3,308
Issuances	543
Cash payment of Loan Trailing Fee	(698)
Change in fair value	141
Balance as of June 30, 2023	$3,294

Loan Trailing Fee Liability
Balance as of April 1, 2022	2,194
Issuances	820
Cash payment of Loan Trailing Fee	(500)
Change in fair value	60
Balance as of June 30, 2022	$2,574

Significant Recurring Level 3 Fair Value Asset and Liability Input Sensitivity
Key economic assumptions are used to compute the fair value of Borrower Loans. The sensitivity of the fair value to immediate changes in assumptions at June 30, 2023 and December 31, 2022 for Borrower Loans are presented in the following table (in thousands, except percentages).

Borrower Loans:	June 30, 2023	December 31, 2022
Fair value, using the following assumptions:	$334,259	$320,642
Weighted-average discount rate	8.31%	6.87%
Weighted-average default rate	11.69%	11.36%

Fair value resulting from:
100 basis point increase in discount rate	$330,965	$317,380
200 basis point increase in discount rate	$327,753	$314,201
Fair value resulting from:
100 basis point decrease in discount rate	$337,638	$323,991
200 basis point decrease in discount rate	$341,104	$327,429

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$330,473	$316,832
Applying a 1.2 multiplier to default rate	$326,716	$313,053
Fair value resulting from:
Applying a 0.9 multiplier to default rate	$338,073	$324,484
Applying a 0.8 multiplier to default rate	$341,919	$328,361

Key economic assumptions are used to compute the fair value of Notes. The sensitivity of the fair value to immediate changes in assumptions at June 30, 2023 and December 31, 2022 for Notes funded through the Note Channel are presented in the following table (in thousands, except percentages).

Notes	June 30, 2023	December 31, 2022
Fair value, using the following assumptions:	$330,747	$318,704
Weighted-average discount rate	8.31%	6.87%
Weighted-average default rate	11.69%	11.36%

Fair value resulting from:
100 basis point increase in discount rate	$327,482	$315,456
200 basis point increase in discount rate	$324,299	$312,291
Fair value resulting from:
100 basis point decrease in discount rate	$334,095	$322,037
200 basis point decrease in discount rate	$337,532	$325,461

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$326,971	$314,892
Applying a 1.2 multiplier to default rate	$323,223	$311,112
Fair value resulting from:
Applying a 0.9 multiplier to default rate	$334,551	$322,547
Applying a 0.8 multiplier to default rate	$338,387	$326,425

Key economic assumptions are used to compute the fair value of Servicing Assets. The sensitivity of the current fair value to immediate changes in assumptions at June 30, 2023 and December 31, 2022 for Servicing Assets are presented in the following table (in thousands, except percentages).

Servicing Assets	June 30, 2023	December 31, 2022
Fair value, using the following assumptions:	$15,148	$14,860
Weighted-average market servicing rate	0.650%	0.649%
Weighted-average prepayment rate	18.93%	18.77%
Weighted-average default rate	12.28%	12.63%

Fair value resulting from:
Market servicing rate increase of 0.025%	$14,149	$13,850
Market servicing rate decrease of 0.025%	$16,147	$15,870

Fair value resulting from:
Applying a 1.1 multiplier to prepayment rate	$14,816	$14,534
Applying a 0.9 multiplier to prepayment rate	$15,485	$15,191

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$14,871	$14,557
Applying a 0.9 multiplier to default rate	$15,426	$15,165

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
The Origination and Sale Agreements contain terms through February 1, 2025. Prosper is required, under the Origination and Sale Agreements, to maintain certain collateral requirements. In addition, pursuant to the Marketing Agreement, the marketing fee that Prosper receives in connection with the origination of each loan is partially reduced by an amount (the “Designated Amount”) calculated as a percentage of the principal amount of such loan based on the aggregate principal amount of loans originated for the applicable month. To the extent the aggregate Designated Amount for all loans originated during any month is less than $100,000 through February 1, 2025, Prosper is required to pay WebBank an amount equal to such deficiency. Accordingly, the minimum fee for the remaining six months of 2023 is $0.6 million. The minimum fee is $1.2 million for 2024, and $0.1 million in 2025.
Additionally, Under the Origination and Sale Agreements, Prosper is required to maintain minimum net liquidity of $15.0 million at all times during the term of the agreement. Net liquidity is defined as the sum of Cash, Cash Equivalents and Available for Sale Investments. Violation of this covenant can result in termination of the contract with WebBank. As of June 30, 2023, the Company was in compliance with the covenant.
Loan Purchase Commitments
Under the terms of PFL’s agreement with WebBank, PFL is committed to purchase $9.4 million of Borrower Loans that WebBank originated during the last two business days of the quarter ended June 30, 2023. PFL will purchase these Borrower Loans within the first three business days of the quarter ending September 30, 2023.
Repurchase Obligation
Under the terms of the loan purchase agreements between PFL and investors that participate in the Whole Loan Channel, PFL may, in certain circumstances, become obligated to repurchase a Borrower Loan from an investor. Generally, these circumstances include the occurrence of verifiable identity theft, the failure to properly follow loan listing or bidding protocols, or a violation of the applicable federal, state, or local lending laws. The fair value of the indemnification and repurchase obligation is estimated based on historical experience. PFL recognizes a liability for the repurchase and indemnification obligation when the Borrower Loans are issued. Indemnified or repurchased Borrower Loans associated with violations of federal, state, or local lending laws or verifiable identity theft are written off at the time of repurchase or at the time an indemnification payment is made. The maximum potential amount of future payments associated under this repurchase obligation is the outstanding balances of the Borrower Loans issued through the Whole Loan Channel, which as of June 30, 2023 is $3.7 billion. PFL has accrued $0.4 million and $0.3 million as of June 30, 2023 and December 31, 2022, respectively, in regard to this obligation.
Under the terms of the indenture and investor registration agreement, Prosper may, in certain circumstances, become obligated to either repurchase a Note or indemnify the investor for any losses resulting from nonpayment of a Note purchased in the Retail Channel. The decision to repurchase or indemnify is in Prosper’s sole discretion. These circumstances include, but are not limited to, the occurrence of verifiable identity theft, a technical error in the automated bidding tools which results in the purchase of a Note that does not match the investor’s investment criteria, or situations in which a loan listing includes a Prosper Rating that is different from the Prosper Rating that should have appeared in the listing for the corresponding Borrower Loan because either PFL inaccurately input data into, or inaccurately applied, the formula for determining the Prosper Rating and, as a result, the interest of the investor is materially and adversely affected. During the six months ended June 30, 2023 the Company has repurchased $0.3 million of the underlying notes. The Company is indemnifying an additional $1.0 million in outstanding Notes as of June 30, 2023.
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
PFL’s executive officers and directors who are not executive officers participate in its marketplace by placing bids and purchasing Notes. The aggregate amount of the Notes purchased and the income earned by parties deemed to be related parties of PFL for the three and six months ended June 30, 2023 and 2022 are summarized below (in thousands):

	Aggregate Amount of Notes Purchased		Interest Earned on Notes
	Three Months Ended June 30,		Three Months Ended June 30,
Related Party	2023	2022	2023	2022
Executive officers and management	$8	$9	$2	$2
Directors (excluding executive officers and management)	—	—	—	—
Total	$8	$9	$2	$2

	Aggregate Amount of Notes Purchased		Interest Earned on Notes
	Six Months Ended June 30,		Six Months Ended June 30,
Related Party	2023	2022	2023	2022
Executive officers and management	$15	$18	$4	$3
Directors (excluding executive officers and management)	—	—	—	—
Total	$15	$18	$4	$3
The balance of Notes held by officers and directors who are not executive officers are as follows (in thousands):

	Notes Balance as of
Related Party	June 30, 2023	December 31, 2022
Executive officers and management	$46	$45
Directors (excluding executive officers and management)	—	—
Total	$46	$45

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
For the year ended December 31, 2022, our marketplace facilitated $3.3 billion in Borrower Loan originations, of which $3.1 billion were funded through our Whole Loan Channel, representing 92% of the total Borrower Loans originated through our marketplace during this period. From inception through June 30, 2023, our marketplace has facilitated $24.7 billion in Borrower Loan originations, of which $22.2 billion were funded through our Whole Loan Channel, representing 90% of the total Borrower Loans originated through our marketplace during this period. For the three months ended June 30, 2023, our marketplace facilitated $595.6 million in Borrower Loan originations, a decrease of 33% from the same period in 2022. The percentage of loans funded through the Whole Loan Channel for the three months ended June 30, 2023 was 90%.
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

Key Operating and Financial Metrics (in thousands)
The following table displays our key operating and financial metrics for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Personal Loan Originations	$595,579	891,896	$1,227,442	1,452,388
Transaction Fees, Net	31,729	42,986	65,014	69,471
Whole Loans Outstanding (1)	3,722,938	2,881,346	3,722,938	2,881,346
Servicing Fees, Net	4,017	3,153	9,070	7,361
Total Net Revenues	31,531	55,261	71,903	93,854
Net (Loss) Income	(52,770)	42,665	(61,860)	79,297
Adjusted Net Revenue (2)	37,568	58,811	79,147	99,188
Adjusted EBITDA (2)	(8,900)	5,267	(15,236)	4,673
(1) Balance as of June 30.
(2) Adjusted Net Revenue and Adjusted EBITDA are non-GAAP financial measures. For more information regarding these measures and the reconciliation to Total Net Revenue and Net Income (Loss), respectively, the most comparable US GAAP measures, see “Non-GAAP Financial Measures.”
Loan Originations
From inception through June 30, 2023, a total of 1,987,282 Borrower Loans totaling $24.7 billion were originated through Prosper’s marketplace.
For the three months ended June 30, 2023, 42,108 Borrower Loans totaling $595.6 million were originated through Prosper’s marketplace, compared to 84,957 Borrower Loans totaling $891.9 million during the three months ended June 30, 2022. This represents a decrease of 50% in terms of the number of loans and a decrease of 33% in the dollar amount of loans. The originations decrease for the quarter ended June 30, 2023 versus the quarter ended June 30, 2022 is due primarily to reduced investor demand given the current uncertain economic environment.
Loan origination volume by Prosper Rating was as follows for the periods presented (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
	Amount	%	Amount	%	Amount	%	Amount	%
AA	$93.2	16%	$122.5	14%	$180.7	15%	$167.0	11%
A	75.7	13%	155.1	17%	166.8	14%	226.0	16%
B	150.6	25%	123.5	15%	316.6	26%	216.0	15%
C	89.4	15%	118.1	13%	183.5	15%	206.1	14%
D	61.6	10%	81.4	9%	135.1	11%	131.4	9%
E	69.6	12%	91.2	10%	135.5	11%	120.1	8%
HR	5.2	1%	10.1	1%	9.5	1%	10.6	1%
Other (1)	50.3	8%	190.0	21%	99.7	7%	375.2	26%
Total	$595.6		$891.9		$1,227.4		$1,452.4
(1) Represents loans originated through the Prosper platform via the Whole Loan Channel but not assigned Prosper Ratings.

For the three and six months ended June 30, 2023, compared to the corresponding periods in 2022, the mix of originations on the Prosper platform reflects a significant decrease in investor appetite under the current economic environment for higher risk loans, including those not assigned Prosper ratings. These loans are sold only to institutional investors and based on specific underwriting criteria and custom risk models developed by these investors.

Whole Loans Outstanding
We sell Borrower Loans through our Whole Loan Channel, and the outstanding balance of these loans serves as a primary driver of our Servicing Assets. Whole loans outstanding increased $0.8 billion or 29% from June 30, 2022 to June 30, 2023. This increase is primarily due to increases in originations for the past several quarters prior to the second quarter of 2023, driven by various factors including an improved competitive environment, as well as an increase in purchases of loans through our consolidated warehouse trusts.
Net Income (Loss)
See the section titled “Results of Operations” below, for the discussion on significant changes in Net Income (Loss) year-over-year.
Results of Operations
Overview
The following tables summarize Prosper’s net income (loss) for the three and six months ended June 30, 2023 and 2022 (in thousands, except percentages):

	Three Months Ended June 30,
	2023	2022	Change	% Change
Total Net Revenues	$31,531	$55,261	$(23,730)	(43)%
Total Expenses	84,231	12,576	71,655	n/m
Net (Loss) Income Before Taxes	(52,700)	42,685	(95,385)	n/m
Income Tax Expense	(70)	(20)	(50)	250%
Net (Loss) Income	$(52,770)	$42,665	$(95,435)	n/m

	Six Months Ended June 30,
	2023	2022	Change	% Change
Total Net Revenues	71,903	93,854	$(21,951)	(23)%
Total Expenses	133,623	14,517	119,106	n/m
Net (Loss) Income Before Taxes	(61,720)	79,337	(141,057)	n/m
Income Tax Expense	(140)	(40)	(100)	250%
Net (Loss) Income	$(61,860)	$79,297	$(141,157)	n/m
n/m: not meaningful
Total Net Revenues for the three months ended June 30, 2023 decreased $23.7 million as compared to the same period in 2022. The decrease was primarily attributable to a $11.3 million decrease in Transaction Fees, Net, due to the decrease in originations during this time, as discussed above. There was also a $8.1 million decrease in Total Net Revenues from Change in Fair Value of Financial Instruments, Net, due primarily to higher delinquencies and charge-offs for loans held in consolidated warehouse trusts and the Credit Card portfolio underlying the Credit Card Derivative, both of which have increased in size from the prior year. Additionally, higher interest rates have led to negative fair value adjustments on Loans Held for Sale. Finally, there was a $5.3 million decrease in (Loss) Gain on Sale of Borrower Loans, due primarily to incentive fees (“incentives”) provided to whole loan investors driven by market volatility and incentives offered by competitors. These decreases were partially offset by a $0.9 million increase in Servicing Fees, Net and $0.5 million increase in Total Interest Income (Expense), Net, due primarily to the increase in whole loans outstanding discussed above.

Total Expenses for the three months ended June 30, 2023 increased $71.7 million as compared to the same period in 2022, primarily due to the Change in Fair Value of Convertible Preferred Stock Warrants, which is in turn driven by changes in the fair value of the underlying Convertible Preferred Stock. Specifically, the loss for the three months ended June 30, 2023 totals $32.0 million, which compares to a gain of $44.1 million for the corresponding period in 2022, a change of $76.1 million. We also incurred $2.9 million in Interest Expense for the three months ended June 30, 2023 on the Term Loan we closed in November 2022 (Note 10). These increases were partially offset by a combined $7.2 million decrease in Origination and Servicing, Sales and Marketing and General and Administrative expenses, as costs decreased in response to lower originations.

Accordingly, the net loss for the three months ended June 30, 2023 increased $95.4 million when compared to the net income for the three months ended June 30, 2022.

Total Net Revenues for the six months ended June 30, 2023 decreased $22.0 million as compared to the same period in 2022. The decrease was largely attributable to a $12.2 million decrease in Total Net Revenues from Change in Fair Value of Financial Instruments, Net, due primarily to higher delinquencies and charge-offs of Loans Held for Sale, as the outstanding balance has continued to increase. Additionally, higher interest rates have led to negative fair value adjustments on the loans held in consolidated warehouse trusts. These negative fair value adjustments were partially offset by an increase in fair value gains of $3.3 million on the Credit Card Derivative for the six months ended June 30, 2023 as compared to the same period in the prior year. There was also a $8.4 million decrease in (Loss) Gain on Sale of Borrower Loans, due primarily to incentives provided to whole loan investors driven by market volatility and incentives offered by competitors. Finally, there was a $4.5 million decrease in Transaction Fees, Net, due to the decrease in originations during this time, as discussed above. These decreases were partially offset by a $1.7 million increase in Servicing Fees, Net and $2.0 million increase in Total Interest Income (Expense), Net, due primarily to the increase in whole loans outstanding discussed above.

Total Expenses for the six months ended June 30, 2023 increased $119.1 million as compared to the same period in 2022, primarily due to the Change in Fair Value of Convertible Preferred Stock Warrants, which is in turn driven by changes in the fair value of the underlying Convertible Preferred Stock. Specifically, the loss for the six months ended June 30, 2023 totals $27.7 million, which compares to a gain of $77.5 million for the corresponding period in 2022, a change of $105.2 million. Total Expenses also increased due to the one-time $8.6 million Gain on Forgiveness of PPP Loan in 2022, as the U.S. Small Business Administration (“SBA”) formally forgave our Paycheck Protection Program (“PPP”) loan in March 2022 (Note 10). We also incurred $5.8 million in Interest Expense for the six months ended June 30, 2023 on the Term Loan we closed in November 2022 (Note 10). Origination and Servicing, Sales and Marketing and General and Administrative expenses remained flat year-over-year. Accordingly, the net loss for the six months ended June 30, 2023 increased $141.2 million when compared to the net income for the six months ended June 30, 2022.
Revenues
The following tables summarize our revenues for the three and six months ended June 30, 2023 and 2022 (in thousands, except percentages):

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
Operating Revenues:
Transaction Fees, Net	$31,729	$42,986	$(11,257)	(26)%
Servicing Fees, Net	4,017	3,153	864	27%
(Loss) Gain on Sale of Borrower Loans	(1,976)	3,352	(5,328)	n/m
Other Revenues	1,629	2,014	(385)	(19)%
Total Operating Revenues	35,399	51,505	(16,106)	(31)%

Interest Income (Expenses):
Interest Income on Borrower Loans and Loans Held for Sale	30,366	20,579	9,787	48%
Interest Expense on Financial Instruments	(23,404)	(14,101)	(9,303)	66%
Total Interest Income (Expense), Net	6,962	6,478	484	7%
Change in Fair Value of Financial Instruments	(10,830)	(2,722)	(8,108)	298%
Total Net Revenues	$31,531	$55,261	$(23,730)	(43)%

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
Operating Revenues:
Transaction Fees, Net	$65,014	$69,471	$(4,457)	(6)%
Servicing Fees, Net	9,070	7,361	1,709	23%
(Loss) Gain on Sale of Borrower Loans	(3,366)	5,031	(8,397)	n/m
Other Revenues	2,923	3,525	(602)	(17)%
Total Operating Revenues	73,641	85,388	(11,747)	(14)%

Interest Income (Expenses):
Interest Income on Borrower Loans and Loans Held for Sale	59,385	38,662	20,723	54%
Interest Expense on Financial Instruments	(44,563)	(25,870)	(18,693)	72%
Total Interest Income (Expense), Net	14,822	12,792	2,030	16%
Change in Fair Value of Financial Instruments	(16,560)	(4,326)	(12,234)	283%
Total Net Revenues	$71,903	$93,854	$(21,951)	(23)%
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
Transaction fees decreased $11.3 million, or 26%, for the three months ended June 30, 2023, as compared to the corresponding period in 2022. This decrease is generally consistent with the lower Personal Loan origination volume discussed above, partially offset by growth in our Credit Card product. We recognized approximately $4.2 million in program fees under our Credit Card product for the three months ended June 30, 2023, as compared to $1.1 million for the corresponding period in 2022, an increase of $3.1 million.
Transaction fees decreased $4.5 million, or 6%, for the six months ended June 30, 2023, as compared to the corresponding period in 2022. This decrease is generally consistent with the lower Personal Loan origination volume discussed above, partially offset by growth in our Credit Card product. We recognized approximately $7.6 million in program fees under our Credit Card product for the six months ended June 30, 2023, as compared to $1.5 million for the corresponding period in 2022, an increase of $6.1 million.
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
The increase of $0.9 million, or 27%, in Servicing Fees for the three months ended June 30, 2023, as compared to the corresponding period in 2022, is primarily due to an increase of $1.6 million in whole loan servicing revenues during this period, due to the increase in the balance of whole loans outstanding. This increase was partially offset by a $0.8 million combined decrease in collection and debt sale fees, generally due to an increase in charge-offs and additional spend on collection agencies as compared to the second quarter of 2022.
The increase of $1.7 million, or 23%, in Servicing Fees for the six months ended June 30, 2023, as compared to the corresponding period in 2022, is primarily due to an increase of $3.6 million in whole loan servicing revenues during this period, due to the increase in the balance of whole loans outstanding. This increase was partially offset by a $1.4 million combined decrease in collection and debt sale fees, generally due to an increase in charge-offs and additional spend on collection agencies as compared to the first half of 2022. Additionally, there was a $0.8 million increase in the net Credit Card servicing obligation for the six months ended June 30, 2023, as compared to the same period in 2022, due to the growth in the portfolio.
(Loss) Gain on Sale of Borrower Loans
(Loss) Gain on Sale of Borrower Loans consists of net (losses) gains on Borrower Loans sold through the Whole Loan Channel, net of any incentives provided at the time of sale. Starting in the second half of 2022, due to market volatility and incentives offered by competitors, we provided additional incentives to our whole loan investors. For the three and six months ended June 30, 2023, these incentives increased approximately $4.0 million and $7.2 million, respectively, from the corresponding periods in the prior year. Excluding the impact of these incentives, the remaining decreases in (Loss) Gain on Sale of Borrower Loans of $1.3 million and $1.2 million for the three and six months ended June 30, 2023, respectively, as compared to the same periods in 2022, were primarily due to decreases in the volume of whole loans sold due to lower originations, as discussed above.
Other Revenues
Other Revenues consists primarily of credit referral and incentive fees. Credit referral fees are earned from partner companies for the referral of customers on our platform, while incentive fees are earned from partner companies through our incentive programs. The $0.4 million decrease in Other Revenues for the three months ended June 30, 2023, as compared to the corresponding period in 2022, is due primarily to a $0.3 million decrease in incentive fees that were related to a specific program that terminated in June 2022. This same program accounted for the majority of the $0.6 million decrease in Other Revenues for the six months ended June 30, 2023, as compared to the corresponding period in 2022.
Interest Income on Borrower Loans and Loans Held for Sale and Interest Expense on Financial Instruments
We recognize Interest Income on Borrower Loans and Loans Held for Sale using the accrual method based on the stated interest rate to the extent we believe it to be collectible. We record interest expense on the corresponding Notes and Warehouse Lines based on the contractual interest rates. The interest rate on Notes is generally 1% lower than the interest rate on the corresponding Borrower Loans to compensate us for servicing the underlying Borrower Loans. Additionally, Interest Expense associated with Term Loan proceeds used to purchase Loans Held for Sale through our Warehouse Lines is allocated to Net Interest Income. For the three and six months ended June 30, 2023, we allocated $0.2 million in Interest Expense on the Term Loan to Net Interest Income.
The increase of $0.5 million, or 7%, in Total Interest Income (Expense), Net for the three months ended June 30, 2023, as compared to the corresponding period in 2022, is primarily due to a $0.7 million increase in net interest income from Loans Held for Sale and related cash collections, as we increased the usage of our Warehouse Lines and the outstanding principal balance on those loans increased. The impact on net interest income from this increased usage was partially offset by a rise in market interest rates, which increased the cost of borrowing on the variable interest Warehouse Lines.
The increase of $2.0 million, or 16%, in Total Interest Income (Expense), Net for the six months ended June 30, 2023, as compared to the corresponding period in 2022, is primarily due to a $2.1 million increase in net interest income from Loans Held for Sale and related cash collections, as we increased the usage of our Warehouse Lines and the outstanding principal balance on those loans increased. The impact on net interest income from this increased usage was partially offset by a rise in market interest rates, which increased the cost of borrowing on the variable interest Warehouse Lines. Additionally, there was a $0.2 million increase related to net interest income on Borrower Loans funded through the Note Channel.

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
We earn interest income on loans held in consolidated warehouse trusts during the period we own or consolidate the loans, which partially offsets changes in the fair value of those loans. The following table illustrates the composition of the loans held in consolidated warehouse trusts by Prosper Rating, which is an indicator of their credit quality:

	Six Months Ended June 30,
	2023	2022
Loans Held for Sale(1):
AA	27%	20%
A	27%	28%
B	22%	25%
C	13%	18%
D	6%	7%
E	5%	2%
HR	—%	—%
Total	100%	100%
(1) The percentages are calculated using the weighted average of month-end principal balances of Loans Held for Sale by Prosper Rating.

Fair values of Borrower Loans, Loans Held for Sale and Notes are estimated using discounted cash flow methodologies based upon a set of valuation assumptions. The key assumptions used include default and prepayment rates derived primarily from historical performance, and discount rates based on estimates of the rates of return that investors would require when investing in other financial instruments with similar characteristics. For the three months ended June 30, 2023 and 2022, the Change in Fair Value of Financial Instruments was a loss of $10.8 million and a loss of $2.7 million, respectively. For the six months ended June 30, 2023 and 2022, the Change in Fair Value of Financial Instruments was a loss of $16.6 million and a loss of $4.3 million, respectively.
The increase in the loss for the three and six months ended June 30, 2023, as compared to the corresponding periods in the prior year is largely driven by Loans Held for Sale, due to higher delinquencies and charge-offs as the outstanding balance of Loans Held for Sale continues to increase, as well as higher interest rates. Specifically, the unpaid principal and interest balance of Loans Held for Sale increased from $314.2 million as of June 30, 2022 to $535.9 million as of June 30, 2023, a 71% increase. The loss from changes in fair value for the three months ended June 30, 2023 is $14.1 million, due to a $6.3 million loss on fair value and $7.8 million in net charge-offs. This compares to the corresponding period in 2022, when there was a loss from changes in fair value of $6.5 million, due to a $4.0 million loss on fair value and $2.5 million in net charge-offs. For the six months ended June 30, 2023, the loss from changes in fair value is $23.6 million, due to a $10.1 million loss on fair value and $13.5 million in net charge-offs. This compares to the corresponding period in 2022, when there was a loss from changes in fair value of $9.4 million, due to a $4.7 million loss on fair value and $4.8 million in net charge-offs.
For Borrower Loans, the loss from changes in fair value was $10.3 million for the three months ended June 30, 2023, which compared to a loss of $7.5 million for the corresponding period in the prior year, driven by increased delinquencies, charge-offs and interest rates. The loss for the three months ended June 30, 2023 is attributable primarily to a $2.2 million loss on fair value and $8.0 million in net charge-offs, while the loss for the same period in 2022 was primarily attributable to a loss on fair value of $4.1 million and $3.7 million in net charge-offs. The loss for the six months ended June 30, 2023 of $18.1 million is attributable primarily to a $2.8 million loss on fair value and $15.0 million in net charge-offs, while the loss for the same period in 2022 was primarily attributable to a loss on fair value of $5.9 million and $5.8 million in net charge-offs. These losses are largely offset by the corresponding gains from Notes, as discussed above.

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
Fair value changes related to future cash flows underlying the Credit Card Derivative resulted in a gain of $2.7 million, and the net impact of realized transactions resulted in a gain of $0.5 million for the three months ended June 30, 2023. This compares to the corresponding period in the prior year, when fair value changes related to future cash flows underlying the Credit Card Derivative resulted in a gain of $3.0 million, and the net impact of realized transactions resulted in a gain of $0.4 million. For the six months ended June 30, 2023, fair value changes related to projected future cash flows resulted in a gain of $8.8 million, while the net impact of realized transactions was a loss of $1.0 million. This compares to the corresponding period in the prior year, when fair value changes related to projected future cash flows were $3.9 million, while the net impact of realized transactions was a gain of $0.6 million. These fluctuations in gains and losses on the Credit Card Derivative for the three and six month periods ended June 30, 2023, as compared to the same periods in the prior year, are largely reflective of the significant growth in the Credit Card portfolio with no charge-offs through June 30, 2022, given that the Credit Card program was only launched in December 2021.
We also hold a swaption to limit our exposure to fluctuations in SOFR due to our PWIT Warehouse Line, which consists of two classes of loans that bear interest at SOFR plus a defined spread (see Note 10 for further information). Changes in the fair value of the swaption were immaterial for the three months ended June 30, 2023 and 2022. For the six months ended June 30, 2023, the fair value of the swaption decreased $0.5 million. For the six months ended June 30, 2022, the fair value of the swaption increased $0.4 million.
The following table details the changes in fair value of our financial instruments for the three and six months ended June 30, 2023 and 2022, respectively (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Assets:
Borrower Loans	$(10,250)	$(7,477)	$(18,059)	$(11,891)
Loans Held for Sale	(14,126)	(6,506)	(23,591)	(9,431)
Credit Card Derivative (includes gains and losses from settled transactions)	3,115	3,335	7,741	4,438
SOFR rate swaption (included in Prepaid and Other Assets)	(35)	10	(546)	401

Liabilities:
Notes	10,466	7,916	17,895	12,157
Total	$(10,830)	$(2,722)	$(16,560)	$(4,326)
Expenses
The following tables summarize our expenses for the three and six months ended June 30, 2023 and 2022 (in thousands, except percentages):

	Three Months Ended June 30,
	2023	2022	Change	% Change
Expenses
Origination and Servicing	$12,332	$13,873	$(1,541)	(11)%
Sales and Marketing	13,624	22,401	(8,777)	(39)%
General and Administrative - Research and Development	6,076	5,492	584	11%
General and Administrative - Other	17,777	15,195	2,582	17%
Change in Fair Value of Convertible Preferred Stock Warrants	31,989	(44,075)	76,064	n/m
Interest Expense on Term Loan	2,869	—	2,869	n/m
Other Income, Net	(436)	(310)	(126)	41%
Total Expenses	$84,231	$12,576	$71,655	n/m

	Six Months Ended June 30,
	2023	2022	Change	% Change
Expenses
Origination and Servicing	$24,617	$25,039	$(422)	(2)%
Sales and Marketing	29,128	36,085	(6,957)	(19)%
General and Administrative - Research and Development	11,502	10,661	841	8%
General and Administrative - Other	35,780	29,319	6,461	22%
Change in Fair Value of Convertible Preferred Stock Warrants	27,724	(77,486)	105,210	n/m
Gain on Forgiveness of PPP Loan	—	(8,604)	8,604	n/m
Interest Expense on Term Loan	5,821	—	5,821	n/m
Other Income, Net	(949)	(497)	(452)	91%
Total Expenses	$133,623	$14,517	$119,106	n/m
n/m: not meaningful
The following table reflects full-time employees as of June 30, 2023 and 2022 by functional area:

	June 30, 2023	June 30, 2022
Origination and Servicing	113	140
Sales and Marketing	29	28
General and Administrative - Research and Development	108	95
General and Administrative - Other	184	159
Total Headcount	434	422
Origination and Servicing
Origination and Servicing costs consist primarily of salaries, benefits and stock-based compensation expense related to our capital markets, collections, customer support and payment processing employees and vendor costs associated with facilitating and servicing loans and our Credit Card product. The decrease for the three months ended June 30, 2023 of $1.5 million, or 11%, as compared to the corresponding period in 2022 is primarily due to a combined $1.3 million decrease in loan servicing and origination costs, consistent with the decrease in originations discussed above. Additionally, compensation costs decreased $0.7 million, driven primarily by decreased headcount, and software and subscription costs decreased $0.3 million. These decreases are partially offset by a $0.7 million increase in third-party servicing costs associated with our Credit Card product.
The decrease for the six months ended June 30, 2023 of $0.4 million, or 2%, as compared to the corresponding period in 2022 is primarily due to a $0.9 million decrease in compensation costs driven primarily by decreased headcount, as well as a combined $0.7 million decrease in loan servicing and origination costs, consistent with the decrease in originations discussed above. Additionally, there was a $0.6 million decrease in various software and subscription costs. These decreases are partially offset by a $1.7 million increase in third-party servicing costs associated with our Credit Card product.

Sales and Marketing
Sales and Marketing costs consist primarily of affiliate marketing, search engine marketing, online and offline campaigns, email marketing, public relations and direct mail marketing, as well as compensation expenses such as wages, benefits and stock-based compensation for the employees who support these activities. For the three months ended June 30, 2023, the decrease of $8.8 million, or 39%, from the corresponding period in the prior year is due to an overall reduction in marketing and advertising costs, which is generally in line with the decrease in originations during this time. This includes decreases in marketing partnership costs of $9.2 million, digital advertising spend of $0.5 million and email and direct-to-site advertising costs, which decreased a combined $0.3 million. These decreases were partially offset by a $1.3 million increase in direct mail costs, as we launched various personal loan and Credit Card direct mail campaigns in the second quarter of 2023.
For the six months ended June 30, 2023, the decrease of $7.0 million, or 19%, from the corresponding period in the prior year is due to an overall reduction in marketing and advertising costs, which is generally in line with the decrease in originations during this time. This includes decreases in marketing partnership costs of $8.9 million, direct-to-site advertising costs of $0.3 million, and digital advertising spend and email advertising costs, which decreased a combined $0.4 million. These decreases were partially offset by a $2.2 million increase in direct mail costs, as we launched various personal loan and Credit Card direct mail campaigns in the first half of 2023. Additionally, compensation expense increased $0.4 million, due primarily to increased headcount and the hiring of our new Chief Marketing Officer in May 2023.
General and Administrative - Research and Development
General and Administrative - Research and Development costs consist primarily of salaries, benefits and stock-based compensation expense related to our engineering and product development employees, as well as related vendor costs. The increase in General and Administrative – Research and Development for the three months ended June 30, 2023 of $0.6 million, or 11%, from the corresponding period in the prior year was due primarily to a $0.9 million increase in compensation expense and a $0.2 million increase in outsourced services, primarily related to internal and external headcount additions for the development of various platform features and our Credit Card product. Additionally, costs related to various software and subscriptions increased $0.2 million during this time. These increases were partially offset by additional capitalized internal-use software and website development costs. Specifically, these capitalized costs were $3.4 million and $2.6 million for the three months ended June 30, 2023 and 2022, respectively.
The increase in General and Administrative – Research and Development for the six months ended June 30, 2023 of $0.8 million, or 8%, from the corresponding period in the prior year was due primarily to a $1.3 million increase in compensation expense and a $0.7 million increase in outsourced services, primarily related to internal and external headcount additions for the development of various platform features and our Credit Card product. Additionally, costs related to various software and subscriptions increased $0.2 million during this time. These increases were partially offset by additional capitalized internal-use software and web development costs. Specifically, these capitalized costs were $6.7 million and $5.3 million for the six months ended June 30, 2023 and 2022, respectively.
General and Administrative - Other
General and Administrative - Other expenses consist primarily of salaries, benefits and stock-based compensation expense related to our accounting and finance, risk, legal, compliance, human resources and facilities employees, professional fees related to legal and accounting and facilities expenses. The increase in General and Administrative - Other for the three months ended June 30, 2023 of $2.6 million, or 17%, from the corresponding period in the prior year was due primarily to a $1.6 million increase in compensation expense, driven primarily by increased headcount. There was also a $0.6 million increase in software licenses and subscriptions costs to support the overall growth in operations and our return to the office over the previous year. Finally, various professional services costs, including accounting, tax and legal, contributed a $0.3 million increase for the three months ended June 30, 2023, as compared to the corresponding period in the prior year.
The increase in General and Administrative - Other for the six months ended June 30, 2023 of $6.5 million, or 22%, from the corresponding period in the prior year was due primarily to a $4.3 million increase in compensation expense, driven primarily by increased headcount. There was also a $1.3 million increase in software licenses and subscriptions costs to support the overall growth in operations and our return to the office over the previous year. Finally, various professional services costs, including accounting, tax and legal, contributed a $0.6 million increase for the six months ended June 30, 2023, as compared to the corresponding period in the prior year.
Change in Fair Value of Convertible Preferred Stock Warrants
Change in Fair Value of Convertible Preferred Stock Warrants was a loss of $32.0 million and a loss of $27.7 million for the three and six months ended June 30, 2023, respectively, due to an increase in the fair value of the underlying Convertible Preferred Stock for those periods. Change in Fair Value of Convertible Preferred Stock Warrants was a gain of

$44.1 million and a gain of $77.5 million for the three and six months ended June 30, 2022 respectively, due to a decrease in the fair value of the underlying Convertible Preferred Stock for those periods.
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
Interest Expense on Term Loan
We incurred $2.9 million and $5.8 million in interest costs for the three and six months ended June 30, 2023 , respectively, related to the Term Loan we closed with a third-party financial institution in November 2022. Refer to Note 10 of the accompanying condensed consolidated financial statements for further information on the Term Loan, including details of the interest rates. As discussed above, we allocated $0.2 million in Term Loan interest costs to Net Interest Income for both the three and six months ended June 30, 2023, as the related Term Loan proceeds were used to purchase Loans Held for Sale through our Warehouse Lines.

Other Income, Net
Other Income, Net was $0.4 million and $0.9 million for the three and six months ended June 30, 2023, respectively, and primarily consists of sublease income, interest income on cash and cash equivalents and other miscellaneous items. The $0.1 million and $0.5 million increases in Other Income Net, for the three and six months ended June 30, 2023, respectively, as compared to the corresponding periods in the prior year are primarily attributable to increases in interest income driven by higher average cash balances (including proceeds from the Term Loan that closed in November 2022) and rising interest rates.
Non-GAAP Financial Measures
Adjusted Net Revenue
Adjusted Net Revenue is a non-GAAP financial measure that we define as our Total Net Revenue adjusted to exclude the impact of interest rates on the fair value of loans held in consolidated trusts. We believe it is useful to investors to exclude the impact of these interest rate changes to gain insight into the performance of our consolidated loans, independent of market factors that are beyond management’s control.
Adjusted Net Revenue has limitations as a financial measure, should be considered as supplemental in nature and is not meant as a substitute for Total Net Revenue, which has been prepared in accordance with U.S. GAAP. These limitations include the following:
•Adjusted Net Revenue excludes the impact of interest rates, which may influence the price that a willing buyer would be willing to pay for our personal loans in a hypothetical arm’s length transaction; and
•Other companies, including companies in our industry, may calculate Adjusted Net Revenue differently or not at all, which reduces its usefulness as a comparative measure.
Because of these limitations, you should consider Adjusted Net Revenue alongside other financial performance measures, including Total Net Revenue and our financial results presented in accordance with U.S. GAAP. The following table presents a reconciliation of Total Net Revenue to Adjusted Net Revenue for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total Net Revenue	$31,531	$55,261	$71,903	$93,854
Impact of interest rates on fair value of loans held in consolidated trusts(1)	6,037	3,550	7,244	5,334
Adjusted Net Revenue	$37,568	$58,811	$79,147	$99,188
(1) Component of Change in Fair Value of Financial Instruments on the consolidated statements of operations

Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure that we define as Net (Loss) Income adjusted for interest income on Cash and Cash Equivalents, Interest Expense on Term Loan, Income Tax Expense, depreciation and amortization, impairment of long-lived assets and Goodwill, stock-based compensation expense, Change in Fair Value of Convertible Preferred Stock Warrants, and certain infrequent or unusual transactions. Starting with the second quarter of 2023, it is also adjusted for the impact of interest rates on the fair value of loans held in consolidated trusts. Prior periods have been updated to match current period presentation. The presentation of non-GAAP financial measures should not be considered in isolation or as a substitute for our financial results prepared in accordance with GAAP.
We consider Adjusted EBITDA to be a helpful indicator of the operational strength and performance of our business and a good measure of our historical operating trends. Management uses Adjusted EBITDA, among other things, to understand and compare operating results across accounting periods, to evaluate our operations and financial performance and for internal planning and forecasting purposes. Inclusion of Adjusted EBITDA is intended to provide investors insight into the manner in which management views the performance of the Company, enhance investors’ evaluation of our operating results, and to facilitate meaningful comparisons of our results between periods. This non-GAAP financial measure should not be considered an alternative to, or more meaningful than, the GAAP financial information provided herein.
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
•Impact of interest rates on the fair value of loans held in consolidated trusts: See discussion on Adjusted Net Revenue, above.
•Interest Expense on Term Loan: We incur interest expense on the Term Loan we closed in November 2022, which is more fully described in Note 10 of the accompanying consolidated financial statements. Proceeds from the Term Loan are used to fund the operations of the business at our discretion, within certain limitations. This may include, but is not limited to, making investments in our Credit Card product, investing in loans held in our warehouse facilities or meeting operational obligations. We exclude the Term Loan interest expense not associated with proceeds used to invest in loans held in our warehouse facilities from Adjusted EBITDA, as it is based on the overall financing structure of PMI. This differs from Interest Expense on Financial Instruments (part of Total Net Revenues), as the proceeds from those instruments are used exclusively for the purposes of purchasing loans on our marketplace.
The following table presents a reconciliation of Net (Loss) Income to Adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net (Loss) Income	$(52,770)	$42,665	$(61,860)	$79,297
Depreciation expense:
Servicing and Origination	2,340	1,962	4,466	3,980
General and Administration - Other	492	646	1,116	1,287
Amortization of Intangibles	27	34	54	68
Stock-Based Compensation	404	504	772	799
Gain on Forgiveness of PPP Loan	—	—	—	(8,604)
Change in the Fair Value of Convertible Preferred Stock Warrants	31,989	(44,075)	27,724	(77,486)
Impact of interest rates on fair value of loans held in consolidated trusts	6,037	3,550	7,244	5,334
Interest Income on Cash and Cash Equivalents	(358)	(39)	(713)	(42)
Interest Expense on Term Loan	2,869	—	5,821	—
Income Tax Expense	70	20	140	40
Adjusted EBITDA	$(8,900)	$5,267	$(15,236)	$4,673

The decrease in Adjusted EBITDA for the three and six months ended June 30, 2023, as compared to the corresponding periods in 2022, is primarily reflective of decreased originations, changes in the fair value of Loans Held for Sale (other than the impact of market interest rates) and incentives provided to whole loan investors as described above, partially offset by a significant increase in Credit Card net revenues due to growth in the underlying portfolio since the Credit Card program launched at the end of 2021.
Expenses on the condensed consolidated statements of operations include the following amounts of stock-based compensation expense for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Origination and Servicing	$23	$35	$45	$63
Sales and Marketing	67	173	103	201
General and Administrative	314	296	624	535
Total Stock-Based Compensation Expense	$404	$504	$772	$799
Segment Net Revenues, Adjusted Net Revenue and Adjusted EBITDA
Refer to Note 19 of the accompanying condensed consolidated financial statements for details on our segment reporting. The following table summarizes our segment net revenues, segment Adjusted Net Revenue and segment Adjusted EBITDA for the periods presented (in thousands, except percentages).

	Three Months Ended June 30,
	2023	2022	Change	% Change
Segment Net Revenues
Personal Loan	$25,737	$50,962	$(25,225)	(49)%
Home Equity	364	1,010	(646)	(64)%
Credit Card	5,430	3,289	2,141	65%
Subtotal - Reportable Segments	$31,531	$55,261	$(23,730)	(43)%

Segment Adjusted Net Revenue
Personal Loan	$31,774	$54,512	$(22,738)	(42)%
Home Equity	364	1,010	(646)	(64)%
Credit Card	5,430	3,289	2,141	65%
Subtotal - Reportable Segments	$37,568	$58,811	$(21,243)	(36)%

Segment Adjusted EBITDA
Personal Loan	$(5,551)	$9,451	$(15,002)	n/m
Home Equity	(889)	(324)	(565)	174%
Credit Card	(2,460)	(3,860)	1,400	(36)%
Subtotal - Reportable Segments	$(8,900)	$5,267	$(14,167)	n/m

	Six Months Ended June 30,
	2023	2022	Change	% Change
Segment Net Revenues
Personal Loan	$59,231	$88,075	$(28,844)	(33)%
Home Equity	657	1,349	(692)	(51)%
Credit Card	12,015	4,430	7,585	171%
Subtotal - Reportable Segments	$71,903	$93,854	$(21,951)	(23)%

Segment Adjusted Net Revenue
Personal Loan	$66,475	$93,409	$(26,934)	(29)%
Home Equity	657	1,349	(692)	(51)%
Credit Card	12,015	4,430	7,585	171%
Subtotal - Reportable Segments	$79,147	$99,188	$(20,041)	(20)%

Segment Adjusted EBITDA
Personal Loan	$(10,831)	$13,197	$(24,028)	n/m
Home Equity	(1,763)	(1,132)	(631)	56%
Credit Card	(2,642)	(7,392)	4,750	(64)%
Subtotal - Reportable Segments	$(15,236)	$4,673	$(19,909)	n/m
n/m: not meaningful
Segment Adjusted EBITDA is our primary segment profitability metric, and is calculated as segment revenue less operating expenses that are directly attributable to the segments’ products. Refer to Note 19 of the accompanying consolidated financial statements for a reconciliation of Segment Adjusted EBITDA to Net (Loss) Income Before Income Taxes. Segment Adjusted Net Revenue is calculated as segment revenue less the impact of changes in interest rates on the fair value of loans held in consolidated trusts. For the periods presented above, this adjustment only impacts the Personal Loan segment.

Personal Loan
For the three months ended June 30, 2023, Personal Loan segment net revenues decreased $25.2 million, or 49%, as compared to the corresponding period in 2022, primarily as a result of (a) a $13.7 million decrease in Transaction Fees, Net, due to the decrease in personal loan originations during this time, (b) a $7.9 million decrease in net revenues from Change in Fair Value of Financial Instruments, as described above and (c) a $5.3 million decrease in (Loss) Gain on Sale of Borrower Loans, due primarily to additional incentives provided to whole loan investors driven by market volatility and incentives offered by competitors. These decreases were partially offset by a $1.5 million increase in Servicing Fees, Net, due to the increase in whole loans outstanding during this period, as discussed above. Finally, there was also a $0.7 million increase in Total Interest Income (Expense), Net, due primarily to the increased usage of our Warehouse Lines and the resulting increase in net interest income from Loans Held for Sale.
For the six months ended June 30, 2023, Personal Loan segment net revenues decreased $28.8 million, or 33%, as compared to the corresponding period in 2022, primarily as a result of (a) a $15.5 million decrease in net revenues from Change in Fair Value of Financial Instruments, as described above, (b) a $9.9 million decrease in Transaction Fees, Net, due to the decrease in personal loan originations during this time, (c) a $8.4 million decrease in (Loss) Gain on Sale of Borrower Loans, due primarily to additional incentives provided to whole loan investors driven by market volatility and incentives offered by competitors and (d) a $0.6 million decrease in Other Revenues, due to the termination of a partner incentive agreement in June 2022. These decreases were partially offset by a $3.5 million increase in Servicing Fees, Net, due to the increase in whole loans outstanding during this period, as discussed above. Finally, there was also a $2.3 million increase in Total Interest Income (Expense), Net, due primarily to the increased usage of our Warehouse Lines and the resulting increase in net interest income from Loans Held for Sale.
Segment Adjusted Net Revenue associated with the Personal Loan segment decreased $22.7 million and $26.9 million for the three and six months ended June 30, 2023, respectively, as compared to the corresponding periods in 2022. This is reflective of the same factors that drove the decrease in net revenues discussed above, partially offset by the increase from the impact of interest rates on the fair value of loans held in consolidated trusts, due primarily to the rise in market interest rates from the prior year.
Adjusted EBITDA associated with the Personal Loan segment decreased $15.0 million and $24.0 million for the three and six months ended June 30, 2023, respectively, as compared to the corresponding periods in 2022, which is primarily reflective of the decrease in net revenues discussed above, which was not fully offset by the corresponding decrease in operating expenses.
Home Equity
For the three and six months ended June 30, 2023, the decreases in Home Equity segment net revenues and segment Adjusted Net Revenue of $0.6 million and $0.7 million, respectively, are reflective of lower Transaction Fees, Net, due to the decreases in originations during this time. Home Equity segment net revenues consist of broker fees from our partner Spring EQ, and Adjusted EBITDA is reflective of these net revenues, offset by our continued investments in the product, particularly with regards to research and development, operations and marketing.
Credit Card
For the three months ended June 30, 2023, Credit Card segment net revenues increased $2.1 million, or 65%, as compared to the corresponding period in 2022, primarily as a result of a $3.1 million increase in Transaction Fees, Net, generally due to the overall growth in the Credit Card portfolio during this time. This increase was partially offset by a $0.6 million decrease in Servicing Fees, Net, as a result of an increase in the net servicing obligation related to the Credit Card portfolio.
For the six months ended June 30, 2023, Credit Card segment net revenues and segment Adjusted Net Revenue increased $7.6 million, or 171%, as compared to the corresponding period in 2022, primarily as a result of a $6.1 million increase in Transaction Fees, Net, and a $3.3 million increase in fair value gains on our Credit Card Derivative, generally due to the overall growth in the Credit Card portfolio during this time. These increases were partially offset by a $1.8 million decrease in Servicing Fees, Net, as a result of an increase in the net servicing obligation related to the Credit Card portfolio.

Adjusted EBITDA associated with the Credit Card segment increased $1.4 million and $4.8 million, respectively, for the three and six months ended June 30, 2023, respectively, as compared to the corresponding period in 2022, which is primarily reflective of the increase in net revenues discussed above, partially offset by our continued investments in the Credit Card product’s success.
LIQUIDITY AND CAPITAL RESOURCES
We believe our liquidity needs for the next twelve months, and for the foreseeable future beyond that period, can be met through transaction fees, servicing fees, net interest income, other revenue, proceeds from sales or securitizations of loans, draws on warehouse lines, realized gains on the Credit Card Derivative, proceeds from our Term Loan and Cash and Cash Equivalents. For further details related to our Term Loan and warehouse lines, see Note 10 of the accompanying consolidated financial statements. Management monitors our financial results and operations. If the financial results anticipated are not achieved or we fail to maintain compliance with the debt covenants under our Term Loan, our sources of liquidity may not be sufficient to meet our operating and liquidity requirements without obtaining additional liquidity which may not be available on favorable terms or at all.
The following table summarizes our cash flow activities for the three months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,
	2023	2022
Net (Loss) Income	$(52,770)	$42,665

Net Cash Provided by (Used in) Operating Activities	10,761	(12,331)
Net Cash Used in Investing Activities	(17,151)	(30,581)
Net Cash Provided by Financing Activities	1,438	54,731
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(4,952)	11,819
Cash, Cash Equivalents and Restricted Cash at the beginning of the period	160,167	219,648
Cash, Cash Equivalents and Restricted Cash at the end of the period	$155,215	$231,467
Cash, Cash Equivalents and Restricted Cash decreased by $5.0 million for the three months ended June 30, 2023, based on the following components:
Operating Activities: $10.8 million in cash was provided by operating activities, driven by (a) $21.0 million in net proceeds from Loans Held for Sale, partially offset by (b) $6.2 million in cash used for working capital, primarily due to the timing of payments to investors and third-party vendors and (c) $4.0 million in net loss, net of non-cash items.
Investing Activities: $17.2 million in cash was used in investing activities due to (a) $61.9 million in purchases of Borrower Loans, and (b) $3.1 million in purchases of property and equipment, primarily consisting of internal-use software, partially offset by (c) $47.9 million from sales and principal payments of Borrower Loans.
Financing Activities: $1.4 million in cash was provided by financing activities, due primarily to (a) $13.3 million in proceeds from issuance, net of payments, on Notes, at Fair Value, partially offset by (b) $11.0 million in principal payments on Warehouse Lines, net of proceeds, and (c) $0.9 million in debt issuance costs related to the extension of our PWIT warehouse facility in May 2023 (Note 10).
Cash, Cash Equivalents and Restricted Cash increased $11.8 million for the three months ended June 30, 2022 based on the following components:
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

The following table summarizes our cash flow activities for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022
Net (Loss) Income	(61,860)	79,297

Net Cash Used in Operating Activities	(57,634)	(62,971)
Net Cash Used in Investing Activities	(38,982)	(52,702)
Net Cash Provided by Financing Activities	55,222	111,515
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(41,394)	(4,158)
Cash, Cash Equivalents and Restricted Cash at the beginning of the period	196,609	235,625
Cash, Cash Equivalents and Restricted Cash at the end of the period	$155,215	$231,467
Cash, Cash Equivalents and Restricted Cash decreased by $41.4 million for the six months ended June 30, 2023, based on the following components:
Operating Activities: $57.6 million in cash was used in operating activities, driven by (a) $41.0 million in net purchases of Loans Held for Sale, (b) $9.6 million in cash used for working capital, primarily due to the timing of payments to investors and third-party vendors and (c) $7.0 million in net loss, net of non-cash items.
Investing Activities: $39.0 million in cash was used in investing activities due to (a) $125.8 million in purchases of Borrower Loans, and (b) $7.5 million in purchases of property and equipment, primarily consisting of internal-use software, partially offset by (c) $94.3 million from sales and principal payments of Borrower Loans.
Financing Activities: $55.2 million in cash was provided by financing activities, due primarily to (a) $29.7 million in proceeds from issuance, net of payments, on Notes, at Fair Value, and (b) $27.4 million in proceeds from Warehouse Lines, net of principal payments, partially offset by (c) $1.9 million in debt issuance costs related to the extensions of our PWIIT warehouse facility in February 2023 and our PWIT warehouse facility in May 2023 (Note 10).
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
Off-Balance Sheet Arrangements
As a result of retaining servicing rights on the sale of Borrower Loans, we are an interest holder in certain special purpose entities that purchase these Borrower Loans. None of these special purpose entities are consolidated as we are not the primary beneficiary. Other than these special purpose entities, as of June 30, 2023, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements or other purposes.
CRITICAL ACCOUNTING POLICIES
Certain of Prosper's accounting policies that involve a higher degree of judgment and complexity are discussed in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in Prosper’s Annual Report on Form 10-K for the year ended December 31, 2022. There have been no significant changes to these critical accounting estimates during the first six months of 2023.

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
Results of Operations
Overview
The following tables summarize Prosper Funding’s net (loss) income for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
Total Net Revenues	$16,284	$23,941	$(7,657)	(32)%
Total Expenses	16,591	21,404	(4,813)	(22)%
Net (Loss) Income	$(307)	$2,537	$(2,844)	n/m

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
Total Net Revenues	33,524	41,607	$(8,083)	(19)%
Total Expenses	33,574	37,625	(4,051)	(11)%
Net (Loss) Income	$(50)	$3,982	$(4,032)	n/m
n/m: not meaningful

Total net revenues for the three months ended June 30, 2023 decreased $7.7 million, or 32%, from the three months ended June 30, 2022, primarily due to decreased administration fee revenue driven by a decrease in the number of loan listings on our marketplace during the period, partially offset by an increase in incentives provided to whole loan investors (for which PFL bills PMI). Because of the growth in our servicing book, there was a resulting increase in Servicing Fees, Net. There was also a decrease in (Loss) Gain on Sale of Borrower Loans, due to the increase in incentives provided to whole loan investors. Because these incentives are reimbursed through the administration fee revenue, there is no net impact on total net revenues. Finally, due to higher interest rates, total net revenues from Change in Fair Value of Financial Instruments, Net decreased as compared to the prior year by approximately $0.2 million. Total expenses for the three months ended June 30, 2023 decreased $4.8 million, or 22%, from the three months ended June 30, 2022, largely due to a decrease in administrative fee expense during the period resulting from a decrease in loans funded for the period.
Total net revenues for the six months ended June 30, 2023 decreased $8.1 million, or 19%, from the six months ended June 30, 2022, primarily due to decreased administration fee revenue driven by a decrease in the number of loan listings on our marketplace during the period, partially offset by an increase in incentives provided to whole loan investors (for which PFL bills PMI). Because of the growth in our servicing book, there was a resulting increase in Servicing Fees, Net. There was also a decrease in (Loss) Gain on Sale of Borrower Loans, due to the increase in incentives provided to whole loan investors. Because these incentives are reimbursed through the administration fee revenue, there is no net impact on total net revenues. Other Revenues decreased by $0.5 million primarily due to a partner incentive program that terminated in June 2022. Finally, due to higher interest rates, total net revenues from Change in Fair Value of Financial Instruments, Net decreased as compared to the prior year by approximately $0.4 million. Total expenses for the six months ended June 30, 2023 decreased $4.1 million, or 11%, from the six months ended June 30, 2022, largely due to a decrease in administrative fee expense during the period resulting from a decrease in loans funded for the period.
Revenues
The following tables summarize Prosper Funding’s revenue for the three and six months ended June 30, 2023 and 2022 (in thousands, except percentages):

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
Revenues:
Operating Revenues:
Administration Fee Revenue - Related Party	$10,309	$14,031	$(3,722)	(27)%
Servicing Fees, Net	6,490	4,562	1,928	42%
(Loss) Gain on Sale of Borrower Loans	(1,696)	3,797	(5,493)	n/m
Other Revenues	85	361	(276)	(76)%
Total Operating Revenues	15,188	22,751	(7,563)	(33)%
Interest Income on Borrower Loans	12,952	11,670	1,282	11%
Interest Expense on Notes	(12,072)	(10,919)	(1,153)	11%
Net Interest Income	880	751	129	17%
Change in Fair Value of Financial Instruments, Net	216	439	(223)	(51)%
Total Net Revenue	$16,284	$23,941	$(7,657)	(32)%

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
Revenues:
Operating Revenues:
Administration Fee Revenue - Related Party	$20,552	$24,151	$(3,599)	(15)%
Servicing Fees, Net	13,577	9,113	4,464	49%
(Loss) Gain on Sale of Borrower Loans	(2,336)	5,957	(8,293)	n/m
Other Revenues	153	670	(517)	(77)%
Total Operating Revenues	31,946	39,891	(7,945)	(20)%
Interest Income on Borrower Loans	25,301	21,636	3,665	17%
Interest Expense on Notes	(23,559)	(20,187)	(3,372)	17%
Net Interest Income	1,742	1,449	293	20%
Change in Fair Value of Financial Instruments, Net	(164)	267	(431)	n/m
Total Net Revenue	$33,524	$41,607	$(8,083)	(19)%
n/m: not meaningful
Administration Fee Revenue - Related Party

We primarily generate revenues through license fees we earn under our Administration Agreement with PMI. The Administration Agreement contains a license we grant to PMI that entitles PMI to use the marketplace for, and in relation to: (i) PMI’s performance of its duties and obligations under the Administration Agreement, and (ii) PMI’s performance of its duties and obligations to WebBank under the Loan Account Program Agreement. The Administration Agreement requires PMI to pay us a monthly license fee that is partially based on the number of loan listings posted on the marketplace in that month, as well as a fee based on incentives provided to investors to incentivize the purchase of Borrower Loans from PFL. The decreases in Administrative Fee Revenue of $3.7 million and $3.6 million for the three and six months ended June 30, 2023, respectively, as compared to the corresponding periods in 2022, are primarily due to a decrease in loan listings generated on the marketplace, which resulted in a decrease in Administrative Fee Revenue of $7.7 million and $10.9 million for the three and six months ended June 30, 2023, respectively. These decreases were partially offset by $4.0 million and $7.2 million increases in Administrative Fee Revenue for the three and six months ended June 30, 2023, respectively, related to reimbursements received from PMI for incentives provided to whole loan investors, as discussed above.
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
The increases in Servicing Fees, Net of $1.9 million and $4.5 million for the three and six months ended June 30, 2023, respectively, as compared to the corresponding periods in 2022, are largely due to the growth in the servicing book during these periods, which resulted in approximately $2.2 million and $4.8 million in additional Servicing Fees for the three and six months ended June 30, 2023, respectively. This is generally in line with the increase in originations in the periods preceding the second quarter of 2023. These increases for both periods are partially offset by increases in collection agency costs, net of collections and debt sale fees, as we increased our spend on these agencies in response to higher delinquencies.
(Loss) Gain on Sale of Borrower Loans
(Loss) Gain on Sale of Borrower Loans consists of net losses and gains on Borrower Loans sold through the Whole Loan Channel, net of any incentives provided to investors at the time of sale. For the three and six months ended June 30, 2023, the decreases in (Loss) Gain on Sale of Borrower Loans from the corresponding periods in the prior year of $5.5 million and $8.3 million, respectively, were primarily due to additional incentives provided to whole loan investors, due to market volatility and incentives offered by competitors. These incentives resulted in $4.0 million and $7.2 million decreases for the three and six months ended June 30, 2023, respectively, as compared to the corresponding periods in 2022. Additionally, gains recognized on whole loan originations decreased $1.7 million and $1.0 million for the three and six months ended June 30, 2023, respectively, due to decreases in loans originated in these periods.
Other Revenues
Other Revenues has historically consisted primarily of incentive fees, which are earned from partner companies through our incentive programs. The $0.3 million and $0.5 million decreases in Other Revenues for the three and six months ended June 30, 2023, respectively, as compared to the corresponding periods in 2022, are primarily due to a decrease in these incentive fees, as we terminated an incentive program in June 2022.
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
Overall, the $0.1 million and $0.3 million increases in Net Interest Income for the three and six months ended June 30, 2023, as compared to the corresponding periods in 2022, are due to an increase in the outstanding principal balance of Borrower Loans and Notes during these periods.
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
The following table summarizes the fair value adjustments for the three and six month periods ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Borrower Loans	(10,250)	(7,477)	$(18,059)	$(11,891)
Notes	10,466	7,916	17,895	12,157
Total	$216	$439	$(164)	$266
In general, the decrease in net revenues from Change in Fair Value of Financial Instruments for the three and six months ended June 30, 2023, as compared to the corresponding periods in 2022, are reflective of increased interest rates during these periods.
Expenses
The following table summarizes our expenses for the three and six month periods ended June 30, 2023 and 2022 (in thousands, except percentages):

	Three Months Ended June 30,
	2023	2022	Change	% Change
Expenses:
Administration Fee - Related Party	$14,601	$19,372	$(4,771)	(25)%
Servicing	1,990	1,874	116	6%
General and Administrative	—	158	(158)	(100)%
Total Expenses	$16,591	$21,404	$(4,813)	(22)%

	Six Months Ended June 30,
	2023	2022	Change	% Change
Expenses:
Administration Fee - Related Party	$29,843	$33,807	$(3,964)	(12)%
Servicing	3,730	3,522	208	6%
General and Administrative	1	296	(295)	(100)%
Total Expenses	$33,574	$37,625	$(4,051)	(11)%
Administration Fee - Related Party
Pursuant to our Administration Agreement with PMI, PMI manages the marketplace on our behalf. Accordingly, each month we are required to pay PMI (a) a corporate administration fee of $500,000 per month, (b) a fee for each Borrower Loan originated through the marketplace, (c) 62.5% of all Servicing Fees collected by us or on our behalf and (d) all nonsufficient funds fees collected by us or on our behalf. In general, the Administrative Fee Expense will not fluctuate directly in line with the Administrative Fee Revenue due to both the flat corporate administrative fee, as well as the fact that we pay fees for three different services, but receive a fee based only on the number of loans listed on the platform.
The decreases in Administration Fee - Related Party expense of $4.8 million and $4.0 million for the three and six months ended June 30, 2023, respectively, as compared to the same periods in 2022, are due primarily to a drop in the number of Borrower Loans originated through the marketplace during these periods, which contributed $6.5 million and $7.7 million decreases, respectively. These decreases were partially offset by the increases in Servicing Fees, Net, discussed above, which resulted in $1.7 million and $3.4 million increases in Administration Fee - Related Party for the three months ended June 30, 2023 and 2022, respectively.

Servicing
Servicing costs consist primarily of vendor and borrower costs, as well as depreciation of internal-use software associated with servicing Borrower Loans. The increases in Servicing costs for the three and six months ended June 30, 2023, as compared to the corresponding periods in 2022, are due primarily to increased internal-use software amortization, due to the release of various platform features over the previous year.
General and Administrative
General and Administrative costs consist primarily of bank service charges and professional fees. These costs are not significant for the three and six months ended June 30, 2023.
LIQUIDITY AND CAPITAL RESOURCES
We anticipate that our available funds and cash flow from operations will be sufficient to meet our operational cash needs for at least the next 12 months.
The following table summarizes our cash flow activities for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022
Net (Loss) Income	$(50)	$3,982

Net Cash (Used in) Provided by Operating Activities	(7,938)	11,581
Net Cash Used in Investing Activities	(35,246)	(49,342)
Net Cash Provided by Financing Activities	29,678	46,580
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(13,506)	8,819
Cash, Cash Equivalents and Restricted Cash at the beginning of the period	97,849	167,876
Cash, Cash Equivalents and Restricted Cash at the end of the period	$84,343	$176,695

Cash, Cash Equivalents and Restricted Cash decreased $13.5 million for the six months ended June 30, 2023, based on the following components:
Operating Activities: $7.9 million was used in operating activities, driven by cash used in working capital of $10.9 million, primarily due to the timing of payments to PMI and investors, partially offset by net loss, net of non-cash adjustments of $2.9 million.
Investing Activities: $35.2 million was used in investing activities, due to $125.8 million in purchases of Borrower Loans and $3.8 million in purchases of property and equipment, partially offset by $94.4 million of principal payments under Borrower Loans.
Financing Activities: $29.7 million was provided by financing activities, due to $123.5 million in proceeds from the issuance of Notes, at Fair Value, partially offset by $93.9 million in payments for Notes, at Fair Value.
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

Income Taxes
We incurred no income tax expense for the six months ended June 30, 2023 and 2022. We are a US disregarded entity for income tax purposes and our income and loss is included in the return of our parent, PMI. Given PMI’s history of taxable losses, it is difficult to accurately forecast how Prosper’s and our results will be affected by the realization and use of net operating loss carry forwards.
Off-Balance Sheet Arrangements
As a result of retaining servicing rights on the sale of Borrower Loans, we are a variable interest holder in certain special purposes entities that purchase these Borrower Loans. None of these special interest entities are consolidated as we are not the primary beneficiary. Otherwise as of June 30, 2023, we have not engaged in any off-balance sheet financing activities.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND INTEREST RATE RISK
PROSPER MARKETPLACE, INC.
Market Risk
Market risk is the risk of loss to future earnings, values, or future cash flows that may result from changes in financial market prices and interest rates.
Through the Warehouse Lines we invest in Loans Held for Sale. Investments in interest-earning instruments carry a degree of interest rate risk. Changes in U.S. interest rates affect the market value of these Loans Held for Sale on our balance sheet. Our future investment income may fall short of expectations, or we may suffer a loss in principal if we are forced to sell Loans Held for Sale that have declined in market value due to changes in interest rates, loss assumptions or overall market conditions. Recent interest rate increases, due in part to ongoing inflation, may increase the risks of our investments in Loans Held for Sale, and additional fluctuations in interest rates may exacerbate such risks. Changes in the market value of Loans Held for Sale are recorded on the Consolidated Statement of Operations. The fair value of Loans Held for Sale was $517.8 million and $499.8 million as of June 30, 2023, and December 31, 2022, respectively.
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
We are also exposed to variable interest rate risk under the debt from the Warehouse Lines, which had an outstanding balance of $474.7 million and $446.8 million as of June 30, 2023, and December 31, 2022, respectively. To reduce the impact of large fluctuations in interest rates, we hedged a portion of our interest rate risk by entering into a derivative agreement with a financial institution, which is currently in the money. The derivative agreement that we use to manage the risk associated with fluctuations in interest rates may not be able to eliminate the exposure to these changes. Interest rates are sensitive to numerous factors outside of our control, such as government and central bank monetary policy in the United States. Depending on the size of the exposures and the relative movements of interest rates, if we choose not to hedge or fail to effectively hedge our exposure, we could experience a material adverse effect on our results of operations and financial condition.
We had cash and cash equivalents of $43.8 million and $83.4 million as of June 30, 2023, and December 31, 2022, respectively. These amounts were held in various unrestricted deposits with highly rated financial institutions and short-term, highly liquid marketable securities which may include money market funds, U.S. Treasury securities, and U.S. agency securities. Cash and Cash Equivalents are held for working capital purposes. Due to their short-term nature, Prosper believes that it does not have any material exposure to changes in the fair value of these liquid investments as a result of changes in interest rates. Decreases in short-term interest rates will moderately reduce interest income on these Cash and Cash Equivalents. Increases in short-term interest rates will moderately increase the interest income earned on the Cash and Cash Equivalents.
Interest Rate Sensitivity
As more fully described in Note 7, Fair Value of Assets and Liabilities, of Prosper's condensed consolidated financial statements attached to this Quarterly Report on Form 10-Q, the combined fair value of Borrower Loans and Loans Held for

Sale is $852.0 million as of June 30, 2023, determined using a weighted-average discount rate of 8.29%. The combined fair value of Borrower Loans and Loans Held for Sale was $820.4 million as of December 31, 2022, determined using a weighted-average discount rate of 6.72%. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $8.4 million and $8.3 million in the fair value of PMI’s investment in Borrower Loans and Loans Held for Sale as of June 30, 2023, and December 31, 2022, respectively. A hypothetical 100 basis point decrease in interest rates would result in an increase of approximately $8.6 million and $8.6 million in the fair value of our investment in Borrower Loans and Loans Held for Sale as of June 30, 2023, and December 31, 2022, respectively. Any realized or unrealized gains or losses resulting from such interest rate change would be recorded in our statement of operations so long as we hold these Borrower Loans and Loans Held for Sale on our balance sheet.
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
Prosper Funding had Cash and Cash Equivalents of $4.7 million as of June 30, 2023, and $6.3 million as of December 31, 2022. These amounts were held in various unrestricted deposits with highly rated financial institutions and short term, highly liquid marketable securities which may include money market funds, U.S. treasury securities and U.S. agency securities. Cash and cash equivalents are held for working capital purposes. Due to their short-term nature, Prosper Funding believes that it does not have any material exposure to changes in the fair value of these liquid investments as a result of changes in interest rates. Decreases in short-term interest rates will moderately reduce interest income on these cash and cash equivalents, while increases in short-term interest rates will moderately increase the interest income earned on these cash and cash equivalent balances.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Registrants’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are designed to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the SEC, and that such information is accumulated and communicated to management, including to each Registrant’s Principal Executive Officer (PEO) and Principal Financial Officer (PFO), to allow timely decisions regarding required disclosures. The management of each Registrant, with the participation of such Registrant’s PEO and PFO, has evaluated the effectiveness of such Registrant’s disclosure controls and procedures as of June 30, 2023. Based on this evaluation, each Registrant’s PEO and PFO have concluded that these disclosure controls and procedures were effective as of June 30, 2023.
Changes in Internal Control Over Financial Reporting
There were no changes in either Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, either Registrant’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
This Item should be read in conjunction with the disclosures contained in Part I, Item 3, “Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2022.

In March 2021, PMI and PFL accepted service of a complaint via email. PMI, PFL and Velocity Investments, LLC, an accounts receivable management company (“Velocity”), were each named in a purported class action lawsuit brought by two individual plaintiffs in the Circuit Court for Montgomery County, Maryland, filed on February 3, 2021 (the “Jones Litigation”). The complaint asserts, on behalf of the plaintiffs and the class members, claims for violation of certain Maryland state laws and seeks damages. The plaintiffs also seek a declaration of requirement for Maryland licensure and that PMI, PFL, and Velocity did not have the right to collect money from the plaintiffs and the class members on the loan accounts. The Jones Litigation was accompanied by a related petition to stay arbitration and demand declaratory judgement in the Circuit Court for Montgomery County, Maryland (the “Jones Petition”). On April 8, 2021, the Jones Litigation was removed to the United States District Court for the District of Maryland (the “Federal District Court”). In March 2021, a similar class action lawsuit, Khan v. Crown Asset Management LLC, was filed in the Circuit Court for Montgomery County, Maryland (the “Khan Litigation”) accompanied by a related petition to stay arbitration (the “Khan Petition”). Prosper was not a named defendant in the Khan Litigation or the Khan Petition. In May 2021, the Khan Litigation was removed to the Federal District Court. On July 15, 2021, plaintiff dismissed the Jones Petition but joined PMI, PFL, and Velocity to the Khan Petition (the “Combined Petition”). The Combined Petition was removed on July 29, 2021 to the Federal District Court. On March 21, 2022, the Federal District Court issued a ruling to compel arbitration in the Jones Litigation and the Khan Litigation, stay the Combined Petition, and combine all cases (the “Ruling to Compel Arbitration”). On April 4, 2023, the Federal District Court issued a ruling asserting jurisdiction over the Khan Litigation, denying plaintiffs’ motion for reconsideration of the Ruling to Compel Arbitration, and denying plaintiffs’ request for an interlocutory appeal. On May 22, 2022, the parties settled. The Combined Petition was subsequently dismissed with prejudice.
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

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PMI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 (1)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PMI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 (1)

31.3	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PFL’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 (1)

31.4	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PFL’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 (1)

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to PMI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 (1)

32.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to PFL’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 (1)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	Taxonomy Extension Calculation Linkbase Document

101.LAB	Taxonomy Extension Label Linkbase Document

101.PRE	Taxonomy Extension Presentation Linkbase Document

101.DEF	Taxonomy Extension Definition Linkbase Document

(1)	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSPER MARKETPLACE, INC.
PROSPER FUNDING LLC

August 10, 2023	/s/ David Kimball
David Kimball
Chief Executive Officer of Prosper Marketplace, Inc.
Chief Executive Officer of Prosper Funding LLC
(Principal Executive Officer)

August 10, 2023	/s/ Usama Ashraf
Usama Ashraf
President and Chief Financial Officer of Prosper Marketplace, Inc.
President, Chief Financial Officer and Treasurer of Prosper Funding LLC
(Principal Financial Officer)