Form 10-Q
period 2023-09-30
PROSPER MARKETPLACE, INC; Prosper Funding LLC
filed 2023-11-13
CIK 1416265, 1542574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

Commission File Number	Exact Name of Registrant as Specified in its Charter	I.R.S. Employer Identification Number
333-179941-01 333-204880 333-225797-01 333-257739-01	PROSPER MARKETPLACE, INC. a Delaware corporation 221 Main Street, 3rd Floor San Francisco, CA 94105 Telephone: (415) 593-5426	73-1733867

333-179941 333-204880-01 333-225797 333-257739	PROSPER FUNDING LLC a Delaware limited liability company 221 Main Street, 3rd Floor San Francisco, CA 94105 Telephone: (415) 593-5426	45-4526070
Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of Each Class	Name of Each Exchange on Which Registered
Prosper Marketplace, Inc.	None	None
Prosper Funding LLC	None	None

Securities registered pursuant to Section 12(g) of the Act:

Registrant	Title of Each Class	Name of Each Exchange on Which Registered
Prosper Marketplace, Inc.	None	None
Prosper Funding LLC	None	None

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
As of November 10, 2023, there were 76,722,111 shares of Prosper Marketplace, Inc. common stock outstanding. Prosper Funding LLC does not have any common stock outstanding.
THIS COMBINED FORM 10-Q IS SEPARATELY FILED BY PROSPER MARKETPLACE, INC. AND PROSPER FUNDING LLC. INFORMATION CONTAINED HEREIN RELATING TO ANY INDIVIDUAL REGISTRANT IS FILED BY SUCH REGISTRANT ON ITS OWN BEHALF. EACH REGISTRANT MAKES NO REPRESENTATION AS TO INFORMATION RELATING TO THE OTHER REGISTRANT.

Except as the context requires otherwise, as used herein, “Registrants” refers to Prosper Marketplace, Inc. (“PMI”), a Delaware corporation, and its wholly owned subsidiary, Prosper Funding LLC (“PFL”), a Delaware limited liability company; “we,” “us,” “our,” “Prosper,” and the “Company” refer to PMI and its wholly owned subsidiaries, PFL, BillGuard, Inc. (“BillGuard”), a Delaware corporation, Prosper Healthcare Lending LLC (“PHL”), a Delaware limited liability company, Prosper Warehouse I Trust (“PWIT”), a Delaware statutory trust, Prosper Warehouse II Trust (“PWIIT,” terminated September 25, 2023), a Delaware statutory trust, Prosper Marketplace Issuance Trust, Series 2023-1 (“PMIT 2023-1”), Prosper Grantor Trust (“PGT”), a Delaware statutory trust, on a consolidated basis; and “Prosper Funding” refers to PFL and its wholly owned subsidiary, Prosper Depositor LLC, a Delaware limited liability company, on a consolidated basis. In addition, the unsecured personal loans originated through our marketplace are referred to as “Borrower Loans,” and the borrower payment dependent notes issued through our marketplace, whether issued by PMI or PFL, are referred to as “Notes.” Investors currently invest in Borrower Loans through two channels: (i) the “Note Channel,” which allows investors to purchase Notes from PFL, the payments of which are dependent on the payments made on the corresponding Borrower Loan; and (ii) the “Whole Loan Channel,” which allows accredited and institutional investors to purchase Borrower Loans in their entirety directly from PFL. The Notes available to Note Channel investors are distinguishable from notes held by certain third party investors pursuant to Prosper’s securitization transactions, which are referred to herein as “Notes Issued by Securitization Trust.” Finally, although historically the Company has referred to investors as “lender members,” PFL calls them “investors” herein to avoid confusion since WebBank is the lender for Borrower Loans originated through our marketplace.

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

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Prosper Marketplace, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except for share and per share amounts)

	September 30, 2023	December 31, 2022
Assets:
Cash and Cash Equivalents	$39,524	$83,446
Restricted Cash (1)	97,846	113,163
Accounts Receivable	5,959	3,462
Loans Held for Sale, at Fair Value (1)	191,566	499,765
Borrower Loans, at Fair Value	592,229	320,642
Property and Equipment, Net	41,130	38,814
Prepaid and Other Assets (1)	20,746	9,208
Credit Card Derivative	28,066	10,782
Servicing Assets	13,110	12,562
Goodwill	36,368	36,368
Intangible Assets, Net	112	192
Total Assets	$1,066,656	$1,128,404
Liabilities, Convertible Preferred Stock and Stockholders' Deficit:
Accounts Payable and Accrued Liabilities	$37,532	$37,254
Payable to Investors	62,698	85,312
Notes, at Fair Value	329,601	318,704
Notes Issued by Securitization Trust (1)	248,335	—
Warehouse Lines (1)	188,881	446,762
Term Loan	74,799	73,407
Other Liabilities	33,123	28,258
Convertible Preferred Stock Warrant Liability	210,776	166,346
Total Liabilities	$1,185,745	$1,156,043
Commitments and Contingencies (Note 17)
Convertible Preferred Stock – $0.01 par value; 444,760,848 shares authorized as of September 30, 2023 and December 31, 2022; 209,613,570 issued and outstanding as of September 30, 2023 and December 31, 2022. Aggregate liquidation preference of $370,456 as of September 30, 2023 and December 31, 2022.	$322,748	$322,748
Less: Convertible Preferred Stock Held by Consolidated VIE (Note 13), 51,247,915 shares issued and outstanding as of September 30, 2023 and December 31, 2022	(2,381)	(2,381)
Stockholders' Deficit:
Common Stock – $0.01 par value; 625,000,000 shares authorized; 77,634,473 shares issued and 76,698,538 shares outstanding, as of September 30, 2023; 75,223,850 shares issued and 74,287,915 shares outstanding, as of December 31, 2022	291	267
Additional Paid-In Capital	160,243	158,814
Less: Treasury Stock	(23,417)	(23,417)
Accumulated Deficit	(576,573)	(483,670)
Total Stockholders' Deficit	$(439,456)	$(348,006)
Total Liabilities, Convertible Preferred Stock and Stockholders' Deficit	$1,066,656	$1,128,404
(1) Includes amounts in consolidated variable interest entities (VIEs) presented separately in the table below.
The following table presents the assets and liabilities of consolidated variable interest entities (VIEs), which are included in the Condensed Consolidated Balance Sheets above. The assets in the table below may only be used to settle obligations of consolidated VIEs and are in excess of those obligations. Additionally, the assets and liabilities in the table below include third-party assets and liabilities of consolidated VIEs only and exclude intercompany balances that eliminate in consolidation. Refer to Note 7, Securitizations, and Note 11, Debt, to the notes to the condensed consolidated financial statements for additional information.

	September 30, 2023	December 31, 2022
Assets of consolidated VIEs, included in total assets above:
Restricted Cash	$26,498	$11,838
Loans Held for Sale, at Fair Value	191,566	499,765
Borrower Loans, at Fair Value	257,084	—
Prepaid and Other Assets	1,830	3,210
Total assets of consolidated variable interest entities	$476,978	$514,813
Liabilities of consolidated VIEs, included in total liabilities above:
Notes Issued by Securitization Trust	$248,335	$—
Warehouse Lines	188,881	446,762
Other liabilities	600	—
Total liabilities of consolidated variable interest entities	$437,816	$446,762

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Marketplace, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except for share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Operating Revenues:
Transaction Fees, Net	$28,946	$50,778	$93,960	$120,249
Servicing Fees, Net	3,942	4,153	13,012	11,514
(Loss) Gain on Sale of Borrower Loans	(2,956)	(1,145)	(6,322)	3,886
Other Revenues	1,633	1,542	4,556	5,067
Total Operating Revenues	31,565	55,328	105,206	140,716
Interest Income (Expense):
Interest Income on Borrower Loans and Loans Held for Sale	29,388	22,351	88,773	61,013
Interest Expense on Financial Instruments	(25,208)	(15,609)	(69,771)	(41,479)
Total Interest Income, Net	4,180	6,742	19,002	19,534
Change in Fair Value of Financial Instruments	(2,545)	(1,660)	(19,105)	(5,986)
Total Net Revenue	33,200	60,410	105,103	154,264
Expenses:
Origination and Servicing	10,877	16,238	35,494	41,277
Sales and Marketing	12,480	26,158	41,608	62,243
General and Administrative	21,876	21,055	69,158	61,035
Change in Fair Value of Convertible Preferred Stock Warrants	16,706	(11,374)	44,430	(88,860)
Interest Expense on Term Loan	3,202	—	9,023	—
Gain on Forgiveness of PPP Loan (Note 11)	—	—	—	(8,604)
Other Income, Net	(834)	(308)	(1,783)	(805)
Total Expenses	64,307	51,769	197,930	66,286
Net (Loss) Income Before Taxes	(31,107)	8,641	(92,827)	87,978
Income Tax Benefit (Expense)	64	(20)	(76)	(60)
Net (Loss) Income	$(31,043)	$8,621	$(92,903)	$87,918
Less: Net Income Allocated to Participating Securities	—	(5,772)	—	(59,054)
Net (Loss) Income Attributable to Common Stockholders	$(31,043)	$2,849	$(92,903)	$28,864
Net (Loss) Income Per Share – Basic	$(0.41)	$0.04	$(1.22)	$0.40
Net (Loss) Income Per Share – Diluted	$(0.41)	$0.01	$(1.22)	$0.08
Weighted Average Shares – Basic	76,617,924	73,731,925	75,866,061	73,010,111
Weighted Average Shares – Diluted	76,617,924	341,959,266	75,866,061	348,703,804

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Marketplace, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit (Unaudited)
(in thousands, except for share amounts)

	Convertible Preferred Stock		Convertible Preferred Stock Held by Consolidated VIE		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2023	209,613,570	322,748	(51,247,915)	(2,381)	79,465,150	267	(5,177,235)	(23,417)	158,814	(483,670)	(348,006)
Exercise of vested stock options	—	—	—	—	2,410,623	24	—	—	81	—	105
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,348	—	1,348
Net loss	—	—	—	—	—	—	—	—	—	(92,903)	(92,903)
Balance as of September 30, 2023	209,613,570	$322,748	(51,247,915)	$(2,381)	81,875,773	$291	(5,177,235)	$(23,417)	$160,243	$(576,573)	$(439,456)

	Convertible Preferred Stock		Convertible Preferred Stock Held by Consolidated VIE		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2022	209,613,570	322,748	(51,247,915)	(2,381)	77,331,229	245	(5,177,235)	(23,417)	$157,256	$(554,252)	$(420,168)
Exercise of vested stock options	—	—	—	—	1,860,480	19	—	—	27	—	46
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,451	—	1,451
Net income	—	—	—	—	—	—	—	—	—	87,918	87,918
Balance as of September 30, 2022	209,613,570	$322,748	(51,247,915)	$(2,381)	79,191,709	$264	(5,177,235)	$(23,417)	$158,734	$(466,334)	$(330,753)

	Convertible Preferred Stock		Convertible Preferred Stock Held by Consolidated VIE		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2023	209,613,570	322,748	(51,247,915)	(2,381)	79,465,150	267	(5,177,235)	(23,417)	158,814	(483,670)	(348,006)
Exercise of vested stock options	—	—	—	—	1,147,009	11	—	—	16	—	27
Stock-based compensation expense	—	—	—	—	—	—	—	—	415	—	415
Net loss	—	—	—	—	—	—	—	—	—	(9,090)	(9,090)
Balance as of March 31, 2023	209,613,570	322,748	(51,247,915)	(2,381)	80,612,159	278	(5,177,235)	(23,417)	159,245	(492,760)	(356,654)
Exercise of vested stock options	—	—	—	—	1,166,002	12	—	—	33	—	45
Stock-based compensation expense	—	—	—	—	—	—	—	—	451	—	451
Net loss	—	—	—	—	—	—	—	—	—	(52,770)	(52,770)
Balance as of June 30, 2023	209,613,570	322,748	(51,247,915)	(2,381)	81,778,161	290	(5,177,235)	(23,417)	159,729	(545,530)	(408,928)
Exercise of vested stock options	—	—	—	—	97,612	1	—	—	32	—	33
Stock-based compensation expense	—	—	—	—	—	—	—	—	482	—	482
Net loss	—	—	—	—	—	—	—	—	—	(31,043)	(31,043)
Balance as of September 30, 2023	209,613,570	$322,748	(51,247,915)	$(2,381)	81,875,773	$291	(5,177,235)	$(23,417)	$160,243	$(576,573)	$(439,456)

	Convertible Preferred Stock		Convertible Preferred Stock Held by Consolidated VIE		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2022	209,613,570	$322,748	(51,247,915)	$(2,381)	77,331,229	$245	(5,177,235)	$(23,417)	$157,256	$(554,252)	$(420,168)
Exercise of vested stock options	—	—	—	—	339,867	4	—	—	4	—	8
Stock-based compensation expense	—	—	—	—	—	—	—	—	341	—	341
Net income	—	—	—	—	—	—	—	—	—	36,632	36,632
Balance as of March 31, 2022	209,613,570	$322,748	(51,247,915)	$(2,381)	77,671,096	$249	(5,177,235)	$(23,417)	$157,601	$(517,620)	$(383,187)
Exercise of vested stock options	—	—	—	—	1,105,680	11	—	—	16	—	27
Stock-based compensation expense	—	—	—	—	—	—	—	—	554	—	554
Net income	—	—	—	—	—	—	—	—	—	42,665	42,665
Balance as of June 30, 2022	209,613,570	$322,748	(51,247,915)	$(2,381)	78,776,776	$260	(5,177,235)	$(23,417)	$158,171	$(474,955)	$(339,941)
Exercise of vested stock options	—	—	—	—	414,933	4	—	—	7	—	11
Stock-based compensation expense	—	—	—	—	—	—	—	—	556	—	556
Net Income	—	—	—	—	—	—	—	—	—	8,621	8,621
Balance as of September 30, 2022	209,613,570	$322,748	(51,247,915)	$(2,381)	79,191,709	$264	(5,177,235)	$(23,417)	$158,734	$(466,334)	$(330,753)

The accompanying notes are an integral part of these consolidated financial statements.

Prosper Marketplace, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from Operating Activities:
Net (Loss) Income	$(92,903)	$87,918
Adjustments to Reconcile Net Loss to Net Cash (Used in) Provided by Operating Activities:
Change in Fair Value of Financial Instruments	19,105	5,986
Depreciation and Amortization	8,223	8,218
Amortization of Operating Lease Right-of-use Asset	1,877	2,652
Gain on Termination of Operating Lease Right-of-use Asset	—	(88)
Gain on Sales of Borrower Loans	(7,157)	(9,888)
Change in Fair Value of Servicing Rights	10,473	6,510
Stock-Based Compensation Expense	1,185	1,295
Change in Fair Value of Convertible Preferred Stock Warrants	44,430	(88,860)
Gain on Forgiveness of PPP Loan	—	(8,604)
Accrual of Payment-in-kind Interest on Term Loan	1,203	—
Other, Net	(319)	37
Changes in Operating Assets and Liabilities:
Purchase of Loans Held for Sale at Fair Value	(1,527,549)	(2,271,312)
Proceeds from Sales and Principal Payments of Loans Held for Sale at Fair Value	1,540,456	2,100,314
Accounts Receivable	(2,497)	(1,211)
Prepaid and Other Assets	(10,117)	(2,469)
Credit Card Derivative	(270)	1,364
Accounts Payable and Accrued Liabilities	1,097	15,082
Payable to Investors	(22,614)	(15,774)
Other Liabilities	917	1,604
Net Cash Used in Operating Activities	(34,460)	(167,226)
Cash Flows from Investing Activities:
Purchase of Borrower Loans Held at Fair Value	(182,119)	(214,271)
Proceeds from Sales and Principal Payments of Borrower Loans Held at Fair Value	142,714	158,032
Purchases of Property and Equipment	(12,121)	(10,055)
Net Cash Used in Investing Activities	(51,526)	(66,294)
Cash Flows from Financing Activities:
Proceeds from Issuance of Notes Held at Fair Value	180,012	214,107
Payments of Notes Held at Fair Value	(141,625)	(158,105)
Proceeds from Issuance of Securitized Notes (Note 7)	250,657	—
Proceeds from Warehouse Lines	48,478	144,700
Principal Payments on Warehouse Lines	(82,374)	—
Extinguishment of PWIIT Warehouse Line (Note 11)	(223,969)	—
Payments of Debt Issuance Costs	(4,537)	—
Proceeds from Exercise of Stock Options	105	46
Net Cash Provided by Financing Activities	26,747	200,748
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(59,239)	(32,772)
Cash, Cash Equivalents and Restricted Cash at Beginning of the Period	196,609	235,625
Cash, Cash Equivalents and Restricted Cash at End of the Period	$137,370	$202,853

	Nine Months Ended September 30,
	2023	2022
Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$74,536	$39,828
Cash Paid for Operating Leases Included in the Measurement of Lease Liabilities	2,769	4,350
Non-Cash Investing Activity- Accrual for Property and Equipment, Net	1,210	1,115
Non-Cash Financing Activity - Forgiveness of PPP Loan	—	8,604

Reconciliation to Amounts on Consolidated Balance Sheets:
Cash and Cash Equivalents	$39,524	$43,530
Restricted Cash	97,846	159,323
Total Cash, Cash Equivalents and Restricted Cash	$137,370	$202,853

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
PMI did not have any items of other comprehensive income or loss for any of the periods presented in the condensed consolidated financial statements as of and for the nine months ended September 30, 2023 and 2022.
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
Notes Issued by Securitization Trust are notes held by certain third-party investors pursuant to Prosper’s securitization transaction, and are distinguishable from the borrower payment dependent Notes available to investors through the Company’s Note Channel.
2. Summary of Significant Accounting Policies
Prosper’s significant accounting policies are included in Note 2, Summary of Significant Accounting Policies, in Prosper’s Annual Report on Form 10-K for the year ended December 31, 2022. There have been no changes to these accounting policies during the first nine months of 2023.
Fair Value Measurements
Financial instruments measured at fair value consist principally of Borrower Loans (Note 7), Loans Held for Sale (Note 4), Servicing Assets (Note 6), Credit Card Derivative (Note 5), Loan Trailing Fee Liabilities (Note 10), Debt (Note 11) and Convertible Preferred Stock Warrant Liability (Note 13). The estimated fair values of other financial instruments, including Cash and Cash Equivalents, Restricted Cash, Accounts Receivable, Accounts Payable and Accrued Liabilities, and Payable to Investors approximate their carrying values because of their short-term nature. The estimated fair values of the Term Loan and Warehouse Lines (Note 11) do not approximate their carrying values due primarily to differences in the stated and market rates associated with these instruments.
Refer to Note 8, Fair Value of Assets and Liabilities, for additional fair value disclosures.
Restricted Cash

Restricted cash consists primarily of cash deposits, money market funds and short-term certificate of deposit accounts held as collateral as required for loan funding and servicing activities, and cash that investors or Prosper have on the marketplace that has not yet been invested in Borrower Loans or disbursed to the investor.
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
Prosper uses Warehouse Lines to purchase Loans Held for Sale that may be subsequently contributed to securitization transactions or sold to investors. Loans Held for Sale are included in “Loans Held for Sale, at Fair Value” on the Consolidated Balance Sheets. See Note 11, Debt for more details on Warehouse Lines.
In September 2023, Prosper closed a securitization transaction (the “PMIT 2023-1 Transaction”) with personal loans previously funded through its PWIIT Warehouse Line. The newly formed securitization entity, PMIT 2023-1, issued notes acquired by third parties and residual certificates acquired by PMI (a majority owned affiliate of PFL, the sole sponsor of the securitization). PMIT 2023-1 is deemed a consolidated VIE, and as a result the Borrower Loans it holds are presented in “Borrower Loans, at Fair Value,” and the notes sold to third-party investors are included in “Notes Issued by Securitization Trust” on the accompanying condensed consolidated balance sheet. See Note 7, Securitizations, for additional disclosures.
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
Credit Card Derivative

The Company evaluated the terms of the Credit Card program agreement (the “Credit Card Program Agreement”) with Coastal Community Bank (“Coastal”) and determined that it contained features that met the definition of derivatives under Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging. These features are freestanding financial instruments (as defined under ASC 480, Distinguishing Liabilities from Equity), and have been valued separately as derivatives. A right of offset exists between the derivatives, and they are presented net on the accompanying consolidated balance sheets. Changes in the fair value of the Credit Card Derivative, as well as settled transactions from the Credit Card portfolio, are recorded in Change in Fair Value of Financial Instruments on the accompanying Condensed Consolidated Statements of Operations.
In August 2023, the Company executed an amendment to the Credit Card Program Agreement that, among other things, (a) increased the maximum outstanding Credit Card principal balance for Prosper Allocations from $200 million to $300 million, (b) funded a cash reserve account in the name of Coastal in connection with charge-off losses on receivables allocated to the Prosper, and (c) clarified various items from the original program agreement. As a result of (b), the Company reclassified approximately $9.3 million in Restricted Cash held in the reserve account to Prepaid and Other Assets on the accompanying condensed consolidated balance sheet.
Refer to Note 5, Credit Card, for additional details on revenues and expenses related to the Credit Card product.
Term Loan
Prosper entered into a Credit Agreement, which provided for a Term Loan with a third-party financial institution in November 2022, which is more fully described in Note 11. This Term Loan is carried at amortized cost, net of discounts and issuance costs, which are subsequently amortized to Interest Expense on Term Loan over the life of the underlying agreement.
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
3. Property and Equipment, Net
Property and Equipment consists of the following at the dates presented (in thousands):

	September 30, 2023	December 31, 2022
Internal-use software and website development costs	$56,250	$49,818
Operating lease right-of-use assets	23,548	27,051
Computer equipment	10,384	13,444
Leasehold improvements	6,827	7,157
Office equipment and furniture	2,935	2,810
Assets not yet placed in service	9,334	5,877
Property and equipment	109,278	106,157
Less: Accumulated depreciation and amortization	(68,148)	(67,343)
Total Property and Equipment, Net	$41,130	$38,814
Depreciation and amortization expense for Property and Equipment, Net for the three months ended September 30, 2023 and September 30, 2022 was $2.6 million and $2.9 million, respectively. Depreciation and amortization expense for Property and Equipment, Net for the nine months ended September 30, 2023 and September 30, 2022 was $8.1 million and $8.2 million, respectively. These charges are included in Origination and Servicing and General and Administrative expenses on the condensed consolidated statements of operations. PMI capitalized internal-use software and website development costs in the amount of $4.5 million and $2.8 million for the three months ended September 30, 2023 and September 30, 2022, respectively. PMI capitalized internal-use software and website development costs in the amount of $11.2 million and $8.1 million for the nine months ended September 30, 2023 and September 30, 2022, respectively. Additionally, disclosures around the operating lease right-of-use assets are included in Note 16.
4. Borrower Loans, Loans Held for Sale and Notes, at Fair Value
The aggregate principal balances outstanding and fair values of Borrower Loans, Loans Held for Sale, and Notes as of September 30, 2023 and December 31, 2022, are presented in the following table (in thousands):

	Borrower Loans		Loans Held for Sale		Notes
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Aggregate principal balance and interest outstanding	$623,466	$333,294	$201,456	$512,076	$351,465	$336,555
Fair value adjustments	(31,237)	(12,652)	(9,890)	(12,311)	(21,864)	(17,851)
Fair value	$592,229	$320,642	$191,566	$499,765	$329,601	$318,704
Borrower Loans
As of September 30, 2023, outstanding Borrower Loans had original terms to maturity of 24, 36, 48 or 60 months, had monthly payments with fixed interest rates ranging from 5.46% to 33.00%, and had various original maturity dates through September 2028. As of December 31, 2022, outstanding Borrower Loans had original terms to maturity of 24, 36, 48 or 60 months, had monthly payments with fixed interest rates ranging from 5.31% to 33.00%, and had various original maturity dates through December 2027.
As of September 30, 2023, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $3.8 million and a fair value of $0.5 million. As of December 31, 2022, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $2.7 million and a fair value of $0.3 million. Prosper places loans on non-accrual status when they are over 120 days past due. As of September 30, 2023 and December 31, 2022, Borrower Loans in non-accrual status had a fair value of $0.5 million and $0.3 million, respectively.
Loans Held for Sale
As of September 30, 2023, outstanding Loans Held for Sale had original terms to maturity of 24, 36, 48 or 60 months, had monthly payments with fixed interest rates ranging from 6.00% to 33.00% and had various original maturity dates through July 2028. As of December 31, 2022, outstanding Loans Held for Sale had original terms to maturity of either 24, 36, 48 or 60 months, had monthly payments with fixed interest rates ranging from 5.31% to 33.00% and had various original maturity dates through December 2027. Interest income earned on Loans Held for Sale by the Company was $14.8 million and $10.7 million for the three months ended September 30, 2023 and September 30, 2022, respectively, and 48.4 million and $27.7 million for the nine months ended September 30, 2023 and September 30, 2022, respectively.
As of September 30, 2023, Loans Held for Sale that were 90 days or more delinquent had an aggregate principal amount of $1.7 million and a fair value of $0.2 million. As of December 31, 2022, Loans Held for Sale that were 90 days or more delinquent had an aggregate principal amount of $2.1 million and a fair value of $0.2 million. Prosper places loans on non-accrual status when they are over 120 days past due. As of September 30, 2023 and December 31, 2022, Loans Held for Sale in non-accrual status had a fair value of $0.2 million and $0.2 million, respectively.
5. Credit Card
For the three months ended September 30, 2023 and 2022, the Company recognized $8.5 million and $3.0 million, respectively, of unrealized gains from fair value changes on the Credit Card Derivative. For the nine months ended September 30, 2023 and 2022, the Company recognized $17.3 million and $6.8 million, respectively, of unrealized gains from fair value changes on the Credit Card Derivative. Changes from settled transactions underlying the Credit Card Derivative, including income from debt sales on charged off balances, were gains of $0.7 million and $1.8 million for the three months ended September 30, 2023 and 2022, respectively, and a loss of $0.3 million and a gain of $2.4 million, for the nine months ended September 30, 2023 and 2022, respectively. These unrealized and settled gains and losses are included in Changes in Fair Value of Financial Instruments on the accompanying condensed consolidated statements of operations.
The Company records revenue from various fees generated from the Credit Card program, including interchange fees, annual fees and late fees, net of a portion of the interchange fees that must be remitted to Coastal. These fees are included in Transaction Fees, Net on the accompanying condensed consolidated statements of operations. For the three months ended September 30, 2023 and 2022, these fees totaled $5.2 million and $2.2 million, respectively, and for the nine months ended September, 2023 and 2022, these fees totaled $12.8 million and $3.7 million, respectively.
Under the program agreement, Prosper is responsible for servicing the entire underlying Credit Card portfolio. Coastal pays the Company a 1% per annum servicing fee on the daily outstanding balance of receivables designated as Coastal Allocations. To the extent these servicing fees do not exceed the market servicing rate a market participant would require to service the entire Credit Card portfolio, the Company records a servicing obligation liability and measures it at fair value through the servicing period. The net balance of this servicing obligation liability is included in Other Liabilities on the accompanying condensed consolidated balance sheets (Note 10). Changes in the fair value of the servicing obligation liability are recorded in Servicing Fees, Net on the accompanying condensed consolidated statements of operations, and totaled $1.8 million and $1.1 million for the three months ended September 30, 2023 and 2022, respectively, and $3.9 million and $2.4 million for the nine months ended September 30, 2023 and 2022, respectively.
6. Servicing Assets
Prosper accounts for Servicing Assets at their estimated fair values with changes in fair values recorded in Servicing Fees, Net on the accompanying condensed consolidated statement of operations. The initial asset or liability is recognized when Prosper sells Borrower Loans to unrelated third-party buyers through the Whole Loan Channel and the servicing rights are retained. The Servicing Assets are measured at fair value throughout the servicing period. The Company recognized a loss on the sale of such Borrower Loans in the amount of $3.0 million and $1.1 million for the three months ended September 30, 2023 and 2022, respectively, recorded in (Loss) Gain on Sale of Borrower Loans on the condensed consolidated statements of operations. The Company recognized a loss on the sale of such Borrower Loans in the amount of $6.3 million and a gain in the amount of $3.9 million for the nine months ended September 30, 2023 and 2022, respectively, recorded in (Loss) Gain on Sale of Borrower Loans on the condensed consolidated statements of operations.
As of September 30, 2023, Borrower Loans that were sold but for which Prosper retained servicing rights had a total outstanding principal balance of $3.2 billion, original terms to maturity of 24, 36, 48 or 60 months, monthly payments with fixed interest rates ranging from 5.31% to 33.00%, and various original maturity dates through September 2028. As of December 31, 2022, Borrower Loans that were sold but for which Prosper retained servicing rights had a total outstanding principal balance of $3.2 billion, original terms to maturity of either 24, 36, 48 or 60 months, monthly payments with fixed interest rates ranging from 5.31% to 33.00%, and various original maturity dates through December 2027.
Contractually-specified servicing fees and ancillary fees totaling $7.7 million and $7.8 million for the three months ended September 30, 2023 and 2022, respectively, and $23.6 million and $21.0 million for the nine months ended September 30, 2023 and 2022, respectively, are included in the condensed consolidated statements of operations in Servicing Fees, Net.
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
7.  Securitizations
In September 2023, Prosper closed the PMIT 2023-1 Transaction, a securitization of unsecured personal whole loans that were previously originated through Prosper’s marketplace platform. Based on the terms of the underlying agreements, the PWIIT Warehouse Line (see Note 11, Debt) agreed to contribute Borrower Loans with an aggregate outstanding principal balance of $275.9 million as of the established cutoff date of August 31, 2023, to the PMIT 2023-1 Transaction. On September

25, 2023, these Borrower Loans with an updated aggregate outstanding principal balance of approximately $266.1 million were contributed to the PMIT 2023-1 Transaction. PMIT 2023-1 issued notes and residual certificates to finance the purchase of the Borrower Loans. The notes were sold to third-party investors, and the residual certificates were acquired by PMI, as a majority-owned affiliate of the sole sponsor of the PMIT 2023-1 Transaction, PFL. In addition to the residual certificates, Prosper’s continued involvement includes loan servicing responsibilities over the life of the underlying loans.
PMIT 2023-1 is deemed a VIE, and the Company consolidates it as the primary beneficiary. Through Prosper’s role as the servicer, it has the power to direct the activities that most significantly affect the PMIT 2023-1 Transaction’s economic performance. Additionally, because the Company holds the residual certificates, it has a variable interest that could potentially be significant to PMIT 2023-1. In evaluating whether Prosper is the primary beneficiary, management considers both qualitative and quantitative factors regarding the nature, size and form of our involvement with PMIT 2023-1. Management assesses whether Prosper is the primary beneficiary of the VIE on an on-going basis. For PMIT 2023-1, the creditors have no recourse to the general credit of Prosper and the liabilities of the securitization trust can only be settled by PMIT 2023-1’s assets. Additionally, the assets of PMIT 2023-1 can be used only to settle obligations of PMIT 2023-1. Because Prosper consolidates the securitization trust, the Borrower Loans held in the securitization trust are included in “Borrower Loans, at Fair Value,” and the notes sold to third-party investors are presented in “Notes Issued by Securitization Trust” on the condensed consolidated balance sheets. Because Prosper holds 100% of the residual certificates issued by PMIT 2023-1, they eliminate through consolidation and are thus not presented on the condensed consolidated balance sheets.
The notes under PMIT 2023-1 were issued in five classes: Class A in the amount of $165.5 million, Class B in the amount of $25.4 million, Class C in the amount of $25.1 million, Class D in the amount of $22.3 million and Class E in the amount of $13.1 million (collectively, the “2023-1 Notes”). The Class A, Class B, Class C, Class D and Class E notes bear interest at fixed rates of 7.06%, 7.48%, 8.29%, 11.24% and 15.49%, respectively. Principal and interest payments began in October 2023 and are payable monthly. These notes are recorded at amortized cost, net of original issue discounts totaling approximately $0.8 million. These discounts, along with debt issuance costs incurred of $2.7 million, are deferred and amortized into interest expense over the contractual lives of the notes using the effective interest method. The notes held by third-party investors, along with unamortized original issue discounts and debt issuance costs, are aggregated and presented as “Notes Issued by Securitization Trust” on the condensed consolidated balance sheet. As of September 30, 2023, the outstanding principal and accrued interest of these notes was $251.8 million, secured by an aggregate outstanding principal balance of $265.0 million of borrower loans included in “Borrower Loans, at Fair Value” on the condensed consolidated balance sheets, and approximately $15.0 million in cash collections held in collateral and reserve accounts included in “Restricted Cash” on the condensed consolidated balance sheets.

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
The Convertible Preferred Stock Warrant Liability is valued using a Black-Scholes option pricing model. Refer to Note 13 for further details.

The following tables present the fair value hierarchy for assets and liabilities measured at fair value (in thousands):

September 30, 2023	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Loans Held for Sale at Fair Value	$—	$—	$191,566	$191,566
Borrower Loans, at Fair Value	—	—	592,229	592,229
SOFR rate swaption (Note 11)	—	797	—	797
Servicing Assets	—	—	13,110	13,110
Credit Card Derivative (Note 5)	—	—	28,066	28,066
Total Assets	$—	$797	$824,971	$825,768
Liabilities:
Notes, at Fair Value	$—	$—	$329,601	$329,601
Convertible Preferred Stock Warrant Liability	—	—	210,776	210,776
Loan Trailing Fee Liability (Note 10)	—	—	3,182	3,182
Credit Card servicing obligation liability (Note 5)	—	—	7,584	7,584
Total Liabilities	$—	$—	$551,143	$551,143

December 31, 2022	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Loans Held for Sale at Fair Value	$—	$—	$499,765	$499,765
Borrower Loans, at Fair Value	—	—	320,642	320,642
LIBOR rate swaption (Note 11)	—	1,289	—	1,289
Servicing Assets	—	—	12,562	12,562
Credit Card Derivative (Note 5)	$—	$—	10,782	10,782
Total Assets	$—	$1,289	$843,751	$845,040
Liabilities:
Notes, at Fair Value	$—	$—	$318,704	$318,704
Convertible Preferred Stock Warrant Liability	—	—	166,346	166,346
Loan Trailing Fee Liability (Note 10)	—	—	3,290	3,290
Credit Card servicing obligation liability (Note 5)	$—	$—	3,720	3,720
Total Liabilities	$—	$—	$492,060	$492,060

As PMI’s Borrower Loans, Loans Held for Sale, Notes, Convertible Preferred Stock Warrant Liability, Servicing Assets and Liability, Credit Card Derivative and loan trailing fee liability do not trade in an active market with readily observable prices, the Company uses significant unobservable inputs to measure the fair value of these assets and liabilities. Financial instruments are categorized in the Level 3 valuation hierarchy based on the significance of unobservable factors in the overall fair value measurement. These fair value estimates may also include observable, actively quoted components derived from external sources. As a result, gains and losses for assets and liabilities within the Level 3 category may include changes in fair value that were attributable to both observable and unobservable inputs. Prosper did not transfer any assets or liabilities in or out of Level 3 for the nine months ended September 30, 2023 and September 30, 2022.

Significant Unobservable Inputs
The following tables present quantitative information about the ranges of significant unobservable inputs used for the Company’s Level 3 fair value measurements at September 30, 2023 and December 31, 2022:

Range
Borrower Loans, Loans Held for Sale and Notes:	September 30, 2023	December 31, 2022
Discount rate	6.4% - 13.7%	5.4% - 13.2%
Default rate	1.5% - 18.9%	1.8% - 18.7%

Range
Servicing Assets:	September 30, 2023	December 31, 2022
Discount rate	15.0% - 25.0%	15.0% - 25.0%
Default rate	1.8% - 19.1%	2.0% - 19.3%
Prepayment rate	11.2% - 29.7%	14.2% - 28.0%
Market servicing rate (1) (2)	0.633% - 0.842%	0.648% - 0.842%
(1) Servicing assets associated with loans enrolled in a relief program offered by the Company as of September 30, 2023 and December 31, 2022 were measured using a market servicing rate assumption of 84.2 basis points. This rate was estimated using a multiplier consistent with observable market rates for other loan types, applied to the base market servicing rate assumption.
(2) Excludes collection fees that would be passed on to a hypothetical third-party servicer. As of September 30, 2023 and December 31, 2022, the market rate for collection fees and non-sufficient fund fees was assumed to be 6 basis points and 6 basis points, respectively, for a total market servicing rate range of 69.3 - 90.2 basis points and 70.8 - 90.2 basis points, respectively.

Range
Loan Trailing Fee Liability:	September 30, 2023	December 31, 2022
Discount rate	15.0% - 25.0%	15.0% - 25.0%
Default rate	1.8% - 19.1%	2.0% - 19.3%
Prepayment rate	11.2% - 29.7%	14.2% - 28.0%

Ranges of inputs are not applied to the Credit Card Derivative and Credit Card servicing obligation liability, as they are valued at the portfolio level. Refer below for a summary of the significant unobservable inputs associated with those Level 3 fair value measurements.
At September 30, 2023 and December 31, 2022, the discounted cash flow methodology used to estimate the Notes fair values used the same projected cash flows as the related Borrower Loans.
Changes in Level 3 Fair Value Assets and Liabilities on a Recurring Basis
The following tables present additional information about Level 3 Borrower Loans, Loans Held for Sale and Notes measured at fair value on a recurring basis (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets		Liabilities
	Borrower Loans	Loans Held For Sale	Notes	Total
Balance at January 1, 2023	$320,642	$499,765	$(318,704)	$501,703
Purchase of Borrower Loans/Issuance of Notes	182,119	1,527,549	(180,012)	1,529,656
Principal repayments	(140,520)	(190,303)	141,625	(189,198)
Borrower Loans sold to third parties	(3,280)	(1,349,067)	—	(1,352,347)
Other changes	2,850	(2,189)	(619)	42
Change in fair value	(29,233)	(34,538)	28,109	(35,662)
Transfer of Loans Held for Sale to Borrower Loans upon PMIT 2023-1 Transaction, at Fair Value	259,651	(259,651)	—	—
Balance at September 30, 2023	$592,229	$191,566	$(329,601)	$454,194

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets		Liabilities
	Borrower Loans	Loans Held for Sale	Notes	Total
Balance at January 1, 2022	$267,626	$243,170	$(265,985)	$244,811
Purchase of Borrower Loans/Issuance of Notes	214,271	2,271,312	(214,107)	2,271,476
Principal repayments	(156,706)	(130,667)	158,105	(129,268)
Borrower Loans sold to third parties	(1,326)	(1,969,647)	—	(1,970,973)
Other changes	216	936	(320)	832
Change in fair value	(21,110)	(16,895)	21,228	(16,777)
Balance at September 30, 2022	$302,971	$398,209	$(301,079)	$400,101

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets		Liabilities
	Borrower Loans	Loans Held For Sale	Notes	Total
Balance at July 1, 2023	$334,259	$517,781	$(330,747)	$521,293
Purchase of Borrower Loans/Issuance of Notes	56,323	428,688	(56,468)	428,543
Principal repayments	(48,158)	(61,048)	47,759	(61,447)
Borrower Loans sold to third parties	(1,326)	(420,494)	—	(421,820)
Other changes	2,654	(2,763)	(359)	(468)
Change in fair value	(11,174)	(10,947)	10,214	(11,907)
Transfer of Loans Held for Sale to Borrower Loans upon PMIT 2023-1 Transaction, at Fair Value	259,651	(259,651)	—	—
Balance at September 30, 2023	$592,229	$191,566	$(329,601)	$454,194

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets		Liabilities
	Borrower Loans	Loans Held For Sale	Notes	Total
Balance at July 1, 2022	$301,893	$312,693	$(300,521)	$314,065
Purchase of Borrower Loans/Issuance of Notes	70,486	978,664	(69,797)	979,353
Principal repayments	(59,750)	(47,487)	60,375	(46,862)
Borrower Loans sold to third parties	(502)	(838,774)	—	(839,276)
Other changes	64	575	(207)	432
Change in fair value	(9,220)	(7,462)	9,071	(7,611)
Balance at September 30, 2022	$302,971	$398,209	$(301,079)	$400,101

The following tables present additional information about Level 3 Servicing Assets measured at fair value on a recurring basis for the three and nine month periods ending September 30, 2023 and 2022 (in thousands):

Servicing Assets
Balance at January 1, 2023	$12,562
Additions	7,157
Less: Changes in fair value	(6,609)
Balance at September 30, 2023	$13,110

Servicing Assets
Balance at January 1, 2022	$8,761
Additions	9,888
Less: Changes in fair value	(6,380)
Balance at September 30, 2022	$12,269

Servicing Assets
Balance at July 1, 2023	$12,833
Additions	2,290
Less: Changes in fair value	(2,013)
Balance at September 30, 2023	$13,110

Servicing Assets
Balance at July 1, 2022	$10,323
Additions	4,211
Less: Changes in fair value	(2,265)
Balance at September 30, 2022	$12,269
The following tables present additional information about the Level 3 Credit Card derivative measured at fair value on a recurring basis for the three and nine month periods ending September 30, 2023 and 2022 (in thousands):

Credit Card Derivative
Balance at January 1, 2023	$10,782
Changes in fair value	17,284
Net losses from settled transactions	(270)
Add: Net payments made	270
Balance at September 30, 2023	$28,066

Credit Card Derivative
Balance at January 1, 2022	$7
Changes in fair value	6,839
Net gains from settled transactions	2,355
Add: Net payments made	(1,364)
Balance at September 30, 2022	$7,837

Credit Card Derivative
Balance at July 1, 2023	$19,542
Changes in fair value	8,524
Net gains from settled transactions	749
Less: Net payments received	(749)
Balance at September 30, 2023	$28,066

Credit Card Derivative
Balance at July 1, 2022	$4,861
Changes in fair value	2,976
Net gains from settled transactions	1,779
Add: Net payments made	(1,779)
Balance at September 30, 2022	$7,837
The following tables present additional information about the Level 3 Credit Card servicing obligation liability measured at fair value on a recurring basis for the three and nine month periods ending September 30, 2023 and 2022 (in thousands):

Credit Card Servicing Obligation Liability
Fair Value at January 1, 2023	$3,720
Change in fair value	3,864
Balance at September 30, 2023	$7,584

Credit Card Servicing Obligation Liability
Fair Value at January 1, 2022	$—
Change in fair value	2,381
Balance at September 30, 2022	$2,381

Credit Card Servicing Obligation Liability
Fair Value at July 1, 2023	$5,769
Change in fair value	1,815
Balance at September 30, 2023	$7,584

Credit Card Servicing Obligation Liability
Fair Value at July 1, 2022	$1,246
Change in fair value	1,135
Balance at September 30, 2022	$2,381
The following tables present additional information about the Level 3 Convertible Preferred Stock Warrant Liability measured at fair value on a recurring basis for the three and nine month periods ending September 30, 2023 and 2022 (in thousands):

Convertible Preferred Stock Warrant Liability
Balance as of January 1, 2023	$166,346
Change in fair value	44,430
Balance as of September 30, 2023	$210,776

Convertible Preferred Stock Warrant Liability
Balance as of January 1, 2022	$250,941
Change in fair value	(88,860)
Balance as of September 30, 2022	$162,081

Convertible Preferred Stock Warrant Liability
Balance as of July 1, 2023	$194,070
Change in fair value	16,706
Balance as of September 30, 2023	$210,776

Convertible Preferred Stock Warrant Liability
Balance as of July 1, 2022	$173,455
Change in fair value	(11,374)
Balance as of September 30, 2022	$162,081
Loan Trailing Fee
The fair value of the Loan Trailing Fee represents the present value of the expected monthly Loan Trailing Fee payments, which takes into consideration certain assumptions related to expected prepayment rates and default rates using a discounted cash flow model. The assumptions used are the same as those used for the valuation of Servicing Assets, as described below.
The following tables present additional information about the Level 3 Loan Trailing Fee Liability measured at fair value on a recurring basis for the three and nine month periods ending September 30, 2023 and 2022 (in thousands):

Loan Trailing Fee Liability
Balance at January 1, 2023	$3,290
Issuances	1,596
Cash Payment of Loan Trailing Fee	(2,111)
Change in Fair Value	407
Balance at September 30, 2023	$3,182

Loan Trailing Fee Liability
Balance at January 1, 2022	$2,161
Issuances	2,286
Cash Payment of Loan Trailing Fee	(1,485)
Change in Fair Value	100
Balance at September 30, 2022	$3,062

Loan Trailing Fee Liability
Balance at July 1, 2023	$3,294
Issuances	464
Cash Payment of Loan Trailing Fee	(705)
Change in Fair Value	129
Balance at September 30, 2023	$3,182

Loan Trailing Fee Liability
Balance at July 1, 2022	$2,574
Issuances	964
Cash Payment of Loan Trailing Fee	(475)
Change in Fair Value	(1)
Balance at September 30, 2022	$3,062

Significant Recurring Level 3 Fair Value Input Sensitivity
Key economic assumptions and the sensitivity of the fair value to immediate changes in those assumptions at September 30, 2023 and December 31, 2022 for Borrower Loans and Loans Held for Sale are presented in the following table (in thousands, except percentages).

Borrower Loans and Loans Held for Sale	September 30, 2023	December 31, 2022
Fair value, using the following assumptions:	$783,795	$820,407
Weighted-average discount rate	8.58%	6.72%
Weighted-average default rate	9.97%	9.31%

Fair value resulting from:
100 basis point increase in discount rate	$776,132	$812,061
200 basis point increase in discount rate	$768,658	$803,927
Fair value resulting from:
100 basis point decrease in discount rate	$791,653	$828,975
200 basis point decrease in discount rate	$799,716	$837,773

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$774,954	$810,657
Applying a 1.2 multiplier to default rate	$766,182	$800,989
Fair value resulting from:
Applying a 0.9 multiplier to default rate	$792,699	$830,238
Applying a 0.8 multiplier to default rate	$801,672	$840,156

Key economic assumptions and the sensitivity of the fair value to immediate changes in those assumptions at September 30, 2023 and December 31, 2022 for Notes are presented in the following table (in thousands, except percentages).

Notes	September 30, 2023	December 31, 2022
Fair value, using the following assumptions:	$329,601	$318,704
Weighted-average discount rate	8.60%	6.87%
Weighted-average default rate	11.99%	11.36%

Fair value resulting from:
100 basis point increase in discount rate	$326,374	$315,456
200 basis point increase in discount rate	$323,226	$312,291
Fair value resulting from:
100 basis point decrease in discount rate	$332,911	$322,037
200 basis point decrease in discount rate	$336,308	$325,461

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$325,854	$314,892
Applying a 1.2 multiplier to default rate	$322,136	$311,112
Fair value resulting from:
Applying a 0.9 multiplier to default rate	$333,376	$322,547
Applying a 0.8 multiplier to default rate	$337,179	$326,425

Key economic assumptions and the sensitivity of the fair value to immediate changes in those assumptions at September 30, 2023 and December 31, 2022 for Servicing Assets is presented in the following table (in thousands, except percentages).

Servicing Assets	September 30, 2023	December 31, 2022
Fair value, using the following assumptions	$13,110	$12,562
Weighted-average market servicing rate	0.65%	0.65%
Weighted-average prepayment rate	18.43%	18.47%
Weighted-average default rate	13.25%	13.38%

Fair value resulting from:
Market servicing rate increase of 0.025%	$12,277	$11,708
Market servicing rate decrease of 0.025%	$13,943	$13,415

Fair value resulting from:
Applying a 1.1 multiplier to prepayment rate	$12,824	$12,286
Applying a 0.9 multiplier to prepayment rate	$13,401	$12,842

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$12,876	$12,305
Applying a 0.9 multiplier to default rate	$13,345	$12,820

Key economic assumptions and the sensitivity of the fair value to immediate changes in those assumptions at September 30, 2023 and December 31, 2022 for the Credit Card Derivative is presented in the following table (in thousands, except percentages).

Credit Card Derivative	September 30, 2023	December 31, 2022
Fair value, based on the following notional amount and rate assumptions:	$28,066	$10,782
Prosper Allocations outstanding	206,748	102,392
Discount rate on Prosper Allocations	24.69%	26.23%
Discount rate on Coastal Program Fee	8.86%	9.26%
Prepayment rate applied to Credit Card portfolio	8.79%	10.08%
Default rate applied to Credit Card portfolio	14.37%	13.34%

Fair value resulting from:
100 basis point increase in both discount rates	$27,781	$10,699
200 basis point increase in both discount rates	$27,503	$10,618
Fair value resulting from:
100 basis point decrease in both discount rates	$28,357	$10,866
200 basis point decrease in both discount rates	$28,655	$10,951

Fair value resulting from:
Applying a 1.1 multiplier to prepayment rate	$27,686	$10,625
Applying a 0.9 multiplier to prepayment rate	$28,451	$10,942

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$22,475	$8,001
Applying a 0.9 multiplier to default rate	$33,822	$13,641

Key economic assumptions and the sensitivity of the fair value to immediate changes in those assumptions at September 30, 2023 and December 31, 2022 for Credit Card servicing obligation liability is presented in the following table (in thousands, except percentages).

Credit Card servicing obligation liability:	September 30, 2023	December 31, 2022
Fair value, using the following assumptions:	$7,584	$3,720
Discount rate on Credit Card portfolio servicing obligation	8.86%	9.26%
Prepayment rate applied to Credit Card portfolio	8.79%	10.08%
Default rate applied to Credit Card portfolio	14.37%	13.34%
Market servicing rate	2.00%	2.00%

Fair value resulting from:
Market servicing rate increase of 0.10%	$7,989	$3,919
Market servicing rate decrease of 0.10%	$7,179	$3,521

Fair value resulting from:
Applying a 1.1 multiplier to prepayment rate	$7,481	$3,662
Applying a 0.9 multiplier to prepayment rate	$7,687	$3,779

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$7,396	$3,636
Applying a 0.9 multiplier to default rate	$7,776	$3,806
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
Assets and Liabilities Not Recorded at Fair Value
The following table presents the fair value hierarchy for assets, and liabilities not recorded at fair value (in thousands):

September 30, 2023	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Cash and Cash Equivalents	$39,524	$39,524	$—	$—	$39,524
Restricted Cash - Cash and Cash Equivalents	94,818	94,818	—	—	94,818
Restricted Cash - Certificates of Deposit	3,028	—	3,028	—	3,028
Accounts Receivable	5,959	—	5,959	—	5,959
Total Assets	$143,329	$134,342	$8,987	$—	$143,329
Liabilities:
Accounts Payable and Accrued Liabilities	$37,532	$—	$37,532	$—	$37,532
Payable to Investors	62,698	—	62,698	—	62,698
Notes Issued by Securitization Trust	248,335	—	254,975	—	254,975
Warehouse Lines	188,881	—	187,584	—	187,584
Term Loan (Note 11)	74,799	—	77,411	—	77,411
Total Liabilities	$612,245	$—	$620,200	$—	$620,200

December 31, 2022	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Cash and Cash Equivalents	$83,446	$83,446	$—	$—	$83,446
Restricted Cash - Cash and Cash Equivalents	108,284	108,284	—	—	108,284
Restricted Cash - Certificates of Deposit	4,879	—	4,879	—	4,879
Accounts Receivable	3,462	—	3,462	—	3,462
Total Assets	$200,071	$191,730	$8,341	$—	$200,071
Liabilities:
Accounts Payable and Accrued Liabilities	$37,254	$—	$37,254	$—	$37,254
Payable to Investors	85,312	—	85,312	—	85,312
Warehouse Lines	446,762	—	444,329	—	444,329
Term Loan (Note 11)	73,407	—	76,191	—	76,191
Total Liabilities	$642,735	$—	$643,086	$—	$643,086

The estimated fair values of Cash and Cash Equivalents, Restricted Cash, Accounts Receivable, Accounts Payable and Accrued Liabilities and Payable to Investors approximate their carrying values because of their short-term nature.

9. Goodwill and Other Intangible Assets, Net
Goodwill
Prosper’s goodwill balance of $36.4 million at December 31, 2022 did not change during the nine months ended September 30, 2023. The Company recorded no goodwill impairment for the nine months ended September 30, 2023 and 2022.
Other Intangible Assets
The following table presents the detail of other intangible assets subject to amortization as of the following date (dollars in thousands):

	September 30, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Remaining Useful Life (In Years)
Developed technology	$3,060	$(3,060)	$—	—
User base and customer relationships	5,050	(4,938)	112	1.6
Brand name	60	(60)	—	—
Total Intangible Assets subject to amortization	$8,170	$(8,058)	$112

Prosper’s intangible asset balance was $0.1 million and $0.2 million at September 30, 2023 and December 31, 2022, respectively. The user base and customer relationships intangible assets are being amortized on an accelerated basis over a three-to-ten year period.
Amortization expense for the three months ended September 30, 2023 and 2022 was not material.
Estimated amortization of purchased intangible assets for future periods is as follows (in thousands):

Year Ending December 31,
2023 (remainder thereof)	$27
2024	85
Total	$112

10. Other Liabilities
Other Liabilities consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Operating lease liabilities (Note 16)	$15,123	$16,351
Deferred revenue	5,531	3,880
Credit Card servicing obligation liability (Note 5)	7,584	3,720
Loan trailing fee liability	3,182	3,290
Deferred income tax liability	658	658
Other	1,045	359
Total Other Liabilities	$33,123	$28,258

Additionally, disclosures around the operating lease liabilities are included in Note 16.

11. Debt
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
In addition, the Credit Agreement contains certain financial covenants with which the Company must remain in compliance as of the last business day of each month during the life of the Term Loan:
•a minimum tangible net worth
•a minimum net liquidity
•a maximum leverage ratio
•a minimum asset coverage ratio
The Company is in compliance with all covenants as of September 30, 2023, as well as applicable monthly periods for the quarter then ended.
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
Both Warehouse Agreements contain the same certain covenants including restrictions on each Warehouse VIE's ability to incur indebtedness, pledge assets, merge or consolidate and enter into certain affiliate transactions. Each Warehouse Agreement also requires Prosper to maintain a minimum tangible net worth of $25 million, minimum net liquidity of $15 million and a maximum leverage ratio of 5:1. Tangible net worth is defined as the sum of (i) (A) Convertible Preferred Stock, (B) total Stockholders’ Deficit and (C) Convertible Preferred Stock Warrant Liability, less the sum of (ii) (A) goodwill and (B) intangible assets. Net liquidity is defined as the sum of cash, cash equivalents and Available for Sale Investments. The leverage ratio is defined as the ratio of total consolidated indebtedness other than non-recourse securitization indebtedness, non-recourse or limited recourse warehouse indebtedness and borrower dependent notes, to tangible net worth. As of September 30, 2023, Prosper was in compliance with the covenants under each Warehouse Agreement.
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
As of September 30, 2023, Prosper had $188.9 million in debt and accrued interest outstanding under the PWIT Warehouse Line. This debt is secured by an aggregate outstanding principal balance of $199.9 million included in Loans Held for Sale, at Fair Value, and $11.5 million of cash included in Restricted Cash on the condensed consolidated balance sheets. As of September 30, 2023 the undrawn portion available under the PWIT Warehouse Line was $56.6 million. Prosper incurred $2.2 million of deferred debt issuance costs associated with the PWIT Warehouse Line, including $0.3 million from the amendment signed on May 19, 2021, which are included in “Prepaids and Other Assets” and amortized to interest expense over the term of the revolving arrangement.
Prosper maintains a swaption to limit the Company's exposure to increases in SOFR on up to $185.0 million of borrowings under the PWIT Warehouse Line. The swaption is recorded on the consolidated balance sheet at fair value in Prepaids and Other Assets. Any changes in the fair value are recorded in the Change in Fair Value of Financial Instruments on the condensed consolidated statement of operations. The fair value of the swaption was $0.8 million and $1.3 million as of September 30, 2023 and December 31, 2022, respectively. The change in fair value of the swaption was a gain of $0.1 million for the three months ended September 30, 2023 and a gain of $1.2 million for the three months ended September 30, 2022, respectively. The change in fair value of the swaption was a loss of $0.5 million and a gain of $1.6 million for the nine months ended September 30, 2023 and 2022, respectively.
PWIIT Warehouse Line
On March 28, 2019, through PWIIT, Prosper entered into a second Warehouse Agreement for a $300 million Warehouse Line with a national banking association different than that of PWIT. Subsequently on March 4, 2021, PMI extended its $300 million PWIIT Warehouse Line (“PWIIT 2021 Extension”). The PWIIT 2021 Extension consisted of a $230 million Class A loan with the existing PWIIT Warehouse Line national banking association and a $70 million Class B loan with an asset manager. On February 10, 2023, PMI again extended its PWIIT Warehouse Line (“PWIIT 2023 Extension”). The PWIIT 2023 Extension increased the maximum borrowing amount from $300 million to $450 million, consisting of a $400 million Class A loan with the existing PWIIT Warehouse Line national banking association and a $50 million Class B loan with the existing asset manager. In May 2023, the Company further amended the PWIIT Warehouse Line, which included replacing the existing Class B lender with another third-party asset manager and lowering the spread on Class B borrowings. In July 2023, the PWIIT Warehouse Line was further amended, decreasing the maximum borrowing amount from $450 million to $300 million, consisting of a $265 million Class A loan and a $35 million Class B loan. The Class A loan bore interest at a per annum rate of the national banking association's asset-backed commercial paper rate, plus a spread of 2.85%, while the Class B loan bore interest a per annum rate of adjusted one-month SOFR, plus a spread of 8.75%.
In conjunction with the PMIT 2023-1 Transaction (see Note 7, Securitizations), the entire portfolio of Borrower Loans held in the PWIIT Warehouse Line, with an unpaid principal balance of $273.8 million as of September 25, 2023, was transferred to either the PMIT 2023-1 Transaction or PFL, as follows: $266.1 million of those Borrower Loans were contributed into the securitization trust through a depositor, and the remaining $7.7 million consisted of loans ineligible for securitization and were transferred to PFL. Proceeds from the sale of these loans were used to pay down the outstanding principal and interest on the PWIIT Warehouse Line of $224.0 million, and the PWIIT Warehouse line was terminated at that time. Remaining proceeds after transaction expenses were transferred to PMI. As a result of the termination of the PWIIT Warehouse Line, deferred and unamortized debt issuance costs of $1.9 million were immediately amortized into interest expense.
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
12. Net Income (Loss) Per Share
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
All participating securities are excluded from basic weighted-average common shares outstanding. Prior to any conversion to common shares, each series of Prosper’s Convertible Preferred Stock is entitled to participate on an if-converted basis in distributions of earnings, when and if declared by the board of directors, that are made to common stockholders and consequently, these shares were considered participating securities. During the nine months ended September 30, 2023 and 2022, certain shares issued as a result of the early exercise of stock options which are subject to a repurchase right by PMI were entitled to receive non-forfeitable dividends during the vesting period and consequently, are considered participating securities.
Basic and diluted net income (loss) per share were calculated as follows for the periods presented (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net (Loss) Income	$(31,043)	$8,621	$(92,903)	$87,918
Less: Net Income Allocated to Participating Securities	—	(5,772)	—	(59,054)
Net (Loss) Income Attributable to Common Stockholders	$(31,043)	$2,849	$(92,903)	$28,864
Denominator:
Weighted average shares used in computing basic net income (loss) per share	76,617,924	73,731,925	75,866,061	73,010,111
Effect of dilutive securities:
Stock options	—	54,551,659	—	61,828,654
Warrants	—	410,837	—	600,194
Convertible preferred stock warrants	—	213,264,845	—	213,264,845
Weighted average shares used in computing diluted Net Income (Loss) per Share	76,617,924	341,959,266	75,866,061	348,703,804
Net (Loss) Income Per Share – Basic	$(0.41)	$0.04	$(1.22)	$0.40
Net (Loss) Income Per Share – Diluted	$(0.41)	$0.01	$(1.22)	$0.08

The following common stock equivalents were excluded from the computation of diluted net income (loss) per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(shares)	(shares)	(shares)	(shares)
Excluded securities:
Convertible preferred stock issued and outstanding, excluding shares held by consolidated VIE	158,365,655	158,365,655	158,365,655	158,365,655
Stock options issued and outstanding	79,845,710	16,382,524	81,751,584	16,227,752
Warrants issued and outstanding	1,080,349	669,512	1,080,349	480,155
Series E-1 convertible preferred stock warrants	35,544,141	—	35,544,141	—
Series F convertible preferred stock warrants	177,720,704	—	177,720,704	—
Total common stock equivalents excluded from diluted net (loss) income per common share computation	452,556,559	175,417,691	454,462,433	175,073,562

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
The number of authorized, issued and outstanding shares, their par value and liquidation preference for each series of convertible preferred stock as of September 30, 2023 are disclosed in the table below (amounts in thousands except share and par value amounts):

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
Convertible Preferred Stock Warrant Liability
Series E-1 Warrants
In connection with the Settlement and Release Agreement dated November 17, 2016 among PMI, its wholly owned subsidiary Prosper Funding LLC (“PFL”) and Colchis, on December 16, 2016, PMI issued the First Series E-1 Warrant. The Second Series E-1 Warrant for an additional 15,277,006 shares of Series E-1 convertible preferred stock was granted on the signing of the Consortium Purchase Agreement (as described in Note 12 of PMI’s 10-K for the year ended December 31, 2022) on February 27, 2017. The warrants expire ten years from the date of issuance. For the three months ended September 30, 2023 and 2022, Prosper recognized $2.5 million of expense and $2.5 million of income, respectively, from the re-measurement of the fair value of the warrants. For the nine months ended September 30, 2023 and 2022, Prosper recognized $7.1 million of expense and $14.2 million of income, respectively, from the re-measurement of the fair value of the warrants. The income or expense resulted from the remeasurement of the fair value of the warrants is recorded in Change in Fair Value of Convertible Preferred Stock Warrants on the condensed consolidated statements of operations.
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
The Company determined the fair value of the outstanding Series E-1 preferred stock warrants utilizing the following assumptions as of the following dates:

	September 30, 2023	December 31, 2022
Volatility	68.0%	72.0%
Risk-free interest rate	4.90%	4.30%
Expected term (in years)	2.75	2.75
Dividend yield	—%	—%

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
Risk-Free Interest Rate: The risk-free interest rate is based on the U.S. Treasury yield in effect as of September 30, 2023, and for zero coupon U.S. Treasury notes with maturities approximately equal to the term of the warrant.
Expected Term: The expected term is the period of time for which the warrants are expected to be outstanding.
Dividend Yield: The expected dividend assumption is based on the Company’s current expectations about the Company’s anticipated dividend policy.
Series F Warrants
In connection with the Consortium Purchase Agreement on February 27, 2017, PMI issued warrants to purchase up to 177,720,706 shares of PMI's Series F convertible preferred stock at $0.01 per share. The warrants expire ten years from the date of issuance. For the three months ended September 2023 and 2022, Prosper recognized $14.2 million of expense and $8.9 million of income, respectively, from the re-measurement of the fair value of the warrants. For the nine months ended

September 2023 and 2022, Prosper recognized $28.4 million of expense and $74.6 million of income, respectively, from the re-measurement of the fair value of the warrants. The income or expense resulting from changes in the fair value of the warrant is recorded through Change in Fair Value of Convertible Preferred Stock Warrants on the condensed consolidated statements of operations.
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
The Company determined the fair value of the outstanding Series F Warrants utilizing the following assumptions as of the following dates:

	September 30, 2023	December 31, 2022
Volatility	68.0%	72.0%
Risk-free interest rate	4.90%	4.30%
Expected term (in years)	2.75	2.75
Dividend yield	—%	—%

The above assumptions were determined using the same criteria described above for the Series E-1 Warrants.
The combined activity of the Convertible Preferred Stock Warrant Liability for the nine months ended September 30, 2023 and 2022 are presented in Note 8, Fair Value of Assets and Liabilities. Starting with the Series E and F Warrant valuations prepared as of September 30, 2023, due to a change in methodology, the Company removed the discount for lack of marketability that was previously applied to the Black-Scholes option pricing valuation. This change in accounting estimate resulted in an increase to the Convertible Preferred Stock Warrant Liability and the Change in Fair Value of Convertible Preferred Stock Warrants of approximately $38.9 million as of September 30, 2023 and for the three and nine-month period then ended.
Common Stock
PMI, through its Amended and Restated Certificate of Incorporation, is the sole issuer of common stock and related options, RSUs and warrants. On February 16, 2016, PMI amended and restated its Certificate of Incorporation to, among other things, effect a 5-for-1 forward stock split. On September 20, 2017, PMI further amended its Amended and Restated Certificate of Incorporation to increase the number of shares of common stock authorized for issuance. The total number of shares of stock which PMI has the authority to issue is 1,069,760,848, consisting of 625,000,000 shares of common stock, $0.01 par value per share, and 444,760,848 shares of preferred stock, $0.01 par value per share. As described above, the Company repurchased 2,196,665 shares of Common Stock on December 23, 2019. As of September 30, 2023, 77,634,473 shares of common stock were issued and 76,698,538 shares of common stock were outstanding. As of December 31, 2022, 75,223,850 shares of common stock were issued and 74,287,915 shares of common stock were outstanding. Each holder of common stock is entitled to one vote for each share of common stock held.
Common Stock Issued upon Exercise of Stock Options
For the nine months ended September 30, 2023, PMI issued 2,410,623 shares of common stock upon the exercise of vested options for cash proceeds of $104 thousand.
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

Stock Option Activity
Stock option activity under the 2005 Plan and 2015 Plan is summarized for the nine months ended September 30, 2023 below:

	Options Issued and Outstanding	Weighted Average Exercise Price
Balance as of January 1, 2023	77,727,763	$0.13
Options issued	10,089,430	$0.33
Options exercised	(2,410,623)	$0.04
Options forfeited	(2,898,908)	$0.32
Options expired	(39,125)	$0.02
Balance as of September 30, 2023	82,468,537	$0.15
Options vested and expected to vest as of September 30, 2023	75,365,083	$0.15
Options vested and exercisable as of September 30, 2023	59,111,020	$0.08
Other Information Regarding Stock Options
The weighted-average remaining contractual term for options outstanding as of September 30, 2023 is 5.92 years.
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
The fair value of PMI’s stock option awards granted during the three and nine months ended September 30, 2023 and 2022 was estimated at the date of grant using the Black-Scholes model with the following average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Volatility of common stock	67.08%	68.09%	66.63%	67.08%
Risk-free interest rate	4.04%	2.87%	3.45%	2.61%
Expected life (in years)	6.0 years	6.0 years	6.1 years	6.0 years
Dividend yield	—%	—%	—%	—%
Restricted Stock Unit Activity
In previous years, PMI granted RSUs to certain employees that are subject to three-year or four-year vesting terms and the occurrence of a liquidity event.

The following table summarizes the number of PMI’s RSU activity for nine months ended September 30, 2023:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2023	2,602,383	$1.04
Forfeited	(2,250)	$2.18
Unvested at September 30, 2023	2,600,133	$1.04
Share Based Compensation
The following table presents the amount of stock-based compensation related to stock-based awards granted to employees recognized in Prosper’s condensed consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Origination and servicing	$21	$36	$65	$98
Sales and marketing	98	215	201	417
General and administrative	294	245	919	780
Total stock-based compensation	$413	$496	$1,185	$1,295

As of September 30, 2023, the unamortized stock-based compensation expense, adjusted for forfeiture estimates, related to unvested stock-based awards was approximately $3.0 million, which will be recognized over a remaining weighted-average vesting period of approximately 2.7 years.
15. Income Taxes
For the three months ended September 30, 2023 and 2022, PMI recognized $64 thousand of income tax benefit and $20 thousand of income tax expense, respectively. For the nine months ended September 30, 2023 and 2022, PMI recognized and $76 thousand and $60 thousand of income tax expense, respectively. The income tax expense relates to state income tax expense and the amortization of tax deductible goodwill which gives rise to an indefinite-lived deferred tax liability. No other income tax expense or benefit was recorded for the nine month periods ended September 30, 2023 and 2022 due to a full valuation allowance recorded against the Company’s deferred tax assets.
Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize our existing deferred tax assets. On the basis of this evaluation, it is not more likely than not that our deferred tax assets will be realized and therefore a full valuation allowance has been recorded.
16. Leases
Prosper has operating leases for corporate offices. These leases have remaining lease terms of less than three years to approximately five years. Some of the lease agreements include options to extend the lease term for up to an additional five years. Rental expense under operating lease arrangements was $1.1 million and $1.2 million for the three months ended September 30, 2023 and 2022, respectively, and $3.3 million and $3.5 million for the nine months ended September 30, 2023 and 2022, respectively. Additionally, Prosper subleases certain leased office space to third parties when it determines there is excess leased capacity. Sublease income from operating lease arrangements was $0.1 million and $0.2 million for the three months ended September 30, 2023 and 2022, respectively, and $0.3 million and $0.6 million for the nine months ended September 30, 2023 and 2022, respectively.
Operating Lease Right-of-Use (“ROU”) Assets
The following table summarizes the operating lease right-of-use assets as of September 30, 2023, which are included in “Property and Equipment, Net” on the condensed consolidated balance sheets.

	September 30, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
ROU Assets - Office buildings	$21,600	$9,346	$12,254
Total right-of-use assets subject to amortization	$21,600	$9,346	$12,254
In May 2022, the Company entered into an amendment to its San Francisco office lease, the most prominent impact of which was to extend the lease term for the Company’s primary space in that office for an additional period through May 2028. As a result of this lease modification, the Company recorded additional ROU operating lease assets and liabilities of $9.9 million.
Lease Liabilities
Future maturities of operating lease liabilities as of September 30, 2023 were as follows (in thousands). The present value of the future minimum lease payments represents our operating lease liabilities as of September 30, 2023 and are included in "Other Liabilities" on the condensed consolidated balance sheets.

September 30, 2023
Remainder of 2023	$1,204
2024	4,391
2025	4,517
2026	4,432
2027	3,311
Thereafter	1,411
Total future minimum lease payments	$19,266
Less imputed interest	(4,143)
Present value of future minimum lease payments	$15,123
Because the rate implicit in each lease is not readily determinable, we use our incremental borrowing rate to determine the present value of the lease payments. Other information related to leases was as follows (dollars in thousands):

September 30, 2023
Weighted average remaining lease term (in years)	4.25 years
Weighted average discount rate	11.20%

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
The Origination and Sale Agreements contain terms through February 1, 2025. Prosper is required, under the Origination and Sale Agreements, to maintain certain collateral requirements. In addition, pursuant to the Marketing Agreement, the marketing fee that Prosper receives in connection with the origination of each loan is partially reduced by an amount (the “Designated Amount”) calculated as a percentage of the principal amount of such loan based on the aggregate principal amount of loans originated for the applicable month. To the extent the aggregate Designated Amount for all loans originated during any month is less than $100,000 through February 1, 2025, Prosper is required to pay WebBank an amount equal to such deficiency. Accordingly, the minimum fee for the remaining three months of 2023 is $0.3 million. The minimum fee is $1.2 million for 2024, and $0.1 million in 2025.
Additionally, Under the Origination and Sale Agreements, Prosper is required to maintain minimum net liquidity of $15.0 million at all times during the term of the agreement. Net liquidity is defined as the sum of Cash, Cash Equivalents and Available for Sale Investments. Violation of this covenant can result in termination of the contract with WebBank. As of September 30, 2023, the Company was in compliance with the covenant.
Loan Purchase Commitments
Prosper entered into an agreement with WebBank to purchase $18.4 million of Borrower Loans that WebBank originated during the last two business days of the quarter ended September 30, 2023. Prosper will purchase these Borrower Loans within the first three business days of the quarter ending December 31, 2023.
Repurchase Obligation
Under the terms of the loan purchase agreements between Prosper and investors that participate in the Whole Loan Channel, Prosper may, in certain circumstances, become obligated to repurchase a Borrower Loan from an investor. Generally, these circumstances include the occurrence of verifiable identity theft, the failure to properly follow loan listing or bidding protocols or a violation of the applicable federal, state or local lending laws. Prosper recognizes a liability at fair value for the repurchase obligation when the Borrower Loans are sold. The fair value of the repurchase obligation is estimated based on historical experience. Repurchased Borrower Loans associated with violations of federal, state or local lending laws or verifiable identity theft are written off at the time of repurchase. The maximum potential amount of future payments associated with this obligation is the outstanding balances of the Borrower Loans issued to third parties through the Whole Loan Channel, which at September 30, 2023 is $3.2 billion. Prosper has accrued $0.4 million and $0.3 million as of September 30, 2023 and December 31, 2022, respectively, in regard to this obligation.
Under the terms of the indenture and investor registration agreement, Prosper may, in certain circumstances, become obligated to either repurchase a Note or indemnify the investor for any losses resulting from nonpayment of a Note purchased in the Retail Channel. The decision to repurchase or indemnify is in Prosper’s sole discretion. These circumstances include, but are not limited to, the occurrence of verifiable identity theft, a technical error in the automated bidding tools which results in the purchase of a Note that does not match the investor’s investment criteria, or situations in which a loan listing includes a Prosper Rating that is different from the Prosper Rating that should have appeared in the listing for the corresponding Borrower Loan because either PFL inaccurately input data into, or inaccurately applied, the formula for determining the Prosper Rating and, as a result, the interest of the investor is materially and adversely affected. During the nine months ended September 30, 2023 the Company repurchased $0.3 million of Notes under these circumstances, and has agreed to indemnify additional Notes with an unpaid principal balance of $0.9 million as of September 30, 2023.
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
Prosper’s executive officers, directors who are not executive officers, and certain affiliates participate in its marketplace by placing bids and purchasing Notes. The aggregate amount of the Notes purchased and the income earned by parties deemed to be affiliates and related parties of Prosper for the three and nine months ended September 30, 2023 and 2022, as well as the Notes outstanding as of September 30, 2023 and December 31, 2022 are summarized below (in thousands):

	Aggregate Amount of Notes Purchased the Three Months Ended September 30,		Interest Earned on Notes the Three Months Ended September 30,
Related Party	2023	2022	2023	2022
Executive officers and management	$9	$9	$2	$2
Directors (excluding executive officers and management)	—	—	—	—
Total	$9	$9	$2	$2

	Aggregate Amount of Notes Purchased the Nine Months Ended September 30,		Interest Earned on Notes the Nine Months Ended September 30,
Related Party	2023	2022	2023	2022
Executive officers and management	$26	$28	$6	$6
Directors (excluding executive officers and management)	—	—	—	1
Total	$26	$28	$6	$7

	Notes Balance as of
Related Party	September 30, 2023	December 31, 2022
Executive officers and management	$53	$52
Directors (excluding executive officers and management)	2	6
Total	$55	$58

19. Significant Concentrations
Prosper is dependent on third-party funding sources such as banks, asset managers, investment funds and Warehouse Lines to provide the funds to allow WebBank to originate Borrower Loans that the third-party funding sources will later purchase. Of all Borrower Loans originated in the three months ended September 30, 2023, three individual third parties purchased 20.8%, 14.2% and 14.2% of all Borrower Loans originated. For the three months ended September 30, 2022, three individual third parties purchased 23.4%, 12.7% and 10.2% of all Borrower Loans originated, and the Company’s Warehouse VIEs purchased 13.5% of such loans. Of all Borrower Loans originated in the nine months ended September 30, 2023, three individual third parties purchased 13.3%, 11.6% and 11.6% of all Borrower Loans originated, and the Company’s Warehouse VIEs purchased 10.5% of such loans. For the nine months ended September 30, 2022, two individual party purchased 23.7% and 10.3% of such loans, and the Company’s Warehouse VIEs purchased 12.1% of such loans.
Prosper receives all of its personal loan transaction fee revenue from WebBank. Prosper earns a transaction fee from WebBank for its services in facilitating originations of Borrower Loans issued by WebBank. The rate of the transaction fee for each individual Borrower Loan is based on the term and credit grade of the Borrower Loan. Starting in the fourth quarter of 2023, the Company raised its transaction fee cap from 5.0% to 7.99% for certain newly originated loans. No individual borrower or investor accounted for 10% or more of consolidated net revenue for any of the periods presented.

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

	Three Months Ended September 30, 2023
	Personal Loan	Home Equity	Credit Card	Total
Total Net Revenue	$20,686	$559	$11,955	$33,200
Impact of interest rates on fair value of loans held in consolidated trusts	1,023	—	—	1,023
Accelerated amortization of PWIIT debt issuance costs	1,880	—	—	1,880
Segment Adjusted Net Revenue	$23,589	$559	$11,955	$36,103

Segment Adjusted EBITDA	$(9,159)	$(1,049)	$4,150	$(6,058)
Depreciation expense:
Origination and Servicing				(2,060)
General and Administration - Other				(500)
Amortization of intangibles				(27)
Stock-based compensation				(413)
Change in Fair Value of Convertible Preferred Stock Warrants				(16,706)
Impact of interest rates on fair value of loans held in consolidated trusts				(1,023)
Interest income on cash and cash equivalents				762
Interest Expense on Term Loan				(3,202)
Accelerated amortization of PWIIT debt issuance costs				(1,880)
Net Loss Before Income Taxes				$(31,107)

Interest Income (Expense) Included in Segment Adjusted EBITDA
Interest Income on Borrower Loans and Loans Held for Sale	$29,388	$—	$—	$29,388
Interest Expense on Financial Instruments	(25,208)	—	—	(25,208)
Accelerated amortization of PWIIT debt issuance costs	1,880	—	—	1,880
Total Interest Income, Net	$6,060	$—	$—	$6,060

	Three Months Ended September 30, 2022
	Personal Loan	Home Equity	Credit Card	Total
Total Net Revenue	$53,755	$1,158	$5,497	$60,410
Impact of interest rates on fair value of loans held in consolidated trusts	4,721	—	—	4,721
Segment Adjusted Net Revenue	$58,476	$1,158	$5,497	$65,131

Segment Adjusted EBITDA	$6,682	$(117)	$(1,323)	$5,242
Depreciation expense:
Origination and Servicing				(2,175)
General and Administration - Other				(674)
Amortization of intangibles				(34)
Stock-based compensation				(496)
Change in Fair Value of Convertible Preferred Stock Warrants				11,374
Impact of interest rates on fair value of loans held in consolidated trusts				(4,721)
Interest income on cash and cash equivalents				125
Net Income Before Income Taxes				$8,641

Interest Income (Expense) Included in Segment Adjusted EBITDA
Interest Income on Borrower Loans and Loans Held for Sale	$22,351	$—	$—	$22,351
Interest Expense on Financial Instruments	(15,609)	—	—	(15,609)
Total Interest Income, Net	$6,742	$—	$—	$6,742

	Nine Months Ended September 30, 2023
	Personal Loan	Home Equity	Credit Card	Total
Total Net Revenue	$79,917	$1,216	$23,970	$105,103
Impact of interest rates on fair value of loans held in consolidated trusts	8,267	—	—	8,267
Accelerated amortization of PWIIT debt issuance costs	1,880	—	—	1,880
Segment Adjusted Net Revenue	$90,064	$1,216	$23,970	$115,250

Segment Adjusted EBITDA	(19,989)	(2,813)	1,508	$(21,294)
Depreciation expense:
Origination and Servicing				(6,526)
General and Administration - Other				(1,616)
Amortization of intangibles				(81)
Stock-based compensation				(1,185)
Change in Fair Value of Convertible Preferred Stock Warrants				(44,430)
Impact of interest rates on fair value of loans held in consolidated trusts				(8,267)
Interest income on cash and cash equivalents				1,475
Interest Expense on Term Loan				(9,023)
Accelerated amortization of PWIIT debt issuance costs				(1,880)
Net Loss Before Income Taxes				$(92,827)

Interest Income (Expense) Included in Segment Adjusted EBITDA
Interest Income on Borrower Loans and Loans Held for Sale	$88,773	$—	$—	$88,773
Interest Expense on Financial Instruments	(69,771)	—	—	(69,771)
Accelerated amortization of PWIIT debt issuance costs	1,880	—	—	1,880
Total Interest Income, Net	$20,882	$—	$—	$20,882

	Nine Months Ended September 30, 2022
	Personal Loan	Home Equity	Credit Card	Total
Total Net Revenue	$141,846	$2,507	$9,911	$154,264
Impact of interest rates on fair value of loans held in consolidated trusts	10,056	—	—	10,056
Segment Adjusted Net Revenue	$151,902	$2,507	$9,911	$164,320

Segment Adjusted EBITDA	19,880	(1,250)	(8,714)	$9,916
Depreciation expense:
Origination and Servicing				(6,155)
General and Administration - Other				(1,961)
Amortization of intangibles				(102)
Stock-based compensation				(1,295)
Change in Fair Value of Convertible Preferred Stock Warrants				88,860
Gain on Forgiveness of PPP Loan				8,604
Impact of interest rates on fair value of loans held in consolidated trusts				(10,056)
Interest income on cash and cash equivalents				167
Net Income Before Income Taxes				$87,978

Interest Income (Expense) Included in Segment Adjusted EBITDA
Interest Income on Borrower Loans and Loans Held for Sale	$61,013	$—	$—	$61,013
Interest Expense on Financial Instruments	(41,479)	—	—	(41,479)
Total Interest Income, Net	$19,534	$—	$—	$19,534

Prosper Funding LLC
Condensed Consolidated Balance Sheets (Unaudited)
(amounts in thousands)

	September 30, 2023	December 31, 2022
Assets:
Cash and Cash Equivalents	$2,943	$6,285
Restricted Cash	68,331	91,564
Borrower Loans, at Fair Value	335,143	320,642
Property and Equipment, Net	10,942	10,004
Servicing Assets	15,340	14,860
Other Assets	55	84
Total Assets	$432,754	$443,439
Liabilities and Member’s Equity:
Accounts Payable and Accrued Liabilities	$4,004	$4,576
Payable to Related Party	408	2,853
Payable to Investors	64,535	86,927
Notes, at Fair Value	329,601	318,704
Other Liabilities	3,587	3,608
Total Liabilities	402,135	416,668
Member's Equity:
Member's Equity	8,364	6,354
Retained Earnings	22,255	20,417
Total Member's Equity	$30,619	$26,771
Total Liabilities and Member's Equity	$432,754	$443,439

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Funding LLC
Condensed Consolidated Statements of Operations (Unaudited)
(amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Operating Revenues:
Administration Fee Revenue - Related Party	$10,552	$18,234	$31,104	$42,385
Servicing Fees, Net	7,408	5,695	20,985	14,808
(Loss) Gain on Sale of Borrower Loans	(2,891)	(346)	(5,227)	5,611
Other Revenue	125	132	278	802
Total Operating Revenues	15,194	23,715	47,140	63,606
Interest Income on Borrower Loans	13,790	11,592	39,091	33,228
Interest Expense on Notes	(12,512)	(10,758)	(36,071)	(30,945)
Total Interest Income, Net	1,278	834	3,020	2,283
Change in Fair Value of Financial Instruments	620	(149)	456	118
Total Net Revenues	17,092	24,400	50,616	66,007
Expenses:
Administration Fee - Related Party	13,493	21,966	43,336	55,773
Servicing and Other, Net	1,711	2,399	5,442	6,217
Total Expenses	15,204	24,365	48,778	61,990
Net Income	$1,888	$35	$1,838	$4,017

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Funding LLC
Condensed Consolidated Statements of Member’s Equity (Unaudited)
(amounts in thousands)

	Member’s Equity	Retained Earnings	Total
Balance as of January 1, 2023	$6,354	$20,417	$26,771
Contribution of Borrower Loans from Parent (Note 4)	2,010	—	2,010
Net Income	—	1,838	1,838
Balance as of September 30, 2023	$8,364	$22,255	$30,619

	Member’s Equity	Retained Earnings	Total
Balance as of January 1, 2022	$11,404	$16,894	$28,298
Distribution to Parent	(5,700)	—	(5,700)
Net Income	—	4,017	4,017
Balance as of September 30, 2022	$5,704	$20,911	$26,615

	Member’s Equity	Retained Earnings	Total
Balance as of January 1, 2023	$6,354	$20,417	$26,771
Net Income	—	257	257
Balance as of March 31, 2023	$6,354	$20,674	$27,028
Net Loss	—	(307)	(307)
Balance as of June 30, 2023	$6,354	$20,367	$26,721
Contribution of Borrower Loans from Parent (Note 4)	2,010	—	2,010
Net Income	—	1,888	1,888
Balance as of September 30, 2023	$8,364	$22,255	$30,619

	Member’s Equity	Retained Earnings	Total
Balance as of January 1, 2022	$11,404	$16,894	$28,298
Net Income	—	1,445	1,445
Balance as of March 31, 2022	$11,404	$18,339	$29,743
Net Income	—	2,537	2,537
Balance as of June 30, 2022	$11,404	$20,876	$32,280
Distribution to Parent	(5,700)	—	(5,700)
Net Income	—	35	35
Balance as of September 30, 2022	$5,704	$20,911	$26,615
The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Funding LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)
(amounts in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net Income	$1,838	$4,017
Adjustments to Reconcile Net Income to Net Cash Used in Operating Activities:
Change in Fair Value of Financial Instruments	(456)	(118)
Other Non-Cash Changes in Borrower Loans, Loans Held for Sale and Notes	(171)	104
Gain on Sale of Borrower Loans	(8,070)	(11,384)
Change in Fair Value of Servicing Rights	7,590	7,106
Depreciation and Amortization	4,585	4,168
Changes in Operating Assets and Liabilities:
Purchase of Loans Held for Sale at Fair Value	(1,527,549)	(2,271,312)
Proceeds from Sales and Principal Payments of Loans Held for Sale, at Fair Value	1,527,549	2,271,312
Other Assets	29	74
Accounts Payable and Accrued Liabilities	(572)	3,111
Payable to Investors	(22,392)	(15,355)
Net Related Party Receivable/Payable	(3,308)	2,761
Other Liabilities	(21)	937
Net Cash Used in Operating Activities	(20,948)	(4,579)
Cash Flows from Investing Activities:
Purchase of Borrower Loans Held at Fair Value	(182,119)	(214,271)
Proceeds from Sales and Principal Payments of Borrower Loans, at Fair Value	142,765	158,032
Purchases of Property and Equipment	(4,660)	(4,662)
Net Cash Used in Investing Activities	(44,014)	(60,901)
Cash Flows from Financing Activities:
Proceeds from Issuance of Notes Held at Fair Value	180,012	214,107
Payments of Notes, at Fair Value	(141,625)	(158,105)
Cash Distributions to Parent	—	(5,700)
Net Cash Provided by Financing Activities	38,387	50,302
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(26,575)	(15,178)
Cash, Cash Equivalents and Restricted Cash at Beginning of the Period	97,849	167,876
Cash, Cash Equivalents and Restricted Cash at End of the Period	$71,274	$152,698

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$35,453	$30,632
Non-Cash Investing Activity - Accrual for Property and Equipment, Net	1,176	906
Non-Cash Financing Activity - Contribution of Borrower Loans by Parent (Note 4)	2,010	—

Reconciliation to Amounts on Consolidated Balance Sheets:
Cash and Cash Equivalents	$2,943	$5,691
Restricted Cash	68,331	147,007
Total Cash, Cash Equivalents and Restricted Cash	$71,274	$152,698

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
PFL did not have any items of other comprehensive income or loss for any of the periods presented in the condensed consolidated financial statements as of and for the nine months ended September 30, 2023 and 2022.
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
2. Summary of Significant Accounting Policies
PFL's significant accounting policies are included in Note 2, Summary of Significant Accounting Policies, in PFL’s Annual Report on Form 10-K for the year ended December 31, 2022. There have been no changes to these accounting policies during the first nine months of 2023.
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
3. Property and Equipment, Net
Property and equipment consist of the following as of the dates presented (in thousands):

	September 30, 2023	December 31, 2022
Internal-use software and web site development costs	$42,279	$37,428
Less: accumulated depreciation and amortization	(31,337)	(27,424)
Total property and equipment, net	$10,942	$10,004

Depreciation expense for the three months ended September 30, 2023 and 2022 was $1.5 million and $1.5 million, respectively. Depreciation expense for the nine months ended September 30, 2023 and 2022 was $4.6 million and $4.2 million, respectively.
4. Borrower Loans and Notes, at Fair Value
The aggregate principal balances outstanding and fair values of Borrower Loans and Notes as of September 30, 2023 and December 31, 2022, are presented in the following table (in thousands):

	Borrower Loans		Notes
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Aggregate principal balance outstanding and interest outstanding	$356,328	$333,294	$351,465	$336,555
Fair value adjustments	(21,185)	(12,652)	(21,864)	(17,851)
Fair value	$335,143	$320,642	$329,601	$318,704

As of September 30, 2023, outstanding Borrower Loans had original terms to maturity of 24, 36, 48 or 60 months, had monthly payments with fixed interest rates ranging from 5.46% to 33.00% and had various original maturity dates through September 2028. As of December 31, 2022, outstanding Borrower Loans had original maturities of either 24, 36, 48 or 60 months, monthly payments with fixed interest rates ranging from 5.31% to 33.00%, and had various original maturity dates through December 2027.
As of September 30, 2023, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $3.8 million and a fair value of $0.5 million. As of December 31, 2022, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $2.7 million and a fair value of $0.3 million. PFL places loans on non-accrual status when they are over 120 days past due. As of September 30, 2023 and December 31, 2022, Borrower Loans in non-accrual status had a fair value of $0.5 million and $0.3 million, respectively.
On September 25, 2023, Prosper completed the PMIT 2023-1 Transaction, a securitization of Borrower Loans originated through Prosper’s marketplace platform. PFL served as the sole sponsor for this securitization. Loans eligible for securitization that were funded through the PWIIT Warehouse Line were contributed to the PMIT 2023-1 Transaction. Loans that were not eligible for securitization, with an aggregate outstanding principal balance of $7.7 million and a fair value of $2.0 million, were contributed to PFL, and are included in “Borrower Loans, at Fair Value” on the accompanying condensed consolidated balance sheet. The fair value of these Borrower Loans was recorded as a deemed Contribution of Borrower Loans from Parent on the condensed consolidated Statements of Member’s Equity and as a non-cash financing activity on the condensed consolidated Statement of Cash Flows.
5. Servicing Assets
PFL accounts for Servicing Assets at their estimated fair values with changes in fair values recorded in Servicing Fees, Net on the condensed consolidated statements of operations. The initial asset or liability is recognized when PFL sells Borrower Loans to unrelated third-party buyers through the Whole Loan Channel and the servicing rights are retained. PFL recognized a loss on the sale of such Borrower Loans in the amount of $2.9 million and $0.3 million for the three months ended September 30, 2023 and 2022, respectively, recorded in (Loss) Gain on Sale of Borrower Loans on the condensed consolidated statements of operations. PFL recognized a loss on the sale of such Borrower Loans in the amount of $5.2 million and a gain in the amount of $5.6 for the nine months ended September 30, 2023 and 2022, respectively, recorded in (Loss) Gain on Sale of Borrower Loans on the condensed consolidated statements of operations.
As of September 30, 2023, Borrower Loans that were sold, but for which PFL retained servicing rights, had a total outstanding principal balance of $3.6 billion, original terms of 24, 36, 48 or 60 months, monthly payments with fixed interest rates ranging from 5.31% to 33.00%, and various original maturity dates through September 2028. As of December 31, 2022, Borrower Loans that were sold, but for which PFL retained servicing rights, had a total outstanding principal balance of $3.7 billion, original terms of either 24, 36, 48 or 60 months, monthly payments with fixed interest rates ranging from 5.31% to 33.00%, and various original maturity dates through December 2027.
Contractually-specified servicing fees and ancillary fees totaled $10.0 million and $9.1 million for the three months ended September 30, 2023 and 2022, respectively, and $41.8 million and $24.1 million for the nine months ended September 30, 2023 and 2022, and are included in Servicing Fees, Net on the condensed consolidated statements of operations.
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
6. Income Taxes
PFL incurred no income tax provision for the nine months ended September 30, 2023 and 2022. PFL is a U.S. disregarded entity and its income and loss are included in the income tax reporting of its parent, PMI. Since PMI is in a taxable loss position, is not currently subject to income taxes, and has fully reserved against its deferred tax asset, the net effective tax rate for PFL is 0%.
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
As of September 30, 2023 and December 31, 2022, the discounted cash flow methodology used to estimate the Notes fair values used the same projected cash flows as the related Borrower Loans. As demonstrated in the table below, the fair value adjustments for Borrower Loans were largely offset by the fair value adjustments of the Notes due to the borrower payment dependent design of the Notes and because the principal balances of the Borrower Loans approximated the principal balances of the Notes.
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
The following tables present the fair value hierarchy for assets and liabilities measured at fair value (in thousands):

September 30, 2023	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Borrower Loans, at Fair Value	$—	$—	$335,143	$335,143
Servicing Assets	—	—	15,340	15,340
Total Assets	$—	$—	$350,483	$350,483
Liabilities:
Notes, at Fair Value	$—	$—	$329,601	$329,601
Loan Trailing Fee Liability	—	—	3,182	3,182
Total Liabilities	$—	$—	$332,783	$332,783

December 31, 2022	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Borrower Loans, at Fair Value	$—	$—	$320,642	$320,642
Servicing Assets	—	—	14,860	14,860
Total Assets	$—	$—	$335,502	$335,502
Liabilities:
Notes, at Fair Value	$—	$—	$318,704	$318,704
Loan Trailing Fee Liability	—	—	3,290	3,290
Total Liabilities	$—	$—	$321,994	$321,994

As PFL’s Borrower Loans, Notes, Servicing Assets and loan trailing fee liability do not trade in an active market with readily observable prices, PFL uses significant unobservable inputs to measure the fair value of these assets and liabilities. Financial instruments are categorized in the Level 3 valuation hierarchy based on the significance of unobservable factors in the overall fair value measurement. These fair value estimates may also include observable, actively quoted components derived from external sources. As a result, the realized and unrealized gains and losses for assets and liabilities within the Level 3 category may include changes in fair value that were attributable to both observable and unobservable inputs. PFL did not transfer any assets or liabilities in or out of Level 3 for the nine months ended September 30, 2023 or September 30, 2022.

Significant Unobservable Inputs
The following tables present quantitative information about the significant unobservable inputs used for PFL’s Level 3 fair value measurements at the dates presented:

Range
Borrower Loans and Notes	September 30, 2023	December 31, 2022
Discount rate	7.1% - 13.5%	5.6% - 12.9%
Default rate	1.8% - 18.7%	1.8% - 18.2%

Range
Servicing Assets	September 30, 2023	December 31, 2022
Discount rate	15.0% - 25.0%	15.0% - 25.0%
Default rate	1.5% - 19.1%	2.0% - 19.3%
Prepayment rate	11.2% - 30.1%	14.2% - 28.0%
Market servicing rate (1) (2)	0.633% - 0.842%	0.648% - 0.842%
(1) Servicing assets associated with loans enrolled in a relief program offered by the Company as of September 30, 2023 and December 31, 2022 were measured using a market servicing rate assumption of 84.2 basis points. This rate was estimated using a multiplier consistent with observable market rates for other loan types, applied to the base market servicing rate assumption.
(2) Excludes collection fees that would be passed on to a hypothetical third-party servicer. As of September 30, 2023 and December 31, 2022, the market rate for collection fees and non-sufficient fund fees was assumed to be 6 basis points and 6 basis points, respectively, for a total market servicing rate range of 69.3 - 90.2 basis points and a total market servicing rate of 70.8 - 90.2 basis points, respectively.

Range
Loan Trailing Fee Liability	September 30, 2023	December 31, 2022
Discount rate	15.0% - 25.0%	15.0% - 25.0%
Default rate	1.5% - 19.1%	2.0% - 19.3%
Prepayment rate	11.2% - 30.1%	14.2% - 28.0%
Changes in Level 3 Fair Value Assets and Liabilities on a Recurring Basis
The following tables present additional information about Level 3 Borrower Loans, Loans Held for Sale and Notes measured at fair value on a recurring basis (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets		Liabilities
	Borrower Loans	Loans Held for Sale	Notes	Total
Balance at January 1, 2023	$320,642	$—	$(318,704)	$1,938
Originations	182,119	1,527,549	(180,012)	1,529,656
Borrower Loans contributed by Parent, at Fair Value	2,010	—	—	2,010
Principal repayments	(139,434)	—	141,625	2,191
Borrower Loans sold to third parties	(3,331)	(1,527,549)	—	(1,530,880)
Other changes	790	—	(619)	171
Change in fair value	(27,653)	—	28,109	456
Balance at September 30, 2023	$335,143	$—	$(329,601)	$5,542

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets		Liabilities
	Borrower Loans	Loans Held for Sale	Notes	Total
Balance at January 1, 2022	$267,626	$—	$(265,985)	$1,641
Originations	214,271	2,271,312	(214,107)	2,271,476
Principal repayments	(156,706)	—	158,105	1,399
Borrower Loans sold to third parties	(1,326)	(2,271,312)	—	(2,272,638)
Other changes	216	—	(320)	(104)
Change in fair value	(21,110)	—	21,228	118
Balance at September 30, 2022	$302,971	$—	$(301,079)	$1,892

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets		Liabilities
	Borrower Loans	Loans Held for Sale	Notes	Total
Balance at July 1, 2023	$334,259	$—	$(330,747)	$3,512
Originations	56,323	428,688	(56,468)	428,543
Borrower Loans contributed by Parent, at Fair Value	2,010	—	—	2,010
Principal repayments	(47,072)	—	47,759	687
Borrower Loans sold to third parties	(1,326)	(428,688)	—	(430,014)
Other changes	543	—	(359)	184
Change in fair value	(9,594)	—	10,214	620
Balance at September 30, 2023	$335,143	$—	$(329,601)	$5,542

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets		Liabilities
	Borrower Loans	Loans Held for Sale	Notes	Total
Balance at July 1, 2022	$301,893	$—	$(300,521)	$1,372
Originations	70,486	978,664	(69,797)	979,353
Principal repayments	(59,750)	—	60,375	625
Borrower Loans sold to third parties	(502)	(978,664)	—	(979,166)
Other changes	64	—	(207)	(143)
Change in fair value	(9,220)	—	9,071	(149)
Balance at September 30, 2022	$302,971	$—	$(301,079)	$1,892

The following tables present additional information about Level 3 Servicing Assets recorded at fair value (in thousands):

Servicing Assets
Balance as of January 1, 2023	$14,860
Additions	8,070
Less: Changes in fair value	(7,590)
Balance as of September 30, 2023	$15,340

Servicing Assets
Balance as of January 1, 2022	$9,796
Additions	11,383
Less: Changes in fair value	(7,105)
Balance as of September 30, 2022	$14,074

Servicing Assets
Balance as of July 1, 2023	$15,148
Additions	2,346
Less: Changes in fair value	(2,154)
Balance as of September 30, 2023	$15,340

Servicing Assets
Balance as of July 1, 2022	$11,699
Additions	4,903
Less: Changes in fair value	(2,528)
Balance as of September 30, 2022	$14,074
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
The following tables present additional information about Level 3 Loan Trailing Fee Liability measured at fair value on a recurring basis (in thousands):

Loan Trailing Fee Liability
Balance as of January 1, 2023	$3,290
Issuances	1,596
Cash payment of Loan Trailing Fee	(2,111)
Change in fair value	407
Balance as of September 30, 2023	$3,182

Loan Trailing Fee Liability
Balance as of January 1, 2022	$2,161
Issuances	2,286
Cash payment of Loan Trailing Fee	(1,485)
Change in fair value	100
Balance as of September 30, 2022	$3,062

Loan Trailing Fee Liability
Balance as of July 1, 2023	$3,294
Issuances	464
Cash payment of Loan Trailing Fee	(705)
Change in fair value	129
Balance as of September 30, 2023	$3,182

Loan Trailing Fee Liability
Balance as of July 1, 2022	$2,574
Issuances	964
Cash payment of Loan Trailing Fee	(475)
Change in fair value	(1)
Balance as of September 30, 2022	$3,062

Significant Recurring Level 3 Fair Value Asset and Liability Input Sensitivity
Key economic assumptions are used to compute the fair value of Borrower Loans. The sensitivity of the fair value to immediate changes in assumptions at September 30, 2023 and December 31, 2022 for Borrower Loans are presented in the following table (in thousands, except percentages).

Borrower Loans:	September 30, 2023	December 31, 2022
Fair value, using the following assumptions:	$335,143	$320,642
Weighted-average discount rate	8.60%	6.87%
Weighted-average default rate	11.99%	11.36%

Fair value resulting from:
100 basis point increase in discount rate	$331,868	$317,380
200 basis point increase in discount rate	$328,673	$314,201
Fair value resulting from:
100 basis point decrease in discount rate	$338,505	$323,991
200 basis point decrease in discount rate	$341,953	$327,429

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$331,365	$316,832
Applying a 1.2 multiplier to default rate	$327,614	$313,053
Fair value resulting from:
Applying a 0.9 multiplier to default rate	$338,953	$324,484
Applying a 0.8 multiplier to default rate	$342,789	$328,361

Key economic assumptions are used to compute the fair value of Notes. The sensitivity of the fair value to immediate changes in assumptions at September 30, 2023 and December 31, 2022 for Notes funded through the Note Channel are presented in the following table (in thousands, except percentages).

Notes	September 30, 2023	December 31, 2022
Fair value, using the following assumptions:	$329,601	$318,704
Weighted-average discount rate	8.60%	6.87%
Weighted-average default rate	11.99%	11.36%

Fair value resulting from:
100 basis point increase in discount rate	$326,374	$315,456
200 basis point increase in discount rate	$323,226	$312,291
Fair value resulting from:
100 basis point decrease in discount rate	$332,911	$322,037
200 basis point decrease in discount rate	$336,308	$325,461

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$325,854	$314,892
Applying a 1.2 multiplier to default rate	$322,136	$311,112
Fair value resulting from:
Applying a 0.9 multiplier to default rate	$333,376	$322,547
Applying a 0.8 multiplier to default rate	$337,179	$326,425

Key economic assumptions are used to compute the fair value of Servicing Assets. The sensitivity of the current fair value to immediate changes in assumptions at September 30, 2023 and December 31, 2022 for Servicing Assets are presented in the following table (in thousands, except percentages).

Servicing Assets	September 30, 2023	December 31, 2022
Fair value, using the following assumptions:	$15,340	$14,860
Weighted-average market servicing rate	0.651%	0.649%
Weighted-average prepayment rate	18.79%	18.77%
Weighted-average default rate	12.63%	12.63%

Fair value resulting from:
Market servicing rate increase of 0.025%	$14,365	$13,850
Market servicing rate decrease of 0.025%	$16,315	$15,870

Fair value resulting from:
Applying a 1.1 multiplier to prepayment rate	$15,005	$14,534
Applying a 0.9 multiplier to prepayment rate	$15,680	$15,191

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$15,066	$14,557
Applying a 0.9 multiplier to default rate	$15,615	$15,165

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
The Origination and Sale Agreements contain terms through February 1, 2025. Prosper is required, under the Origination and Sale Agreements, to maintain certain collateral requirements. In addition, pursuant to the Marketing Agreement, the marketing fee that Prosper receives in connection with the origination of each loan is partially reduced by an amount (the “Designated Amount”) calculated as a percentage of the principal amount of such loan based on the aggregate principal amount of loans originated for the applicable month. To the extent the aggregate Designated Amount for all loans originated during any month is less than $100,000 through February 1, 2025, Prosper is required to pay WebBank an amount equal to such deficiency. Accordingly, the minimum fee for the remaining three months of 2023 is $0.3 million. The minimum fee is $1.2 million for 2024, and $0.1 million in 2025.
Additionally, Under the Origination and Sale Agreements, Prosper is required to maintain minimum net liquidity of $15.0 million at all times during the term of the agreement. Net liquidity is defined as the sum of Cash, Cash Equivalents and Available for Sale Investments. Violation of this covenant can result in termination of the contract with WebBank. As of September 30, 2023, the Company was in compliance with the covenant.
Loan Purchase Commitments
Under the terms of PFL’s agreement with WebBank, PFL is committed to purchase $18.4 million of Borrower Loans that WebBank originated during the last two business days of the quarter ended September 30, 2023. PFL will purchase these Borrower Loans within the first three business days of the quarter ending December 31, 2023.

Repurchase Obligation
Under the terms of the loan purchase agreements between PFL and investors that participate in the Whole Loan Channel, PFL may, in certain circumstances, become obligated to repurchase a Borrower Loan from an investor. Generally, these circumstances include the occurrence of verifiable identity theft, the failure to properly follow loan listing or bidding protocols, or a violation of the applicable federal, state, or local lending laws. The fair value of the indemnification and repurchase obligation is estimated based on historical experience. PFL recognizes a liability for the repurchase and indemnification obligation when the Borrower Loans are issued. Indemnified or repurchased Borrower Loans associated with violations of federal, state, or local lending laws or verifiable identity theft are written off at the time of repurchase or at the time an indemnification payment is made. The maximum potential amount of future payments associated under this repurchase obligation is the outstanding balances of the Borrower Loans issued through the Whole Loan Channel, which as of September 30, 2023 is $3.6 billion. PFL has accrued $0.4 million and $0.3 million as of September 30, 2023 and December 31, 2022, respectively, in regard to this obligation.
Under the terms of the indenture and investor registration agreement, Prosper may, in certain circumstances, become obligated to either repurchase a Note or indemnify the investor for any losses resulting from nonpayment of a Note purchased in the Retail Channel. The decision to repurchase or indemnify is in Prosper’s sole discretion. These circumstances include, but are not limited to, the occurrence of verifiable identity theft, a technical error in the automated bidding tools which results in the purchase of a Note that does not match the investor’s investment criteria, or situations in which a loan listing includes a Prosper Rating that is different from the Prosper Rating that should have appeared in the listing for the corresponding Borrower Loan because either PFL inaccurately input data into, or inaccurately applied, the formula for determining the Prosper Rating and, as a result, the interest of the investor is materially and adversely affected. During the nine months ended September 30, 2023 the Company has repurchased $0.3 million of the underlying notes. The Company is indemnifying an additional $0.9 million in outstanding Notes as of September 30, 2023.
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

PFL’s executive officers and directors who are not executive officers participate in its marketplace by placing bids and purchasing Notes. The aggregate amount of the Notes purchased and the income earned by parties deemed to be related parties of PFL for the three and nine months ended September 30, 2023 and 2022 are summarized below (in thousands):

	Aggregate Amount of Notes Purchased		Interest Earned on Notes
	Three Months Ended September 30,		Three Months Ended September 30,
Related Party	2023	2022	2023	2022
Executive officers and management	$8	$8	$2	$2
Directors (excluding executive officers and management)	—	—	—	—
Total	$8	$8	$2	$2

	Aggregate Amount of Notes Purchased		Interest Earned on Notes
	Nine Months Ended September 30,		Nine Months Ended September 30,
Related Party	2023	2022	2023	2022
Executive officers and management	$23	$26	$6	$5
Directors (excluding executive officers and management)	—	—	—	—
Total	$23	$26	$6	$5
The balance of Notes held by officers and directors who are not executive officers are as follows (in thousands):

	Notes Balance as of
Related Party	September 30, 2023	December 31, 2022
Executive officers and management	$47	$45
Directors (excluding executive officers and management)	—	—
Total	$47	$45

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
For the year ended December 31, 2022, our marketplace facilitated $3.3 billion in Borrower Loan originations, of which $3.1 billion were funded through our Whole Loan Channel, representing 92% of the total Borrower Loans originated through our marketplace during this period. From inception through September 30, 2023, our marketplace has facilitated $25.2 billion in Borrower Loan originations, of which $22.6 billion were funded through our Whole Loan Channel, representing 90% of the total Borrower Loans originated through our marketplace during this period. For the three months ended September 30, 2023, our marketplace facilitated $493.8 million in Borrower Loan originations, a decrease of 53% from the same period in 2022. The percentage of loans funded through the Whole Loan Channel for the three months ended September 30, 2023 was 89%.
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
Recent Developments
In September 2023, we completed a securitization of unsecured personal whole loans that were previously originated through our marketplace platform. Based on the terms of the underlying agreements, the PWIIT Warehouse Line agreed to contribute Borrower Loans with an aggregate outstanding principal balance of $275.9 million as of the established cutoff date of August 31, 2023, to the PMIT 2023-1 Transaction. On September 25, 2023, these Borrower Loans were contributed to the PMIT 2023-1 Transaction with an updated outstanding principal balance of $266.1 million. PMIT 2023-1 issued notes and residual certificates to finance the purchase of the Borrower Loans. The notes were sold to third-party investors, while PMI acquired 100% of the residual certificates as the majority-owned affiliate of the sole sponsor of the PMIT 2023-1 Transaction, PFL. In addition to holding the residual certificates, we have continued involvement with the Borrower Loans through our role as the servicer. Because PMIT 2023-1 is a deemed VIE, and we are the primary beneficiary, we consolidate the securitization trust into our financial statements. Borrower Loans held in the consolidated trust are included in “Borrower Loans, at Fair

Value,” and the notes sold to third-party investors are presented in “Notes Issued by Securitization Trust” on the condensed consolidated balance sheets. See Note 7, Securitizations, of the notes to the accompanying condensed consolidated financial statements for further details.
In conjunction with the securitization, the entire portfolio of loans funded by the PWIIT Warehouse Line were either contributed to the PMIT 2023-1 Transaction (eligible for securitization) or contributed to PFL (not eligible for securitization). Proceeds from the sale were used to pay down the outstanding balance of principal and interest on the PWIIT Warehouse Line of $224.0 million, and the PWIIT Warehouse Line was terminated at that time. After covering securitization transaction fees and expenses, we received the remaining proceeds. As a result of terminating the PWIIT Warehouse Line, we accelerated the amortization of deferred debt issuance costs of $1.9 million into interest expense. See Note 11, Debt, of the notes to the accompanying condensed consolidated financial statements for further details.
Key Operating and Financial Metrics (in thousands)
The following table displays our key operating and financial metrics for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Personal Loan Originations	$493,812	$1,043,213	$1,721,255	$2,495,600
Transaction Fees, Net	28,946	50,778	93,960	120,249
Whole Loans Outstanding (1)	3,627,921	3,391,926	3,627,921	3,391,926
Servicing Fees, Net	3,942	4,153	13,012	11,514
Total Net Revenues	33,200	60,410	105,103	154,264
Net (Loss) Income	(31,043)	8,621	(92,903)	87,918
Adjusted Net Revenue (2)	36,103	65,131	115,250	164,320
Adjusted EBITDA (2)	(6,058)	5,242	(21,294)	9,916
(1) Balance as of September 30.
(2) Adjusted Net Revenue and Adjusted EBITDA are non-GAAP financial measures. For more information regarding these measures and the reconciliation to Total Net Revenue and Net Income (Loss), respectively, the most comparable US GAAP measures, see “Non-GAAP Financial Measures.”
Personal Loan Originations
From inception through September 30, 2023, a total of 2,023,379 Borrower Loans totaling $25.2 billion were originated through Prosper’s marketplace.
For the three months ended September 30, 2023, 36,097 Borrower Loans totaling $493.8 million were originated through Prosper’s marketplace, compared to 96,347 Borrower Loans totaling $1.0 billion during the three months ended September 30, 2022. This represents a decrease of 63% in terms of the number of loans and a decrease of 53% in the dollar amount of loans. The originations decrease for the quarter ended September 30, 2023 versus the quarter ended September 30, 2022 is due primarily to reduced investor demand given the current uncertain economic environment.
Personal loan origination volume by Prosper Rating was as follows for the periods presented (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
	Amount	%	Amount	%	Amount	%	Amount	%
AA	$68.5	14%	$164.1	16%	$249.1	14%	$331.1	13%
A	62.6	13%	151.7	15%	229.4	13%	377.7	15%
B	139.7	28%	197.1	18%	456.3	27%	413.2	17%
C	70.1	14%	109.9	11%	253.6	15%	316.0	13%
D	51.9	11%	92.4	9%	187.0	11%	223.8	9%
E	66.6	13%	123.3	12%	202.1	12%	243.4	10%
HR	3.6	1%	11.0	1%	13.3	1%	21.4	1%
Other (1)	30.8	6%	193.7	18%	130.5	7%	569.0	22%
Total	$493.8		$1,043.2		$1,721.3		$2,495.6
(1) Represents personal loans originated through the Prosper platform via the Whole Loan Channel but not assigned Prosper Ratings.

For the three and nine months ended September 30, 2023, compared to the corresponding periods in 2022, the mix of personal loan originations on the Prosper platform reflects a significant decrease in investor appetite for whole loan purchases under the current economic environment, specifically for personal loans not assigned Prosper ratings. These personal loans are sold only to institutional investors and based on specific underwriting criteria and custom risk models developed by these investors.
Whole Loans Outstanding
We sell personal loans through our Whole Loan Channel, and the outstanding balance of these loans serves as a primary driver of our Servicing Assets. Whole loans outstanding increased $0.2 billion or 7% from September 30, 2022 to September 30, 2023. This increase is primarily due to increased year-over-year personal loan originations in the fourth quarter of 2022 and first quarter of 2023, driven by various factors including an increase in purchases of personal loans through our consolidated warehouse trusts.
Net Income (Loss)
See the section titled “Results of Operations” below, for the discussion on significant changes in Net Income (Loss) year-over-year.

Results of Operations
Overview
The following tables summarize Prosper’s net income (loss) for the three and nine months ended September 30, 2023 and 2022 (in thousands, except percentages):

	Three Months Ended September 30,
	2023	2022	Change	% Change
Total Net Revenues	$33,200	$60,410	$(27,210)	(45)%
Total Expenses	64,307	51,769	12,538	24%
Net (Loss) Income Before Taxes	(31,107)	8,641	(39,748)	n/m
Income Tax Benefit (Expense)	64	(20)	84	n/m
Net (Loss) Income	$(31,043)	$8,621	$(39,664)	n/m

	Nine Months Ended September 30,
	2023	2022	Change	% Change
Total Net Revenues	$105,103	$154,264	$(49,161)	(32)%
Total Expenses	197,930	66,286	131,644	199%
Net (Loss) Income Before Taxes	(92,827)	87,978	(180,805)	n/m
Income Tax Expense	(76)	(60)	(16)	27%
Net (Loss) Income	$(92,903)	$87,918	$(180,821)	n/m
n/m: not meaningful
Total Net Revenues for the three months ended September 30, 2023 decreased $27.2 million as compared to the same period in 2022. The decrease was primarily attributable to a $21.8 million decrease in Transaction Fees, Net, and a $1.8 million decrease in (Loss) Gain on Sale of Borrower Loans, due primarily to the decrease in personal loan originations during this time, as discussed above. Additionally, there was a $2.6 million decrease in Total Interest Income (Expense), Net, due in part to accelerated debt issuance costs recognized upon the termination of the PWIIT Warehouse Line in September 2023 (see Note 11, Debt), as well as increased Warehouse Line interest expense due to higher interest rates and increased purchases of whole loans through our consolidated warehouse trusts for the past year. Finally, there was a $0.9 million decrease in Total Net Revenues from Change in Fair Value of Financial Instruments, Net, primarily due to higher interest rates, delinquencies and charge-offs for loans held in consolidated warehouse and securitization trusts. These decreases are partially offset by increased fair value changes from our Credit Card Derivative, due to growth in the underlying portfolio from the prior year.

Total Expenses for the three months ended September 30, 2023 increased $12.5 million as compared to the same period in 2022, primarily due to the Change in Fair Value of Convertible Preferred Stock Warrants, which is in turn driven by changes in the fair value of the underlying Convertible Preferred Stock. Specifically, the loss for the three months ended September 30, 2023 totals $16.7 million, which compares to a gain of $11.4 million for the corresponding period in 2022, a change of $28.1 million. We also incurred $3.2 million in Interest Expense for the three months ended September 30, 2023 on the Term Loan we closed in November 2022 (Note 11). These increases were partially offset by a combined $18.2 million decrease in Origination and Servicing, Sales and Marketing expenses and General and Administrative expenses, as costs decreased in response to lower personal loan originations. Accordingly, the net loss for the three months ended September 30, 2023 increased $39.7 million when compared to the net income for the three months ended September 30, 2022.

Total Net Revenues for the nine months ended September 30, 2023 decreased $49.2 million as compared to the same period in 2022. The decrease was largely attributable to a $26.3 million decrease in Transaction Fees, Net, due to the decrease in personal loan originations during this time, as discussed above. Additionally, Total Net Revenues from Change in Fair Value of Financial Instruments, Net decreased $13.1 million when compared to the same period in 2022, due primarily to higher delinquencies and charge-offs of Loans Held for Sale, as the outstanding balance of these loans has increased from the prior year. Higher interest rates have also led to negative fair value adjustments on the loans held in consolidated warehouse and securitization trusts. Additionally, the warehouse line hedge decreased in fair value due to an increase in the related strike price. These negative fair value adjustments were partially offset by an increase in fair value gains of $7.8 million on the Credit Card Derivative as compared to the same period in the prior year due to the overall growth in the underlying portfolio. There was also a $10.2 million decrease in (Loss) Gain on Sale of Borrower Loans, due primarily to additional incentives provided to whole loan investors (“incentives”) driven by market volatility and incentives offered by competitors, as well as a decrease in whole loan originations from the prior year. These decreases were partially offset by a $1.5 million increase in Servicing Fees, Net due primarily to the increase in whole loans outstanding discussed above.

Total Expenses for the nine months ended September 30, 2023 increased $131.6 million as compared to the same period in 2022, primarily due to the Change in Fair Value of Convertible Preferred Stock Warrants, which is in turn driven by changes in the fair value of the underlying Convertible Preferred Stock. Specifically, the loss for the nine months ended September 30, 2023 totals $44.4 million, which compares to a gain of $88.9 million for the corresponding period in 2022, a change of $133.3 million. Total Expenses also increased due to the one-time $8.6 million Gain on Forgiveness of PPP Loan in 2022, as the U.S. Small Business Administration (“SBA”) formally forgave our Paycheck Protection Program (“PPP”) loan in March 2022 (Note 11). We also incurred $9.0 million in Interest Expense for the nine months ended September 30, 2023 on the Term Loan we closed in November 2022 (Note 11). These increases were partially offset by a combined $18.3 million decrease in Origination and Servicing, Sales and Marketing and General and Administrative expenses, as costs decreased in response to lower personal loan originations. Accordingly, the net loss for the nine months ended September 30, 2023 increased $180.8 million when compared to the net income for the nine months ended September 30, 2022.
Revenues
The following tables summarize our revenues for the three and nine months ended September 30, 2023 and 2022 (in thousands, except percentages):

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
Operating Revenues:
Transaction Fees, Net	$28,946	$50,778	$(21,832)	(43)%
Servicing Fees, Net	3,942	4,153	(211)	(5)%
(Loss) Gain on Sale of Borrower Loans	(2,956)	(1,145)	(1,811)	158%
Other Revenues	1,633	1,542	91	6%
Total Operating Revenues	31,565	55,328	(23,763)	(43)%

Interest Income (Expenses):
Interest Income on Borrower Loans and Loans Held for Sale	29,388	22,351	7,037	31%
Interest Expense on Financial Instruments	(25,208)	(15,609)	(9,599)	61%
Total Interest Income (Expense), Net	4,180	6,742	(2,562)	(38)%
Change in Fair Value of Financial Instruments	(2,545)	(1,660)	(885)	53%
Total Net Revenues	$33,200	$60,410	$(27,210)	(45)%

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Operating Revenues:
Transaction Fees, Net	$93,960	$120,249	$(26,289)	(22)%
Servicing Fees, Net	13,012	11,514	1,498	13%
(Loss) Gain on Sale of Borrower Loans	(6,322)	3,886	(10,208)	n/m
Other Revenues	4,556	5,067	(511)	(10)%
Total Operating Revenues	105,206	140,716	(35,510)	(25)%

Interest Income (Expenses):
Interest Income on Borrower Loans and Loans Held for Sale	88,773	61,013	27,760	45%
Interest Expense on Financial Instruments	(69,771)	(41,479)	(28,292)	68%
Total Interest Income (Expense), Net	19,002	19,534	(532)	(3)%
Change in Fair Value of Financial Instruments	(19,105)	(5,986)	(13,119)	219%
Total Net Revenues	$105,103	$154,264	$(49,161)	(32)%
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
Transaction fees decreased $21.8 million, or 43%, for the three months ended September 30, 2023, as compared to the corresponding period in 2022. This decrease is generally consistent with the lower Personal Loan origination volume discussed above, partially offset by growth in our Credit Card product. We recognized approximately $5.2 million in program fees under our Credit Card product for the three months ended September 30, 2023, as compared to $2.2 million for the corresponding period in 2022, an increase of $3.0 million.
Transaction fees decreased $26.3 million, or 22%, for the nine months ended September 30, 2023, as compared to the corresponding period in 2022. This decrease is generally consistent with the lower Personal Loan origination volume discussed above, partially offset by growth in our Credit Card product. We recognized approximately $12.8 million in program fees under our Credit Card product for the nine months ended September 30, 2023, as compared to $3.7 million for the corresponding period in 2022, an increase of $9.1 million.
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
For the three months ended September 30, 2023, Servicing Fees, Net remained relatively flat year-over-year with a decrease of $0.2 million. This decrease is primarily due to a net decrease of collection fees of $1.1 million, due to an increase in charge-offs and additional spend on collection agencies as compared to the third quarter of 2022. Additionally, there was a $0.7 million increase in the net Credit Card servicing obligation (reducing Servicing Fees) for the three months ended September 30, 2023, as compared to the same period in 2022, due to the growth in the portfolio. These decreases were partially offset by an increase in whole loan servicing revenues and debt sale fees during this period in the amount of $1.6 million, due to the increase in the balance of whole loans outstanding discussed above.
The increase of $1.5 million, or 13%, in Servicing Fees, Net for the nine months ended September 30, 2023, as compared to the corresponding period in 2022, is primarily due to a combined increase of $5.9 million in whole loan servicing revenues and debt sale fees during this period, as well as a $0.2 million increase in net loan trailing fees, due to the increase in the balance of whole loans outstanding. These increases were partially offset by a $3.1 million combined net decrease in collection fees, generally due to an increase in charge-offs and additional spend on collection agencies as compared to the first nine months of 2022. Additionally, there was a $1.5 million increase in the net Credit Card servicing obligation (reducing Servicing Fees) for the nine months ended September 30, 2023, as compared to the same period in 2022, due to the growth in the portfolio.
(Loss) Gain on Sale of Borrower Loans
(Loss) Gain on Sale of Borrower Loans consists of net (losses) gains on Borrower Loans sold through the Whole Loan Channel, net of any incentives provided at the time of sale. Starting in the second half of 2022, due to market volatility and incentives offered by competitors, we provided additional incentives to our whole loan investors. For the three and nine months ended September 30, 2023, these incentives decreased $0.3 million and increased $7.0 million, respectively, from the corresponding periods in the prior year. Excluding the impact of these incentives, the remaining decreases in (Loss) Gain on Sale of Borrower Loans of $2.1 million and $3.2 million for the three and nine months ended September 30, 2023, respectively, as compared to the same periods in 2022, were primarily due to decreases in the volume of whole loans sold due to lower personal loan originations, as discussed above.
Other Revenues
Other Revenues consists primarily of credit referral and incentive fees. Credit referral fees are earned from partner companies for the referral of customers on our platform, while incentive fees are earned from partner companies through our incentive programs. Other Revenues remained relatively flat for the three months ended September 30, 2023, as compared to the corresponding period in 2022. The majority of the $0.5 million decrease in Other Revenues for the nine months ended September 30, 2023, as compared to the corresponding period in 2022 is related to incentive fees due to a specific program that terminated in June 2022.
Interest Income on Borrower Loans and Loans Held for Sale and Interest Expense on Financial Instruments
We recognize Interest Income on Borrower Loans and Loans Held for Sale using the accrual method based on the stated interest rate to the extent we believe it to be collectible. We record interest expense on the corresponding Notes, Notes Issued by Securitization Trust and Warehouse Lines based on the contractual interest rates. The interest rate on Notes is generally 1% lower than the interest rate on the corresponding Borrower Loans to compensate us for servicing the underlying Borrower Loans. Additionally, Interest Expense associated with Term Loan proceeds used to purchase Loans Held for Sale through our Warehouse Lines is allocated to Net Interest Income. For the nine months ended September 30, 2023, we allocated $0.2 million in Interest Expense on the Term Loan to Net Interest Income.
The decrease of $2.6 million, or 38%, in Total Interest Income (Expense), Net for the three months ended September 30, 2023, as compared to the corresponding period in 2022, is primarily due to the $1.9 million of accelerated debt issuance costs recorded upon the termination of the PWIIT Warehouse Line, combined with the impact from higher Warehouse Line interest expense due to increases in market interest rates, which increased the cost of borrowing on the variable interest Warehouse Lines.
The decrease of $0.5 million, or 3%, in Total Interest Income (Expense), Net for the nine months ended September 30, 2023, as compared to the corresponding period in 2022, is primarily due to the $1.9 million of accelerated debt issuance costs recorded upon the termination of the PWIIT Warehouse Line, partially offset by a $0.8 million increase in net interest income from Loans Held for Sale and related cash collections. Additionally, there was a $0.8 million increase related to net interest income on Borrower Loans funded through the Note Channel.
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
We use Warehouse Lines to finance the purchase of Loans Held for Sale for the purpose of earning Net Interest Income and contributing to securitization transactions. Loans Held for Sale consist primarily of loans held in warehouse trusts. Changes in the fair value of Loans Held for Sale are not offset by changes in the fair value of Warehouse Lines because Warehouse Lines are carried at amortized cost. See Note 11 of the accompanying condensed consolidated financial statements for more details on Warehouse Lines.
As discussed in the Recent Developments section, above, in September 2023, we sponsored and consolidated a securitization transaction, the PMIT 2023-1 Transaction, with loans that were previously funded through our PWIIT Warehouse Line. Refer also to Note 7, Securitization, of the accompanying condensed consolidated financial statements for additional information on this securitization transaction. Because this securitization closed late in the third quarter of 2023, there was no material impact to Change in Fair Value of Financial Instruments specifically from the securitized loans. We expect that changes in the fair value of Borrower Loans held by PMIT 2023-1 will be negative due to delinquencies and charge-offs, but they could ultimately be negative or positive due to changes in fair value assumptions, such as expected credit performance, prepayment rates and implied market discount rates. Notes issued by PMIT 2023-1 are carried at amortized cost on the accompanying condensed consolidated balance sheet, and thus do not impact the Change in Fair Value of Financial Instruments.
We earn interest income on loans held in consolidated warehouse and securitization trusts during the period we own or consolidate the loans, which partially offsets changes in the fair value of these loans. The following tables illustrate the composition of the loans held in consolidated warehouse and securitization trusts by Prosper Rating, which is an indicator of their credit quality:

	Nine Months Ended September 30,
	2023	2022
Loans Held for Sale(1):
AA	27%	23%
A	27%	28%
B	22%	24%
C	13%	17%
D	6%	6%
E	5%	2%
HR	—%	—%
Total	100%	100%
(1) The percentages are calculated using the weighted average of month-end principal balances of Loans Held for Sale by Prosper Rating.

Nine Months Ended September 30, 2023
Borrower Loans - Securitization(2):
AA	25%
A	26%
B	23%
C	13%
D	6%
E	6%
HR	1%
Total	100%
(2) The percentages are calculated using the weighted-average of month-end principal balances of Borrower Loans by Prosper Rating.

Fair values of Borrower Loans, Loans Held for Sale and Notes are estimated using discounted cash flow methodologies based upon a set of valuation assumptions. The key assumptions used include default and prepayment rates derived primarily from historical performance, and discount rates based on estimates of the rates of return that investors would require when investing in other financial instruments with similar characteristics. For the three months ended September 30, 2023 and 2022, the Change in Fair Value of Financial Instruments was a loss of $2.5 million and a loss of $1.7 million, respectively. For the nine months ended September 30, 2023 and 2022, the Change in Fair Value of Financial Instruments was a loss of $19.1 million and a loss of $6.0 million, respectively.
The increase in the loss for the three and nine months ended September 30, 2023, as compared to the corresponding periods in the prior year is largely driven by Loans Held for Sale, due to higher delinquencies and charge-offs combined with the impact from higher interest rates as the outstanding balance of Loans Held for Sale continued to increase until the securitization transaction was completed on September 25, 2023. The loss from changes in fair value for the three months ended September 30, 2023 was $10.9 million, due to a $1.6 million loss on fair value and $9.3 million in net charge-offs. This compares to the corresponding period in 2022, when there was a loss from changes in fair value of $6.3 million, due to a $4.4 million loss on fair value and $3.0 million in net charge-offs. For the nine months ended September 30, 2023, the loss from changes in fair value was $35.0 million, due to a $11.8 million loss on fair value and $22.8 million in net charge-offs. This compares to the corresponding period in 2022, when there was a loss from changes in fair value of $15.3 million, due to a $9.1 million loss on fair value and $7.8 million in net charge-offs.
For Borrower Loans, the loss from changes in fair value was $10.1 million for the three months ended September 30, 2023, which compared to a loss of $9.2 million for the corresponding period in the prior year, driven by increased delinquencies, charge-offs and interest rates. The loss for the three months ended September 30, 2023 is attributable primarily to a $0.5 million loss on fair value and $9.5 million in net charge-offs, while the loss for the same period in 2022 was primarily attributable to a loss on fair value of $5.6 million and $3.5 million in net charge-offs. The loss for the nine months ended September 30, 2023 of $28.1 million is attributable primarily to a $3.3 million loss on fair value and $24.5 million in net charge-offs, while the loss for the same period in 2022 was primarily attributable to a loss on fair value of $11.5 million and $9.3 million in net charge-offs. These losses are largely offset by the corresponding gains from Notes, as discussed above.
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
Fair value changes related to future cash flows underlying the Credit Card Derivative resulted in a gain of $8.5 million, and the net impact of realized transactions resulted in a gain of $0.7 million for the three months ended September 30, 2023. This compares to the corresponding period in the prior year, when fair value changes related to future cash flows underlying the Credit Card Derivative resulted in a gain of $3.0 million, and the net impact of realized transactions resulted in a gain of $1.8 million. For the nine months ended September 30, 2023, fair value changes related to projected future cash flows resulted in a gain of $17.3 million, while the net impact of realized transactions was a loss of $0.3 million. This compares to the corresponding period in the prior year, when fair value changes related to projected future cash flows were $6.8 million, while the net impact of realized transactions was a gain of $2.4 million. These fluctuations in gains and losses on the Credit Card Derivative for the three and nine month periods ended September 30, 2023, as compared to the same periods in the prior year, are largely reflective of the significant growth in the Credit Card portfolio with no charge-offs through September 30, 2022, given that the Credit Card program was launched in December 2021.
We also hold a swaption to limit our exposure to fluctuations in SOFR due to our PWIT Warehouse Line, which consists of two classes of loans that bear interest at SOFR plus a defined spread (see Note 11 for further information). The change in fair value of the swaption was immaterial for the three months ended September 30, 2023 and a gain of $1.2 million for the three months ended September 30, 2022, respectively. The change in fair value of the swaption was a loss of $0.5 million and a gain of $1.6 million for the nine months ended September 30, 2023 and 2022, respectively. The decrease in the value of the swaption year-over-year is largely driven by an increase in the strike price in 2023.
The following table details the changes in fair value of our financial instruments for the three and nine months ended September 30, 2023 and 2022, respectively (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Assets:
Borrower Loans	$(11,174)	$(9,220)	$(29,233)	$(21,110)
Loans Held for Sale	(10,947)	(7,462)	(34,538)	(16,895)
Credit Card Derivative (includes gains and losses from settled transactions)	9,273	4,840	17,013	9,194
SOFR rate swaption (included in Prepaid and Other Assets)	89	1,197	(456)	1,597

Liabilities:
Notes	10,214	9,071	28,109	21,228
Total	$(2,545)	$(1,574)	$(19,105)	$(5,986)
Expenses
The following tables summarize our expenses for the three and nine months ended September 30, 2023 and 2022 (in thousands, except percentages):

	Three Months Ended September 30,
	2023	2022	Change	% Change
Expenses
Origination and Servicing	$10,877	$16,238	$(5,361)	(33)%
Sales and Marketing	12,480	26,158	(13,678)	(52)%
General and Administrative - Research and Development	4,564	4,723	(159)	(3)%
General and Administrative - Other	17,312	16,332	980	6%
Change in Fair Value of Convertible Preferred Stock Warrants	16,706	(11,374)	28,080	n/m
Interest Expense on Term Loan	3,202	—	3,202	n/m
Other Income, Net	(834)	(308)	(526)	171%
Total Expenses	$64,307	$51,769	$12,538	24%

	Nine Months Ended September 30,
	2023	2022	Change	% Change
Expenses
Origination and Servicing	$35,494	$41,277	$(5,783)	(14)%
Sales and Marketing	41,608	62,243	(20,635)	(33)%
General and Administrative - Research and Development	16,066	15,384	682	4%
General and Administrative - Other	53,092	45,651	7,441	16%
Change in Fair Value of Convertible Preferred Stock Warrants	44,430	(88,860)	133,290	n/m
Gain on Forgiveness of PPP Loan	—	(8,604)	8,604	n/m
Interest Expense on Term Loan	9,023	—	9,023	n/m
Other Income, Net	(1,783)	(805)	(978)	121%
Total Expenses	$197,930	$66,286	$131,644	199%
n/m: not meaningful
The following table reflects full-time employees as of September 30, 2023 and 2022 by functional area:

	September 30, 2023	September 30, 2022
Origination and Servicing	103	168
Sales and Marketing	30	30
General and Administrative - Research and Development	105	99
General and Administrative - Other	189	170
Total Headcount	427	467
Origination and Servicing
Origination and Servicing costs consist primarily of salaries, benefits and stock-based compensation expense related to our capital markets, collections, customer support and payment processing employees and vendor costs associated with facilitating and servicing loans and our Credit Card product. The decrease for the three months ended September 30, 2023 of $5.4 million, or 33%, as compared to the corresponding period in 2022 is primarily due to a combined $4.2 million decrease in loan servicing and origination costs, consistent with the decrease in personal loan originations discussed above. Additionally, compensation costs decreased $1.5 million, driven primarily by decreased headcount, and software and subscription costs decreased $0.3 million. These decreases are partially offset by a $0.9 million increase in third-party servicing costs associated with our Credit Card product.
The decrease for the nine months ended September 30, 2023 of $5.8 million, or 14%, as compared to the corresponding period in 2022 is primarily due to a $4.9 million decrease in loan servicing and origination costs, consistent with the decrease in personal loan originations discussed above. Additionally, compensation costs decreased $2.4 million, driven primarily by decreased headcount, and software and subscription costs decreased $0.8 million. These decreases are partially offset by a $2.6 million increase in third-party servicing costs associated with our Credit Card product.

Sales and Marketing
Sales and Marketing costs consist primarily of affiliate marketing, search engine marketing, online and offline campaigns, email marketing, public relations and direct mail marketing, as well as compensation expenses such as wages, benefits and stock-based compensation for the employees who support these activities. For the three months ended September 30, 2023, the decrease of $13.7 million, or 52%, from the corresponding period in the prior year is due to an overall reduction in marketing and advertising costs, which is generally in line with the decrease in personal loan originations during this time. This includes decreases in marketing partnership costs of $12.6 million and digital advertising spend of $1.0 million.
For the nine months ended September 30, 2023, the decrease of $20.6 million, or 33%, from the corresponding period in the prior year is due to an overall reduction in marketing and advertising costs, which is generally in line with the decrease in personal loan originations during this time. This includes decreases in marketing partnership costs of $21.4 million, digital advertising spend and email advertising costs of a combined $1.7 million and direct-to-site advertising costs of $0.4 million. These decreases were partially offset by a $2.7 million increase in direct mail costs. Additionally, compensation expense increased $0.4 million, due primarily to the hiring of our new Chief Marketing Officer in May 2023.
General and Administrative - Research and Development
General and Administrative - Research and Development costs consist primarily of salaries, benefits and stock-based compensation expense related to our engineering and product development employees, as well as related vendor costs. The decrease in General and Administrative – Research and Development for the three months ended September 30, 2023, of $0.2 million from the corresponding period in the prior year is primarily due to an increase in the capitalization of internal-use software and website development costs. Specifically, these capitalized costs were $4.4 million and $2.8 million for the three months ended September 30, 2023 and 2022, respectively. This increased capitalization is generally in line with a $0.8 million increase in compensation expense and a $0.6 million increase in outsourced services, primarily related to the development of various platform features and our Credit Card product.
The increase in General and Administrative – Research and Development for the nine months ended September 30, 2023, of $0.7 million from the corresponding period in the prior year was due primarily to a $2.1 million increase in compensation expense and a $1.2 million increase in outsourced services, primarily related to the development of various platform features and our Credit Card product. Additionally, costs related to various software and subscriptions increased $0.3 million during this time. These increases were partially offset by additional capitalized internal-use software and web development costs. Specifically, these capitalized costs were $11.1 million and $8.1 million for the nine months ended September 30, 2023 and 2022, respectively.
General and Administrative - Other
General and Administrative - Other expenses consist primarily of salaries, benefits and stock-based compensation expense related to our accounting and finance, risk, legal, compliance, human resources and facilities employees, professional fees related to legal and accounting and facilities expenses. The increase in General and Administrative - Other for the three months ended September 30, 2023 of $1.0 million from the corresponding period in the prior year was due primarily to a $1.6 million increase in compensation expense, driven primarily by increased headcount. There was also a $0.5 million increase in software licenses and subscriptions costs to support our overall operations, including the increased headcount. Finally, decreases in various service costs, including outsourced services, facilities and maintenance and state taxes partially offset the increase for the three months ended September 30, 2023, as compared to the corresponding period in the prior year.
The increase in General and Administrative - Other for the nine months ended September 30, 2023 of $7.4 million from the corresponding period in the prior year was due primarily to a $5.9 million increase in compensation expense, driven primarily by increased headcount. There was also a $1.7 million increase in software licenses and subscriptions costs to support the overall operations, including the increased headcount. Additionally, various professional services costs, including accounting, tax and legal, contributed a $0.6 million increase for the nine months ended September 30, 2023, as compared to the corresponding period in the prior year. Finally, decreases in various facilities and maintenance costs in the amount of $0.6 million partially offset the increase for the nine months ended September 30, 2023, as compared to the corresponding period in the prior year.
Change in Fair Value of Convertible Preferred Stock Warrants
Change in Fair Value of Convertible Preferred Stock Warrants was a loss of $16.7 million and a loss of $44.4 million for the three and nine months ended September 30, 2023, respectively, due to an increase in the fair value of the underlying Convertible Preferred Stock for those periods. Change in Fair Value of Convertible Preferred Stock Warrants was a gain of $11.4 million and a gain of $88.9 million for the three and nine months ended September 30, 2022 respectively, due to a decrease in the fair value of the underlying Convertible Preferred Stock for those periods.

As discussed in Note 13, Convertible Preferred Stock, Convertible Preferred Stock Warrant Liability and Common Stock, of the accompanying condensed consolidated financial statements, we removed the discount for lack of marketability that was applied to the Black-Scholes option price for the Series E and F Warrants as of September 30, 2023, due to a change in valuation methodology. This change in estimate resulted in an increase in the loss from Change in Fair Value of Convertible Preferred Stock Warrants of approximately $38.9 million for the three and nine months ended September 30, 2023.
Gain on Forgiveness of PPP Loan
As discussed in Note 11 of the accompanying condensed consolidated financial statements, on March 21, 2022, we were notified by the SBA that all principal and interest under our PPP loan, totaling $8.6 million, was forgiven through a full forgiveness payment made on March 15, 2022 by the SBA to the lender of our PPP loan. As a result, we recognized the entire forgiven principal and interest as Gain on Forgiveness of PPP Loan for the nine months ended September 30, 2022.
Interest Expense on Term Loan
We incurred $3.2 million and $9.0 million in interest costs for the three and nine months ended September 30, 2023, respectively, related to the Term Loan we closed with a third-party financial institution in November 2022. Refer to Note 11 of the accompanying condensed consolidated financial statements for further information on the Term Loan, including details of the interest rates. We allocated $0.2 million in Term Loan interest costs to Net Interest Income for the nine months ended September 30, 2023, as the related Term Loan proceeds were used to purchase Loans Held for Sale through our Warehouse Lines.

Other Income, Net
Other Income, Net was $0.8 million and $1.8 million for the three and nine months ended September 30, 2023, respectively, and primarily consists of sublease income, interest income on cash and cash equivalents and other miscellaneous items. The $0.5 million and $1.0 million increases in Other Income Net, for the three and nine months ended September 30, 2023, respectively, as compared to the corresponding periods in the prior year are primarily attributable to increases in interest income driven by higher average cash balances (including proceeds from the Term Loan that closed in November 2022) and rising interest rates.
Non-GAAP Financial Measures
Adjusted Net Revenue
Adjusted Net Revenue is a non-GAAP financial measure that we define as our Total Net Revenue adjusted to exclude the impact of interest rates on the fair value of loans held in consolidated trusts and certain infrequent or unusual transactions such as the accelerated amortization of PWIIT debt issuance costs. As a result of the termination of the PWIIT Warehouse Line in September 2023 (see Note 11, Debt), we accelerated the remaining amortization of the related deferred debt issuance costs into interest expense. We exclude the impact of this accelerated amortization because it is non-cash and because of the infrequent nature of the transaction. Management does not believe that it is reflective of our ongoing operating results. We believe it is useful to investors to exclude the impact of interest rates on the fair value of loans held in consolidated trusts to gain insight into the performance of our consolidated loans, independent of market factors that are beyond management’s control.
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
Because of these limitations, you should consider Adjusted Net Revenue alongside other financial performance measures, including Total Net Revenue and our financial results presented in accordance with U.S. GAAP. The following table presents a reconciliation of Total Net Revenue to Adjusted Net Revenue for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total Net Revenue	$33,200	$60,410	$105,103	$154,264
Impact of interest rates on fair value of loans held in consolidated trusts(1)	1,023	4,721	8,267	10,056
Accelerated amortization of PWIIT debt issuance costs(2)	1,880	—	1,880	—
Adjusted Net Revenue	$36,103	$65,131	$115,250	$164,320
(1) Component of Change in Fair Value of Financial Instruments on the condensed consolidated statements of operations
(2) Component of Interest Expense on Financial Instruments on the condensed consolidated statements of operations
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure that we define as Net (Loss) Income adjusted for interest income on Cash and Cash Equivalents, Interest Expense on Term Loan, Income Tax Benefit or Expense, depreciation and amortization, impairment of long-lived assets and Goodwill, stock-based compensation expense, Change in Fair Value of Convertible Preferred Stock Warrants, and certain infrequent or unusual transactions. Starting with the second quarter of 2023, it is also adjusted for the impact of interest rates on the fair value of loans held in consolidated trusts. Prior periods have been updated to match current period presentation. The presentation of non-GAAP financial measures should not be considered in isolation or as a substitute for our financial results prepared in accordance with GAAP.
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
•Accelerated amortization of PWIIT debt issuance costs: See discussion on Adjusted Net Revenue, above.
•Interest Expense on Term Loan: We incur interest expense on the Term Loan we closed in November 2022, which is more fully described in Note 11 of the accompanying consolidated financial statements. Proceeds from the Term Loan are used to fund the operations of the business at our discretion, within certain limitations. This may include, but is not limited to, making investments in our Credit Card product, investing in loans held in our warehouse facilities or meeting operational obligations. We exclude the Term Loan interest expense not associated with proceeds used to invest in loans held in our warehouse facilities from Adjusted EBITDA, as it is based on the overall financing structure of PMI. This differs from Interest Expense on Financial Instruments (part of Total Net Revenues), as the proceeds from those instruments are used exclusively for the purposes of purchasing loans on our marketplace.
The following table presents a reconciliation of Net (Loss) Income to Adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net (Loss) Income	$(31,043)	$8,621	$(92,903)	$87,918
Depreciation expense:
Servicing and Origination	2,060	2,175	6,526	6,155
General and Administration - Other	500	674	1,616	1,961
Amortization of Intangibles	27	34	81	102
Stock-Based Compensation	413	496	1,185	1,295
Gain on Forgiveness of PPP Loan	—	—	—	(8,604)
Change in the Fair Value of Convertible Preferred Stock Warrants	16,706	(11,374)	44,430	(88,860)
Impact of interest rates on fair value of loans held in consolidated trusts	1,023	4,721	8,267	10,056
Interest Income on Cash and Cash Equivalents	(762)	(125)	(1,475)	(167)
Interest Expense on Term Loan	3,202	—	9,023	—
Accelerated amortization of PWIIT debt issuance costs	1,880	—	1,880	—
Income Tax (Benefit) Expense	(64)	20	76	60
Adjusted EBITDA	$(6,058)	$5,242	$(21,294)	$9,916

The decrease in Adjusted EBITDA for the three and nine months ended September 30, 2023, as compared to the corresponding periods in 2022, is primarily reflective of decreased personal loan originations, changes in the fair value of Loans Held for Sale (other than the impact of market interest rates) and incentives provided to whole loan investors as described above, partially offset by a significant increase in Credit Card net revenues due to growth in the underlying portfolio since the Credit Card program launched at the end of 2021.
Expenses on the condensed consolidated statements of operations include the following amounts of stock-based compensation expense for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Origination and Servicing	$21	$36	$65	$98
Sales and Marketing	98	215	201	417
General and Administrative	294	245	919	780
Total Stock-Based Compensation Expense	$413	$496	$1,185	$1,295
Segment Net Revenues, Adjusted Net Revenue and Adjusted EBITDA
Refer to Note 20 of the accompanying condensed consolidated financial statements for details on our segment reporting. The following table summarizes our segment net revenues, segment Adjusted Net Revenue and segment Adjusted EBITDA for the periods presented (in thousands, except percentages).

	Three Months Ended September 30,
	2023	2022	Change	% Change
Segment Net Revenues
Personal Loan	$20,686	$53,755	$(33,069)	(62)%
Home Equity	559	1,158	(599)	(52)%
Credit Card	11,955	5,497	6,458	117%
Subtotal - Reportable Segments	$33,200	$60,410	$(27,210)	(45)%

Segment Adjusted Net Revenue
Personal Loan	$23,589	$58,476	$(34,887)	(60)%
Home Equity	559	1,158	(599)	(52)%
Credit Card	11,955	5,497	6,458	117%
Subtotal - Reportable Segments	$36,103	$65,131	$(29,028)	(45)%

Segment Adjusted EBITDA
Personal Loan	$(9,159)	$6,682	$(15,841)	n/m
Home Equity	(1,049)	(117)	(932)	n/m
Credit Card	4,150	(1,323)	5,473	n/m
Subtotal - Reportable Segments	$(6,058)	$5,242	$(11,300)	n/m

	Nine Months Ended September 30,
	2023	2022	Change	% Change
Segment Net Revenues
Personal Loan	$79,917	$141,846	$(61,929)	(44)%
Home Equity	1,216	2,507	(1,291)	(51)%
Credit Card	23,970	9,911	14,059	142%
Subtotal - Reportable Segments	$105,103	$154,264	$(49,161)	(32)%

Segment Adjusted Net Revenue
Personal Loan	$90,064	$151,902	$(61,838)	(41)%
Home Equity	1,216	2,507	(1,291)	(51)%
Credit Card	23,970	9,911	14,059	142%
Subtotal - Reportable Segments	$115,250	$164,320	$(49,070)	(30)%

Segment Adjusted EBITDA
Personal Loan	$(19,989)	$19,880	$(39,869)	n/m
Home Equity	(2,813)	(1,250)	(1,563)	80%
Credit Card	1,508	(8,714)	10,222	n/m
Subtotal - Reportable Segments	$(21,294)	$9,916	$(31,210)	n/m
n/m: not meaningful
Segment Adjusted EBITDA is our primary segment profitability metric, and is calculated as segment revenue less operating expenses that are directly attributable to the segments’ products. Refer to Note 20 of the accompanying consolidated financial statements for a reconciliation of Segment Adjusted EBITDA to Net (Loss) Income Before Income Taxes. Segment Adjusted Net Revenue is calculated as segment revenue less the impact of changes in interest rates on the fair value of loans held in consolidated trusts and certain unusual or infrequent transactions. For the periods presented above, these adjustments only impact the Personal Loan segment.
Personal Loan
For the three months ended September 30, 2023, Personal Loan segment net revenues decreased $33.1 million, or 62%, as compared to the corresponding period in 2022, primarily as a result of (a) a $24.2 million decrease in Transaction Fees, Net, due to the decrease in personal loan originations during this time, (b) a $5.4 million decrease in net revenues from Change in Fair Value of Financial Instruments, as described above, (c) a $2.6 million decrease in Total Interest Income (Expense), Net, primarily due to the $1.9 million accelerated recognition of debt issuance costs upon the termination of the PWIIT Warehouse Line in September 2023, and (d) a $1.8 million decrease in (Loss) Gain on Sale of Borrower Loans, due primarily to decreases in the volume of whole loans sold due to lower originations. These decreases were partially offset by a $1.0 million increase in Servicing Fees, Net, due to the increase in whole loans outstanding during this period, as discussed above.
For the nine months ended September 30, 2023, Personal Loan segment net revenues decreased $61.9 million, or 44%, as compared to the corresponding period in 2022, primarily as a result of (a) a $34.1 million decrease in Transaction Fees, Net, due to the decrease in personal loan originations during this time, (b) a $20.9 million decrease in net revenues from Change in Fair Value of Financial Instruments, as described above, (c) a $10.2 million decrease in (Loss) Gain on Sale of Borrower Loans, due primarily to additional incentives provided to whole loan investors driven by market volatility and incentives offered by competitors combined with the impact from decreases in the volume of whole loans sold due to lower originations, (d) a $0.6 million decrease in Other Revenues, due to the termination of a partner incentive agreement in June 2022 and (e) a $0.5 million decrease in Total Interest Income (Expense), Net, primarily due to the $1.9 million accelerated recognition of debt issuance costs upon the termination of the PWIIT Warehouse Line in September 2023, partially offset by the increase in net interest income from Loans Held for Sale due to the increased usage of our Warehouse Lines. These decreases were partially offset by a $4.5 million increase in Servicing Fees, Net, due to the increase in whole loans outstanding during this period, as discussed above.

Segment Adjusted Net Revenue associated with the Personal Loan segment decreased $34.9 million and $61.8 million for the three and nine months ended September 30, 2023, respectively, as compared to the corresponding periods in 2022. This is reflective of the same factors that drove the decrease in net revenues discussed above, excluding the impact of interest rates on the fair value of loans held in consolidated trusts and the accelerated recognition of debt issuance costs upon the termination of the PWIIT Warehouse Line in September 2023.
Adjusted EBITDA associated with the Personal Loan segment decreased $15.8 million and $39.9 million for the three and nine months ended September 30, 2023, respectively, as compared to the corresponding periods in 2022. This is primarily reflective of the decrease in net revenues and segment Adjusted Net Revenue discussed above, which was not fully offset by the corresponding decrease in operating expenses.
Home Equity
For the three and nine months ended September 30, 2023, the decreases in Home Equity segment net revenues and segment Adjusted Net Revenue of $0.6 million and $1.3 million, respectively, are reflective of lower Transaction Fees, Net, due to the decreases in originations during this time. Home Equity segment net revenues consist of broker fees from our lending partners, and Adjusted EBITDA is reflective of these net revenues, offset by operating expenses.
Credit Card
For the three months ended September 30, 2023, Credit Card segment net revenues and Segment Adjusted Net Revenues increased $6.5 million, or 117%, as compared to the corresponding period in 2022, primarily as a result of a $3.0 million increase in Transaction Fees, Net and $4.5 million increase in net revenues from Change in Fair Value of Financial Instruments, generally due to the overall growth in the Credit Card portfolio during this time. This increase was partially offset by a $1.3 million decrease in Servicing Fees, Net, as a result of an increase in the net servicing obligation related to the Credit Card portfolio.
For the nine months ended September 30, 2023, Credit Card segment net revenues and segment Adjusted Net Revenue increased $14.1 million, or 142%, as compared to the corresponding period in 2022, primarily as a result of a $9.1 million increase in Transaction Fees, Net, and a $7.8 million increase in fair value gains on our Credit Card Derivative, generally due to the overall growth in the Credit Card portfolio during this time. These increases were partially offset by a $3.1 million decrease in Servicing Fees, Net, as a result of an increase in the net servicing obligation related to the Credit Card portfolio.
Adjusted EBITDA associated with the Credit Card segment increased $5.5 million and $10.2 million, respectively, for the three and nine months ended September 30, 2023, respectively, as compared to the corresponding periods in 2022, which is primarily reflective of the increase in net revenues discussed above, partially offset by our continued investments in the Credit Card product’s success, as well as increased operations and marketing costs due to the growth in the portfolio.
LIQUIDITY AND CAPITAL RESOURCES
We believe our liquidity needs for the next twelve months, and for the foreseeable future beyond that period, can be met through transaction fees, servicing fees, net interest income, other revenue, proceeds from sales or securitizations of loans, draws on warehouse lines, realized gains on the Credit Card Derivative, proceeds from our Term Loan and Cash and Cash Equivalents. For further details related to our Term Loan and warehouse lines, see Note 11 of the accompanying consolidated financial statements. Management monitors our financial results and operations. If the financial results anticipated are not achieved or we fail to maintain compliance with the debt covenants under our Term Loan, our sources of liquidity may not be sufficient to meet our operating and liquidity requirements without obtaining additional liquidity which may not be available on favorable terms or at all.
The following table summarizes our cash flow activities for the three months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,
	2023	2022
Net (Loss) Income	$(31,043)	$8,621

Net Cash Provided by (Used in) Operating Activities	23,174	(104,255)
Net Cash Used in Investing Activities	(12,544)	(13,592)
Net Cash (Used in) Provided by Financing Activities	(28,475)	89,233
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(17,845)	(28,614)
Cash, Cash Equivalents and Restricted Cash at the beginning of the period	155,215	231,467
Cash, Cash Equivalents and Restricted Cash at the end of the period	$137,370	$202,853
Cash, Cash Equivalents and Restricted Cash decreased by $17.8 million for the three months ended September 30, 2023, based on the following components:
Operating Activities: $23.2 million in cash was provided by operating activities, driven by (a) $53.9 million in net proceeds from Loans Held for Sale, partially offset by (b) $23.9 million in cash used for working capital, primarily due to the timing of payments to investors and third-party vendors, as well as a $9.3 million reclassification of Restricted Cash to Prepaid and Other Assets during the quarter (see Note 2 of the accompanying condensed consolidated financial statements) and (c) $6.9 million in net loss, net of non-cash items.
Investing Activities: $12.5 million in cash was used in investing activities due to (a) $56.3 million in purchases of Borrower Loans, and (b) 4.6 million in purchases of property and equipment, primarily consisting of internal-use software, partially offset by (c) $48.4 million from sales and principal payments of Borrower Loans.
Financing Activities: $28.5 million in cash was used in financing activities, due primarily to (a) $61.2 million in principal payments on Warehouse Lines, (b) $224.0 million for the extinguishment of principal and interest on the PWIIT Warehouse Line and (c) $2.7 million in issuance costs related to setting up the PMIT 2023-1 securitization, partially offset by (d) $250.7 million in proceeds from the issuance of PMIT 2023-1 securitized notes and (e) $8.7 million in proceeds from issuance, net of payments, on Notes, at Fair Value.
Cash, Cash Equivalents and Restricted Cash increased $28.6 million for the three months ended September 30, 2022 based on the following components:
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
The following table summarizes our cash flow activities for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net (Loss) Income	(92,903)	87,918

Net Cash Used in Operating Activities	(34,460)	(167,226)
Net Cash Used in Investing Activities	(51,526)	(66,294)
Net Cash Provided by Financing Activities	26,747	200,748
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(59,239)	(32,772)
Cash, Cash Equivalents and Restricted Cash at the beginning of the period	196,609	235,625
Cash, Cash Equivalents and Restricted Cash at the end of the period	$137,370	$202,853
Cash, Cash Equivalents and Restricted Cash decreased by $59.2 million for the nine months ended September 30, 2023, based on the following components:
Operating Activities: $34.5 million in cash was used in operating activities, driven by (a) $33.5 million in cash used for working capital, primarily due to the timing of payments to investors and third-party vendors, as well as a $9.3 million reclassification of Restricted Cash to Prepaid and Other Assets during the period (as described above), and (b) $13.9 million in net loss, net of non-cash items, partially offset by (c) $12.9 million in net purchases of Loans Held for Sale.
Investing Activities: $51.5 million in cash was used in investing activities due to (a) $182.1 million in purchases of Borrower Loans, and (b) $12.1 million in purchases of property and equipment, primarily consisting of internal-use software, partially offset by (c) $142.7 million from sales and principal payments of Borrower Loans.
Financing Activities: $26.7 million in cash was provided by financing activities, due primarily to (a) $38.4 million in proceeds from issuance, net of payments, on Notes, at Fair Value, and (b) $250.7 million in proceeds from the issuance of PMIT 2023-1 securitized notes, partially offset by (c) $33.9 million in principal payments on Warehouse Lines, net of proceeds, (d) $224.0 million for the extinguishment of principal and interest on the PWIIT Warehouse Line and (e) $4.5 million in debt issuance costs related to the extensions of our PWIIT warehouse facility in February 2023, PWIT warehouse facility in May 2023 and PMIT 2023-1 securitization in September 2023.
Cash, Cash Equivalents and Restricted Cash decreased $32.8 million for the nine months ended September 30, 2022, based on the following components:
Operating Activities: $167.2 million in cash was used in operating activities, driven by (a) $171.0 million in net purchases of Loans Held for Sale and (b) $1.4 million in cash used for working capital, primarily due to the timing of payments to investors and third-party vendors, partially offset by (c) $5.2 million in net income, net of non-cash items. These non-cash items include the $8.6 million Gain on Forgiveness of PPP Loan, which is more fully described in Note 11 of the accompanying condensed consolidated financial statements.
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
Off-Balance Sheet Arrangements
As a result of retaining servicing rights on the sale of Borrower Loans, we are an interest holder in certain special purpose entities that purchase these Borrower Loans. None of these special purpose entities are consolidated as we are not the primary beneficiary. Other than these special purpose entities, as of September 30, 2023, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements or other purposes.
CRITICAL ACCOUNTING POLICIES
Certain of Prosper's accounting policies that involve a higher degree of judgment and complexity are discussed in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in Prosper’s Annual Report on Form 10-K for the year ended December 31, 2022. There have been no significant changes to these critical accounting estimates during the first nine months of 2023.

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
Results of Operations
Overview
The following tables summarize Prosper Funding’s net (loss) income for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
Total Net Revenues	$17,092	$24,400	$(7,308)	(30)%
Total Expenses	15,204	24,365	(9,161)	(38)%
Net Income	$1,888	$35	$1,853	n/m

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Total Net Revenues	50,616	66,007	$(15,391)	(23)%
Total Expenses	48,778	61,990	(13,212)	(21)%
Net Income	$1,838	$4,017	$(2,179)	(54)%
n/m: not meaningful

Total net revenues for the three months ended September 30, 2023 decreased $7.3 million, or 30%, from the three months ended September 30, 2022, primarily due to decreased administration fee revenue driven by a decrease in the number of loan listings on our marketplace during the period, partially offset by an increase in incentives provided to whole loan investors (for which PFL bills PMI). Because of the growth in our servicing book, there was a resulting increase in Servicing Fees, Net. There was also a decrease in (Loss) Gain on Sale of Borrower Loans primarily due to the decreased whole loan originations. Because these incentives are reimbursed through the administration fee revenue, there is no net impact on total net revenues. Finally, due primarily to additional debt sale fees earned on charged-off Borrower Loans, total net revenues from Change in Fair Value of Financial Instruments, Net increased as compared to the prior year by approximately $0.8 million. Total expenses for the three months ended September 30, 2023 decreased $9.2 million, or 38%, from the three months ended September 30, 2022, largely due to a decrease in administrative fee expense during the period resulting from a decrease in loans funded for the period.
Total net revenues for the nine months ended September 30, 2023 decreased $15.4 million, or 23%, from the nine months ended September 30, 2022, primarily due to decreased administration fee revenue driven by a decrease in the number of loan listings on our marketplace during the period, partially offset by an increase in incentives provided to whole loan investors (for which PFL bills PMI). Because of the growth in our servicing book, there was a resulting increase in Servicing Fees, Net.

There was also a decrease in (Loss) Gain on Sale of Borrower Loans, due to the increase in incentives provided to whole loan investors, as well as decreased whole loan originations. Because these incentives are reimbursed through the administration fee revenue, there is no net impact on total net revenues. Other Revenues decreased by $0.5 million primarily due to a partner incentive program that terminated in June 2022. Total expenses for the nine months ended September 30, 2023 decreased $13.2 million, or 21%, from the nine months ended September 30, 2022, largely due to a decrease in administrative fee expense during the period resulting from a decrease in loans funded for the period.
Revenues
The following tables summarize Prosper Funding’s revenue for the three and nine months ended September 30, 2023 and 2022 (in thousands, except percentages):

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
Revenues:
Operating Revenues:
Administration Fee Revenue - Related Party	$10,552	$18,234	$(7,682)	(42)%
Servicing Fees, Net	7,408	5,695	1,713	30%
(Loss) Gain on Sale of Borrower Loans	(2,891)	(346)	(2,545)	n/m
Other Revenues	125	132	(7)	(5)%
Total Operating Revenues	15,194	23,715	(8,521)	(36)%
Interest Income on Borrower Loans	13,790	11,592	2,198	19%
Interest Expense on Notes	(12,512)	(10,758)	(1,754)	16%
Net Interest Income	1,278	834	444	53%
Change in Fair Value of Financial Instruments, Net	620	(149)	769	n/m
Total Net Revenue	$17,092	$24,400	$(7,308)	(30)%

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Revenues:
Operating Revenues:
Administration Fee Revenue - Related Party	$31,104	$42,385	$(11,281)	(27)%
Servicing Fees, Net	20,985	14,808	6,177	42%
(Loss) Gain on Sale of Borrower Loans	(5,227)	5,611	(10,838)	n/m
Other Revenues	278	802	(524)	(65)%
Total Operating Revenues	47,140	63,606	(16,466)	(26)%
Interest Income on Borrower Loans	39,091	33,228	5,863	18%
Interest Expense on Notes	(36,071)	(30,945)	(5,126)	17%
Net Interest Income	3,020	2,283	737	32%
Change in Fair Value of Financial Instruments, Net	456	118	338	n/m
Total Net Revenue	$50,616	$66,007	$(15,391)	(23)%
n/m: not meaningful
Administration Fee Revenue - Related Party

We primarily generate revenues through license fees we earn under our Administration Agreement with PMI. The Administration Agreement contains a license we grant to PMI that entitles PMI to use the marketplace for, and in relation to: (i) PMI’s performance of its duties and obligations under the Administration Agreement, and (ii) PMI’s performance of its duties and obligations to WebBank under the Loan Account Program Agreement. The Administration Agreement requires PMI to pay us a monthly license fee that is partially based on the number of loan listings posted on the marketplace in that month, as well as a fee based on incentives provided to investors to incentivize the purchase of Borrower Loans from PFL. The decreases in Administrative Fee Revenue of $7.7 million and $11.3 million for the three and nine months ended September 30, 2023, respectively, as compared to the corresponding periods in 2022, are primarily due to a decrease in loan listings generated on the marketplace, which resulted in a decrease in Administrative Fee Revenue of $7.4 million and $18.3 million for the three and nine months ended September 30, 2023, respectively. These decreases were combined with $0.3 million decrease and partially offset by $7.0 million increases in Administrative Fee Revenue for the three and nine months ended September 30, 2023, respectively, related to reimbursements received from PMI for incentives provided to whole loan investors, as discussed above.
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
The increases in Servicing Fees, Net of $1.7 million and $6.2 million for the three and nine months ended September 30, 2023, respectively, as compared to the corresponding periods in 2022, are largely due to the growth in the servicing book during these periods, which resulted in approximately $1.8 million and $6.6 million in additional Servicing Fees for the three and nine months ended September 30, 2023, respectively. This is generally in line with the increase in personal loan originations in the periods preceding the third quarter of 2023. These increases for both periods are partially offset by increases in collection agency costs, net of collections and debt sale fees, as we increased our spend on these agencies in response to higher delinquencies.
(Loss) Gain on Sale of Borrower Loans
(Loss) Gain on Sale of Borrower Loans consists of net losses and gains on Borrower Loans sold through the Whole Loan Channel, net of any incentives provided to investors at the time of sale. For the three and nine months ended September 30, 2023, these incentives decreased $0.3 million and increased $7.0 million, respectively, from the corresponding periods in the prior year. Excluding the impact of these incentives, the remaining decreases in (Loss) Gain on Sale of Borrower Loans of $2.8 million and $3.8 million for the three and nine months ended September 30, 2023, respectively, as compared to the same periods in 2022, were primarily due to decreases in the volume of whole loans sold due to lower personal loan originations, as discussed above.
Other Revenues
Other Revenues has historically consisted primarily of incentive fees, which are earned from partner companies through our incentive programs. The $0.5 million decrease in Other Revenues for the nine months ended September 30, 2023, as compared to the corresponding period in 2022, is primarily due to a decrease in these incentive fees, as we terminated an incentive program in June 2022.
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
Overall, the $0.4 million and $0.7 million increases in Net Interest Income for the three and nine months ended September 30, 2023, as compared to the corresponding periods in 2022, are due to an increase in the outstanding principal balance of Borrower Loans and Notes during these periods.
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
The following table summarizes the fair value adjustments for the three and nine month periods ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Borrower Loans	(9,594)	(9,220)	$(27,653)	$(21,110)
Notes	10,214	9,071	28,109	21,228
Total	$620	$(149)	$456	$118
The increases in net revenues from Change in Fair Value of Financial Instruments for the three and nine months ended September 30, 2023, as compared to the corresponding periods in 2023, are primarily reflective of increased debt sale fees on charged-off Borrower Loans during these periods. This includes the impact of Borrower Loans transferred to PFL in conjunction with the PMIT 2023-1 Transaction, as discussed in Note 4, Borrower Loans and Notes, at Fair Value, of the accompanying condensed consolidated financial statements. Other fair value changes are generally not material, which is consistent with the borrower payment-structure described above.
Expenses
The following table summarizes our expenses for the three and nine month periods ended September 30, 2023 and 2022 (in thousands, except percentages):

	Three Months Ended September 30,
	2023	2022	Change	% Change
Expenses:
Administration Fee - Related Party	$13,493	$21,966	$(8,473)	(39)%
Servicing and Other, Net	1,711	2,399	(688)	(29)%
Total Expenses	$15,204	$24,365	$(9,161)	(38)%

	Nine Months Ended September 30,
	2023	2022	Change	% Change
Expenses:
Administration Fee - Related Party	$43,336	$55,773	$(12,437)	(22)%
Servicing and Other, Net	5,442	6,217	(775)	(12)%
Total Expenses	$48,778	$61,990	$(13,212)	(21)%
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
The decreases in Administration Fee - Related Party expense of $8.5 million and $12.4 million for the three and nine months ended September 30, 2023, respectively, as compared to the same periods in 2022, are due primarily to a drop in the number of Borrower Loans originated through the marketplace during these periods, which contributed $9.5 million and $17.2 million decreases, respectively. These decreases were partially offset by the increases in Servicing Fees, Net, discussed above, which resulted in $1.0 million and $4.8 million increases in Administration Fee - Related Party for the three months ended September 30, 2023 and 2022, respectively.
Servicing
Servicing costs consist primarily of vendor and borrower costs, as well as depreciation of internal-use software associated with servicing Borrower Loans. The increases in Servicing costs for the three and nine months ended September 30, 2023, as compared to the corresponding periods in 2022, are due primarily to increased internal-use software amortization, due to the release of various platform features over the previous year.
General and Administrative
General and Administrative costs consist primarily of bank service charges and professional fees. These costs are not significant for the three and nine months ended September 30, 2023.
LIQUIDITY AND CAPITAL RESOURCES
We anticipate that our available funds and cash flow from operations will be sufficient to meet our operational cash needs for at least the next 12 months.
The following table summarizes our cash flow activities for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net Income	$1,838	$4,017

Net Cash Used in Operating Activities	(20,948)	(4,579)
Net Cash Used in Investing Activities	(44,014)	(60,901)
Net Cash Provided by Financing Activities	38,387	50,302
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(26,575)	(15,178)
Cash, Cash Equivalents and Restricted Cash at the beginning of the period	97,849	167,876
Cash, Cash Equivalents and Restricted Cash at the end of the period	$71,274	$152,698

Cash, Cash Equivalents and Restricted Cash decreased $26.6 million for the nine months ended September 30, 2023, based on the following components:
Operating Activities: $20.9 million was used in operating activities, driven by cash used in working capital of $26.3 million, primarily due to the timing of payments to PMI and investors, partially offset by net income, net of non-cash adjustments of $5.3 million.
Investing Activities: $44.0 million was used in investing activities, due to $182.1 million in purchases of Borrower Loans and $4.7 million in purchases of property and equipment, partially offset by $142.8 million of principal payments under Borrower Loans.
Financing Activities: $38.4 million was provided by financing activities, due to $180.0 million in proceeds from the issuance of Notes, at Fair Value, partially offset by $141.6 million in payments for Notes, at Fair Value.
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
Income Taxes
We incurred no income tax expense for the nine months ended September 30, 2023 and 2022. We are a US disregarded entity for income tax purposes and our income and loss is included in the return of our parent, PMI. Given PMI’s history of taxable losses, it is difficult to accurately forecast how Prosper’s and our results will be affected by the realization and use of net operating loss carry forwards.
Off-Balance Sheet Arrangements
As a result of retaining servicing rights on the sale of Borrower Loans, we are a variable interest holder in certain special purposes entities that purchase these Borrower Loans. None of these special interest entities are consolidated as we are not the primary beneficiary. Otherwise as of September 30, 2023, we have not engaged in any off-balance sheet financing activities.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND INTEREST RATE RISK
PROSPER MARKETPLACE, INC.
Market Risk
Market risk is the risk of loss to future earnings, values, or future cash flows that may result from changes in financial market prices and interest rates.
Through the Warehouse Lines we invest in Loans Held for Sale and through the securitization trust (formed in September 2023) we hold Borrower Loans. Investments in interest-earning instruments carry a degree of interest rate risk. Changes in U.S. interest rates affect the market value of these Loans Held for Sale and Borrower Loans on our balance sheet. Our future investment income may fall short of expectations, or we may suffer a loss in principal if we are forced to sell Loans Held for Sale that have declined in market value due to changes in interest rates, loss assumptions or overall market conditions. Recent interest rate increases, due in part to ongoing inflation, may increase the risks of our investments in Loans Held for Sale and Borrower Loans, and additional fluctuations in interest rates may exacerbate such risks. Changes in the market value of Loans Held for Sale and Borrower Loans are recorded on the Consolidated Statement of Operations. The fair value of Loans Held for Sale was $191.6 million and $499.8 million as of September 30, 2023, and December 31, 2022, respectively, while the fair value of Borrower Loans held in the consolidated securitization trust was $257.1 million as of September 30, 2023.
The fair values of Borrower Loans, Loans Held for Sale, and Notes are determined using discounted cash flow methodologies based upon a set of valuation assumptions such as default rate, prepayment rate and discount rate. Default rate, prepayment rate and discount rate may change due to expected loan performance or changes in the expected returns of similar financial instruments available in the market. We are exposed to the risk of a decrease in the fair value of loans held in the warehouse and securitization trusts. For Borrower Loans and Notes presented on our Balance Sheet on behalf of our Note Channel investors, the fair value adjustments for Borrower Loans are largely offset by the fair value adjustments of the Notes due to the borrower payment dependent design of the Notes and due to the total principal balances of the Borrower Loans being very close to the total principal balances of the Notes.
We are also exposed to variable interest rate risk under the debt from the Warehouse Lines, which had an outstanding balance of $188.9 million and $446.8 million as of September 30, 2023, and December 31, 2022, respectively. To reduce the impact of large fluctuations in interest rates, we hedged a portion of our interest rate risk by entering into a derivative agreement with a financial institution, which is currently in the money. The derivative agreement that we use to manage the risk associated with fluctuations in interest rates may not be able to eliminate the exposure to these changes. Interest rates are sensitive to numerous factors outside of our control, such as government and central bank monetary policy in the United States. Depending on the size of the exposures and the relative movements of interest rates, if we choose not to hedge or fail to effectively hedge our exposure, we could experience a material adverse effect on our results of operations and financial condition.
We had cash and cash equivalents of $39.5 million and $83.4 million as of September 30, 2023, and December 31, 2022, respectively. These amounts were held in various unrestricted deposits with highly rated financial institutions and short-term, highly liquid marketable securities which may include money market funds, U.S. Treasury securities, and U.S. agency securities. Cash and Cash Equivalents are held for working capital purposes. Due to their short-term nature, we believe that it does not have any material exposure to changes in the fair value of these liquid investments as a result of changes in interest rates. Decreases in short-term interest rates will moderately reduce interest income on these Cash and Cash Equivalents. Increases in short-term interest rates will moderately increase the interest income earned on the Cash and Cash Equivalents.
Interest Rate Sensitivity
As more fully described in Note 8, Fair Value of Assets and Liabilities, of Prosper's condensed consolidated financial statements attached to this Quarterly Report on Form 10-Q, the combined fair value of Borrower Loans and Loans Held for Sale is $783.8 million as of September 30, 2023, determined using a weighted-average discount rate of 8.58%. The combined fair value of Borrower Loans and Loans Held for Sale was $820.4 million as of December 31, 2022, determined using a weighted-average discount rate of 6.72%. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $7.7 million and $8.3 million in the fair value of PMI’s investment in Borrower Loans and Loans Held for Sale as of September 30, 2023, and December 31, 2022, respectively. A hypothetical 100 basis point decrease in interest rates would result in an increase of approximately $7.9 million and $8.6 million in the fair value of our investment in Borrower Loans and Loans Held for Sale as of September 30, 2023, and December 31, 2022, respectively. Any realized or unrealized gains or losses resulting from such interest rate change would be recorded in our statement of operations so long as we hold these Borrower Loans and Loans Held for Sale on our balance sheet.
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
Prosper Funding had Cash and Cash Equivalents of $2.9 million as of September 30, 2023, and $6.3 million as of December 31, 2022. These amounts were held in various unrestricted deposits with highly rated financial institutions and short term, highly liquid marketable securities which may include money market funds, U.S. treasury securities and U.S. agency securities. Cash and cash equivalents are held for working capital purposes. Due to their short-term nature, Prosper Funding believes that it does not have any material exposure to changes in the fair value of these liquid investments as a result of changes in interest rates. Decreases in short-term interest rates will moderately reduce interest income on these cash and cash equivalents, while increases in short-term interest rates will moderately increase the interest income earned on these cash and cash equivalent balances.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Registrants’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are designed to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the SEC, and that such information is accumulated and communicated to management, including to each Registrant’s Principal Executive Officer (PEO) and Principal Financial Officer (PFO), to allow timely decisions regarding required disclosures. The management of each Registrant, with the participation of such Registrant’s PEO and PFO, has evaluated the effectiveness of such Registrant’s disclosure controls and procedures as of September 30, 2023. Based on this evaluation, each Registrant’s PEO and PFO have concluded that these disclosure controls and procedures were effective as of September 30, 2023.
Changes in Internal Control Over Financial Reporting
There were no changes in either Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, either Registrant’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
This Item should be read in conjunction with the disclosures contained in Part I, Item 3, “Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2022.
In March 2021, PMI and PFL accepted service of a complaint via email. PMI, PFL and Velocity Investments, LLC, an accounts receivable management company (“Velocity”), were each named in a purported class action lawsuit brought by two individual plaintiffs in the Circuit Court for Montgomery County, Maryland, filed on February 3, 2021 (the “Jones Litigation”). The complaint asserts, on behalf of the plaintiffs and the class members, claims for violation of certain Maryland state laws and seeks damages. The plaintiffs also seek a declaration of requirement for Maryland licensure and that PMI, PFL, and Velocity did not have the right to collect money from the plaintiffs and the class members on the loan accounts. The Jones Litigation was accompanied by a related petition to stay arbitration and demand declaratory judgement in the Circuit Court for Montgomery County, Maryland (the “Jones Petition”). On April 8, 2021, the Jones Litigation was removed to the United States District Court for the District of Maryland (the “Federal District Court”). In March 2021, a similar class action lawsuit, Khan v. Crown Asset Management LLC, was filed in the Circuit Court for Montgomery County, Maryland (the “Khan Litigation”) accompanied by a related petition to stay arbitration (the “Khan Petition”). Prosper was not a named defendant in the Khan Litigation or the Khan Petition. In May 2021, the Khan Litigation was removed to the Federal District Court. On July 15, 2021, plaintiff dismissed the Jones Petition but joined PMI, PFL, and Velocity to the Khan Petition (the “Combined Petition”). The Combined Petition was removed on July 29, 2021 to the Federal District Court. On March 21, 2022, the Federal District Court issued a ruling to compel arbitration in the Jones Litigation and the Khan Litigation, stay the Combined Petition, and combine all cases (the “Ruling to Compel Arbitration”). On April 4, 2023, the Federal District Court issued a ruling asserting jurisdiction over the Khan Litigation, denying plaintiffs’ motion for reconsideration of the Ruling to Compel Arbitration, and denying plaintiffs’ request for an interlocutory appeal. On May 22, 2023, the parties settled. The Combined Petition was subsequently dismissed with prejudice.
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

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PMI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 (1)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PMI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 (1)

31.3	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PFL’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 (1)

31.4	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PFL’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 (1)

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to PMI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 (1)

32.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to PFL’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 (1)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	Taxonomy Extension Calculation Linkbase Document

101.LAB	Taxonomy Extension Label Linkbase Document

101.PRE	Taxonomy Extension Presentation Linkbase Document

101.DEF	Taxonomy Extension Definition Linkbase Document

(1)	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSPER MARKETPLACE, INC.
PROSPER FUNDING LLC

November 13, 2023	/s/ David Kimball
David Kimball
Chief Executive Officer of Prosper Marketplace, Inc.
Chief Executive Officer of Prosper Funding LLC
(Principal Executive Officer)

November 13, 2023	/s/ Usama Ashraf
Usama Ashraf
President and Chief Financial Officer of Prosper Marketplace, Inc.
President, Chief Financial Officer and Treasurer of Prosper Funding LLC
(Principal Financial Officer)