Form 10-K
period 2023-12-31
PROSPER MARKETPLACE, INC; Prosper Funding LLC
filed 2024-03-22
CIK 1416265, 1542574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

	Aggregate Market Value of Voting and Non-Voting Common Equity Held by Non-Affiliates of the Registrant at	Number of Shares of Common Stock of the Registrant Outstanding at
	June 30, 2023	March 19, 2024
Prosper Marketplace, Inc.	(a)	77,164,623
($0.01 par value)
Prosper Funding LLC	(a)(b)	None
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

Except as the context requires otherwise, as used herein, “Registrants” refers to Prosper Marketplace, Inc. (“PMI”), a Delaware corporation, and its wholly owned subsidiary, Prosper Funding LLC (“PFL”), a Delaware limited liability company; “we,” “us,” “our,” “Prosper,” and the “Company” refers to (i) PMI, (ii) its wholly owned subsidiaries, PFL, BillGuard, Inc. (“BillGuard”), a Delaware corporation, and Prosper Healthcare Lending LLC (“PHL”), a Delaware limited liability company, and (iii) its variable interest entities, Prosper Warehouse I Trust (“PWIT”), a Delaware statutory trust, Prosper Warehouse II Trust (“PWIIT,” terminated September 25, 2023), a Delaware statutory trust, Prosper Marketplace Issuance Trust, Series 2023-1 (“PMIT 2023-1”), a Delaware statutory trust, and Prosper Grantor Trust (“PGT”), a Delaware statutory trust, on a consolidated basis; and “Prosper Funding” refers to PFL and its wholly owned subsidiary, Prosper Depositor LLC, a Delaware limited liability company, on a consolidated basis. In addition, the unsecured personal loans originated through our marketplace are referred to as “Borrower Loans,” and the borrower payment dependent notes issued through our marketplace, whether issued by PMI or PFL, are referred to as “Notes.” Investors currently invest in Borrower Loans through two channels: (i) the “Note Channel,” which allows investors to purchase Notes from PFL, the payments of which are dependent on the payments made on the corresponding Borrower Loan; and (ii) the “Whole Loan Channel,” which allows accredited and institutional investors to purchase Borrower Loans in their entirety directly from PFL. The Notes available to Note Channel investors are distinguishable from notes held by certain third party investors pursuant to Prosper’s securitization transactions, which are referred to herein as “Notes Issued by Securitization Trust.” Finally, although historically the Company has referred to investors as “lender members,” PFL calls them “investors” herein to avoid confusion since WebBank is the lender for Borrower Loans originated through our marketplace.
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
•our ability to attract potential borrowers and investors to our personal loan marketplace, and borrowers to our unsecured credit card (“Credit Card”) product, and secured digital home equity line of credit and home equity loan (together, the “Home Equity Products”);
•the reliability of the information about borrowers that is supplied by borrowers including actions by some borrowers to defraud investors;
•our ability to service the Borrower Loans, and our ability or the ability of a third party debt collector to pursue collection against any borrower, including in the event of fraud or identity theft;
•credit risks posed by the credit worthiness of borrowers of our Personal Loan and Credit Card products and the effectiveness of our credit rating systems;
•potential efforts by state regulators or litigants to impose liability that could affect PFL’s (or any subsequent assignee’s) ability to continue to charge to borrowers the interest rates that they agreed to pay at origination of their loans;
•the impact of future economic conditions on the performance of the Notes and the loss rates for the Notes;
•the growth and performance of the recently-launched Credit Card product and the Home Equity Products;

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
Personal Loan
We are a pioneer of peer-to-peer lending in the U.S. and first launched our personal loan lending product in 2006. Our personal loan marketplace facilitated $2.2 billion in Borrower Loan originations during 2023 and $25.6 billion in Borrower Loan originations since launch.
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
Our personal loan marketplace offers fixed rate, fully amortizing, unsecured personal loans ranging from $2,000 to $50,000 with no prepayment penalty. Loan terms of 24, 36, 48 and 60 months are available, depending in large part upon the Prosper Rating assigned to the borrower at issuance and loan amount being sought. All Borrower Loans are originated and funded by WebBank, an FDIC-insured, state chartered industrial bank organized under the laws of Utah. After origination, WebBank sells the Borrower Loans to PFL, which either holds them or sells them to accredited institutional investors.
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
Home Equity
We launched the HELOC product and the HELoan product in March 2019 and October 2022, respectively. Currently, we partner with Spring EQ, LLC and Citizens Bank, N.A. (collectively, our “Home Lending Partners”) to provide a variety of Home Equity services, including accepting online applications, counseling and non-counseling services, and verification, technology and processing services. The Home Equity Products are available through our website in 29 states and the District of Columbia. Neither of the Home Equity Products are available for investment purposes.

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
We also allow two borrowers to apply together as joint applicants for a co-borrower loan. We currently offer loans with 36-month and 60-month terms to co-borrowers, although we may additionally choose to offer loans with 24-month and 48-month terms to co-borrowers in the future. Each borrower applicant is held jointly and severally liable for the obligations under the loan. In the case of co-borrower loans, the primary (or “specified”) borrower must satisfy the following minimum eligibility criteria: (1) have at least a 640 FICO 08 score, (2) have fewer than five credit bureau inquiries (after excluding duplicate inquiries) within the last 6 months, (3) have an annual income greater than $0, (4) have a debt-to-income ratio of no more than 50% (the debt-to-income ratio for joint loans is calculated using the combined debt-to-income ratio of the primary and secondary borrowers without duplication of combined debt), (5) have at least three open trades reported on their credit report, and (6) have not filed for bankruptcy within the last 12 months.

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
Investors
Investors are individuals and institutions that have the opportunity to buy Notes or Borrower Loans after registering on our personal loan marketplace. However, investors do not have the ability to invest in Credit Card and Home Equity Products on our personal loan marketplace. An individual investor must be a natural person at least 18 years of age and a U.S. resident, must provide their social security number, and may be required to provide their state driver’s license or state identification card number. An institutional investor must provide its taxpayer identification number and entity formation documentation. All potential investors are subject to anti-fraud, anti-terrorism and identity verification processes and a potential investor cannot invest in Notes or Borrower Loans without passing those processes.
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
Individual investors can also create a Prosper IRA account to invest in our marketplace using tax-deferred funds from an individual retirement account (“IRA”). Prosper IRA accounts are not maintained on our personal loan marketplace. Rather, Prosper IRA accounts are managed by third-party custodians who direct Prosper to make deposits and withdrawals to the individual’s Prosper IRA account on behalf of the investor and/or their beneficiaries and who ensure IRA accounts remain compliant with applicable U.S. Internal Revenue Service (“IRS”) regulations. Investors have the ability to select their third-party custodian or utilize a Prosper preferred third-party custodian partner for account management purposes.
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
To create a Prosper Score, we have developed and refined custom, artificial intelligence driven risk models using our historical data as well as a data archive from a consumer credit bureau. We built the Prosper Score models on our borrower population, and included information provided directly by the borrowers as well as information from their credit reports and other data sources, so that the models would incorporate behavior that is unique to that population. In addition to a Prosper Score, another major element used to determine the Prosper Rating for a loan listing is a credit score from a consumer reporting agency. We currently use either or both of TransUnion’s FICO08 score and VantageScore. We obtain a borrower’s credit score at the time the loan listing is created, unless we already have a credit score on file that is not more than thirty days old.
Sale of Notes and Borrower Loans
If an investor successfully bids on a loan listing, the principal amount of the loan will be set aside in the investor’s account and may not be used for other bids. In the event a listing does not result in a loan being originated, the funds are again made available for bidding by the investor.
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
Generally, for listings allocated to the Whole Loan Channel, a bid on a listing is an investor’s commitment to purchase the Borrower Loan from PFL after origination by WebBank and sale to PFL. On the second business day after WebBank has originated the Borrower Loan, PFL purchases the Borrower Loan from WebBank and re-sells the Borrower Loan that same day to the corresponding investor. In some cases, certain investors in the Whole Loan Channel purchase Borrower Loans that WebBank retains beyond the second business day. PFL records the investor as the owner of the Borrower Loan.
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
Customers
A relatively small number of investors provide the funding commitments for a large percentage of all listings that result in Borrower Loans originated through our personal loan marketplace. Of all Borrower Loans originated in the year ended December 31, 2023, the largest party purchased a total of 15.1% of those loans.
Industry Background and Trends
According to the Board of Governors of the Federal Reserve System, as of December 2023, the balance of outstanding consumer credit (excluding loans secured by real estate) in the United States totaled $5.0 trillion. This amount included $1.3 trillion of revolving consumer credit, primarily credit card, and $3.7 trillion of non-revolving loans. A portion of the revolving balances are also refinanced by consumers at lower interest rates and fixed terms through personal loans.

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
Our Competitive Strengths
We believe the following strengths differentiate us from our competitors and provide us with sustainable competitive advantages:
•Leading Online Personal Loan Marketplace. Since inception, our personal loan marketplace has facilitated $25.6 billion in loan originations, of which $2.2 billion was for the year-ended December 31, 2023. As our business grows, our brand, reputation and scale strengthens. This allows us to attract top talent, speed up product innovation, launch additional consumer finance products, attract marketplace participants and drive down our cost structure, all of which further benefit borrowers and investors. For the year ended December 31, 2023, 54.5% of Borrower Loans originated from borrowers who previously borrowed on our personal loan marketplace, evidence of our strong customer experience.
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
•Proprietary Risk Management Capabilities. We have developed artificial intelligence driven proprietary risk models based on personal loan and credit card performance data, which we believe allows us to accurately assess the credit risk profile of borrowers and which we believe also allows investors to earn attractive risk-adjusted returns. We leverage the results from our growing data stream to continually refine these artificial intelligence driven risk models and more accurately predict credit performance.
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
Sources of Revenues
We earn revenue in a variety of ways from our personal loan, Credit Card, and Home Equity Products. We have three primary sources of personal loan revenues: transaction fees, servicing fees, and net interest income. We earn transaction fees from WebBank by facilitating the origination of Borrower Loans through the personal loan marketplace, and we earn servicing fees from investors for processing principal and interest payments made by borrowers and passing such payments on to investors and also earn net interest income from Borrower Loans and Loans Held for Sale. We also earn revenue from interest income and various fees generated by our Credit Card program, including interchange fees, annual fees and late fees, net of program fees and a portion of the interchange fees that must be remitted to Coastal. Finally, we earn revenue from our Home Equity Products through broker fees paid by our Home Lending Partners.
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
Origination and Servicing
We have efficient and scalable systems for credit risk assessment, loan underwriting, and servicing of the Borrower Loans and Credit Card product. Our risk models take borrowers’ supplied information and combine that information with public and proprietary data to make real time decisions. Our verification agents use several tools to efficiently verify borrower information. Our personal loan servicing platform calculates a loan’s amortization and processes payments received from borrowers and passes such payments on to investors. In addition, we have a back-up servicing agreement for personal loans with Vervent, Inc. (“Vervent”), a loan servicing company that is willing and able to assume servicing responsibilities in the event that we are no longer able to service the Borrower Loans and Notes. Vervent is a financial services company that has entered into numerous successor loan servicing agreements.

Technology
We have made, and continue to make, substantial investment in our customer acquisition capability, customer experience, and credit underwriting, loan servicing and payment systems. Our personal loan marketplace utilizes proprietary software to process electronic cash movements, record book entries and calculate cash balances in users’ funding accounts. Electronic deposits and payments are mostly done via Automated Clearing House (“ACH”) transactions. The technology platform allows us to economically acquire and service Borrower Loans and Notes and allows WebBank to efficiently originate and fund Borrower Loans.
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
•Targeted Risk Assessment. Our risk models, which utilize artificial intelligence via machine learning, include flags and characteristics which are unique to our platform. We believe these models result in a risk assessment that is more targeted and accurate than traditional models, leading to higher approval rates and highly automated identity and income verification. We are continuing to enhance the technology embedded within our models to facilitate and improve access to credit and the application experience for borrowers. We have been building and enhancing these machine learning models since 2015.
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
We have invested in a research and development program and, as of December 31, 2023, we had eight issued patents by the United States Patent and Trademark Office. We may file additional patent applications or pursue additional patent protection in the future to the extent we believe it will be beneficial.
Human Capital Resources
Employee Profile
At Prosper, our mission is to advance financial well-being and our employees are critical to achieving this mission. We are committed to hiring and developing employees who embody our core values: accountability, collaboration, excellence, curiosity, diversity, simplicity, and integrity. As of December 31, 2023, we had 404 full-time employees, all of whom were based in the United States. Our employees are classified as either “local” to either our San Francisco, California and Phoenix, Arizona offices or “remote national” if they work remotely. As of December 31, 2023, we had 139 local employees based in our San Francisco, California office, 134 local employees based in our Phoenix, Arizona office, and 131 remote national employees. None of our employees are represented by labor unions. We have not experienced any work stoppages, and we believe that our relations with our employees are good.
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

Government Regulation
Overview
The lending and securities industries are highly regulated. Each of the financial products offered by us are subject to extensive and complex rules and regulations. We also are subject to licensing and examination by various federal, state and local government authorities. These authorities impose obligations and restrictions on our activities, WebBank’s activities and the Borrower Loans acquired and Notes issued through our marketplace, Coastal’s activities and the Credit Card product, and our Home Lending Partners and the Home Equity Products. In particular, these rules may limit the fees that may be assessed, require extensive disclosure to, and consents from, borrowers, prohibit discrimination, and impose multiple qualification and licensing obligations on our activities. Failure to comply with these requirements may result in, among other things, revocation of required licenses or registrations, loss of approved status, voiding of loan contracts, indemnification liabilities to contract counterparties, class action lawsuits, administrative enforcement actions and civil and criminal liabilities. While compliance with such requirements is at times complicated by our novel business model, we believe we are in substantial compliance with these rules and regulations. These rules and regulations are subject to continuous change, however, and a material change could have an adverse effect on our compliance efforts and ability to operate.

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
State Usury Laws. Section 521 of the Depository Institution Deregulation and Monetary Control Act of 1980 (12 U.S.C. § 1831d) (“DIDA”) and Section 85 of the National Bank Act (“NBA”) (12 U.S.C. § 85), federal case law interpreting the NBA such as Tiffany v. National Bank of Missouri and Marquette National Bank of Minneapolis v. First Omaha Service Corporation, and FDIC advisory opinion 92-47 permit FDIC-insured depository institutions, such as WebBank, to “export” the interest rate permitted under the laws of the state where the bank is located, regardless of the usury limitations imposed by the state law of the borrower’s state of residence unless the state has chosen to opt out of the exportation regime. WebBank is located in Utah, and Title 70C of the Utah Code does not limit the amount of fees or interest that may be charged by WebBank on loans of the type offered through our marketplace. Iowa and Puerto Rico have opted out of the exportation regime under Section 525 of DIDA and we do not operate in either jurisdiction. In June 2023, Colorado enacted a DIDA opt-out law which will be effective on July 1, 2024. We believe that judicial interpretations support the view that such opt outs only apply to loans “made” in those states.
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
On August 18, 2020, WebBank, the originator and lender of the loans offered through the personal loan marketplace, was among the parties that reached a settlement with the Administrator of the Colorado Uniform Consumer Credit Code which provides a safe harbor for the platforms operated by Marlette Funding, LLC and Avant, Inc., such that if the programs meet certain criteria related to oversight, disclosure, funding, licensing, consumer terms, and structure, the programs will be deemed to be in compliance with Colorado’s usury limits. On November 9, 2020, we amended our agreements with WebBank to meet the requirements of the safe harbor for extending credit to borrowers in Colorado.
We had separately been in discussions with the Colorado Administrator during the Marlette and Avant litigation regarding certain terms of Borrower Loans offered through the personal loan marketplace to Colorado residents. Effective as of July 30, 2019, we and the Administrator entered into a stipulation (the “Stipulation”) to allow loans to continue to be offered through the personal loan marketplace to Colorado residents, subject to certain financing charge and late fee restrictions during the period that the Stipulation is in effect with respect to acquired loans, but excluding loans retained by WebBank or sold to a state-chartered, FDIC-insured bank or a federally-chartered bank. Effective as of February 6, 2024, we entered into a Stipulation and Final Agency Order (“FAO”) pursuant to which Prosper agreed to continue to be subject to such financing charge and late fee restrictions set forth in the Stipulation through July 1, 2024.
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) created many new restrictions and an expanded framework of regulatory oversight for the financial services industry. Among other things, the Dodd-Frank Act centralized responsibility for consumer financial protections by creating the Consumer Financial Protection Bureau (the “CFPB”), which has broad authority to write regulations under federal consumer financial protection laws, such as the Truth-in Lending Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, and the Fair Debt Collection Practices Act, and to enforce those laws against and examine large financial institutions, such as our issuing banks, for compliance. The CFPB is authorized to prevent “unfair, deceptive or abusive acts or practices” through its regulatory, supervisory and enforcement authority. We are subject to the CFPB’s jurisdiction, including its enforcement authority and may become subject to their supervisory authority, as a servicer and acquirer of consumer credit. The CFPB may request reports concerning our organization, business conduct, markets and activities, and also conduct on-site examinations of our business on a periodic basis.
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
Privacy and Data Security Laws. The federal Gramm-Leach-Bliley Act (“GLBA”) limits the disclosure of nonpublic personal information about a consumer to nonaffiliated third parties and requires financial institutions to disclose certain privacy policies and practices with respect to information sharing with affiliated and nonaffiliated entities as well as to safeguard personal customer information. As of December 31, 2023, a total of thirteen states have passed comprehensive privacy laws in the United States: California, Virginia, Colorado, Connecticut, Utah, Iowa, Indiana, Tennessee, Texas, Florida, Montana, Oregon, and Delaware. As of December 31, 2023, California, Colorado, Connecticut, Utah, and Virginia’s laws are effective. In particular, the California Consumer Privacy Act (“CCPA”), which took effect on January 1, 2020, provides consumers in the state with rights to know about the use, to request deletion and correction, and to opt out of the sale of their personal information by businesses that are a certain size or that generate at least half of their revenue by selling personal information. In turn, the CCPA requires subject businesses to notify consumers of their data collection practices and to implement procedures for timely responding to consumer requests submitted in exercise of their rights under the statute, although the CCPA includes certain exceptions for personal information that is protected under GLBA or other federal and state privacy laws. These provisions of the CCPA were further strengthened by provisions of the California Privacy Rights Act (the “CPRA”), which took effect on January 1, 2023. We maintain a detailed privacy policy that is accessible from our website and is designed to comply with applicable privacy laws.

In addition, state and federal privacy and data security laws require safeguards to protect the privacy and security of consumers’ personally identifiable information, require notification to affected customers in the event of a breach, and restrict certain sharing of nonpublic personal information about a consumer with affiliated entities. We maintain security measures designed to protect participants’ personal information, and we do not sell, rent or share such information with nonaffiliated third parties for marketing purposes unless previously agreed to by the participant or otherwise permitted by applicable law. In addition, we take a number of measures to safeguard the personal information of our borrowers and investors and to protect it against unauthorized access.
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
Credit Card State and Federal Laws and Regulations
The Credit Card product operates under a similar bank partnership model as our personal loan marketplace, whereby through the application of Section 521 of DIDA, Section 85 of the NBA, and federal case law, Coastal may “export” the interest rate permitted under the laws of the State of Washington, where Coastal is located, regardless of the usury limitations imposed by the state law of the cardholder’s state of residence unless the state has chosen to opt out of the exportation regime. State privacy and data security laws such as the CCPA also apply to the Credit Card product.
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
Home Equity State and Federal Laws and Regulations
The Home Equity Products are subject to many of the same federal laws and regulations as the personal loan marketplace, including the Dodd-Frank Act, TILA, ECOA, FCRA, ESIGN, GLBA, BSA and OFAC. TILA, Regulation Z, and applicable state laws contain specific disclosure requirements for the Home Equity Products and mortgage advertising rules. State mortgage broker and mortgage lender licensing and registration requirements also apply to the Home Equity Products, which must satisfy the minimum standards set forth in the federal Secure and Fair Enforcement for Mortgage Licensing Act of 2008 and Regulation H, as well as state usury laws. State privacy and data security laws such as the CCPA also apply to the Home Equity Products.
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

Risks related to personal loan borrower default

•The Notes are risky and speculative investments suitable only for investors of adequate financial means.
•Payments on the Notes depend entirely on payments PFL receives on corresponding Borrower Loans. If a borrower fails to make any payments on the corresponding Borrower Loan related to a Note, payments on such Note will be correspondingly reduced. If payments on the Borrower Loan corresponding to an investor’s Note become overdue, such investor may not receive the full principal and interest payments that were expected on the Note.
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
•Increasing interest rates have adversely impacted and could materially and adversely impact our business.

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
RISKS RELATED TO PERSONAL LOAN BORROWER DEFAULT
The Notes are risky and speculative investments suitable only for investors of adequate financial means.
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
Since it was first implemented in July 2011 through December 31, 2023, the Recurring Investment (formerly known as Auto Quick Invest) tool has experienced programming errors that affected 8,630 Notes and PMI Notes out of the 13,491,750 Notes and PMI Notes purchased. The Auto Invest tool was first implemented on June 2, 2016. Since such time through December 31, 2023, the Auto Invest tool has experienced programming errors that affected 2 Notes out of the 18,528,380 Notes purchased.
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
If payments on the Borrower Loan corresponding to an investor’s Note become overdue, such investor may not receive the full principal and interest payments that were expected on the Note, and such investor may not recover the original purchase price on the Note.
We may refer Borrower Loans that become past due to a third party collection agency for collection or we may collect on such Borrower Loans directly. If a borrower fails to make a required payment on a Borrower Loan, we will pursue reasonable collection efforts in respect of the Borrower Loan. Referral of a delinquent Borrower Loan to a collection agency within five business days after it becomes 30 days past due will be considered reasonable collection efforts. If payment amounts on a delinquent Borrower Loan are received from a borrower after the loan has been referred to our in-house collections department or an outside collection agency, we or that collection agency may retain a percentage of that payment as a fee before any principal or interest becomes payable to an investor. Collection fees may be up to 40% of recovered amounts, in addition to any legal fees and transaction fees associated with accepting payments incurred in the collection effort.
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
Our marketplace may fail to comply with applicable laws, which could limit our ability to collect on Borrower Loans.
The Borrower Loans are subject to federal and state consumer protection, licensing, and privacy laws. Our marketplace may not always be, and may not always have been, in compliance with these laws. Failure to comply with the laws and regulatory requirements applicable to our marketplace may, among other things, limit our or a collection agency's ability to collect all or part of the principal of or interest on Borrower Loans.
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

As of December 31, 2023, 162 Borrower Loans, with a total outstanding balance of $1.3 million are subject to the SCRA.
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
PFL believes its liquidity will be sufficient to meet its reasonably anticipated indemnification and repurchase obligations. In determining its expected liquidity needs with respect to indemnification and repurchase obligations, PFL considers the history of such obligations incurred by it and PMI. Nonetheless, there can be no assurance that if PFL is obligated to repurchase a Note or indemnify a Note holder, that it will be able to meet its repurchase or indemnification obligations. If PFL is unable to meet its indemnification and repurchase obligations with respect to a Note, the investor in such Note may lose all of such investor’s investment in the Note. For more information about Prosper’s existing repurchase and indemnification obligations, please see “Repurchase Obligations” in Note 17 of the accompanying consolidated financial statements.
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
During the year ended December 31, 2023, we purchased $0.3 million in Notes for investment.
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
We have incurred operating losses in prior years, including 2023, and may continue to incur net losses in the future. We have financed our operations to date primarily with proceeds from the sale of equity securities. In addition, we borrowed $75.0 million under the Term Loan in November 2022. PMI is dependent upon raising additional capital or debt financing to fund its current operating plan if it cannot generate sufficient positive cash flow from operations. PMI’s failure to achieve positive cash flow from operations or obtain sufficient debt and equity financing, could adversely affect its ability to perform its obligations under the Administration Agreement and, in such event, PFL’s ability to continue to make payments on the Notes could be materially impaired.
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
See Note 11 of the accompanying consolidated financial statements for more information about the Term Loan.
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
Our Credit Card product was launched in December 2021 and has a limited performance history. The performance of the Credit Card product is also significantly dependent on the ability of the application process and credit risk models we use for the Credit Card product to prevent fraud, evaluate an applicant’s credit profile and determine the likelihood of default. There is no assurance that our Credit Card application process and credit risk models can accurately verify Credit Card applicants and predict repayment and loss profiles. Pursuant to our program agreement with Coastal, we are responsible for verified fraud losses and most straight charge-offs across the entire Credit Card portfolio and for credit losses for approximately 90% of the Credit Card accounts. If our application process and risk models do not accurately prevent fraud or reflect credit risk on the Credit Card product, greater than expected losses may result and our business, operating results and financial condition could be materially and adversely affected.
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
We rely on our program agreement with Coastal to offer our Credit Card product. If our relationship with Coastal were to end, the ability to continue to offer our Credit Card product would be affected, which could affect our financial and business results.

We offer our Credit Card product to eligible consumers through a program agreement with Coastal, our bank partner for the Credit Card product. If our relationship with Coastal were to end or if Coastal were to cease operations, our ability to continue to offer our Credit Card product would be affected, which could adversely affect our financial and business results. In such an event, one or both of PMI and PFL would need to either partner with a different bank or rely on individual state lending licenses (to the extent necessary) to continue to offer the Credit Card product. Because neither of PMI or PFL currently possess all required licenses to offer the Credit Card product in every state, we might be forced to limit the rates of interest charged on the Credit Card product in some states and might not be able to offer the Credit Card in certain states altogether. If we partner with a new bank, issuance and servicing of the Credit Card product could be disrupted and delayed as we transition to a different bank partner. We also may face increased costs and compliance burdens if the program agreement with Coastal is terminated.

In addition, Prosper’s allocation of Credit Card receivables are maintained on the balance sheet of Coastal and Coastal holds a cash reserve account funded by Prosper which applies to Prosper’s allocation of Credit Card charge-off losses and all fraud losses. The Credit Card program agreement contains provisions that provide for the transition to a new bank partner and wind down of the agreement, but if our relationship with Coastal were to end due to unforeseen circumstances or if Coastal were to cease operations, the Credit Card receivables and the cash reserve account could be affected.

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
To succeed, we must increase transaction volumes in our marketplace by attracting a large number of borrowers and investors in a cost-effective manner. If we are not able to attract qualified borrowers and sufficient investor purchase commitments, we will not be able to increase our transaction volumes. PFL believes that developing and maintaining awareness of its brand in a cost-effective manner is critical to achieving widespread acceptance of our marketplace and attracting new borrower and investors. Furthermore, we believe that the importance of brand recognition will increase as competition in our industry increases. Successful promotion of our brand will depend largely on the effectiveness of marketing efforts, the user experience on our marketplace and our ability to maintain and defend a differentiated brand identity. These brand promotion activities may not yield increased revenues. If we fail to successfully promote, defend, and maintain our brand, we may lose our existing users to competitors or be unable to attract new users, which would cause our revenue to decrease and may impair our ability to maintain our marketplace.
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
As with any entity with a significant Internet presence, we and certain third party vendors occasionally have experienced cyber-attacks, breaches of our and their systems and other similar incidents, which to-date have not had a material effect on our business, operations or reputation. Future attacks are likely to occur. Our marketplace stores PFL’s investors’ and borrowers’ bank information and other personally identifiable sensitive data. Any accidental or willful security breaches or other unauthorized access could cause users’ secure information to be stolen and used for criminal purposes. Security breaches or unauthorized access to secure information could also expose us to liability related to the loss of the information, time-

consuming and expensive litigation and negative publicity. If security measures are breached because of third-party action, employee or contractor error, malfeasance, faulty password management or otherwise, or if design flaws in the relevant software are exposed and exploited, and, as a result, a third party or disaffected employee obtains unauthorized access to any investors’ or borrowers’ data, PFL’s relationships with its users could be severely damaged, and PFL (or PMI) could incur significant liability. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until they are launched against a target, we and PMI’s third-party hosting facilities may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, many states have enacted laws requiring companies to notify individuals of data security breaches involving their personal data. These mandatory disclosures regarding a security breach are costly to implement and often lead to widespread negative publicity, which may cause our users to lose confidence in the effectiveness of PFL’s and PMI’s data security measures. Further, the CCPA, which was enacted in California, affords individuals in the state affected by data breaches a private right of action against companies that have allegedly been the target of such breaches due to a failure to implement and maintain appropriate cybersecurity policies and procedures. Any security breach, whether actual or perceived, would harm our reputations, and we could lose users.
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

Increasing interest rates have adversely impacted and could materially and adversely impact our personal loan marketplace, our Credit Card program, and our investments in Borrower Loans.
Various economic factors have resulted in a significant increase in interest rates. Such an increase has had, and could continue to have, a negative impact on our personal loan marketplace by decreasing the ability of borrowers to repay their current loan obligations on Borrower Loans, decreasing the ability of borrowers under our Credit Card program to repay the obligations on their Credit Card, and reducing Borrower Loan origination volume. Borrowers may also be more likely to incur additional unsecured or secured debt in an effort to mitigate the effects of the increase in interest rates, which may further reduce their likelihood of repaying Borrower Loans. The increase in interest rates has, and could continue to, also reduce investor demand for Borrower Loans, as investors may have less capital to invest in Borrower Loans and may seek alternative investment options. Although we have adjusted our pricing to account for the increase in the cost of funds and increased credit risk and may continue to do so in the future, we may not be able to fully offset higher costs through rate increases, which may affect the ability of our investors to generate the risk adjusted returns expected for their investment.
In addition, we also invest in Borrower Loans as Loans Held for Sale through our PWIT Warehouse Line. We were also previously invested in Borrower Loans as Loans Held for Sale through our PWIIT Warehouse Line, which was terminated on September 25, 2023 in connection with a securitization transaction. Our investment in Borrower Loans is subject to the interest rate risk applicable to investors outlined above, and as a result our future investment income may fall short of expectations, or we may suffer a loss in principal if we are forced to sell Loans Held for Sale that have declined in market value due to changes in interest rates, loss assumptions or overall market conditions. To reduce the impact of large fluctuations in interest rates, we hedge a portion of our interest rate risk by entering into a derivative agreement with a financial institution. The derivative agreement that we use to manage the risk associated with fluctuations in interest rates may not be able to eliminate the exposure to these changes. Interest rates are sensitive to numerous factors outside of our control, such as government and central bank monetary policy in the United States. Depending on the size of the exposures and the relative movements of interest rates, if we choose not to hedge or fail to effectively hedge our exposure, our results of operations and financial condition could be adversely affected. The fair value of Loans Held for Sale was $161.5 million and $499.8 million as of December 31, 2023 and 2022, respectively.
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
•the California Consumer Privacy Act, which provides consumers in the state with extensive rights to know about the use, to request deletion and correction, and to opt out of the sale of their personal information by certain businesses, and which obligates such businesses to notify consumers of their data collection practices and to implement procedures for addressing consumer requests regarding their personal data;
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
We are subject to the CFPB's jurisdiction, including its enforcement authority. The CFPB may therefore request reports concerning our organization, business conduct, markets and activities. In addition, the CFPB may conduct on-site examinations of our business on a periodic basis if the CFPB were to determine, based on, for example, consumer complaints, judicial opinions, or administrative decisions, that we are engaging in activities that pose risks to consumers. In addition, the

CFPB finalized a rule for the direct supervision of nonbank installment lenders, which may permit the CFPB to conduct periodic examinations of our business.
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
If our marketplace were found to violate a state's usury laws, we may have to alter our business model and our business could be harmed. The interest rates that are charged to borrowers and that form the basis of payments to investors through our marketplace are based upon the ability under federal law of the issuing bank that originates the loan to export the interest rates of the state where it is located and on our ability to assist the bank in arranging such loans. WebBank, the bank that issues personal loans through our marketplace, exports the interest rates of Utah, which allows parties to generally agree by contract to any interest rate. As of December 31, 2023, the Borrower Loans carried interest rates that range from 5.46% to 33.00%, which equate to an effective interest rate for Note investors that range from 4.46% to 32.00%. Some states where borrowers are located, including Utah, have no statutory interest rate limitations on personal loans, while other jurisdictions have a maximum rate less than the current maximum rate offered by WebBank through our marketplace. If a borrower were to successfully bring claims against us for state usury or other state law violations, we could be subject to fines and penalties. Further, if the current structure under which WebBank makes personal loans through our marketplace were successfully challenged, we may have to substantially modify our business operations and may be required to maintain state-specific licenses and only provide a limited range of interest rates for Borrower Loans, all of which may substantially reduce our operating efficiency and attractiveness to investors and possibly result in a decline in our operating results. Recent litigation has successfully challenged lending arrangements in which banks or other exempt entities make loans and sell those loans to a third party charged with servicing the loans.
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
On August 18, 2020, WebBank, the originator and lender of loans offered through the personal loan marketplace, was among the parties that reached a settlement with the Administrator of the Colorado Uniform Consumer Credit Code which provides a safe harbor for the platforms operated by Marlette Funding, LLC and Avant, Inc., such that if the programs meet certain criteria related to oversight, disclosure, funding, licensing, consumer terms, and structure, the programs will be deemed to be in compliance with Colorado’s usury limits. On November 9, 2020, we amended our agreements with WebBank to meet the requirements of the safe harbor for extending credit to borrowers in Colorado.
We had separately been in discussions with the Colorado Administrator during the Marlette and Avant litigation regarding certain terms of Borrower Loans offered through the personal loan marketplace to Colorado residents. Effective as of July 30, 2019, we and the Administrator entered into a stipulation (the “Stipulation”) to allow loans to continue to be offered through the personal loan marketplace to Colorado residents, subject to certain financing charge and late fee restrictions during the period that the Stipulation is in effect with respect to acquired loans, but excluding loans retained by WebBank or sold to a state-chartered, FDIC-insured bank or a federally-chartered bank. Effective as of February 6, 2024, we entered into a Stipulation and Final Agency Order (“FAO”) pursuant to which Prosper agreed to continue to be subject to such financing charge and late fee restrictions set forth in the Stipulation through July 1, 2024.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 1C. CYBERSECURITY
Risk Management and Strategy
Prosper recognizes the critical importance of protecting the company’s assets and customer data against new and existing risks using appropriate organizational measures, policies, procedures, and technical solutions while maintaining robust cybersecurity measures to safeguard our information systems and protect the security, confidentiality, integrity, and availability of our data.
Managing Material Risks & Integrated Overall Risk Management
Prosper has strategically integrated cybersecurity risk management into our broader risk management framework to promote a company-wide culture of cybersecurity risk management. This integration ensures that cybersecurity considerations are an integral part of our decision-making processes at every level. Our information security (“InfoSec”) team works closely with our information technology team to evaluate and address cybersecurity risks in alignment with our business objectives and operational needs.
Third-Party Risk Management Engagement
Prosper engages with a range of external experts, including external auditors, cybersecurity assessors and penetration testers as part of our InfoSec and cybersecurity programs. Our collaboration with these third-parties includes services such as external audits, threat assessments and guidance on key security initiatives. These partnerships allow us to leverage specialized knowledge and insights, consistent with our aim for industry-best practices.
Oversee Third-Party Risk
Prosper maintains stringent processes to oversee and manage the risks associated with third-party service providers, including a team focused on vendor, enterprise, and procurement risk management. We conduct diligence and security assessments of material third-party providers before engagement and maintain ongoing monitoring to ensure compliance with our cybersecurity standards. This monitoring includes an initial review of their information security program, annual re-assessments, and ongoing monitoring for security incidents. This approach is designed to mitigate risks related to data breaches or other security incidents originating from our material vendors and partners.
Risks from Cybersecurity Threats
For a description of the cybersecurity risks which could materially affect Prosper’s business strategy, results of operations, or financial condition, please refer to the following: (i) “Risk Factors—If the security of PFL's investors' and borrowers' confidential information stored in our systems is breached or otherwise subjected to unauthorized access, users' secure information may be stolen, our reputations may be harmed, and we may be exposed to liability,”; (ii) “Risk Factors—Any significant disruption in service in our marketplace or in PMI’s computer systems could adversely affect PMI’s ability to perform its obligations under the Administration Agreement,”; and (iii) “Risk Factors—Our marketplace may be vulnerable to computer viruses, physical or electronic break-ins and similar disruptions.” We and certain third party vendors occasionally have experienced cyber-attacks, breaches of our and their systems and other similar incidents, which to-date have not had a material effect on Prosper’s business strategy, results of operations, or financial condition.
Governance
The Board of Directors is acutely aware of the critical nature of managing risks associated with cybersecurity threats. The Board has established oversight mechanisms to ensure effective governance in managing risks associated with cybersecurity threats.
Board of Directors Oversight of Risks
The Board is directly responsible for overseeing risks related to cybersecurity and is composed of board members with diverse expertise, including risk management, technology, and finance, equipping them to oversee cybersecurity risks effectively.
The Board is informed of cybersecurity risks by our Chief Executive Officer (“CEO”) and General Counsel (“GC”), who are kept updated on an ongoing basis of cybersecurity risks through our Chief Technology Officer (“CTO”) and Head of Information Security (the “InfoSec Director”). Our InfoSec Director also prepares a quarterly update for each Board meeting that updates the Board of any information security and cybersecurity risks and threats to our systems. The InfoSec Director also will meet with the Board directly for training focused exclusively on our cybersecurity and information security program and risks, beginning in 2024.
Risk Management Personnel
Primary responsibility for assessing, monitoring, and managing our cybersecurity risks rests with our InfoSec Director. Our InfoSec Director has experience building global Information Security programs and has advised organizations across several highly- regulated industries, including financial services, technology, healthcare, government, non-profit, and retail. Our InfoSec Director, with oversight from the CTO, manages Prosper’s information security risk management program and informs Prosper’s Enterprise Risk & Information Security Committee (“eRISC”), which consists of members of Prosper’s management team and includes our CEO, Chief Financial Officer (“CFO”), CTO, and GC, regarding the prevention, detection, mitigation, and remediation of cyber risks and incidents. The cybersecurity team has decades of experience in selecting, deploying, and operating cybersecurity technologies, initiatives, and processes. eRISC meets on at least a quarterly basis to discuss any cybersecurity incident reports, as applicable, ongoing cybersecurity initiatives and strategies, take any actions approved by the voting members of eRISC, and discuss escalation and reporting to the Board, as needed.
Process for Monitoring Cybersecurity Incidents
The InfoSec Director and eRISC, as applicable, are continually informed about the latest developments in cybersecurity including potential threats and innovative risk management techniques. The InfoSec Director is an active thought leader and speaker within the CISO community, regularly participating in cybersecurity conferences such as FS-ISAC, and CISO summits. This ongoing knowledge acquisition is crucial for the effective prevention, detection, mitigation, and remediation of cybersecurity incidents. The InfoSec Director implements and oversees processes for the regular monitoring of our information systems. This includes the deployment of advanced security measures and regular system audits to identify potential vulnerabilities. In the event of a cybersecurity incident, the InfoSec Director is equipped with a well-defined incident response plan. This plan includes immediate actions to mitigate the impact and long-term strategies for remediation and prevention of future incidents.
Reporting to Board of Directors
As discussed above in “Cybersecurity Board of Directors Oversight of Risks,” our InfoSec Director regularly updates our eRISC committee regarding all aspects related to cybersecurity risks and incidents and also maintains direct communication with the CEO, CFO, CTO, and GC for escalation of such incidents directly to the Board. This ensures that the highest levels of management and the Board are kept informed of the cybersecurity posture and potential risks facing Prosper.

ITEM 2. PROPERTIES
Our corporate headquarters, including our principal administrative, marketing, technical support and engineering functions, is located in San Francisco, California, where we lease approximately 35,200 square feet of office space under leases that will expire May 31, 2028. We have also entered into leases for approximately 44,500 square feet of office space located in Arizona and Utah. We believe that our facilities are adequate to meet our current needs and that suitable additional alternative spaces will be available in the future on commercially reasonable terms.
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
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information; Holders of Record
There is no established public trading market for PMI's or PFL's common equity. As of December 31, 2023, there were approximately 470 holders of record of PMI’s common stock. As of December 31, 2023, PMI owns 100% of PFL's membership interests.
Dividend Policy
PMI has not paid cash dividends since inception and does not anticipate paying cash dividends in the foreseeable future.
Securities Authorized for Issuance Under Equity Compensation Plans
See Item 12 in Part III of this Annual Report for information about securities authorized for issuance under our equity compensation plans.
Recent Sales of Unregistered Securities
For the year ended December 31, 2023, PMI issued 2,637,479 shares of common stock upon the exercise of stock options at a weighted-average exercise price per share of $0.04. For the year ended December 31, 2022, PMI issued 2,133,921 shares of common stock upon the exercise of stock options at a weighted-average exercise price per share of $0.03. These securities were sold in reliance on the exemption from the registration requirements of the Securities Act set forth in Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder relative to sales by an issuer not involving a public offering.
Issuer Purchases of Equity Securities
During the year ended December 31, 2023, we did not repurchase any common or preferred stock.

ITEM 6. [Reserved]
Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis of financial condition and results of operations, or MD&A, contains forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” in this Annual Report on Form 10-K for a discussion of the uncertainties, risks and assumptions associated with these statements. This discussion should be read in conjunction with historical financial statements and related notes thereto and the other disclosures contained elsewhere in this Annual Report on Form 10-K. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those included in the “Risk Factors” section and elsewhere in this Annual Report on Form 10-K. This section of this Form 10-K generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022, except for the material addition of the results of operations by segment, which was not presented in prior periods and now includes year-to-year comparisons between 2022 and 2021. For discussions related to other 2021 items and year-to-year comparisons between 2022 and 2021, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K for the year ended December 31, 2022.
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
For the year ended December 31, 2023, our marketplace facilitated $2.2 billion in Borrower Loan originations, of which $1.9 billion were funded through our Whole Loan Channel, representing 89% of the total Borrower Loans originated through our marketplace during this period. For the quarter ended December 31, 2023, our marketplace facilitated $442.8 million in Borrower Loan originations, of which $391.2 million were originated through our Whole Loan Channel, representing 88% of the total Borrower Loans originated through our marketplace during this period. From inception through December 31, 2023 our marketplace has facilitated $25.6 billion in Borrower Loan originations, of which $23.0 billion were funded through our Whole Loan Channel, representing 90% of the total Borrower Loans originated through our marketplace during this period.
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

Key Operating and Financial Metrics (in thousands)
The following table displays our key operating and financial metrics for the years ended December 31, 2023, 2022 and 2021:

	Years Ended December 31,
	2023	2022	2021
Personal Loan Originations	$2,164,079	$3,340,433	$1,946,974
Transaction Fees, Net	$127,838	$162,742	$89,364
Whole Loans Outstanding (1)	$3,491,788	$3,680,855	$2,529,814
Prosper Credit Card Portfolio(1)	$286,284	$113,917	$176
Servicing Fees, Net	$15,364	$15,113	$15,024
Total Net Revenues	$137,700	$199,881	$144,626
Net (Loss) Income	$(106,462)	$70,582	$(138,341)
Adjusted Net Revenue (2)	$142,209	$207,129	$147,710
Adjusted EBITDA (2)	$(30,628)	$(1,808)	$15,898
(1) Balance as of December 31
(2) Adjusted Net Revenue and Adjusted EBITDA are non-GAAP financial measures. For more information regarding these measures and the reconciliation to Total Net Revenue and Net (Loss) Income, respectively, the most comparable US GAAP measures, see “Non-GAAP Financial Measures.”

Personal Loan Originations
Total personal loan originations on the platform decreased 35% for the year ended December 31, 2023 when compared to the year ended December 31, 2022, which resulted in a decrease in Transaction Fees of $34.9 million, or 21%. The personal loan originations decrease for the year ended December 31, 2023 versus the year ended December 31, 2022 was primarily due to reduced investor demand given the rapid increase in interest rates since the first quarter of 2022 and uncertain economic environment.
From inception of the Company through December 31, 2023, a total of 2,057,160 Borrower Loans, totaling $25.6 billion, were originated through our marketplace. For the year ended December 31, 2023, 157,840 Borrower Loans totaling $2.2 billion were originated through our marketplace, as compared to 305,123 Borrower Loans totaling $3.3 billion originated in 2022, which represented a unit decrease of 48% and a dollar decrease of 35%. Personal loan origination volume by Prosper Rating was as follows for the periods presented (in millions, except percentage):

	Year Ended December 31,
	2023		2022		2021
	Amount	%	Amount	%	Amount	%
AA	$288.8	13%	$460.3	14%	$246.2	13%
A	293.8	14%	507.0	15%	373.8	19%
B	563.0	26%	601.3	18%	318.8	16%
C	304.1	14%	410.0	12%	245.8	14%
D	227.6	11%	300.2	9%	104.0	5%
E	268.7	12%	338.3	10%	35.7	2%
HR	21.7	1%	29.4	1%	0.9	—%
Other (1)	196.4	9%	693.9	21%	621.8	32%
Total	$2,164.1	100%	$3,340.4	100%	$1,947.0	101%
(1) Represents personal loans funded through the Prosper platform via the Whole Loan Channel but not assigned Prosper Ratings.
For the year ended December 31, 2023, compared to 2022, the mix of personal loan originations on the Prosper platform reflects a significant decrease in investor appetite for whole loan purchases under the current economic environment, specifically for personal loans not assigned Prosper ratings. These personal loans are sold only to institutional investors and based on specific underwriting criteria and custom risk models developed by these investors.

Whole Loans Outstanding
We sell Borrower Loans through our Whole Loan Channel, and the outstanding balance of these personal loans serves as a primary driver of our Servicing Assets. Whole loans outstanding decreased $0.2 billion, or 5%, from December 31, 2022 to December 31, 2023. This decrease is primarily due to decreased year-over-year personal loan originations, as discussed above, as well as the decrease in purchases of personal loans through our consolidated warehouse trusts.
Net (Loss) Income
See the section titled “Results of Operations” below, for the discussion on significant changes in Net (Loss) Income year-over-year.
Results of Operations
Overview
The following table summarizes our net (loss) income for the years ended December 31, 2023, 2022 and 2021 (in thousands, except percentage):

	Years Ended December 31,
	2023	2022	Change	% Change	2022	2021	Change	% Change
Total Net Revenues	$137,700	$199,881	$(62,181)	(31)%	$199,881	$144,626	$55,255	38%
Total Expenses	244,084	129,004	115,080	89%	129,004	282,896	(153,892)	(54)%
Net (Loss) Income Before Income Taxes	(106,384)	70,877	(177,261)	n/m	70,877	(138,270)	209,147	n/m
Income Tax Expense	(78)	(295)	217	(74)%	(295)	(71)	(224)	315%
Net (Loss) Income	$(106,462)	$70,582	$(177,044)	n/m	$70,582	$(138,341)	$208,923	n/m
n/m: not meaningful
Total Net Revenues for the year ended December 31, 2023 decreased $62.2 million, or 31%, as compared to the year ended December 31, 2022. The decrease was largely attributable to a $34.9 million decrease in Transaction Fees, Net, due to the decrease in personal loan originations during this time, as discussed above. Additionally, Total Net Revenues from Change in Fair Value of Financial Instruments, Net decreased $13.2 million when compared to 2022, due primarily to higher delinquencies and charge-offs of Loans Held for Sale and securitized Borrower Loans, as the average outstanding balance of these loans has increased from the prior year. Higher interest rates have also led to negative fair value adjustments on these loans held in consolidated warehouse and securitization trusts. These negative fair value adjustments were partially offset by an increase in fair value gains of $11.4 million on the Credit Card Derivative as compared to the prior year due to the overall growth in the underlying portfolio. There was also a $11.3 million decrease from (Loss) Gain on Sale of Borrower Loans, due primarily to additional incentives provided to whole loan investors (“incentives”) driven by market volatility and incentives offered by competitors, as well as a decrease in whole loan originations from the prior year. Finally, there was a $2.6 million decrease in Total Interest Income (Expense), Net, due in part to accelerated debt issuance costs recognized upon the termination of the PWIIT Warehouse Line in September 2023 (see Note 11, Debt), as well as increased Warehouse Line interest expense due to higher interest rates and increased average outstanding balance of whole loans through our consolidated warehouse trusts for the past year.
Total expenses for the year ended December 31, 2023 increased $115.1 million as compared to the year ended December 31, 2022, which is primarily due to the Change in Fair Value of Convertible Preferred Stock Warrants, which is in turn driven by changes in the fair value of the underlying Convertible Preferred Stock. Specifically, the loss for the year ended December 31, 2023 totals $48.7 million, which compares to a gain of $84.6 million for 2022, a change of $133.3 million. Total Expenses also increased due to the one-time $8.6 million Gain on Forgiveness of PPP Loan in 2022, as the U.S. Small Business Administration (“SBA”) formally forgave our Paycheck Protection Program (“PPP”) loan in March 2022 (Note 11). We also incurred $12.3 million in Interest Expense for the year ended December 31, 2023 on the Term Loan we closed in November 2022 (Note 11). Only $1.5 million in Interest Expense was incurred on that Term Loan in 2022. These increases were partially offset by a combined $36.2 million decrease in Origination and Servicing, Sales and Marketing and General and Administrative expenses, as costs decreased in response to lower personal loan originations. Accordingly, the net loss for the year ended December 31, 2023 increased $177.0 million when compared to the net income generated for the year ended December 31, 2022.

Revenues
The following table summarizes our revenues for the years ended December 31, 2023, 2022 and 2021 (in thousands, except percentages):

	Years Ended December 31,
	2023	2022	Change	% Change	2022	2021	Change	% Change
Operating Revenues:
Transaction Fees, Net	$127,838	$162,742	$(34,904)	(21)%	$162,742	$89,364	$73,378	82%
Servicing Fees, Net	15,364	15,113	251	2%	15,113	15,024	89	1%
(Loss) Gain on Sale of Borrower Loans	(12,380)	(1,039)	(11,341)	n/m	(1,039)	7,196	(8,235)	n/m
Other Revenues	6,108	6,452	(344)	(5)%	6,452	3,992	2,460	62%
Total Operating Revenues	136,930	183,268	(46,338)	(25)%	183,268	115,576	67,692	59%

Interest Income (Expense):
Interest Income on Borrower Loans and Loans Held for Sale	115,663	86,350	29,313	34%	86,350	83,107	3,243	4%
Interest Expense on Financial Instruments	(91,983)	(60,025)	(31,958)	53%	(60,025)	(50,816)	(9,209)	18%
Total Interest Income, Net	23,680	26,325	(2,645)	(10)%	26,325	32,291	(5,966)	(18)%
Change in Fair Value of Financial Instruments	(22,910)	(9,712)	(13,198)	(136)%	(9,712)	(3,241)	(6,471)	(200)%
Total Net Revenues	$137,700	$199,881	$(62,181)	(31)%	$199,881	$144,626	$55,255	38%
n/m: not meaningful
Transaction Fees, Net
We earn a transaction fee upon the successful origination of all Borrower Loans facilitated through our marketplace. Specifically, we receive payments from WebBank as compensation for the activities we perform on behalf of WebBank. Our fee is determined by the term and credit grade of the Borrower Loans that we facilitate on our marketplace and WebBank originates. We record the transaction fee revenue net of any fees paid by us to WebBank.
We also earn various program fees from our Credit Card product, such as interchange fees, annual fees and late fees, and broker fees from our Home Equity Products. These program and broker fees are recorded within Transaction Fees, Net.
Transaction Fees decreased by $34.9 million, or 21%, for the year ended December 31, 2023, as compared to 2022. This decrease is generally consistent with the lower personal loan origination volume discussed above, with some offsetting benefit from the revised WebBank transaction fee schedule starting in the fourth quarter of 2023. Under the revised WebBank transaction fee schedule, transaction fees now range from 1% to 7.99%, depending on the term and credit grade of the Borrower Loan, as compared to 1% to 5% under the previous schedule. Transaction fees above 5% are refundable on a pro-rated basis upon the full prepayment of the related personal loan under Utah law, where WebBank is domiciled, and thus the impact of these increased transaction fees is reduced by expected refunds. The decrease was also partially offset by growth in our Credit Card product, as we recognized approximately $18.1 million in program fees under our Credit Card product for the year ended December 31, 2023, as compared to $7.0 million for 2022, an increase of $11.1 million.
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
For the year ended December 31, 2023, Servicing Fees, Net remained relatively flat year-over-year with an increase of $0.3 million, or 2%. This increase is primarily due to a combined increase of $5.8 million in whole loan servicing revenues and debt sale fees during this period, as well as a $0.4 million increase in net loan trailing fees, due to the increase in the balance of whole loans outstanding. These increases were partially offset by a $3.5 million net decrease in collection fees, generally due to an increase in charge-offs and additional spend on collection agencies compared to 2022. Additionally, there was a $2.3 million increase in the net Credit Card servicing obligation (reducing Servicing Fees) for the year ended December 31, 2023, as compared to 2022, due to the growth in the portfolio.
(Loss) Gain on Sale of Borrower Loans
(Loss) Gain on Sale of Borrower Loans consists of net (losses) gains on Borrower Loans sold through the Whole Loan Channel, net of any incentives provided at the time of sale. Starting in the second half of 2022, due to market volatility and incentives offered by competitors, we provided additional incentives to our whole loan investors. For the year ended December 31, 2023, these incentives increased $7.2 million from the prior year. Excluding the impact of these incentives, the remaining decrease in (Loss) Gain on Sale of Borrower Loans of $4.1 million for the year ended December 31, 2023, as compared to 2022, was primarily due to decrease in the volume of whole loans sold due to lower personal loan originations, as discussed above.
Other Revenues
Other Revenues consists primarily of credit referral and incentive fees. Credit referral fees are earned from partner companies for the referral of customers on our platform, while incentive fees are earned from partner companies through our incentive programs. The $0.3 million, or 5%, decrease in Other Revenues for the year ended December 31, 2023 as compared to 2022 was primarily related to incentive fees due to a specific program that terminated in June 2022.
Interest Income on Borrower Loans and Loans Held for Sale and Interest Expense on Financial Instruments
We recognize Interest Income on Borrower Loans and Loans Held for Sale using the accrual method based on the stated interest rate to the extent we believe it to be collectible. We record interest expense on the corresponding Notes, Notes Issued by Securitization Trust and Warehouse Lines based on the contractual interest rates. The interest rate on Notes is generally 1% lower than the interest rate on the corresponding Borrower Loans to compensate us for servicing the underlying Borrower Loans. Additionally, Interest Expense associated with Term Loan proceeds used to purchase Loans Held for Sale through our Warehouse Lines is allocated to Net Interest Income. For the year ended December 31, 2023, we allocated $0.2 million in Interest Expense on the Term Loan to Net Interest Income.
The decrease of $2.6 million, or 10%, in Total Interest Income (Expense) for the year ended December 31, 2023 as compared to 2022 was primarily due to the $1.9 million of accelerated debt issuance costs recorded upon the termination of the PWIIT Warehouse Line, combined with a net $4.8 million decrease from Loans Held for Sale and Warehouse Lines, as market interest rates drove an increase in the cost of borrowing on the variable interest Warehouse Lines. These were partially offset by additional net interest income from securitized Borrower Loans and Notes of $3.0 million, collections accounts of $0.9 million and Borrower Loans funded through the Note Channel of $0.4 million.
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
We use Warehouse Lines to finance the purchase of Loans Held for Sale for the purpose of earning Net Interest Income and contributing to securitization transactions. Loans Held for Sale consist primarily of loans held in warehouse trusts. Changes in the fair value of Loans Held for Sale are not offset by changes in the fair value of Warehouse Lines because Warehouse Lines are carried at amortized cost. See Note 11 of the accompanying consolidated financial statements for more details on Warehouse Lines.

In September 2023, we sponsored and consolidated a securitization transaction, the PMIT 2023-1 Transaction, with loans that were previously funded through our PWIIT Warehouse Line. Refer also to Note 7, Securitization, of the accompanying consolidated financial statements for additional information on this securitization transaction. We expect that changes in the fair value of Borrower Loans held by PMIT 2023-1 will be negative due to delinquencies and charge-offs, but they could ultimately be negative or positive due to changes in fair value assumptions, such as expected credit performance, prepayment rates and implied market discount rates. Notes issued by PMIT 2023-1 are carried at amortized cost on the accompanying condensed consolidated balance sheet, and thus do not impact the Change in Fair Value of Financial Instruments.
We earn interest income on loans held in warehouse trusts during the period we own or consolidate the loans, which partially offsets changes in the fair value of those loans. The following tables illustrate the composition of the loans held in warehouse and securitization trusts by Prosper Rating, which is an indicator of their credit quality:

	Years Ended December 31,
	2023	2022
Loans Held for Sale(1):
AA	28%	28%
A	27%	27%
B	22%	22%
C	12%	13%
D	6%	6%
E	4%	4%
HR	1%	—%
Grand Total	100%	100%
(1) The percentages are calculated as the weighted average of month-end principal balances of Loans Held for Sale by Prosper Rating.

Year Ended December 31, 2023
Borrower Loans - Securitization(2):
AA	24%
A	26%
B	23%
C	13%
D	7%
E	6%
HR	1%
Total	100%
(2) The percentages are calculated using the weighted-average of month-end principal balances of Borrower Loans by Prosper Rating.
Fair values of Borrower Loans, Loans Held for Sale and Notes are estimated using discounted cash flow methodologies based upon a set of valuation assumptions. The key assumptions used include default and prepayment rates derived primarily from historical performance, and discount rates based on estimates of the rates of return that investors would require when investing in other financial instruments with similar characteristics. For the years ended December 31, 2023 and 2022, the Change in Fair Value of Financial Instruments, Net were losses of $22.9 million and $9.7 million, respectively.

The increase in the loss for the year ended December 31, 2023 as compared to the prior year is largely driven by Loans Held for Sale, due to higher delinquencies and charge-offs combined with the impact from higher interest rates as the outstanding balance of Loans Held for Sale continued to increase until the PMIT 2023-1 Transaction was completed on September 25, 2023. The loss from changes in fair value for the year ended December 31, 2023 was $39.3 million, due to a $11.3 million loss on fair value and $28.0 million in net charge-offs. This compares to 2022, when there was a loss from changes in fair value of $25.0 million, due to a $13.2 million loss on fair value and $11.8 million in net charge-offs.
For fractional Borrower Loans and Notes, the net impact to the Change in Fair Value of Financial Instruments was a $0.1 million gain for the year ended December 31, 2023, due to the borrower payment-dependent structure described above. In 2022, the net impact from these fractional Borrower Loans and Notes was a $0.4 million gain. For Borrower Loans held in PMIT 2023-1, the loss from changes in fair value was $8.1 million for the year ended December 31, 2023 and related primarily to delinquencies and charge-offs.
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
Fair value changes related to future cash flows underlying the Credit Card Derivative resulted in a gain of $26.1 million and the net impact of realized transactions was a loss of $0.6 million for the year ended December 31, 2023. This compares to the prior year, when fair value changes related to projected future cash flows were $9.8 million, while the net impact of realized transactions was a gain of $4.3 million. These fluctuations in gains and losses on the Credit Card Derivative for the year ended December 31, 2023, as compared to prior year, are largely reflective of the significant growth in the Credit Card portfolio, given that the Credit Card program was launched in December 2021, partially offset by increased charge-offs.
We also hold a swaption to limit our exposure to fluctuations in SOFR due to our PWIT Warehouse Line, which consists of two classes of loans that bear interest at SOFR plus a defined spread (see Note 11 for further information). The change in fair value of the swaption was a loss of $1.2 million and a gain of $0.8 million for the years ended December 31, 2023 and 2022, respectively. The decrease in the value of the swaption year-over-year is largely driven by an increase in the strike price of the swaption in 2023.

The following table details the change in fair value of our financial instruments for the years ended December 31, 2023, 2022 and 2021, respectively (in thousands):

	Years Ended December 31,
	2023	2022	2021
Assets:
Borrower Loans	$(48,387)	$(30,436)	$595
Loans Held for Sale	(39,269)	(24,967)	422
Credit Card Derivative (includes gains and losses from settled transactions)	25,506	14,079	—
SOFR rate swaption (included in Prepaid and Other Assets)	(1,163)	782	(58)

Liabilities:
Notes	40,403	30,830	1,910
Certificates Issued by Securitization Trust	—	—	(6,110)
Total	$(22,910)	$(9,712)	$(3,241)
Expenses
The following table summarizes our expenses for the years ended December 31, 2023, 2022 and 2021 (dollar amounts in thousands):

	Years Ended December 31,
	2023	2022	$ Change	% Change	2022	2021	$ Change	% Change
Expenses:
Origination and Servicing	$46,669	$56,457	$(9,788)	(17)%	$56,457	$35,056	$21,401	61%
Sales and Marketing	53,585	81,896	(28,311)	(35)%	81,896	35,065	46,831	134%
General and Administrative - Research and Development	19,069	20,670	(1,601)	(8)%	20,670	17,172	3,498	20%
General and Administrative - Other	66,464	62,988	3,476	6%	62,988	55,950	7,038	13%
Change in Fair Value of Convertible Preferred Stock Warrants	48,695	(84,595)	133,290	n/m	(84,595)	138,622	(223,217)	n/m
Gain on Forgiveness of PPP Loan	—	(8,604)	8,604	(100)%	(8,604)	—	(8,604)	n/a
Loss on Deconsolidation of VIEs	—	—	—	n/a	—	1,494	(1,494)	(100)%
Impairment Expense	196	—	196	n/a	—	—	—	n/a
Interest Expense on Term Loan	12,265	1,527	10,738	703%	1,527	—	1,527	n/a
Other Income, Net	(2,859)	(1,335)	(1,524)	114%	(1,335)	(463)	(872)	188%
Total Expenses	$244,084	$129,004	$115,080	89%	$129,004	$282,896	$(153,892)	(54)%
n/a: not applicable
n/m: not meaningful
The following table reflects full-time employees as of December 31, 2023, 2022 and 2021 by functional area:

	December 31,
	2023	2022	2021
Origination and Servicing	100	166	121
Sales and Marketing	28	30	20
General and Administrative - Research and Development	97	104	101
General and Administrative - Other	179	168	142
Total Headcount	404	468	384

Origination and Servicing
Origination and Servicing costs consist primarily of salaries, benefits and stock-based compensation expense related to our capital markets, collections, customer support and payment processing employees and vendor costs associated with facilitating and servicing personal loans and our Credit Card product. The decrease for the year ended December 31, 2023 of $9.8 million, or 17%, as compared to 2022 was primarily due to $9.0 million decrease in personal loan servicing and origination costs, consistent with the decrease in personal loan originations discussed above. Additionally, compensation costs decreased $4.0 million, driven primarily by decreased headcount, while software and subscription costs decreased $0.7 million. These decreases are partially offset by a $3.5 million increase in third-party servicing costs associated with our Credit Card product, as the underlying portfolio continues to grow, and a $0.6 million increase in depreciation due to the increase in the balance of internal-use software during this time.
Sales and Marketing
Sales and Marketing costs consist primarily of affiliate marketing, search engine marketing, online and offline campaigns, email marketing, public relations and direct mail marketing, as well as compensation expenses such as wages, benefits and stock-based compensation for the employees who support these activities. For the year ended December 31, 2023, the decrease of $28.3 million, or 35%, from the prior year is due to an overall reduction in marketing and advertising costs, which is generally in line with the decrease in personal loan originations during this time. This includes decreases in marketing partnership costs of $31.1 million, digital advertising spend and email advertising costs of a combined $2.3 million and direct-to-site advertising costs of $0.4 million. Additionally, marketing consulting costs decreased $0.3 million during this time. These decreases were partially offset by a $5.4 million increase in direct mail costs. Additionally, compensation expense increased $0.6 million, due primarily to the hiring of our new Chief Marketing Officer in May 2023.
General and Administrative – Research and Development
General and Administrative – Research and Development costs consist primarily of salaries, benefits and stock-based compensation expense related to our engineering and product development employees, as well as related vendor costs. For the year ended December 31, 2023, the decrease of $1.6 million, or 8%, as compared to 2022, was primarily due to an increase of $3.3 million additional capitalized internal-use software and web development costs (reducing the expense). Specifically, these capitalized costs were $14.3 million and $11.0 million for the years ended December 31, 2023 and 2022, respectively. This decrease was partially offset by a $1.0 million increase in compensation expense, $0.4 million increase in software and subscriptions and $0.3 million increase in outsourced services.
General and Administrative – Other
General and Administrative - Other expenses consist primarily of salaries, benefits and stock-based compensation expense related to our accounting and finance, risk, legal, compliance, human resources and facilities employees, professional fees related to legal and accounting and facilities expenses. The increase in General and Administrative - Other for the year ended December 31, 2023 of $3.5 million, or 6%, as compared to 2022 was due primarily to a $2.9 million increase in compensation expense, driven by increased headcount. There was also a $1.7 million increase in software licenses and subscriptions costs to support the overall operations, including the increased headcount. Additionally, various professional services costs, including accounting, tax and legal, contributed a $0.7 million increase for the year ended December 31, 2023, as compared to 2022. Finally, decreases in various facilities, maintenance and depreciation costs in the amount of $1.6 million partially offset the increase for the year ended December 31, 2023, as compared to the prior year.
Change in Fair Value of Convertible Preferred Stock Warrants
Change in Fair Value of Convertible Preferred Stock Warrants was a loss of $48.7 million for the year ended December 31, 2023 due to an increase in the fair value of the underlying Convertible Preferred Stock in 2023.
Change in Fair Value of Convertible Preferred Stock Warrants was a gain of $84.6 million for the year ended December 31, 2022 due to a decrease in the fair value of the underlying Convertible Preferred Stock in 2022.
Gain on Forgiveness of PPP Loan
As discussed in Note 11 of the accompanying consolidated financial statements, on March 21, 2022, we were notified by the SBA that all principal and interest under our PPP loan, totaling $8.6 million, was forgiven through a full forgiveness payment made on March 15, 2022 by the SBA to the lender of our PPP loan. As a result, we recognized the entire forgiven principal and interest as Gain on Forgiveness of PPP Loan for the year ended December 31, 2022.

Impairment Expense
We recorded a $0.2 million impairment charge for the year ended December 31, 2023 related to our operating lease right-of-use assets. This impairment was triggered by the vacancy of a portion of our leased office space and the time expected to find a new subtenant. No impairment charge was recorded for the year ended December 31, 2022.
Interest Expense on Term Loan
We incurred $12.3 million and $1.5 million in interest costs for the years ended December 31, 2023 and 2022, respectively, related to the Term Loan we closed with a third-party financial institution in November 2022. Refer to Note 11 of the accompanying consolidated financial statements for further information on the Term Loan, including details of the interest rates. We allocated $0.2 million in Term Loan interest costs to Net Interest Income for the year ended December 31, 2023, as the related Term Loan proceeds were used to purchase Loans Held for Sale through our Warehouse Lines.
Other Income, Net
Other Income, Net was $2.9 million for the year ended December 31, 2023 and primarily consists of sublease income, interest income on cash and cash equivalents and other miscellaneous items. The increase of $1.5 million in Other Income, Net for the year ended December 31, 2023, as compared to 2022 was primarily due to an increase in interest income driven by higher average cash balances (including proceeds from the Term Loan that closed in November 2022) and higher interest rates, partially offset by decreased sublease income.
Non-GAAP Financial Measure
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
Because of these limitations, you should consider Adjusted Net Revenue alongside other financial performance measures, including Total Net Revenue and our financial results presented in accordance with U.S. GAAP. The following table presents a reconciliation of Total Net Revenue to Adjusted Net Revenue for each of the periods indicated (in thousands):

	Years Ended December 31,
	2023	2022	2021
Total Net Revenue	$137,700	$199,881	$144,626
Impact of interest rates on fair value of loans held in consolidated trusts(1)	2,629	7,248	3,084
Accelerated amortization of PWIIT debt issuance costs(2)	1,880	—	—
Adjusted Net Revenue	$142,209	$207,129	$147,710
(1) Component of Change in Fair Value of Financial Instruments on the consolidated statements of operations
(2) Component of Interest Expense on Financial Instruments on the consolidated statements of operations
Adjusted EBITDA
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
We consider Adjusted EBITDA to be a helpful indicator of the operational strength and performance of our business and a good measure of our historical operating trends. Management uses Adjusted EBITDA, among other things, to understand and compare operating results across accounting periods, evaluate our operations and financial performance and for internal planning and forecasting purposes. Inclusion of Adjusted EBITDA is intended to provide investors insight into the manner in which management views the performance of the Company, enhance investors’ evaluation of our operating results, and to facilitate meaningful comparisons of our results between periods. This non-GAAP financial measure should not be considered an alternative to, or more meaningful than, the GAAP financial information provided herein.
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
The following table presents a reconciliation of Net (Loss) Income to Adjusted EBITDA for each of the periods indicated (in thousands):

	Years Ended December 31,
	2023	2022	2021
Net (Loss) Income	$(106,462)	$70,582	$(138,341)
Depreciation expense:
Origination and Servicing	8,774	8,132	7,167
General and Administrative - Other	2,108	2,656	2,501
Amortization of Intangibles	107	136	172
Stock-Based Compensation	1,575	1,326	1,136
Change in Fair Value of Convertible Preferred Stock Warrants	48,695	(84,595)	138,622
Impact of Interest Rates on Fair Value of Loans Held in Consolidated Trusts	2,629	7,248	3,084
Gain on Forgiveness of PPP Loan	—	(8,604)	—
Loss on Deconsolidation of VIEs	—	—	1,494
Impairment Expense	196	—	—
Interest Income on Cash and Cash Equivalents	(2,473)	(511)	(8)
Interest Expense on Term Loan	12,265	1,527	—
Accelerated Amortization of PWIIT Debt Issuance Costs	1,880	—	—
Income Tax Expense	78	295	71
Adjusted EBITDA	$(30,628)	$(1,808)	$15,898

The decrease in Adjusted EBITDA for the year ended December 31, 2023, as compared to 2022, is primarily reflective of decreased personal loan originations, changes in the fair value of securitized Borrower Loans and Loans Held for Sale (other than the impact of market interest rates) and incentives provided to whole loan investors as described above, partially offset by a significant increase in Credit Card net revenues due to growth in the underlying portfolio since the Credit Card program launched at the end of 2021.
Expenses on the Consolidated Statement of Operations include the following amounts of stock-based compensation expense for the periods presented (in thousands):

	Years Ended December 31,
	2023	2022	2021
Servicing and Origination	$83	$134	$123
Sales and Marketing	304	118	62
General and Administrative	1,188	1,074	951
Total Stock-Based Compensation Expense	$1,575	$1,326	$1,136
Segment Net Revenues and Segment Adjusted EBITDA
Refer to Note 21 of the accompanying consolidated financial statements for information on our segment reporting. The following table summarizes our segment net revenues and segment Adjusted EBITDA for the years ended December 31, 2023, 2022 and 2021 (dollar amounts in thousands).

	Years Ended December 31,
	2023	2022	Change	% Change	2022	2021	Change	% Change
Segment Net Revenues
Personal Loan	$100,921	$180,717	$(79,796)	(44)%	$180,717	$143,670	$37,047	26%
Home Equity	1,875	2,821	(946)	(34)%	2,821	946	1,875	198%
Credit Card	34,904	16,343	18,561	114%	16,343	10	16,333	n/m
Total Net Revenues	$137,700	$199,881	$(62,181)	(31)%	$199,881	$144,626	$55,255	38%

Segment Adjusted Net Revenues
Personal Loan	$105,430	$187,965	$(82,535)	(44)%	$187,965	$146,754	$41,211	28%
Home Equity	1,875	2,821	(946)	(34)%	2,821	946	1,875	198%
Credit Card	34,904	16,343	18,561	114%	16,343	10	16,333	n/m
Total Adjusted Net Revenues	$142,209	$207,129	$(64,920)	(31)%	$207,129	$147,710	$59,419	40%

Segment Adjusted EBITDA
Personal Loan	$(32,027)	$9,301	$(41,328)	n/m	$9,301	$22,303	$(13,002)	(58)%
Home Equity	(2,483)	(2,163)	(320)	(15)%	(2,163)	(2,556)	393	15%
Credit Card	3,882	(8,946)	12,828	n/m	(8,946)	(3,849)	(5,097)	(132)%
Total Adjusted EBITDA	$(30,628)	$(1,808)	$(28,820)	n/m	$(1,808)	$15,898	$(17,706)	n/m
n/a: not applicable
n/m: not meaningful
Segment Adjusted EBITDA is our primary segment profitability metric and is calculated as segment revenue less operating expenses that are directly attributable to the segments’ products. Refer to Note 21 of the accompanying consolidated financial statements for a reconciliation of Segment Adjusted EBITDA to Net (Loss) Income Before Income Taxes. Segment Adjusted Net Revenue is calculated as segment revenue less the impact of changes in interest rates on the fair value of loans held in consolidated trusts and certain unusual or infrequent transactions. For the periods presented above, these adjustments only impact the Personal Loan segment.

Comparison of 2023 and 2022
Personal Loan
Personal Loan segment net revenues decreased 44% to $100.9 million in 2023 from $180.7 million in 2022, primarily as a result of (a) a $45.0 million decrease in Transaction Fees, Net, due to the decrease in personal loan originations during this time; (b) a $24.6 million decrease in net revenues from Change in Fair Value of Financial Instruments, as described above, (c) a $11.3 million decrease in (Loss) Gain on Sale of Borrower Loans, due primarily to additional incentives provided to whole loan investors driven by market volatility and incentives offered by competitors, combined with the impact from decreases in the volume of whole loans sold due to lower originations; (d) a $0.6 million decrease in Other Revenues, due to the termination of a partner incentive agreement in June 2022; and (e) a $2.6 million decrease in Total Interest Income (Expense), Net, primarily due to the $1.9 million accelerated recognition of debt issuance costs upon the termination of the PWIIT Warehouse Line in September 2023, combined with the impact from higher Warehouse Line interest expense due to increases in market interest rates, which increased the cost of borrowing on the variable interest Warehouse Lines. These decreases were partially offset by a $4.4 million increase in Servicing Fees, Net, due to the increase in whole loans outstanding during this period, as discussed above.
Segment Adjusted Net Revenue associated with the Personal Loan segment decreased $82.5 million in 2023 compared to 2022. This is reflective of the same factors that drove the decrease in net revenues discussed above, excluding the impact of interest rates on the fair value of loans held in consolidated trusts and the accelerated recognition of debt issuance costs upon the termination of the PWIIT Warehouse Line in September 2023.
Adjusted EBITDA associated with the Personal Loan segment decreased $41.3 million in 2023 as compared to 2022. This is primarily reflective of the decrease in net revenues and segment Adjusted Net Revenue discussed above, which was not fully offset by the corresponding decrease in operating expenses.
Home Equity
For the year ended December 31, 2023, the decrease in Home Equity segment net revenues and segment Adjusted Net Revenue of $0.9 million is reflective of lower Transaction Fees, Net, due to the decreases in originations during this time. Home Equity segment net revenues consist of broker fees from our lending partners, and Adjusted EBITDA is reflective of these net revenues, offset by operating expenses.
Credit Card
For the year ended December 31, 2023, Credit Card segment net revenues and segment Adjusted Net Revenue increased $18.6 million or 114% as compared to 2022, primarily as a result of (a) a $11.0 million increase in Transaction Fees, Net; (b) a $11.4 million increase in fair value gains on our Credit Card Derivative, generally due to the overall growth in the Credit Card portfolio during this time; and (c) a $0.3 million increase in other revenue, mainly consisting of credit referral fees earned from partner companies for the referral of customers on our platform. These increases were partially offset by a $4.2 million decrease in Servicing Fees, Net, as a result of an increase in the net servicing obligation related to the Credit Card portfolio.
Adjusted EBITDA associated with Credit Card increased $12.8 million in 2023, as compared to 2022, which is primarily reflective of the increase in net revenues discussed above, partially offset by our continued investments in the Credit Card product’s growth.
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

Adjusted EBITDA associated with the Personal Loan segment decreased 58% to $9.3 million in 2022 from $22.3 million in 2021, which is primarily reflective of the net revenues discussed above and higher operating expenses to support the higher originations.
Home Equity
Home Equity segment net revenues increased 198% to $2.8 million in 2022 from $0.9 million in 2021 due to increased broker fees from our Home Lending Partners.
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
LIQUIDITY AND CAPITAL RESOURCES
We have incurred operating losses in prior years and may continue to incur net losses in the future. For the years ended December 31, 2023 and 2022, we incurred a net loss of $106.5 million and generated net income of $70.6 million, respectively. Additionally, from our inception through December 31, 2023, we have had an accumulated deficit of $590.1 million.
We believe our liquidity needs for the next twelve months, and for the foreseeable future beyond that period, can be met through transaction fees, servicing fees, net interest income, other revenue, proceeds from sales of loans, realized gains on the Credit Card Derivative and Cash and Cash Equivalents. For further details related to our Term Loan and warehouse lines, see Note 11 of the accompanying consolidated financial statements. The table in the section titled “Contractual Obligations” below summarizes our current and long-term material cash requirements as of December 31, 2023. Management monitors our financial results and operations. If the financial results anticipated are not achieved or we fail to maintain compliance with the debt covenants under our Term Loan, our sources of liquidity may not be sufficient to meet our operating and liquidity requirements without obtaining additional liquidity which may not be available on favorable terms or at all.
The following table summarizes our cash flow activities for the periods presented (in thousands):

	Year Ended December 31,
	2023	2022	2021
Net (Loss) Income	$(106,462)	$70,582	$(138,341)

Net cash provided by (used in) operating activities	$47,845	$(334,902)	$113,563
Net cash used in investing activities	(56,951)	(95,865)	(7,178)
Net cash (used in) provided by financing activities	(32,235)	391,751	(84,628)
Net (decrease) increase in Cash, Cash Equivalents and Restricted Cash	(41,341)	(39,016)	21,757
Cash, Cash Equivalents and Restricted Cash at the beginning of the period	196,609	235,625	213,868
Cash, Cash Equivalents and Restricted Cash at the end of the period	$155,268	$196,609	$235,625
Cash, Cash Equivalents and Restricted Cash decreased by $41.3 million for the year ended December 31, 2023, based on the following components:

Operating Activities: $47.8 million in cash was provided by operating activities, driven by (a) $68.0 million in net proceeds from Loans Held for Sale, partially offset by (b) $10.3 million in net loss, net of non-cash items and (c) $9.9 million in cash used for working capital, primarily due to the timing of payments to investors and third-party vendors, as well as a $9.3 million reclassification of Restricted Cash to Prepaid and Other Assets during the year (see Note 2 of the accompanying consolidated financial statements).
Investing Activities: $57.0 million in cash was used in investing activities due to (a) $232.3 million in purchases of Borrower Loans, and (b) $15.7 million in purchases of property and equipment, primarily consisting of internal-use software, partially offset by (c) $191.1 million from sales and principal payments of Borrower Loans.
Financing Activities: $32.2 million in cash was used in financing activities, due primarily to (a) $224.0 million paid for the extinguishment of principal and interest on the PWIIT Warehouse Line, (b) $63.3 million in principal payments on Warehouse Lines, net of proceeds and (c) $3.9 million in debt issuance costs related to the extensions of our PWIIT warehouse facility in February 2023, PWIT warehouse facility in May 2023 and PMIT 2023-1 securitization in September 2023, partially offset by (d) $216.0 million in proceeds, net of payments, from the issuance of PMIT 2023-1 securitization notes and (e) $42.9 million in proceeds, net of payments, from the issuance of Notes, at Fair Value.
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
Off-Balance Sheet Arrangements
As a result of retaining servicing rights on the sale of Borrower Loans, we are an interest holder in certain special purpose entities that purchase these Borrower Loans. None of these special purpose entities are consolidated as we are not the primary beneficiary. Other than these special purpose entities, as of December 31, 2023, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements or other purposes.
Contractual Obligations
As of December 31, 2023, the following table summarizes our contractual obligations and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Term Loan	$76,719	$—	$76,719	$—	$—
Operating lease obligations	18,168	4,497	8,949	4,722	—
WebBank purchase obligations	17,700	17,700	—	—	—
WebBank minimum origination fees	1,300	1,200	100	—	—
Total contractual obligations	$113,887	$23,397	$85,768	$4,722	$—
Term Loan
As discussed in Note 11 of the accompanying consolidated financial statements, the full principal balance and any unpaid interest on the Term Loan is payable upon maturity in November 2026. We incur daily interest that is payable at the end of each month, as well as payment-in-kind interest that is added to the outstanding principal balance if it remains unpaid at the end of the month.

WebBank Purchase Obligations
Under our loan account program with WebBank, a Utah-charted industrial bank that serves as our primary issuing bank, WebBank retains ownership of loans facilitated through our marketplace for two business days after origination. As part of this arrangement, we have committed to purchase the loans at the conclusion of the two business days.
WebBank Minimum Origination Fees
We are required to pay WebBank a minimum fee to the extent monthly loan originations due to not meeting certain contractual thresholds. This obligation is more fully discussed in Note 17 of the accompanying consolidated financial statements.
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
Valuation of Borrower Loans, Loans Held for Sale and Notes
We have elected the fair value option for Borrower Loans, Loans Held for Sale and Notes. We primarily use a discounted cash flow model to estimate the fair value of Borrower Loans, Loans Held for Sale and Notes. The key assumptions used in the valuation include default rates and prepayment rates derived from historical performance and discount rates that reflect estimates of the rates of return that investors would require when investing in financial instruments with similar characteristics. All these assumptions require significant management judgment. For further information on fair value measurement of Borrower Loans, Loans Held for Sale and Notes, refer to Note 8 - Fair Value of Assets and Liabilities of the accompanying notes to our consolidated financial statements.
Valuation of Loan Servicing Asset and Credit Card Servicing Obligation
We have elected to adopt the fair value method to measure the loan Servicing Asset for all classes of Servicing Assets subsequent to initial recognition. We use a discounted cash flow model to estimate the fair value of the loan Servicing Assets, which incorporates observable inputs such as the contractual servicing fee revenue that we earn on the Borrower Loans and the current principal balances of the loans, as well as significant unobservable inputs such as the estimated market servicing rate to service such loans, the prepayment rates, the default rates and the discount rate. For further information on fair value measurement of the loan Servicing Assets, refer to Note 6 - Servicing Assets and Note 8 - Fair Value of Assets and Liabilities of the accompanying notes to our consolidated financial statements.
Similarly, we are responsible for servicing the entire portfolio related to our Credit Card product and recognize a servicing obligation liability to the extent servicing fees we expect to earn do not exceed the estimated market servicing rate a market participant would require to service the portfolio. We again use a discounted cash flow model to estimate the fair value of the Credit Card Servicing Obligation which incorporates observable inputs such as the contractual servicing fee revenue that we earn on the Credit Card portfolio and the current outstanding principal balances of the credit card receivables, as well as significant unobservable inputs such as the estimated market servicing rate to service the portfolio, the prepayment rates, the default rates and the discount rate. For further information on fair value measurement of the Credit Card Servicing Obligations, refer to Note 5 - Credit Card and Note 8 - Fair Value of Assets and Liabilities of the accompanying notes to our consolidated financial statements.
Valuation of Credit Card Derivative
We evaluated the terms of the Credit Card program agreement and determined that it contained features that met the definition of derivatives under U.S. GAAP. These features are freestanding financial instruments and have been valued separately as derivatives. A right of offset exists between the derivatives, and they are presented net on the accompanying consolidated balance sheets. We use a discounted cash flow model to estimate the fair value of the various components of the Credit Card Derivative. The key assumptions used in the valuation include default and prepayment rates derived primarily from relevant market data and historical performance, adjusted as necessary based on the perceived credit risk of the underlying cardholder. In addition, discount rates based on estimates of the rates of return that investors would require when investing in similar credit card portfolios are applied to the individual freestanding derivatives. For further information on fair value measurement of the Credit Card Derivative, refer to Note 5 - Credit Card and Note 8 - Fair Value of Assets and Liabilities of the accompanying notes to our consolidated financial statements.
Valuation of Convertible Preferred Stock Warrants
Convertible Preferred Stock Warrants primarily consist of warrants to purchase Series E and Series F Convertible Preferred Stock. Series F Warrants were issued to the Consortium and vested when the Consortium purchased whole loans under the Consortium Purchase Agreement, which ended in May 2019.
We estimate the fair value of the Series E and Series F Warrants using valuation methods appropriate at each balance sheet date. Generally, this includes determining the business enterprise value of the Company using methods that may include a discounted cash flow model, comparable public company analysis, and comparable acquisition analysis, which require significant management judgment. Additionally, we review and consider any recent transactions involving the Company's equity in determining whether such transactions should be considered in the valuation. Once the business enterprise value has been estimated, an option pricing model is used to allocate the value to the various classes of our equity. The concluded per share value for the Series E and Series F Convertible Preferred Stock Warrant is then determined using a Black-Scholes option pricing model that requires us to make key assumptions such as volatility and expected warrant term. For further information on fair value measurement of the Convertible Preferred Stock Warrants, refer to Note 8 - Fair Value of Assets and Liabilities and Note 13 - Convertible Preferred Stock, Convertible Preferred Stock Warrant Liability and Common Stock of the accompanying notes to our consolidated financial statements.
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
Results of Operations
Overview
The following table summarizes Prosper Funding’s net income for the years ended December 31, 2023, December 31, 2022 and December 31, 2021 (in thousands):

	Year Ended December 31,
	2023	2022	Change	% Change	2022	2021	Change	% Change
Total Net Revenues	$63,224	$86,987	$(23,763)	(27)%	$86,987	$62,757	$24,230	39%
Total Expenses	65,290	83,464	(18,174)	(22)%	83,464	59,547	23,917	40%
Net (Loss) Income	$(2,066)	$3,523	$(5,589)	n/m	$3,523	$3,210	$313	10%

Total revenues for the year ended December 31, 2023 decreased $23.8 million, or 27%, from the year ended December 31, 2022, primarily due to decreased administration fee revenue driven by a decrease in the number of personal loan listings on our marketplace during the period, partially offset by an increase in incentives provided to whole loan investors (for which PFL bills PMI). Because of the growth in our servicing book, there was a resulting increase in Servicing Fees, Net. There was also a decrease in (Loss) Gain on Sale of Borrower Loans, due to the increase in incentives provided to whole loan investors, as well as decreased whole loan originations. Because these incentives are reimbursed through the administration fee revenue, there is no net impact on total net revenues. Other Revenues decreased by $0.5 million primarily due to a partner incentive program that terminated in June 2022. Total expenses for the year ended December 31, 2023 decreased $18.2 million, or 22%, from 2022, largely due to a decrease in administrative fee expense during the year resulting from a decrease in personal loans funded for the period.

Revenues
The following table summarizes Prosper Funding’s revenue for the years ended December 31, 2023, 2022 and 2021 (dollars in thousands):

	Year Ended December 31,
	2023	2022	Change	% Change	2022	2021	Change	% Change
REVENUES:
Operating Revenues:
Administration Fee Revenue – Related Party	$44,211	$60,256	$(16,045)	(27)%	$60,256	$34,017	$26,239	77%
Servicing Fees, Net	26,208	20,641	5,567	27%	20,641	15,770	4,871	31%
Loss (Gain) on Sale of Borrower Loans	(11,285)	1,678	(12,963)	n/m	1,678	8,450	(6,772)	(80)%
Other Revenue	356	894	(538)	(60)%	894	1,312	(418)	(32)%
Total Operating Revenues	59,490	83,469	(23,979)	(29)%	83,469	59,549	23,920	40%

Interest Income on Borrower Loans	52,188	45,289	6,899	15%	45,289	36,952	8,337	23%
Interest Expense on Notes	(48,572)	(42,165)	(6,407)	15	(42,165)	(34,514)	(7,651)	22%
Total Interest Income (Expense), Net	3,616	3,124	492	16%	3,124	2,438	686	28%
Change in Fair Value of Financial Instruments, Net	118	394	(276)	(70)%	394	770	(376)	(49)%
Total Net Revenues	$63,224	$86,987	$(23,763)	(27)%	$86,987	$62,757	$24,230	39%
n/m: not meaningful
Administration Fee Revenue - Related Party
We primarily generate revenues through license fees we earn under our Administration Agreement with PMI. The Administration Agreement contains a license we grant to PMI that entitles PMI to use the marketplace for, and in relation to: (i) PMI’s performance of its duties and obligations under the Administration Agreement, and (ii) PMI’s performance of its duties and obligations to WebBank under the Loan Account Program Agreement. The Administration Agreement requires PMI to pay us a monthly license fee that is partially based on the number of personal loan listings posted on the marketplace in that month, as well as a fee based on incentives provided to investors to incentivize the purchase of Borrower Loans from PFL. The decrease in Administrative Fee Revenue of $16.0 million for the year ended December 31, 2023 as compared to in 2022 was primarily due to a decrease in personal loan listings generated on the marketplace, which resulted in a decrease in Administrative Fee Revenue of $22.5 million for the year ended December 31, 2023. This decrease was partially offset by a $6.5 million increase related to reimbursements received from PMI for incentives provided to whole loan investors, as discussed above.

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
The increase in Servicing Fees of $5.6 million in the year ended December 31, 2023 as compared to 2022 was largely due to the growth in the servicing book as compared to the prior year, which resulted in approximately $6.0 million in additional Servicing Fees for the year ended December 31, 2023. This increase in 2023 was partially offset by increases in collection agency costs, net of collections and debt sale fees, as we increased our spend on these agencies in response to higher delinquencies.
(Loss) Gain on Sale of Borrower Loans
(Loss) Gain on Sale of Borrower Loans consists of (losses) gains on Borrower Loans sold through the Whole Loan Channel, net of any incentives provided to investors at the time of sale. For the year ended December 31, 2023, PFL recognized a loss of $11.3 million, a decrease of $13.0 million from 2022. This decrease was primarily due to additional incentives provided to whole loan investors, due to market volatility and incentives offered by competitors. These incentives resulted in a $7.2 million decrease in (Loss) Gain on Sale of Borrower Loans as compared to 2022. Excluding the impact of these incentives, the remaining decrease in (Loss) Gain on Sale of Borrower Loans of $5.8 million for the year ended December 31, 2023, as compared to 2022, was primarily due to decrease in the volume of whole loans sold due to lower personal loan originations, as discussed above.
Other Revenues
Other Revenues consists primarily of incentive fees, which are earned from partner companies through our incentive programs. The $0.5 million decrease in Other Revenues for the year ended December 31, 2023, as compared to 2022, is primarily due to a decrease in these incentive fees as we terminated an incentive program in June 2022.
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
Overall, the $0.5 million increase in net interest income for the year ended December 31, 2023, as compared to 2022, was due to an increase in the average outstanding principal balance of Borrower Loans and Notes.
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
The following table summarizes the fair value adjustments for the years ended December 31, 2023, 2022 and 2021 respectively (in thousands):

	Year Ended December 31,
	2023	2022	2021
Borrower Loans	$(40,285)	$(30,436)	$(1,141)
Notes	40,403	30,830	1,911
Total	$118	$394	$770

The increase in net revenues from Change in Fair Value of Financial Instruments for the year ended December 31, 2023, as compared to 2022, is primarily reflective of increased debt sale fees on charged-off Borrower Loans in 2023. This includes the impact of Borrower Loans transferred to PFL in conjunction with the PMIT 2023-1 Transaction, as discussed in Note 4, Borrower Loans and Notes, at Fair Value, of the accompanying consolidated financial statements. Other fair value changes are generally not material, which is consistent with the borrower payment structure described above.
Expenses
The following table summarizes Prosper Funding’s expenses for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2023	2022	Change	% Change	2022	2021	Change	% Change
Expenses:
Administration Fee – Related Party	$57,683	$74,382	$(16,699)	(22)%	$74,382	$52,641	$21,741	41%
Servicing and Other, Net	7,607	9,082	(1,475)	(16)%	9,082	6,906	2,176	32%
Total Expenses	$65,290	$83,464	$(18,174)	(22)%	$83,464	$59,547	$23,917	40%
Administration Fee Expense - Related Party
Pursuant to our Administration Agreement with PMI, PMI manages the marketplace on our behalf. Accordingly, each month we are required to pay PMI (a) a corporate administration fee of $500,000 per month, (b) a fee for each Borrower Loan originated through the marketplace, (c) 62.5% of all Servicing Fees collected by us or on our behalf and (d) all nonsufficient funds fees collected by us or on our behalf. In general, the Administrative Fee Expense will not fluctuate directly in line with the Administrative Fee Revenue due to both the flat corporate administrative fee, as well as the fact that we pay fees for three different services, but receive a fee based only on the number of personal loans listed on the platform.
The decrease in Administration Fee expense of $16.7 million for the year ended December 31, 2023, as compared to 2022, was due to a drop in the number of Borrower Loans originated through the marketplace during these periods, which contributed a $21.3 million decrease, partially offset by the increase in Servicing Fees, Net, discussed above, which resulted in a $4.4 million increase in Administration Fee - Related Party for the year ended December 31, 2023.
Servicing and Other, Net
Servicing costs consist primarily of vendor and borrower costs, as well as depreciation of internal-use software associated with servicing Borrower Loans. The decrease in Servicing costs for the year ended December 31, 2023, as compared to 2022, was primarily driven by the decrease in personal loan originations.
Other costs consist primarily of bank service charges and professional fees. The change in Other costs for the year ended December 31, 2023, as compared to 2022 was not significant.
Servicing and Other costs are offset by the interest income of $0.6 million and $0.1 million generated from cash invested on our platform during the years ended December 31, 2023 and 2022, respectively. The increase from the prior year is primarily related to the change in interest rates.

LIQUIDITY AND CAPITAL RESOURCES
We anticipate that our available funds and cash flow from operations will be sufficient to meet our operational cash needs for at least the next 12 months.
The following table summarizes our cash flow activities for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Years Ended December 31,
	2023	2022	2021
Net (Loss) Income	$(2,066)	$3,523	$3,210

Net cash provided by (used in) operating activities	$3,664	$(57,439)	$32,685
Net cash used in investing activities	(47,324)	(90,345)	(65,416)
Net cash provided by financing activities	42,850	77,757	59,683
Net (decrease) increase in Cash, Cash Equivalents and Restricted Cash	(810)	(70,027)	26,952
Cash, Cash Equivalents and Restricted Cash at the beginning of the period	97,849	167,876	140,924
Cash, Cash Equivalents and Restricted Cash at the end of the period	$97,039	$97,849	$167,876

Cash, Cash Equivalents and Restricted Cash decreased by $0.8 million for the year ended December 31, 2023, based on the following components:
Operating Activities: $3.7 million in cash was provided by operating activities, driven by net income, net of non-cash adjustments of $5.2 million, partially offset by cash used in working capital of $1.6 million, primarily due to the timing of payments to PMI and investors.
Investing Activities: $47.3 million net cash used in investing activities, due to $232.3 million in purchases of Borrower Loans and $6.1 million in purchases of property and equipment, partially offset by $191.1 million of principal payments under Borrower Loans.
Financing Activities: $42.9 million net cash was provided by financing activities, due to $231.5 million in proceeds from the issuance of Notes, at Fair Value, partially offset by $188.7 million in payments for Notes, at Fair Value.
Income Taxes
We incurred no income tax provision for the years ended December 31, 2023 and 2022. We are a US disregarded entity for income tax purposes and our income and loss is included in the return of our parent, PMI. Given PMI’s history of taxable losses, it is difficult to accurately forecast how Prosper’s and our results will be affected by the realization and use of net operating loss carry forwards.
Off-Balance Sheet Arrangements
As a result of retaining servicing rights on the sale of Borrower Loans, we are a variable interest holder in certain special purposes entities that purchase these Borrower Loans. None of these special interest entities are consolidated as we are not the primary beneficiary. Otherwise as of December 31, 2023, we have not engaged in any off-balance sheet financing activities.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PROSPER MARKETPLACE, INC.
Market Risk
Market risk is the risk of loss to future earnings, values, or future cash flows that may result from changes in financial market prices and interest rates.
Through the Warehouse Lines we invest in Loans Held for Sale and through the securitization trust (formed in September 2023) we hold Borrower Loans. Changes in U.S. interest rates affect the market value of these Loans Held for Sale and Borrower Loans on our balance sheet. Our future investment income may fall short of expectations, or we may suffer a loss in principal if we are forced to sell Loans Held for Sale that have declined in market value due to changes in interest rates, loss assumptions or overall market conditions. Recent interest rate increases, due in part to ongoing inflation, may increase the risks of our investments in Loans Held for Sale and Borrower Loans, and additional fluctuations in interest rates may exacerbate such risks. Changes in the market value of Loans Held for Sale are recorded on the Consolidated Statement of Operations. The fair value of Loans Held for Sale was $161.5 million and $499.8 million as of December 31, 2023 and 2022, respectively, while the fair value of Borrower Loans held in the consolidated securitization trust was $220.7 million as of December 31, 2023.

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
We are also exposed to variable interest rate risk under the debt from the Warehouse Lines, which had an outstanding balance of $160.2 million and $446.8 million as of December 31, 2023 and 2022, respectively. To reduce the impact of large fluctuations in interest rates, we hedged a portion of our interest rate risk by entering into a derivative agreement with a financial institution. The derivative agreement that we use to manage the risk associated with fluctuations in interest rates may not be able to eliminate the exposure to these changes. Interest rates are sensitive to numerous factors outside of our control, such as government and central bank monetary policy in the United States. Depending on the size of the exposures and the relative movements of interest rates, if we choose not to hedge or fail to effectively hedge our exposure, we could experience a material adverse effect on our results of operations and financial condition.
We had cash and cash equivalents of $35.0 million and $83.4 million as of December 31, 2023 and 2022, respectively. These amounts were held in various unrestricted deposits with highly rated financial institutions and short-term, highly liquid marketable securities which may include money market funds, U.S. Treasury securities, and U.S. agency securities. Cash and Cash Equivalents are held for working capital purposes. Due to their short-term nature, we believe that we do not have any material exposure to changes in the fair value of these liquid investments as a result of changes in interest rates. Decreases in short-term interest rates will moderately reduce interest income on these Cash and Cash Equivalents. Increases in short-term interest rates will moderately increase the interest income earned on the Cash and Cash Equivalents.
Interest Rate Sensitivity
As more fully described in Note 8, Fair Value of Assets and Liabilities, of our financial statements attached to this Annual Report on Form 10-K, the combined fair value of Borrower Loans and Loans Held for Sale is $706.5 million as of December 31, 2023, determined using a weighted-average discount rate of 6.88%. The combined fair value of Borrower Loans and Loans Held for Sale was $820.4 million as of December 31, 2022, determined using a weighted-average discount rate of 6.72%. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $6.8 million and $8.3 million in the fair value of PMI’s investment in Borrower Loans and Loans Held for Sale as of December 31, 2023 and 2022, respectively. A hypothetical 100 basis point decrease in interest rates would result in an increase of approximately $6.9 million and $8.6 million in the fair value of our investment in Borrower Loans and Loans Held for Sale as of December 31, 2023 and 2022, respectively. Any realized or unrealized gains or losses resulting from such interest rate change would be recorded in our statement of operations so long as we hold these Borrower Loans and Loans Held for Sale on our balance sheet.

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
Prosper Funding had Cash and Cash Equivalents of $3.4 million and $6.3 million as of December 31, 2023 and 2022, respectively. These amounts were held in various unrestricted deposits with highly rated financial institutions and short term, highly liquid marketable securities which may include money market funds, U.S. treasury securities and U.S. agency securities. Cash and cash equivalents are held for working capital purposes. Due to their short-term nature, Prosper Funding believes that it does not have any material exposure to changes in the fair value of these liquid investments as a result of changes in interest rates. Decreases in short-term interest rates will moderately reduce interest income on these cash and cash equivalents, while increases in short-term interest rates will moderately increase the interest income earned on these cash and cash equivalent balances.
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
Consolidated Statements of Members' Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
In connection with the preparation of this Annual Report on Form 10-K, each Registrant’s management, under the supervision and with the participation of such Registrant’s Principal Executive Officer (PEO) and Principal Financial Officer (PFO), evaluated the effectiveness of the design and operation of such Registrant’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2023. Based upon this evaluation, the PEO and the PFO of each Registrant have concluded that these disclosure controls and procedures are effective to provide reasonable assurance that material information relating to each Registrant and its subsidiaries that is required to be disclosed in reports filed with, or submitted to, the SEC under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms, and (ii) is accumulated and communicated to management, including its PEO and PFO, as appropriate to allow timely decisions regarding required disclosure.
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
The Registrants’ management has assessed the effectiveness of the Registrants’ internal control over financial reporting as of December 31, 2023. In making this assessment the Registrants used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework (2013).” These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. Each

Registrant’s assessment included documenting and evaluating the effectiveness of its internal control over financial reporting. Based on this evaluation, the person serving as each Registrant’s PEO and PFO has concluded that such Registrant’s internal controls were effective as of December 31, 2023.
Changes in Internal Control over Financial Reporting
During the fourth quarter of 2023, there were no changes in the internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Registrant's internal control over financial reporting.
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
ITEM 9B. OTHER INFORMATION
Effective March 21, 2024, PMI amended the Long-Term Cash Incentive Plan (the “LTCIP”) to amend certain eligibility criteria for participation in the LTCIP (the “Third Amendment to the LTCIP”). The Third Amendment to the LTCIP provides that participants must be employed by the Company for at least 36 months as of March 15th of the calendar year following the end of a performance period in order to be eligible to participate in the LTCIP.

The foregoing description of the Third Amendment to the LTCIP does not purport to be complete and is qualified in its entirety by reference to the full text of the Third Amendment to the LTCIP, which is filed as an exhibit hereto and is incorporated herein by reference.

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
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Prosper Marketplace, Inc.
Executive Officers, Directors and Key Employees
The following table sets forth information about PMI’s current and imminent executive officers and directors as of the date of this Annual Report on Form 10-K:

Name	Age	Position(s)
David Kimball	53	Chief Executive Officer and Chairman of the Board
Usama Ashraf	47	President and Chief Financial Officer
Edward R. Buell III	44	General Counsel, Secretary and Chief Compliance Officer
Pete Woodhouse	58	Chief Technology Officer
Jeff Killian	51	Executive Vice President of Operations
Melinda Marchesi	51	Chief Marketing Officer
Claire A. Huang	61	Director
Thomas R. Kearney	65	Director
Peter J. deSilva	62	Director
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
Melinda Marchesi has served as PMI’s Chief Marketing Officer since May 2023. Before joining PMI, Ms. Marchesi served as the Chief Operating Officer and Chief Commercial Officer at Momentum Financial Services Group, an alternative financial services company with multiple lending products. In her role at Momentum, Ms. Marchesi was responsible for all revenue-generating activities and operations. Prior to her time at Momentum, Ms. Marchesi spent ten years at JPMorgan Chase & Co. in a variety of Managing Director positions, including Chief Marketing Officer for the Chase Auto and Home Lending businesses, and Head of Digital Marketing for Credit Cards. In her roles at JPMorgan Chase, Ms. Marchesi managed digital and traditional marketing activities across multiple product lines and managed both the direct lending activities and marketing activities for the Chase Auto business. Prior to her time at JPMorgan Chase & Co., Ms. Marchesi spent thirteen years at Willis Towers Watson (formerly Towers Watson), a global B-to-B consultancy, including four years as the Global Digital Marketing Director. In her role as Global Digital Marketing Director, she oversaw all online communication and marketing strategies. Ms. Marchesi also currently serves as strategic advisor for Wealthmore, an alternative investment platform start-up, and as a limited partner for How Women Invest, an investment fund that focuses on female and minority entrepreneurs. Ms. Marchesi holds an M.A. in Professional Communication from La Salle University and a B.A. in English and Journalism from the University of Richmond.
Claire A. Huang has served as a director of PMI since December 2017. Ms. Huang is currently a member of the board of directors of SigFig, a robo-investing and customer engagement software provider, Zions Bancorporation N.A., a regional bank, and PODS, a leading storage and moving company. She is a member of the audit committee and compensation committee of Zions Bancorporation N.A. She also previously served as a director of Mirador Financial, Inc., a small business lending platform, from 2017 to 2018. Ms. Huang has extensive experience in marketing and brand management. She served as the first global Chief Marketing Officer of JP Morgan Chase from 2012 to 2014, where she worked with the marketing teams across all Chase retail and JP Morgan wholesale businesses to build brands and businesses with a customer focus. Before joining JP Morgan Chase, from 2008 to 2012, Ms. Huang held global head of marketing positions at Bank of America Merrill Lynch, where she was responsible for a number of high profile marketing initiatives, including the integration of Merrill Lynch and Bank of America and the launch of Merrill Edge, the company’s brokerage platform. Prior to her time at Bank of America Merrill Lynch, Ms. Huang held marketing leadership positions at Fidelity Investments, American Express Company, Wise Foods, and The Häagen-Dazs Company. Ms. Huang received a B.A. in Economics from De La Salle University in Manila, Philippines. PMI believes that Ms. Huang’s marketing and brand management expertise, as well as her experience at several leading financial institutions, give her the qualifications and skills to serve as a director.

Thomas R. Kearney was appointed as a director of PMI in May 2020. Mr. Kearney is currently a member of the Board of Directors and Finance Committee of the Plattsburgh College Foundation, a non-profit organization affiliated with the State University of New York at Plattsburgh. Mr. Kearney is also a member of the Board of Directors of the YMCA of San Francisco, a non-profit organization (“YSF”). Additionally, he is YSF Finance Committee Chair and a member of the YSF Board Executive Committee. Mr. Kearney is a CPA with extensive technical accounting and auditing experience. He previously worked at PricewaterhouseCoopers LLP for nearly 35 years and served as Assurance Partner for 20 years. In this role, Mr. Kearney helped financial services clients navigate a wide range of complex financial instruments, credit arrangements and operational processes and controls. Prior to PwC, Mr. Kearney conducted periodic reserve reporting for the Federal Reserve Bank of San Francisco and assisted with the implementation of Regulation D and Contemporaneous Reserve Reporting. Mr. Kearney holds a B.S. in Accounting from State University of New York at Plattsburgh. PMI believes that Mr. Kearney’s financial, business, and regulatory expertise gives him the qualification and skills to serve as a director. Mr. Kearney qualifies as an “audit committee financial expert” under SEC guidelines.
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
ITEM 11. EXECUTIVE COMPENSATION
Prosper Marketplace, Inc. - Compensation Discussion and Analysis
Overview
This section describes PMI's executive compensation objectives, compensation-setting process, executive compensation components and significant 2023 compensation decisions for PMI's named executive officers (“NEOs”). The compensation provided to PMI's NEOs for 2023 is set forth in detail in the Summary Compensation Table and other tables and the accompanying footnotes and narrative that follow this section.
PMI's named executive officers for 2023 are as follows:
•David Kimball, our Chief Executive Officer;
•Usama Ashraf, our President and Chief Financial Officer;
•Pete Woodhouse, our Chief Technology Officer;
•Edward R. Buell III, our General Counsel, Secretary and Chief Compliance Officer; and
•Melinda Marchesi, our Chief Marketing Officer as of May 2023.
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
Role of Management. In setting 2023 compensation, PMI's Chief Executive Officer worked closely with the Compensation Committee in making recommendations and attending Committee meetings. Because of his daily involvement with PMI's executive team, the Chief Executive Officer was involved in the determination of compensation for all of PMI's executive officers other than himself. The Compensation Committee also delegated to the Chief Executive Officer the authority to make compensation decisions for senior management and executive officers (other than the Chief Executive Officer, Chief Financial Officer and President), subject to certain compensation limits set by the Compensation Committee.
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
Base Salary
Base salary is a fixed amount and is not tied to any metric relating to the performance of PMI's business as a whole. The base salary of each executive officer is initially established in the executive officer's offer letter and reviewed annually by the Compensation Committee. In determining base salaries for 2023, PMI's Compensation Committee, together with the Chief Executive Officer, considered the individual executive officer's scope of responsibilities, contributions, prior salary level and position (in case of a promotion), and financial and market conditions.
The following table summarizes information regarding the base salaries for PMI's named executive officers for 2023:

2023 Base Salaries
David Kimball [1]	$600,000
Usama Ashraf [2]	$488,000
Pete Woodhouse [3]	$415,000
Edward R. Buell III [4]	$365,000
Melinda Marchesi [5]	$365,000
1.In March 2023, PMI’s Compensation Committee reviewed executive base salaries and decided to increase Mr. Kimball’s annual base salary from $577,500 to $600,000.
2.In March 2023, PMI’s Compensation Committee reviewed executive base salaries and decided to increase Mr. Ashraf’s annual base salary from $469,350 to $488,000.
3.In March 2023, Mr. Woodhouse’s base salary was increased from $384,375 to $415,000.
4.In March 2023, Mr. Buell’s base salary was increased from $351,750 to $365,000.
5.In May 2023, Ms. Marchesi joined PMI as its Chief Marketing Officer, with an annual base salary of $365,000.
Cash Bonuses
PMI uses cash bonuses primarily to motivate and retain senior management leaders that are critical to advancing the Company's short-term and long-term strategic goals. In 2023, we based annual NEO bonuses on both the achievement of certain Board-approved financial, operational and strategic performance objectives as well as other factors.
In January 2024, the Compensation Committee reviewed the Company’s performance and progress towards the established 2023 objectives, and approved a bonus award of up to 40% of the annual target bonus amount for each NEO.
The amounts and terms of the bonuses awarded to each of our NEOs for 2023 are disclosed below, in the sections titled “Summary Compensation Table” and “Narrative Discussion of the Summary Compensation Table and Grants of Plan-Based Awards Table.”

Long-Term Incentives
Equity Compensation. PMI has used stock options and restricted stock units (“RSUs”) as the principal components of its executive long-term incentive equity compensation. Consistent with its compensation objectives, PMI believes this approach aligns the interests of its grantees with the long-term interests of PMI’s stockholders. PMI believes that stock options and RSUs also serve as effective retention tools due to vesting requirements that are based on continued service with the company. In granting equity awards, PMI has customarily considered, among other things, the executive officers' cash compensation, the need to retain and motivate executive officers and to create a meaningful opportunity for reward predicated on the creation of long-term stockholder value, PMI's financial results, and each executive officer's individual contributions and responsibilities. The amounts and terms of the awards granted to each such NEO in 2023 are disclosed in the 2023 Grants of Plan-Based Awards table and accompanying footnotes to the table of Outstanding Equity Awards at 2023 Fiscal Year End.
Long-Term Cash Incentive Compensation. PMI’s Long-Term Cash Incentive Plan (“LTCIP”) is designed to reward our executives, including our named executive officers, for the achievement of strategic and operational objectives and the creation of long-term value. Under the LTCIP, eligible executive officers and vice presidents receive long-term cash incentive awards based on their performance during pre-established rolling two-year periods, the most recent of which ran from January 1, 2022 to December 31, 2023 (the “2022-2023 Performance Period”). Payments will be made by March 15, following the end of a performance period, unless otherwise determined by the Compensation Committee. The incentive targets range from 75% to 150% of the participant’s base salary, unless otherwise determined by the Compensation Committee. PMI’s executive officers and vice presidents are eligible to participate in the LTCIP if, as of March 15th of calendar year following the end of a performance period, they have been employed with PMI for at least three years, are currently full or part time employees of PMI, and are in good standing. PMI believes that the LTCIP will complement its annual equity awards by focusing its senior executives on specific long-term financial performance goals, while providing an opportunity for more immediate liquidity. In January 2024, the Compensation Committee considered the Company’s performance and progress towards its established objectives during the 2022-2023 Performance Period, and approved a payout of up to 70% of the LTCIP incentive target amount for each NEO. The amounts of the LTCIP awards payable to eligible NEOs in connection with the 2022-2023 Performance Period are set forth in the “Summary Compensation Table” below.
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
PMI’s 401(k) plan covers all employees meeting certain eligibility requirements. The 401(k) plan is designed to provide tax-deferred retirement benefits in accordance with the provisions of Section 401(k) of the Internal Revenue Code. Eligible employees are allowed to contribute a percentage of their eligible compensation to the 401(k) plan, up to the annual maximum as determined by the Internal Revenue Service, and PMI may make discretionary matching contributions of a portion of the employees’ eligible wage deferrals, subject to certain limitations and conditions. During the year ended December 31, 2023, PMI contributed $3.0 million to the 401(k) plan. The amount of PMI’s matching contributions for each of our NEOs is set forth in footnotes to the “Summary Compensation Table” below. On January 1, 2024, PMI temporarily suspended its discretionary matching contributions, which PMI may reinstate in the future upon the Company meeting certain business objectives.

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
PMI also entered into a severance agreement with Ms. Marchesi in March 2023 which contained the same terms and conditions as the severance agreements signed by Messrs. Kimball, Ashraf, and Woodhouse, provided that under the terms of Ms. Marchesi’s severance agreement, until certain tenure requirements were met, Ms. Marchesi would only be entitled to a lump sum severance payment equal to six months base salary in the event that her employment was terminated by PMI without “cause” or by her for “good reason” prior to the one year anniversary of her employment start date.
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

Summary Compensation Table
The following table provides information regarding the compensation earned during the years ended December 31, 2023, 2022 and 2021 by each of PMI’s named executive officers (in thousands):

	Year	Salary ($)	Bonus ($)	Option Awards ($) [1]	Non-Equity Incentive Plan Compensation ($) [2]	All Other Compensation ($) [3]	Totals ($)
Name and Principal Position
David Kimball	2023	$596	239	—	602	17	1,453
Chief Executive Officer	2022	573	574	—	825	15	1,987
	2021	550	550	—	731	13	1,844
Usama Ashraf	2023	485	165	—	489	17	1,155
President and	2022	466	396	438	670	15	1,985
Chief Financial Officer	2021	447	373	69	600	13	1,502
Pete Woodhouse [4]	2023	410	123	—	—	17	550
Chief Technology Officer	2022	383	287	—	—	15	685
Edward R. Buell III [5]	2023	363	94	—	244	17	718
General Counsel, Secretary and	2022	349	227	—	315	15	906
Chief Compliance Officer	2021	323	191	26	185	13	738
Melinda Marchesi [6]	2023	243	73	1,124	—	—	1,440
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
2.The amount reported reflects non-equity incentive compensation earned under the Long Term Cash Incentive Plan.
3.“All Other Compensation” consists of compensation received from employer matching contributions to PMI’s 401(k) plan.
4.Mr. Woodhouse joined PMI in July 2021 as its Chief Technology Officer.
5.Mr. Buell was promoted to General Counsel and Secretary of PMI in March 2021.
6.Ms. Marchesi joined PMI in May 2023 as its Chief Marketing Officer.
2023 Grants of Plan-Based Awards 1 , 2
The following table sets forth certain information regarding grants of plan-based awards to the listed PMI named executive officers during 2023 (dollar amounts in thousands, except per share information):

	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($) [3]
Melinda Marchesi	5/11/2023	5,584,793	$0.32	$1,124
1.The following columns are intentionally omitted from this table: Estimated Future Payouts under Non-Equity Incentive Plan Awards, and Estimated Future Payouts under Equity Incentive Plan Awards.
2.The equity awards granted to NEOs in 2023 were granted under, and governed by the terms of, PMI's 2015 Equity Incentive Plan and the applicable award agreements. See the footnotes to the Outstanding Equity Awards at 2023 Fiscal Year-End table below for a description of the vesting schedule of the equity awards granted in 2023 and reported in the table above.

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
CEO Pay Ratio
In accordance with Item 402(u) of Regulation S-K, PMI is providing the following information for the year ended December 31, 2023:
•The median of total compensation of all employees, excluding our CEO: $140,712;
•The annual total compensation of our CEO: $1,452,813; and
•The ratio of CEO total compensation to median employee total compensation: 10.32 to 1.
Our CEO pay ratio information is a reasonable good faith estimate calculated in a manner consistent with the SEC pay ratio rules and methods for disclosure. In order to determine the median employee from a compensation perspective, PMI examined cash compensation (salary, wages and cash bonuses) paid for the 2023 calendar year for all employees, excluding our CEO, employed as of December 31, 2023 (the “Determination Date”). On the Determination Date, Prosper’s employee population consisted of 404 individuals, all of whom were located in the United States. This population consisted of our full-time, part-time, and temporary employees. We did not include any contractors or workers employed through a third-party provider in our employee population.
To identify the “median employee,” we utilized the amount of annualized earnings, wages and cash bonus our employees received, as reflected in our payroll records through the Determination Date and annualized such amounts for any individual hired during 2023. Once we identified our median employee, we combined all of the elements of such employee’s compensation for 2023 to determine the median employee total compensation in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K and compared such total compensation to the total compensation of PMI’s CEO, as reported in the Summary Compensation Table.
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
Melinda Marchesi. In March 2023, PMI entered into an offer letter with Ms. Marchesi in connection with her appointment as its Chief Marketing Officer. In addition to her initial base salary and equity grant, Ms. Marchesi’s offer letter provided for (i) eligibility to receive an annual performance bonus in a target amount of 75% of her base salary (which will be prorated for the fiscal year ended December 31, 2023 equal to the period of her employment between her start date and December 31, 2023); (ii) eligibility to participate in PMI’s Long Term Cash Incentive Plan, subject to the tenure and other requirements set forth therein; and (iii) eligibility to participate in the benefit programs generally available to employees of PMI. In March 2023, PMI and Ms. Marchesi also executed a severance and change in control agreement. The terms of Ms. Marchesi’s severance and change in control agreement are described under “Post-Employment Compensation” above.
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
As of December 31, 2023, an aggregate of 92,084,513 options to purchase our common stock were outstanding or authorized for issuance under the Equity Plans. Of these outstanding and authorized options, a total of 82,113,271 options and 2,574,633 restricted stock units were outstanding under the Equity Plans and 7,396,609 equity awards were available for grant under the 2015 Plan. No equity awards are available for grant under the 2005 Plan. During the year ended December 31, 2023, an aggregate of 4,063,543 options and 27,750 RSUs granted under the Equity Plans either expired or were forfeited. As of December 31, 2023, 60,741,572 options under the Equity Plans were vested and outstanding and 54,659,109 were exercised.

The NEOs identified herein have been granted equity awards upon employment with PMI, for merit increases, and for retention purposes.

Outstanding Equity Awards at 2023 Fiscal Year End
The following table sets forth certain information regarding outstanding equity awards granted to PMI’s named executive officers (“NEOs”) that remained outstanding as of December 31, 2023:

	Grant Date		Vesting Commencement Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) [1]
David Kimball	5/3/2016	2	3/18/2016	1,410,925	—	0.02	5/3/2026
	5/3/2016	3	3/18/2016					705,465
	6/17/2016	4	4/28/2016	2,115,703	—	0.02	6/17/2026
	3/17/2017	5	12/1/2016	21,156,579	—	0.02	3/17/2027
	3/20/2018	2	3/1/2018	2,535,292	—	0.02	3/20/2028
Usama Ashraf	3/17/2017	9	2/27/2017	3,397,242	—	0.02	3/17/2027
	11/7/2017	9	2/27/2017	402,758	—	0.02	11/7/2027
	3/20/2018	6	3/1/2018					1,784,793
	8/8/2018	9	7/1/2018	837,719	—	0.02	8/8/2028
	11/5/2019	9	11/5/2019	500,000	—	0.02	11/5/2029
	3/10/2021	9	3/1/2021	1,375,000	625,000	0.06	3/10/2031
	3/25/2022	9	12/16/2021	250,000	250,000	0.71	3/25/2032
	3/25/2022	9	2/3/2022	229,166	270,834	0.71	3/25/2032
Pete Woodhouse	8/10/2021	9	7/1/2021	3,374,145	2,210,648	0.24	8/10/2031
Edward R. Buell	11/4/2015	7	9/28/2015	75,000	—	0.02	11/4/2025
	6/17/2016	8	4/28/2016	30,325	—	0.02	6/17/2026
	3/17/2017	7	1/1/2017	37,800	—	0.02	3/17/2027
	3/17/2017	8	1/1/2017	30,250	—	0.02	3/17/2027
	3/20/2018	7	3/1/2018	114,875	—	0.02	3/20/2028
	3/20/2018	7	3/1/2018	125,000	—	0.02	3/20/2028
	8/8/2018	7	6/1/2018	149,700	—	0.02	8/8/2028
	5/7/2019	7	3/1/2019	55,850	—	0.02	5/7/2029
	11/5/2019	7	11/5/2019	300,000	—	0.02	11/5/2029
	3/10/2021	9	3/15/2021	520,188	236,450	0.06	3/10/2031
Melinda Marchesi	5/11/2023	9	5/1/2023	—	5,584,793	0.32	5/11/2033
1.RSUs in each case that remained unvested as of December 31, 2023.
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
The following table sets forth information regarding equity awards held by PMI's named executive officers that were exercised, vested or settled during 2023 (dollar amounts in thousands):

	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting/Settlement ($)
David Kimball	—	—	—	—
Usama Ashraf	—	—	—	—
Pete Woodhouse	—	—	—	—
Edward R. Buell III	—	—	—	—
Melinda Marchesi	—	—	—	—
Potential Payments Upon Termination or a Change In Control of PMI
The following table provides the estimated value of the payments that PMI would provide to its named executive officers in connection with a change in control of PMI and/or a termination of employment, including any options, RSUs and Stock Awards accelerated as a result of the change in control and/or termination. In determining amounts payable, we have assumed in all cases that the change in control or termination of employment, as applicable, occurred on December 31, 2023.

With respect to a termination of employment, we have assumed in all cases that the termination was without cause.

Name	Cash Severance ($)	Number of Unvested Options (#)	Estimated Value of Unvested Options at December 31, 2023 ($)	Number of Unvested RSUs and Stock Awards (#)	Estimated Value of Unvested RSUs and Stock Awards at December 31, 2023 ($)	Healthcare Benefits ($)	Total Estimated Value ($)
	(dollar amounts in thousands)

David Kimball
Involuntary Termination or Resignation for Good Reason	1,798	—	—	—	—	27	1,825
Change in Control	—	—	—	705	282	—	282
Involuntary Termination or Resignation for Good Reason following Change in Control	2,424	—	—	—	—	27	2,451
Usama Ashraf
Involuntary Termination or Resignation for Good Reason	1,389	—	—	—	—	27	1,416
Change in Control	—	—	—	1,785	714	—	714
Involuntary Termination or Resignation for Good Reason following Change in Control	1,898	1,146	213	—	—	27	2,138
Pete Woodhouse
Involuntary Termination or Resignation for Good Reason	415	—	—	—	—	—	415
Change in Control	—	—	—	—	—	—	—
Involuntary Termination or Resignation for Good Reason following Change in Control	415	2,211	354	—	—	—	769
Edward R. Buell III
Involuntary Termination or Resignation for Good Reason	—	—	—	—	—	—	—
Change in Control	—	—	—	—	—	—	—
Involuntary Termination or Resignation for Good Reason following Change in Control	—	236	80	—	—	—	80
Melinda Marchesi
Involuntary Termination or Resignation for Good Reason	183	—	—	—	—	—	183
Change in Control	—	—	—	—	—	—	—
Involuntary Termination or Resignation for Good Reason following Change in Control	365	5,585	447	—	—	—	812
Compensation Committee Interlocks and Insider Participation
During the fiscal year ended December 31, 2023, Claire A. Huang and Thomas R. Kearney served as members of the Compensation Committee. None of these directors is or has been an officer or employee of PMI at any time or had any relationship with PMI requiring disclosure by PMI under Item 404 of Regulation S-K. During the fiscal year ended December 31, 2023, none of PMI's executive officers served as a member of the Board of Directors or Compensation Committee (or other board committee serving an equivalent function) of any unrelated entity that had one or more of its executive officers serving on PMI’s Board of Directors or Compensation Committee (or other board committee serving an equivalent function).

Director Compensation
The following table shows compensation for the year ended December 31, 2023 to PMI’s directors who were not also named executive officers at the time they received compensation as directors (in thousands):

	Fees earned or paid in cash ($)	Equity awards ($)	Total ($)
Claire A. Huang	$85	—	$85
Thomas R. Kearney (1)	$85	—	$85
Peter J. deSilva (2)	$85	—	$85
1.Mr. Kearney held 104,167 unvested stock options at December 31, 2023.
2.Mr. deSilva held 333,334 unvested stock options at December 31, 2023.

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

    COMPENSATION COMMITTEE
Claire A. Huang, Chairwoman
Thomas R. Kearney
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Prosper Marketplace, Inc.
The following table sets forth information regarding the beneficial ownership of PMI’s Common Stock as of March 1, 2024, by:
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
Percentage ownership calculations are based on 277,790,279 shares of Common Stock outstanding as of March 1, 2024, assuming the conversion of all of PMI’s convertible preferred stock, but excluding any outstanding stock options or warrants. Each share of PMI preferred stock is convertible at any time at the discretion of the holder. Shares of PMI’s Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock, Series E Preferred Stock and Series F Preferred Stock convert into shares of PMI Common Stock at a ratio of 1 to 1. Shares of PMI’s Series A-1 Preferred Stock convert into shares of PMI Common Stock at a ratio of 1,000,000 to 1. Shares of PMI’s Series G Preferred Stock convert into shares of PMI common stock at a ratio of 1 to 1.36.
In computing the number of shares of Common Stock beneficially owned by a person or entity and the percentage ownership of that person or entity, PMI deemed outstanding all shares of Common Stock subject to options and warrants held by that person or entity that are currently exercisable or vesting within 60 days of March 1, 2024. PMI did not deem these shares outstanding for the purpose of computing the percentage ownership of any other person. Beneficial ownership representing less than 1.0% is denoted with an asterisk (*). Except as otherwise indicated in the footnotes to the table below, addresses of named beneficial owners and officers are in care of Prosper Marketplace, Inc., 221 Main Street, 3rd Floor, San Francisco, CA 94105.

	Number of Shares Owned[1]	Number of Shares Underlying Options, and Warrants Exercisable Currently or Within 60 Days[2]	Total Number of Shares Beneficially Owned[3]	Beneficial Ownership Percentage
Directors and Executive Officers
Thomas R. Kearney	20,000	959,166	979,166	*
Claire A. Huang	—	1,000,000	1,000,000	*
Peter J. deSilva	—	750,000	750,000	*
David Kimball	—	27,218,499	27,218,499	8.92%
Usama Ashraf	—	7,241,884	7,241,884	2.54%
Pete Woodhouse	—	3,839,545	3,839,545	1.36%
Edward R. Buell III	—	1,502,041	1,502,041	*
Melinda Marchesi	—	—	—	—
All directors and executive officers as a group[4]	20,000	42,511,135	42,531,135	13.28%

5% Shareholders
Francisco Partners[5]	17,413,325	35,544,141	52,957,466	16.90%
Newport Trust Company[6]	51,247,915	—	51,247,915	18.45%
LPG Capital GP Limited[7]	50,776,886	—	50,776,886	18.28%
Soros Fund Management LLC[8]	723,902	51,614,124	52,338,026	15.89%
Accel Partners[9]	24,320,667	—	24,320,667	8.76%
IDG Capital Partners[10]	24,320,667	—	24,320,667	8.76%
JPF LLC[11]	—	41,833,904	41,833,904	13.09%
Rithm Capital Corp.[12]	1	41,833,904	41,833,905	13.09%
Third Point Ventures LLC[13]	—	41,833,904	41,833,904	13.09%
* Less than 1%
1.Includes shares of Common Stock (including Common Stock issuable upon the conversion of preferred stock) owned directly or indirectly, but does not include shares subject to options and warrants.
2.Includes shares subject to options or warrants owned directly or indirectly that are currently exercisable or will become exercisable within 60 days of March 1, 2024.
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
4.Consists of 42,511,135 shares of Common Stock issuable upon the exercise of stock options.
5.Represents 17,413,325 shares of Common Stock issuable upon the conversion of preferred stock held by Francisco Partners through certain of its affiliates and 35,544,141 shares of Common Stock issuable upon the exercise and conversion of the preferred stock warrant held by Francisco Partners through certain of its affiliates. Francisco Partners is deemed to have voting and investment power over these shares. The address for Francisco Partners is One Letterman Drive, Building C – Suite 410, San Francisco, CA 94129
6.Represents 51,247,915 shares of Common Stock issuable upon the conversion of preferred stock held by Prosper Grantor Trust. Prosper Grantor Trust is a wholly-owned subsidiary of Prosper Marketplace, Inc. and as such, Prosper Marketplace Inc. holds sole voting power over such shares. Newport Trust Company, as trustee for Prosper Grantor

Trust, is deemed to be an indirect beneficial owner of such shares. The address for Newport Trust Company is 570 Lexington Ave., Suite 1502, New York, NY 10022.
7.Represents 50,776,886 shares of Common Stock issuable upon the conversion of preferred stock held by LPG Capital through certain of its affiliates. LPG Capital l is deemed to have voting and investment power over the shares. The address for LPG Capital is 199-203 Hennessy Road, Flat 1002, Hong Kong, China.
8.Consists of (i) 2 shares of Common Stock issuable upon the conversion of preferred stock and 51,614,124 shares of Common Stock issuable upon the exercise and conversion of the preferred stock warrants, in each case, held by QPL Holdings (PF) LP, a Delaware limited partnership (the “QPL Shares”); and (ii) 723,902 shares of Common Stock issuable upon the conversion of preferred stock held by Quantum Strategic Partners Ltd., a Cayman Islands exempted company (the “Quantum Strategic Shares”).
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
12.Consists of (i) 1 share of Common Stock issuable upon the conversion of preferred stock, held directly by Rithm Capital Corp. (formerly known as New Residential Investment Corp.); and (ii) 41,833,904 shares of common stock issuable upon the exercise and conversion of the preferred stock warrant held by NRZ PRO Warrant LLC (the “NRZ Shares”). NRZ Pro Warrant LLC is an indirect, wholly-owned subsidiary of Rithm Capital Corp. Rithm Capital Corp. is deemed to have voting and investment power over the NRZ Shares. The address for Rithm Capital Corp. is 799 Broadway, 8th Floor, New York, NY 10003.
13.Represents 41,833,904 shares of common stock issuable upon the exercise and conversion of the preferred stock warrant held by Third Point Ventures LLC. Third Point LLC, as investment manager of Third Point Ventures LLC, has voting power over such shares. The address for Third Point Ventures LLC is 390 Park Avenue, 19th Floor, New York, NY 10022.

Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth information, as of December 31, 2023, with respect to shares of PMI Common Stock that may be issued under PMI’s existing equity compensation plans.

	Number of shares of common stock to be issued upon exercise of outstanding options, warrants, RSUs and rights[1]	Weighted average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders:
Prosper Marketplace, Inc. 2005 Stock Plan, as amended and restated	377,215	$0.02	—
Prosper Marketplace, Inc. 2015 Equity Incentive Plan, as amended	84,310,689	0.15	14,391,846

Equity compensation plans not approved by stockholders:
Outstanding common stock warrants	1,080,349	0.22	—
Total potential shares	85,768,253	$0.15	14,391,846
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
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Prosper Marketplace, Inc. and Prosper Funding LLC
Deloitte & Touche LLP (“Deloitte”) served as PMI and PFL’s independent registered public accounting firm for the fiscal year ended December 31, 2023 and is serving in such capacity for the current fiscal year. Deloitte was engaged in October 2014.
The aggregate fees billed by Deloitte for professional services to PMI and PFL were $2,163 thousand and $2,075 thousand in December 31, 2023 and 2022, respectively.
Audit Fees
The aggregate fees billed by Deloitte for professional services rendered for PMI and PFL for the audit of annual financial statements, the review of the quarterly financial statements, and services that are normally provided in connection with statutory and regulatory filings or engagements were $2,088 thousand and $1,818 thousand in 2023 and 2022, respectively.
Audit Related Fees
The aggregate fees billed by Deloitte for professional assurance and related services reasonably related to the performance of the audit of the PMI and PFL’s financial statements, but not included under Audit Fees were $73 thousand and $255 thousand in 2023 and 2022, respectively. These fees are for service organization control assessment.
Tax Fees
The aggregate fees billed by Deloitte for 2023 and 2022 for professional services for tax compliance, tax advice and tax planning were zero in 2023 and 2022.
All Other Fees
Deloitte billed $2 thousand and $2 thousand, in 2023 and 2022, respectively, related to fees not included in “Audit”, “Audit Related Fees” or “Tax Fees.”

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Reports of Independent Registered Public Accounting Firms (PCAOB ID No. 34)
(a1) Report of Independent Registered Public Accounting Firm for PMI
(a2) Report of Independent Registered Public Accounting Firm for Prosper Funding LLC
(b) Documents List
93

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Prosper Marketplace Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Prosper Marketplace Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, convertible preferred stock and stockholders’ deficit, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Valuation of Level 3 Financial Instruments and Unobservable Inputs Therein

•Borrower Loans and Loans Held for Sale, at Fair Value – See Note 4. Borrow Loans, Loans Held for Sale and Notes, at Fair Value
•Servicing Assets – See Note 6. Servicing Assets
•Credit Card Servicing Obligation Liability – See Note 5. Credit Card
•Credit Card Derivative – See Note 5. Credit Card

Critical Audit Matter Description

The Company measures financial instruments at fair value including borrower loans and loans held for sale, servicing assets, credit card servicing obligation and credit card derivative. As of December 31, 2023, borrower loans were $545.0 million, loans held for sale were $161.5 million, personal loans servicing assets were $12.2 million, credit card derivative was $36.8 million and credit card servicing obligation liability was $9.7 million, which is recorded within other liabilities. The Company estimates the fair values using discounted cash flow valuation methodologies incorporating significant unobservable inputs and valuation assumptions that are reflective of management’s own estimates of assumptions that market participants would use in pricing the instruments and requires significant management judgement or estimate. Significant unobservable inputs used in the valuation methodology of the servicing assets and credit card serving obligation include the market servicing rate. For all level 3 financial instruments, significant unobservable inputs used in the valuation methodology include discount rates, default rates and prepayment rates.

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

•We evaluated the reasonableness of the market servicing rate assumption used in developing the fair value estimate of the credit card servicing obligation liability.

Valuation of Convertible Preferred Stock Warrant Liability – Refer to Notes 2 and 12 to the Financial Statements

Critical Audit Matter Description

Convertible preferred stock warrants are recorded at fair value and subject to remeasurement to fair value at each balance sheet date. As of December 31, 2023, convertible preferred stock warrant liability was $215.0 million. To estimate the fair value of the convertible preferred stock warrants, the Company determines the equity value of the Company using a variety of valuation methods, including recent transactions in the Company's stock, discounted cash flow models and market based methods, as deemed appropriate under the circumstances applicable at the valuation date. Once the equity value has been estimated, an option pricing model is used to allocate the value to the various classes of equity, including preferred stock. The concluded per share value for the convertible preferred stock warrants is then determined using a Black-Scholes option pricing model.

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
March 22, 2024

We have served as the Company’s auditor since 2014.

Prosper Marketplace, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31,
	2023	2022
Assets:
Cash and Cash Equivalents	$34,970	$83,446
Restricted Cash (1)	120,298	113,163
Accounts Receivable	7,523	3,462
Loans Held for Sale, at Fair Value (1)	161,501	499,765
Borrower Loans, at Fair Value	545,038	320,642
Property and Equipment, Net	40,889	38,814
Prepaid and Other Assets (1)	22,273	9,208
Credit Card Derivative	36,848	10,782
Servicing Assets	12,249	12,562
Goodwill	36,368	36,368
Intangible Assets, Net	85	192
Total Assets	$1,018,042	$1,128,404
Liabilities, Convertible Preferred Stock and Stockholders' Deficit:
Accounts Payable and Accrued Liabilities	$40,906	$37,254
Payable to Investors	86,732	85,312
Notes, at Fair Value	321,966	318,704
Notes Issued by Securitization Trust (1)	214,798	—
Warehouse Lines (1)	160,207	446,762
Term Loan	75,313	73,407
Other Liabilities	35,259	28,258
Convertible Preferred Stock Warrant Liability	215,041	166,346
Total Liabilities	$1,150,222	$1,156,043
Commitments and Contingencies (see Note 17)
Convertible Preferred Stock – $0.01 par value; 444,760,848 shares authorized as of December 31, 2023 and December 31, 2022; 209,613,570 shares issued and outstanding as of December 31, 2023 and December 31, 2022. Aggregate liquidation preference of $370,456 as of December 31, 2023 and 2022.	$322,748	$322,748
Less: Convertible Preferred Stock Held by Consolidated VIE (Note 13), 51,247,915 shares issued and outstanding as of December 31, 2023 and December 31, 2022.	(2,381)	(2,381)
Stockholders' Deficit:
Common Stock – $0.01 par value; 625,000,000 shares authorized; 77,861,329 shares issued and 76,925,394 shares outstanding as of December 31, 2023; 75,223,850 shares issued and 74,287,915 shares outstanding as of December 31, 2022.	293	267
Additional Paid-In Capital	160,709	158,814
Less: Treasury Stock	(23,417)	(23,417)
Accumulated Deficit	(590,132)	(483,670)
Total Stockholders' Deficit	$(452,547)	$(348,006)
Total Liabilities, Convertible Preferred Stock and Stockholders' Deficit	$1,018,042	$1,128,404

(1) Includes amounts in consolidated variable interest entities presented separately in the table below.
The accompanying notes are an integral part of these consolidated financial statements.

The following table presents the assets and liabilities of consolidated variable interest entities (“VIEs”), which are included in the Consolidated Balance Sheets above. The assets in the table below may only be used to settle obligations of consolidated VIEs and are in excess of those obligations. Additionally, the assets and liabilities in the table below include third-party assets and liabilities of consolidated VIEs only and exclude intercompany balances that eliminate in consolidation.

	December 31,
	2023	2022
Assets of consolidated VIEs, included in total assets above:
Restricted Cash	$23,546	$11,838
Loans Held for Sale, at Fair Value	161,501	499,765
Borrower Loans, Held at Fair Value	220,724	—
Prepaid and Other Assets	972	3,210
Total assets of consolidated VIEs	$406,743	$514,813
Liabilities of consolidated VIEs, included in total liabilities above:
Notes Issued by Securitization Trust	$214,798	$—
Warehouse Lines	$160,207	$446,762
Other liabilities	550	$—
Total liabilities of consolidated VIEs	$375,555	$446,762
The accompanying notes are an integral part of these consolidated financial statements.

Prosper Marketplace, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2023	2022	2021
Revenues:
Operating Revenues:
Transaction Fees, Net	$127,838	$162,742	$89,364
Servicing Fees, Net	15,364	15,113	15,024
(Loss) Gain on Sale of Borrower Loans	(12,380)	(1,039)	7,196
Other Revenues	6,108	6,452	3,992
Total Operating Revenues	136,930	183,268	115,576
Interest Income (Expense):
Interest Income on Borrower Loans and Loans Held for Sale	115,663	86,350	83,107
Interest Expense on Financial Instruments	(91,983)	(60,025)	(50,816)
Total Interest Income, Net	23,680	26,325	32,291
Change in Fair Value of Financial Instruments	(22,910)	(9,712)	(3,241)
Total Net Revenue	137,700	199,881	144,626
Expenses:
Origination and Servicing	46,669	56,457	35,056
Sales and Marketing	53,585	81,896	35,065
General and Administrative	85,533	83,658	73,122
Change in Fair Value of Convertible Preferred Stock Warrants	48,695	(84,595)	138,622
Gain on Forgiveness of PPP Loan	—	(8,604)	—
Loss on Deconsolidation of VIEs	—	—	1,494
Impairment Expense	196	—	—
Interest Expense on Term Loan	12,265	1,527	—
Other Income, Net	(2,859)	(1,335)	(463)
Total Expenses	244,084	129,004	282,896
Net (Loss) Income Before Income Taxes	(106,384)	70,877	(138,270)
Income Tax Expense	(78)	(295)	(71)
Net (Loss) Income	$(106,462)	$70,582	$(138,341)
Less: Net Income Allocated to Participating Securities	—	(47,350)	—
Net (Loss) Income Attributable to Common Stockholders	$(106,462)	$23,232	$(138,341)
Net (Loss) Income Per Share – Basic	$(1.40)	$0.32	$(1.95)
Net (Loss) Income Per Share – Diluted	$(1.40)	$0.07	$(1.95)
Weighted-Average Shares – Basic	76,092,569	73,291,714	70,767,275
Weighted-Average Shares – Diluted	76,092,569	348,593,594	70,767,275
The accompanying notes are an integral part of these consolidated financial statements.

Prosper Marketplace, Inc.
Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit
(in thousands, except share amounts)

	Convertible Preferred Stock		Convertible Preferred Stock Held by Consolidated VIE		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	209,613,570	$322,748	(51,247,915)	(2,381)	74,316,607	$215	(5,177,235)	$(23,417)	$155,952	$(415,911)	$(283,161)
Exercise of vested stock options	—	—	—	—	3,014,622	30	—	—	31	—	61
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,273	—	1,273
Net Loss	—	—	—	—	—	—	—	—	—	(138,341)	(138,341)
Balance at December 31, 2021	209,613,570	322,748	(51,247,915)	(2,381)	77,331,229	245	(5,177,235)	(23,417)	157,256	(554,252)	(420,168)
Exercise of vested stock options	—	—	—	—	2,133,921	22	—	—	32	—	54
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,526	—	1,526
Net Income	—	—	—	—	—	—	—	—	—	70,582	70,582
Balance at December 31, 2022	209,613,570	$322,748	(51,247,915)	$(2,381)	79,465,150	$267	(5,177,235)	$(23,417)	$158,814	$(483,670)	$(348,006)
Exercise of vested stock options	—	—	—	—	2,637,479	26	—	—	91	—	117
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,804	—	1,804
Net Loss	—	—	—	—	—	—	—	—	—	(106,462)	(106,462)
Balance at December 31, 2023	209,613,570	$322,748	(51,247,915)	$(2,381)	82,102,629	$293	(5,177,235)	$(23,417)	$160,709	$(590,132)	$(452,547)
The accompanying notes are an integral part of these consolidated financial statements.

Prosper Marketplace, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2023	2022	2021
Cash Flows from Operating Activities:
Net (Loss) Income	$(106,462)	$70,582	$(138,341)
Adjustments to Reconcile Net (Loss) Income to Net Cash Provided by (Used in) Operating Activities:
Change in Fair Value of Financial Instruments	22,910	9,712	3,241
Depreciation and Amortization	10,989	10,924	9,839
Amortization of Operating Lease Right-of-Use Asset	2,408	3,545	3,774
Gain on Termination of Operating Lease Right-of-Use Asset	—	(88)	—
Impairment of Operating Lease Right-of-Use Asset	196	—	—
Recognition of Servicing Asset on Sale of Borrower Loans	(9,239)	(12,957)	(7,973)
Change in Fair Value of Servicing Rights	15,564	9,157	8,454
Stock-Based Compensation Expense	1,575	1,326	1,136
Loss on Deconsolidation of VIEs	—	—	1,494
Change in Fair Value of Convertible Preferred Stock Warrants	48,695	(84,595)	138,622
Gain on Forgiveness of PPP Loan	—	(8,604)	—
Accrual of Payment-in-kind Interest on Term Loan	1,527	—	—
Other, Net	1,497	12	2,027
Changes in Operating Assets and Liabilities:
Purchase of Loans Held for Sale at Fair Value	(1,921,129)	(3,063,729)	(1,712,705)
Proceeds from Sales and Principal Payments of Loans Held for Sale at Fair Value	1,989,170	2,783,971	1,770,822
Accounts Receivable	(4,061)	(2,408)	(449)
Prepaid and Other Assets	(12,350)	(2,194)	639
Credit Card Derivative	(561)	3,304	—
Accounts Payable and Accrued Liabilities	4,159	11,530	7,776
Payable to Investors	1,420	(67,482)	28,700
Other Liabilities	1,537	3,092	(3,493)
Net Cash Provided by (Used in) Operating Activities	47,845	(334,902)	113,563
Cash Flows from Investing Activities:
Purchase of Borrower Loans Held at Fair Value	(232,306)	(284,921)	(231,998)
Proceeds from Sales and Principal Payments of Borrower Loans Held at Fair Value	191,077	202,119	236,861
Purchases of Property and Equipment	(15,722)	(13,063)	(12,041)
Net Cash Used in Investing Activities	(56,951)	(95,865)	(7,178)
Cash Flows from Financing Activities:
Proceeds from Issuance of Notes Held at Fair Value	231,520	285,115	231,933
Payments of Notes Held at Fair Value	(188,670)	(202,308)	(172,250)
Principal Payments on Notes Issued by Securitization Trust	(34,701)	—	(87,700)
Principal Payments on Certificates Issued by Securitization Trust	—	—	(14,935)
Net cash and restricted cash outflows from Deconsolidation of VIEs	—	—	(6,821)
Proceeds from Issuance of Securitized Notes (Note 7)	250,657	—	—
Proceeds from Warehouse Lines	48,478	235,870	68,800
Principal payments on Warehouse Lines	(111,732)	—	(101,900)
Extinguishment of PWIIT Warehouse Line (Note 11)	(223,968)	—	—
Proceeds from Term Loan (Note 11)	—	73,500	—
Principal payments on financing lease	—	(78)	(76)
Payment for Debt Issuance Costs	(3,937)	(402)	(1,740)
Proceeds from Exercise of Stock Options	118	54	61
Net Cash (Used in) Provided by Financing Activities	(32,235)	391,751	(84,628)
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(41,341)	(39,016)	21,757
Cash, Cash Equivalents and Restricted Cash at Beginning of the Year	196,609	235,625	213,868
Cash, Cash Equivalents and Restricted Cash at End of the Year	$155,268	$196,609	$235,625

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$97,431	$58,114	$49,923
Cash paid for operating leases included in the measurement of lease liabilities	3,051	5,770	5,381
Non-Cash Investing Activity - Accrual for Property and Equipment, Net	1,468	1,154	971
Non-Cash Investing Activity - Deconsolidation of Borrower Loans, at Fair Value	—	—	78,361
Non-Cash Financing Activity - Accrual for Debt Issuance Costs	550	—	—
Non-Cash Financing Activity - Forgiveness of PPP Loan	—	8,604	—
Non-Cash Financing Activity - Deconsolidation of Notes Issued by Securitization Trust	—	—	69,709
Non-Cash Financing Activity - Deconsolidation of Certificates Issued by Securitization Trust, at Fair Value	—	—	13,979

Reconciliation to Amounts on Consolidated Balance Sheets
Cash and Cash Equivalents	$34,970	$83,446	$67,700
Restricted Cash	120,298	113,163	167,925
Total Cash, Cash Equivalents and Restricted Cash	$155,268	$196,609	$235,625
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
A borrower who wishes to obtain a Borrower Loan through the marketplace must post a loan listing on the marketplace. Listings are allocated to one of two investor funding channels: (i) the “Note Channel,” which allows investors to commit to purchase Notes from PFL, the payments of which are dependent on PFL’s receipt of payments made on the corresponding Borrower Loan; and (ii) the “Whole Loan Channel,” which allows investors to commit to purchase 100% of a Borrower Loan directly from Prosper. As of December 31, 2023, the marketplace is open to investors in 31 states and the District of Columbia. Additionally, as of December 31, 2023, the marketplace is open to borrowers in 48 states and the District of Columbia. Currently our marketplace does not operate internationally.
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNT POLICIES
Basis of Presentation
The accompanying consolidated financial statements include the accounts of PMI and its wholly owned subsidiaries including PFL, Prosper Healthcare Lending LLC (“PHL”), BillGuard, Inc. (“BillGuard”), and its consolidated VIEs including Prosper Warehouse I Trust (“PWIT”), Prosper Warehouse II Trust (“PWIIT,” terminated September 25, 2023), Prosper Marketplace Issuance Trust, Series 2023-1 (“PMIT 2023-1”), and Prosper Grantor Trust (“PGT”). All intercompany balances and transactions between PMI and its subsidiaries have been eliminated in consolidation. PMI and PFL’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
PMI did not have any items of other comprehensive income (loss) during any of the periods presented in the consolidated financial statements as of and for the years ended December 31, 2023, 2022 and 2021.
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
Prosper uses Warehouse Lines to purchase Loans Held for Sale that may be subsequently contributed to securitization transactions or sold to investors. Loans Held for Sale are included in “Loans Held for Sale, at Fair Value” on the Consolidated Balance Sheets. See Note 11, Debt, for more details on Warehouse Lines.
In September 2023, Prosper closed a securitization transaction (the “PMIT 2023-1 Transaction”) with personal loans previously funded through its PWIIT Warehouse Line. The newly formed securitization entity, PMIT 2023-1, issued notes acquired by third parties and residual certificates acquired by PMI (a majority owned affiliate of PFL, the sole sponsor of the securitization). PMIT 2023-1 is deemed a consolidated VIE, and as a result the Borrower Loans it holds are presented in “Borrower Loans, at Fair Value,” and the notes sold to third-party investors are included in “Notes Issued by Securitization Trust” on the accompanying Consolidated Balance Sheet. See Note 7, Securitizations, for additional disclosures.
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
In August 2023, the Company executed an amendment to the Credit Card Program Agreement that, among other things, (a) increased the maximum outstanding Credit Card principal balance for Prosper Allocations from $200 million to $300 million, (b) funded a cash reserve account in the name of Coastal in connection with charge-off losses on receivables allocated to Prosper, and (c) clarified various items from the original program agreement. As a result of (b), the Company reclassified approximately $9.3 million in Restricted Cash held in the reserve account to Prepaid and Other Assets on the accompanying Consolidated Balance Sheets.
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

The costs to develop software for the website and other internal uses are capitalized when management has authorized and committed project funding, when preliminary development efforts are successfully completed, and when it is probable that the project will be completed, and the software will be used as intended. Capitalized software and website development costs primarily include software licenses acquired, fees paid to outside consultants and salaries and payroll-related costs for employees directly involved in the development efforts.
Costs incurred prior to meeting these criteria, together with costs incurred for training and maintenance, are expensed. Costs incurred for upgrades and enhancements that are considered to be probable to result in additional functionality are capitalized. Capitalized costs are included in Property and Equipment and amortized to expense using the straight-line method over their expected lives. Software and website development assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The recoverability of software and website development assets to be held and used is measured by a comparison of the carrying amount of the asset group to the future net undiscounted cash flows expected to be generated by the asset group. If such software and website development assets are considered to be impaired, the impairment to be recognized is the excess of the carrying amount over the fair value of the software and website development asset group.
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
Goodwill and Intangibles
Goodwill associated with business combinations is computed by recognizing the portion of the purchase price that is not tied to individually identifiable and separately recognizable assets. Goodwill is assigned to the Company’s reporting units at the acquisition date according to the expected economic benefits that the acquired business will provide to the reporting unit. A reporting unit is a business operating segment or a component of a business operating segment. The Company identifies its reporting units based on how the operating segments and reporting units are managed. Accordingly, the Company allocated the entire balance of goodwill to the Personal Loan reportable and operating segment. Refer to Note 21 for further information on the Company’s reportable and operating segments.
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
Interest Expense on Term Loan is presented as a component of Expenses on the accompanying Consolidated Statements of Operations, except for any portion associated with Term Loan proceeds used to purchase Loans Held for Sale through the Company’s Warehouse Lines, which is presented in Interest Expense on Financial Instruments as a component of Net Interest Income on the accompanying Consolidated Statement of Operations.
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
Transaction Fees
Prosper has a customer contract with WebBank to facilitate the origination of all Borrower Loans through Prosper’s marketplace. In exchange for these services, Prosper earns a transaction fee from WebBank that is recognized when performance is complete and upon the successful origination of a Borrower Loan. The transaction fee Prosper earns is determined by the term and credit grade of the Borrower Loan that is facilitated on Prosper’s marketplace, and ranges from 1.00% to 7.99% of the original principal amount of each Borrower Loan that WebBank originates. Prosper records the transaction fee net of any fees paid to WebBank because Prosper does not receive an identifiable benefit from WebBank other than the borrower loan that has been recognized at fair value. Additionally, the Company assumes WebBank’s obligation under Utah law to refund the pro-rated amount of the transaction fee in excess of 5% in the event of a borrower prepayment of the loan in full before maturity. Actual and expected refunds are recorded as a reduction of “Transaction Fees, Net” on the Company’s Consolidated Statements of Operations, and are included in “Accounts Payable and Accrued Liabilities” on the Company’s Consolidated Balance Sheets (Note 17).
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
Additionally, the Company generates broker fees on Home Equity Products through its partnerships with its Home Lending Partners.
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
Interest Income on Borrower Loans and Loans Held for Sale and Interest Expense on Financial Instruments
Prosper recognizes interest income on Borrower Loans and Loans Held for Sale using the accrual method based on the stated interest rate to the extent we believe it to be collectible. We record interest expense on the corresponding Notes, at Fair Value, Notes Issued by Securitization Trust and Warehouse Lines based on the contractual interest rates.
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
As of December 31, 2023, Prosper had no contract assets, contract liabilities or deferred contract costs. As of December 31, 2023, Prosper had no unsatisfied performance obligations related to Transaction Fees or Other Revenues.
Advertising Costs
Advertising costs are expensed when incurred and are included in “Sales and Marketing” expense in the accompanying Consolidated Statements of Operations. Prosper incurred advertising costs of $17.6 million, $15.0 million and $6.1 million for the years ended December 31, 2023, 2022 and 2021, respectively.
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
Recent Accounting Pronouncements
Accounting Standards Issued, to be Adopted by the Company in Future Periods
In March 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-04, “Reference Rate Reform (Topic 848),” which provides optional expedients and exceptions for applying GAAP on contract modifications and hedge accounting, in order to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative referenced rates, such as the Secured Overnight Financing Rate. The optional guidance, which became effective on March 12, 2020, could be applied through December 31, 2022. In December 2022, the FASB issued No 2022-06 extending the sunset date of the relief provided under ASU No. 2020-04 to December 31, 2024. The Company amended its agreements and transitioned to SOFR for contracts that previously referenced LIBOR. The Company continues to evaluate potential future impacts that may result from the discontinuation of LIBOR or other reference rates as well as the accounting provided in this update on our financial condition, results of operations, and cash flows.

In October 2023, the FASB issued ASU No. 2023-06, “Disclosure Improvements: Codification Amendments in Response to the Securities and Exchange Commission’s Disclosure Update and Simplification Initiative”. The amendments in this update modify the disclosure or presentation requirements of a variety of Topics in the ASC in response to the SEC’s Release No. 33-10532, “Disclosure Update and Simplification Initiative”, and align the ASC’s requirements with the SEC’s regulations. The effective date for each amendment will be the date on which the SEC's removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective. However, if by June 30, 2027, the SEC has not removed the related disclosure from its regulations, the amendments will be removed from the Codification and not become effective. Early adoption is prohibited. The Company does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial statements and related disclosures.

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating this ASU to determine its impact on the Company’s disclosures.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, which enhances effective tax rate reconciliation disclosure requirements and provides clarity to the disclosures of income taxes paid, income before taxes and provision for income taxes. The amendments are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments in this update should be applied on a prospective basis. Retrospective application is permitted. The Company is currently evaluating this ASU to determine its impact on the Company’s disclosures.

Other recent accounting pronouncements issued by the FASB did not, or are not believed by management to, have a material impact on the Company’s present or future financial statements.
NOTE 3. PROPERTY AND EQUIPMENT, NET
Property and Equipment, Net consists of the following at the dates presented (in thousands):

	December 31,
	2023	2022
Internal-use software and website development costs	$58,423	$49,818
Operating lease right-of-use assets	22,655	27,051
Computer equipment	10,466	13,444
Office equipment and furniture	2,936	2,810
Leasehold improvements	6,827	7,157
Assets not yet placed in service	9,953	5,877
Property and equipment	111,260	106,157
Less: Accumulated depreciation and amortization	(70,371)	(67,343)
Total Property and Equipment, Net	$40,889	$38,814

Depreciation and amortization expense for Property and Equipment for the years ended December 31, 2023, 2022 and 2021 was $10.9 million, $10.8 million and $9.7 million, respectively. Prosper capitalized internal-use software and website development costs in the amount of $14.9 million, $11.0 million and $9.8 million for the years ended December 31, 2023, 2022 and 2021, respectively. Additionally, disclosures around the operating lease right-of-use assets are included in Note 16.
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
Prosper Warehouse I Trust (“PWIT”) and Prosper Warehouse II Trust (“PWIIT”), consolidated VIEs, purchased Loans Held for Sale (collectively “Warehouse Loans”) from the Company through warehouse arrangements with national banking associations and asset managers. The PWIIT Warehouse Line was terminated on September 25, 2023. See Note 11 - Debt for more details. Prosper utilizes Warehouse Lines to finance Loans Held for Sale that may be subsequently contributed to securitization transactions or sold to investors. The fair value of the Loans Held for Sale is estimated using the same methodology used to value Borrower Loans.
As of December 31, 2023 and 2022, Borrower Loans, Loans Held for Sale and Notes were as follows (in thousands):

	Borrower Loans		Loans Held for Sale		Notes
	2023	2022	2023	2022	2023	2022
Aggregate principal balance outstanding	$577,029	$333,294	$170,925	$512,076	$345,341	$336,555
Fair value adjustments	(31,991)	(12,652)	(9,424)	(12,311)	(23,375)	(17,851)
Fair value	$545,038	$320,642	$161,501	$499,765	$321,966	$318,704
Borrower Loans
As of December 31, 2023, outstanding Borrower Loans had original terms to maturity of 24, 36, 48 or 60 months, had monthly payments with fixed interest rates ranging from 5.46% to 33.00% and had various original maturity dates through December 2028. At December 31, 2022, outstanding Borrower Loans had original terms to maturity of 24, 36, 48 or 60 months, had monthly payments with fixed interest rates ranging from 5.31% to 33.00% and had various original maturity dates through December 2027.
As of December 31, 2023, the Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $7.0 million and a fair value of $1.3 million. As of December 31, 2022, the Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $2.7 million and a fair value of $0.3 million. We place loans on non-accrual status when they are over 120 days past due. As of December 31, 2023 and 2022, Borrower Loans in non-accrual status had a fair value of $1.0 million and $0.3 million, respectively.
Loans Held for Sale
As of December 31, 2023, outstanding Loans Held for Sale had original terms to maturity of 24, 36, 48 or 60 months, had monthly payments with fixed interest rates ranging from 6.00% to 33.00% and had various original maturity dates through July 2028. At December 31, 2022, outstanding Loans Held for Sale had original terms to maturity of 24, 36, 48 or 60 months, had monthly payments with fixed interest rates ranging from 5.31% to 33% and had various original maturity dates through December 2027. The Company earned interest income earned on Loans Held for Sale of $53.7 million and $41.0 million for the years ending December 31, 2023 and 2022, respectively.
As of December 31, 2023, Loans Held for Sale that were 90 days or more delinquent, had an aggregate principal amount of $2.1 million and a fair value of $0.5 million. As of December 31, 2022, Loans Held for Sale that were 90 days or more delinquent, had an aggregate principal amount of $2.1 million and a fair value of $0.2 million. PMI places loans on non-accrual status when they are over 120 days past due. As of December 31, 2023 and December 31, 2022, Loans Held for Sale in non-accrual status had a fair value of $0.2 million and $0.2 million, respectively.

NOTE 5. CREDIT CARD
Prosper recognizes gains and losses on the Credit Card Derivative within Change in Fair Value of Financial Instruments on the accompanying Consolidated Statement of Operations. For the years ended December 31, 2023 and 2022 the Company recognized $26.1 million and $9.8 million, respectively of unrealized gains from fair value changes on the Credit Card Derivative. Changes from settled transactions underlying the Credit Card Derivative, including income from debt sales on charged off balances, were a loss of $0.6 million and a gain of $4.3 million for the years ended December 31, 2023 and 2022, respectively. These unrealized and settled gains and losses are included in Changes in Fair Value of Financial Instruments on the accompanying Consolidated Statements of Operations.
The Company records revenue from various fees generated from the Credit Card program, including interchange fees, annual fees and late fees, net of a portion of the interchange fees that must be remitted to Coastal. These fees are included in Transaction Fees, Net on the accompanying Consolidated Statement of Operations. For the years ended December 31, 2023 and 2022 these fees totaled $18.1 million and $7.0 million, respectively.
Under the program agreement, Prosper is responsible for servicing the entire underlying Credit Card portfolio. Coastal pays the Company a 1% per annum servicing fee on the daily outstanding balance of receivables designated as Coastal Allocations. To the extent these servicing fees do not exceed the market servicing rate a market participant would require to service the entire Credit Card portfolio, the Company records a servicing obligation liability and measures it at fair value through the servicing period. The net balance of this servicing obligation liability is included in Other Liabilities on the accompanying consolidated financial statements. Changes in the fair value of the servicing obligation liability are recorded in Servicing Fees, Net on the accompanying Consolidated Statement of Operations, and totaled $6.0 million and $3.7 million for the years ended December 31, 2023 and 2022, respectively.

NOTE 6. SERVICING ASSETS
Prosper accounts for Servicing Assets at their estimated fair values with changes in fair values recorded in Servicing Fees, Net on the accompanying Consolidated Statements of Operations. The initial asset or liability is recognized when Prosper sells Borrower Loans to unrelated third-party buyers through the Whole Loan Channel and the servicing rights are retained. The Servicing Assets are measured at fair value throughout the servicing period. The total gains and losses recognized on the sale of such Borrower Loans on the Consolidated Statement of Operations were a loss of $12.4 million, a loss of $1.0 million and a gain of $7.2 million for the years ended December 31, 2023, 2022 and 2021, respectively, and recorded in (Loss) Gain on Sale of Borrower Loans on the Consolidated Statements of Operations.
As of December 31, 2023, Borrower Loans that were sold, but for which Prosper retained servicing rights, had a total outstanding principal balance of $3.1 billion, original terms to maturity of 24, 36, 48 or 60 months, monthly payments with fixed interest rates ranging from 5.46% to 33.00%, and various original maturity dates through December 2028. As of December 31, 2022, Borrower Loans that were sold, but for which Prosper retained servicing rights, had a total outstanding principal balance of $3.2 billion, original terms to maturity of 24, 36, 48 or 60, monthly payments with fixed interest rates ranging from 5.31% to 33.00%, and various original maturity dates through December 2027.
Contractually-specified servicing fees and ancillary fees totaling $30.9 million, $28.9 million and $24.8 million are included on the Consolidated Statements of Operations in Servicing Fees, Net for the years ended December 31, 2023, 2022 and 2021, respectively.
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
PMIT 2023-1 is deemed a VIE, and the Company consolidates it as the primary beneficiary. Through Prosper’s role as the servicer, it has the power to direct the activities that most significantly affect the PMIT 2023-1 Transaction’s economic performance. Additionally, because the Company holds the residual certificates, it has a variable interest that could potentially be significant to PMIT 2023-1. In evaluating whether Prosper is the primary beneficiary, management considers both qualitative and quantitative factors regarding the nature, size and form of our involvement with PMIT 2023-1. Management assesses whether Prosper is the primary beneficiary of the VIE on an on-going basis. For PMIT 2023-1, the creditors have no recourse to the general credit of Prosper and the liabilities of the securitization trust can only be settled by PMIT 2023-1’s assets. Additionally, the assets of PMIT 2023-1 can be used only to settle obligations of PMIT 2023-1. Because Prosper consolidates the securitization trust, the Borrower Loans held in the securitization trust are included in “Borrower Loans, at Fair Value,” and the notes sold to third-party investors are presented in “Notes Issued by Securitization Trust” on the consolidated balance sheets. Because Prosper holds 100% of the residual certificates issued by PMIT 2023-1, they eliminate through consolidation and are thus not presented on the consolidated balance sheets.
The notes under PMIT 2023-1 were issued in five classes: Class A in the amount of $165.5 million, Class B in the amount of $25.4 million, Class C in the amount of $25.1 million, Class D in the amount of $22.3 million and Class E in the amount of $13.1 million (collectively, the “2023-1 Notes”). The Class A, Class B, Class C, Class D and Class E notes bear interest at fixed rates of 7.06%, 7.48%, 8.29%, 11.24% and 15.49%, respectively. Principal and interest payments began in October 2023 and are payable monthly. These notes are recorded at amortized cost, net of original issue discounts totaling approximately $0.8 million. These discounts, along with debt issuance costs incurred of $2.7 million, are deferred and amortized into interest expense over the contractual lives of the notes using the effective interest method. The notes held by third-party investors, along with unamortized original issue discounts and debt issuance costs, are aggregated and presented as “Notes Issued by Securitization Trust” on the consolidated balance sheet. As of December 31, 2023, the outstanding principal and accrued interest of these notes was $217.5 million, secured by an aggregate outstanding principal balance of $232.0 million of borrower loans included in Borrower Loans, at Fair Value on the Consolidated Balance Sheets, and approximately $12.6 million in cash collections held in collateral and reserve accounts included in Restricted Cash on the consolidated balance sheets.
NOTE 8. FAIR VALUE OF ASSETS AND LIABILITIES
For a description of the fair value hierarchy and Prosper’s fair value methodologies, see Note 2 - Summary of Significant Accounting Policies. Prosper did not transfer any assets or liabilities in or out of Level 3 during the year ended December 31, 2023 or 2022.
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
When utilizing market data and bid-ask spreads, Prosper uses the price within the bid-ask spread that best represents fair value. When quoted prices do not exist, Prosper uses prices obtained from independent third-party pricing services to measure the fair value of financial instruments. Prosper's primary independent pricing service provides prices based on observable trades and discounted cash flows that incorporate observable information, such as yields for similar types of securities (a benchmark interest rate plus observable spreads) and weighted-average maturity for the same or similar securities. The Company does not adjust the prices received from independent third-party pricing services unless such prices are inconsistent with the definition of fair value and result in a material difference in the recorded amounts.
The Convertible Preferred Stock Warrant Liability is valued using a Black-Scholes option pricing model. Refer to Note 13 for additional information.
The following tables present the fair value hierarchy for assets and liabilities measured at fair value (in thousands):

Balance at December 31, 2023	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Borrower Loans, at Fair Value	$—	$—	$545,038	$545,038
Loans Held for Sale, at Fair Value	—	—	161,501	161,501
SOFR rate swaption (Note 11)	—	90	—	90
Servicing Assets	—	—	12,249	12,249
Credit Card Derivative (Note 5)	—	—	36,848	36,848
Total Assets	$—	$90	$755,636	$755,726
Liabilities:
Notes, at Fair Value	$—	$—	$321,966	$321,966
Convertible Preferred Stock Warrant Liability	—	—	215,041	215,041
Loan Trailing Fee Liability (Note 10)	—	—	2,942	2,942
Credit Card servicing obligation liability (Note 5)	—	—	9,732	9,732
Total Liabilities	$—	$—	$549,681	$549,681

Balance at December 31, 2022	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Borrower Loans, at Fair Value	$—	$—	$320,642	$320,642
Loans Held for Sale, at Fair Value	—	—	499,765	499,765
LIBOR rate swaption	—	1,289	—	1,289
Servicing Assets	—	—	12,562	12,562
Credit Card Derivative (Note 5)	—	—	10,782	10,782
Total Assets	$—	$1,289	$843,751	$845,040
Liabilities:
Notes, at Fair Value	$—	$—	$318,704	$318,704
Convertible Preferred Stock Warrant Liability	—	—	166,346	166,346
Loan Trailing Fee Liability (Note 10)	—	—	3,290	3,290
Credit Card servicing obligation liability (Note 5)	—	—	3,720	3,720
Total Liabilities	$—	$—	$492,060	$492,060

As PMI’s Borrower Loans, Loans Held for Sale, Notes, Convertible Preferred Stock Warrant Liability, Servicing Assets and Liability, Credit Card Derivative and loan trailing fee liability do not trade in an active market with readily observable prices, the Company uses significant unobservable inputs to measure the fair value of these assets and liabilities. Financial instruments are categorized in the Level 3 valuation hierarchy based on the significance of unobservable factors in the overall fair value measurement. These fair value estimates may also include observable, actively quoted components derived from external sources. As a result, gains and losses for assets and liabilities within the Level 3 category may include changes in fair value that were attributable to both observable and unobservable inputs. Prosper did not transfer any assets or liabilities in or out of Level 3 for the year ended December 31, 2023 and 2022.

Significant Unobservable Inputs
The following tables present quantitative information about the ranges of significant unobservable inputs used for the Company’s Level 3 fair value measurements at December 31, 2023 and 2022:

	December 31,
	2023			2022
Borrower Loans, Loans Held for Sale, and Notes:
Discount rate	5.4%	—	8.1%	5.4%	—	13.2%
Default rate	3.2%	—	23.6%	1.8%	—	18.7%
At December 31, 2023 and 2022, the discounted cash flow methodology used to estimate the Note fair values used the same projected cash flows as the related Borrower Loans.

	December 31,
	2023			2022
Servicing Assets:
Discount rate	15.0%	—	25.0%	15.0%	—	25.0%
Default rate	2.8%	—	23.6%	2.0%	—	19.3%
Prepayment rate	6.1%	—	30.6%	14.2%	—	28.0%
Market servicing rate (1) (2)	0.633%	—	0.842%	0.648%	—	0.842%
 (1) Servicing assets associated with loans enrolled in a relief program offered by the Company as of December 31, 2023 were measured using a market servicing rate assumption of 84.2 basis points. This rate was estimated using a multiplier consistent with observable market rates for other loan types, applied to the base market servicing rate assumption.

(2) Excludes collection fees that would be passed on to a hypothetical third-party servicer. As of December 31, 2023 and 2022, the market rate for collection fees and non-sufficient fund fees was assumed to be 5 basis points and 6 basis points, respectively, for a weighted-average total market servicing rate of 68.3 basis points to 89.2 basis points and 70.8 basis points to 90.2 basis points, respectively.

	December 31,
	2023			2022
Loan Trailing Fee Liability:
Discount rate	15.0%	—	25.0%	15.0%	—	25.0%
Default rate	2.8%	—	23.6%	2.0%	—	19.3%
Prepayment rate	6.1%	—	30.6%	14.2%	—	28.0%

Ranges of inputs are not applied to the Credit Card Derivative and Credit Card servicing obligation liability, as they are valued at the portfolio level. Refer below for a summary of the significant unobservable inputs associated with those Level 3 fair value measurements.

Changes in Level 3 Fair Value Assets and Liabilities on a Recurring Basis
The following table presents additional information about Level 3 Borrower Loans, Loans Held for Sale and Notes measured at fair value on a recurring basis for the year ended December 31, 2023 and 2022 (in thousands):

	Assets		Liabilities
	Borrower Loans	Loans Held for Sale	Notes	Total
Fair Value at January 1, 2022	$267,626	$243,170	$(265,985)	$244,811
Purchase of Borrower Loans/Issuance of Notes	284,921	3,063,729	(285,115)	3,063,535
Principal repayments	(187,599)	(184,090)	202,308	(169,381)
Borrower Loans sold to third parties	(14,520)	(2,599,881)	—	(2,614,401)
Other changes	650	1,804	(742)	1,712
Change in fair value	(30,436)	(24,967)	30,830	(24,573)
Fair Value at December 31, 2022	$320,642	$499,765	(318,704)	501,703
Purchase of Borrower Loans/Issuance of Notes	232,306	1,921,129	(231,520)	1,921,915
Principal repayments	(217,485)	(214,880)	188,670	(243,695)
Borrower Loans sold to third parties	(4,595)	(1,743,287)	—	(1,747,882)
Other changes	2,906	(2,306)	(815)	(215)
Change in fair value	(48,387)	(39,269)	40,403	(47,253)
Transfer of Loans Held for Sale to Borrower Loans upon PMIT 2023-1 Transaction, at Fair Value	259,651	(259,651)	—	—
Fair Value at December 31, 2023	$545,038	$161,501	$(321,966)	$384,573

The following table presents additional information about the Level 3 Servicing Assets measured at fair value on a recurring basis for the year ended December 31, 2023 and 2022 (in thousands):

Servicing Assets
Fair Value at January 1, 2022	$8,761
Additions	12,957
Less: Change in fair value	(9,156)
Fair Value at December 31, 2022	$12,562
Additions	9,238
Less: Change in fair value	(9,551)
Fair Value at December 31, 2023	$12,249
The following table presents additional information about the Level 3 Credit Card Derivative measured at fair value on a recurring basis for the year ended December 31, 2023 and 2022 (in thousands):

Credit Card Derivative
Fair Value at January 1, 2022	$7
Change in fair value	9,784
Net gains from settled transactions	4,295
Less: Net payments made	(3,304)
Fair Value at December 31, 2022	$10,782
Change in fair value	26,066
Net losses from settled transactions	(561)
Less: Net payments made	561
Fair Value at December 31, 2023	$36,848

The following table presents additional information about the Level 3 Credit Card servicing obligation liability measured at fair value on a recurring basis for the year ended December 31, 2023 and 2022 (in thousands).

Credit Card Servicing Obligation Liability
Fair Value at January 1, 2022	$—
Change in fair value	3,720
Fair Value at December 31, 2022	$3,720
Change in fair value	6,012
Fair Value at December 31, 2023	$9,732
The following table presents additional information about the Level 3 Convertible Preferred Stock Warrant Liability measured at fair value on a recurring basis for the year ended December 31, 2023 and 2022 (in thousands):

Convertible Preferred Stock Warrant Liability
Fair Value at January 1, 2022	$250,941
Change in fair value	(84,595)
Fair Value at December 31, 2022	$166,346
Change in fair value	48,695
Fair Value at December 31, 2023	$215,041

Loan Trailing Fee
The fair value of the Loan Trailing Fee represents the present value of the expected monthly Loan Trailing Fee payments, which takes into consideration certain assumptions related to expected prepayment rates and default rates using a discounted cash flow model. The assumptions used are the same as those used for the valuation of Servicing Assets, as described below.
The following table presents additional information about Level 3 Loan Trailing Fee Liability measured at fair value on a recurring basis for the year ended December 31, 2023 and 2022 (in thousands):

Loan Trailing Fee Liability
Balance at January 1, 2022	$2,161
Issuances	3,070
Cash payment of Loan Trailing Fee	(2,245)
Change in fair value	304
Balance at December 31, 2022	$3,290
Issuances	2,011
Cash payment of Loan Trailing Fee	(2,791)
Change in fair value	432
Balance at December 31, 2023	$2,942
Significant Recurring Level 3 Fair Value Input Sensitivity
Key economic assumptions and the sensitivity of the fair value to immediate changes in those assumptions at December 31, 2023 and 2022 for Borrower Loans and Loans Held for Sale are presented in the following table (in thousands, except percentages).

Borrower Loans and Loans Held for Sale:	December 31, 2023	December 31, 2022
Fair value, using the following assumptions:	$706,539	$820,407
Weighted-average discount rate	6.88%	6.72%
Weighted-average default rate	12.44%	9.31%

Fair value resulting from:
100 basis point increase in discount rate	$699,770	$812,061
200 basis point increase in discount rate	$693,167	803,927
Fair value resulting from:
100 basis point decrease in discount rate	$713,481	$828,975
200 basis point decrease in discount rate	$720,601	837,773

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$696,510	$810,657
Applying a 1.2 multiplier to default rate	$686,586	800,989
Fair value resulting from:
Applying a 0.9 multiplier to default rate	$716,671	$830,238
Applying a 0.8 multiplier to default rate	$726,910	840,156
Key economic assumptions and the sensitivity of the fair value to immediate changes in those assumptions at December 31, 2023 and 2022 for Notes are presented in the following table (in thousands, except percentages).

Notes:	December 31, 2023	December 31, 2022
Fair value, using the following assumptions:	$321,966	$318,704
Weighted-average discount rate	6.55%	6.87%
Weighted-average default rate	14.21%	11.36%

Fair value resulting from:
100 basis point increase in discount rate	$318,877	$315,456
200 basis point increase in discount rate	$315,863	312,291
Fair value resulting from:
100 basis point decrease in discount rate	$325,134	$322,037
200 basis point decrease in discount rate	$328,384	325,461

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$317,359	$314,892
Applying a 1.2 multiplier to default rate	$312,800	311,112
Fair value resulting from:
Applying a 0.9 multiplier to default rate	$326,621	$322,547
Applying a 0.8 multiplier to default rate	$331,325	326,425

Key economic assumptions and the sensitivity of the fair value to immediate changes in those assumptions at December 31, 2023 and 2022 for Servicing Assets is presented in the following table (in thousands, except percentages).

Servicing Assets:	December 31, 2023	December 31, 2022
Fair value, using the following assumptions:	$12,249	$12,562
Weighted-average market servicing rate	0.65%	0.65%
Weighted-average prepayment rate	19.55%	18.47%
Weighted-average default rate	15.25%	13.38%

Fair value resulting from:
Market servicing rate increase of 0.025%	$11,475	$11,708
Market servicing rate decrease of 0.025%	$13,023	$13,415

Fair value resulting from:
Applying a 1.1 multiplier to prepayment rate	$11,969	$12,286
Applying a 0.9 multiplier to prepayment rate	$12,533	$12,842

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$11,998	$12,305
Applying a 0.9 multiplier to default rate	$12,503	$12,820
Key economic assumptions and the sensitivity of the fair value to immediate changes in those assumptions at December 31, 2023 and 2022 for the Credit Card Derivative is presented in the following table (in thousands, except percentages).

Credit Card Derivative:	December 31, 2023	December 31, 2022
Fair value, using the following assumptions:	$36,848	$10,782
Prosper Credit Card portfolio	$286,284	$113,917
Discount rate on Prosper Credit Card portfolio	23.19%	26.23%
Discount rate on Coastal Program Fee	7.41%	9.26%
Prepayment rate applied to Credit Card portfolio	8.14%	10.08%
Default rate applied to Credit Card portfolio	14.36%	13.34%

Fair value resulting from:
100 basis point increase in both discount rates	$36,452	$10,699
200 basis point increase in both discount rates	$36,065	$10,618
Fair value resulting from:
100 basis point decrease in both discount rates	$37,253	$10,866
200 basis point decrease in both discount rates	$37,668	$10,951

Fair value resulting from:
Applying a 1.1 multiplier to prepayment rate	$36,374	$10,625
Applying a 0.9 multiplier to prepayment rate	$37,328	$10,942

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$29,659	$8,001
Applying a 0.9 multiplier to default rate	$44,256	$13,641

Key economic assumptions and the sensitivity of the fair value to immediate changes in those assumptions at December 31, 2023 and 2022 for Credit Card servicing obligation liability is presented in the following table (in thousands, except percentages).

Credit Card servicing obligation liability:	December 31, 2023	December 31, 2022
Fair value, using the following assumptions:	9,732	3,720
Discount rate on Credit Card portfolio servicing obligation	7.41%	9.26%
Prepayment rate applied to Credit Card portfolio	8.14%	10.08%
Default rate applied to Credit Card portfolio	14.36%	13.34%
Market servicing rate	2.00%	2.00%

Fair value resulting from:
Market servicing rate increase of 0.10%	$10,253	$3,919
Market servicing rate decrease of 0.10%	$9,213	$3,521

Fair value resulting from:
Applying a 1.1 multiplier to prepayment rate	$9,609	$3,662
Applying a 0.9 multiplier to prepayment rate	$9,858	$3,779

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$9,487	$3,636
Applying a 0.9 multiplier to default rate	$9,984	$3,806

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
Assets and Liabilities Not Recorded at Fair Value
The following tables present the fair value hierarchy for assets and liabilities not recorded at fair value (in thousands):

Balance at December 31, 2023	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Assets:
Cash and Cash Equivalents	$34,970	$34,970	$—	$—	$34,970
Restricted Cash - Cash and Cash Equivalents	117,270	117,270	—	—	117,270
Restricted Cash - Certificates of Deposit	3,028	—	3,028	—	3,028
Accounts Receivable	7,523	—	7,523	—	7,523
Total Assets	$162,791	$152,240	$10,551	$—	$162,791
Liabilities:
Accounts Payable and Accrued Liabilities	$40,906	$—	$40,906	$—	$40,906
Payable to Investors	86,732	—	86,732	—	86,732
Notes Issued by Securitization Trust	214,798	—	208,005	—	208,005
Warehouse Lines	160,207	—	157,972	—	157,972
Term Loan (Note 11)	75,313	—	77,837	—	77,837
Total Liabilities	$577,956	$—	$571,452	$—	$571,452

Balance at December 31, 2022	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Assets:
Cash and Cash Equivalents	$83,446	$83,446	$—	$—	$83,446
Restricted Cash - Cash and Cash Equivalents	108,284	108,284	—	—	108,284
Restricted Cash - Certificates of Deposit	4,879	—	4,879	—	4,879
Accounts Receivable	3,462	—	3,462	—	3,462
Total Assets	$200,071	$191,730	$8,341	$—	$200,071
Liabilities:
Accounts Payable and Accrued Liabilities	$37,254	$—	$37,254	$—	$37,254
Payable to Investors	85,312	—	85,312	—	85,312
Warehouse Lines	446,762	—	444,329	—	444,329
Paycheck Protection Program loan (Note 11)	73,407	—	76,191	—	76,191
Total Liabilities	$642,735	$—	$643,086	$—	$643,086
The estimated fair values of Cash and Cash Equivalents, Restricted Cash, Accounts Receivable, Accounts Payable and Accrued Liabilities and Payable to Investors approximate their carrying values because of their short-term nature.

NOTE 9. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
Prosper’s goodwill balance of $36.4 million at December 31, 2023 did not change during the year ended December 31, 2023. The Company recorded no goodwill impairment for the years ended December 31, 2023, 2022 and 2021.
Other Intangible Assets, Net
The following table presents the detail of other Intangible Assets subject to amortization as of the following dates (dollars in thousands):

	December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Remaining Useful Life (In Years)
Developed technology	$3,060	$(3,060)	$—	—
User base and customer relationships	5,050	(4,965)	85	1.3
Brand name	60	(60)	—	—
Total Intangible Assets subject to amortization	$8,170	$(8,085)	$85

	December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Remaining Useful Life (In Years)
Developed technology	$3,060	$(3,060)	$—	—
User base and customer relationships	5,050	(4,858)	192	2.3
Brand name	60	(60)	—	—
Total Intangible Assets subject to amortization	$8,170	$(7,978)	$192

The Company recorded no additional intangibles for the years ended December 31, 2023 and 2022. For the years ended December 31, 2023, 2022 and 2021, the Company recorded no intangible asset impairment. Prosper’s intangible asset balance was $0.1 million and $0.2 million at December 31, 2023 and 2022, respectively. The user base and customer relationships intangible assets are being amortized on an accelerated basis over a three-to-ten year period.
Amortization expense for the years ended December 31, 2023, 2022 and 2021 was $0.1 million, $0.1 million and $0.2 million, respectively. Estimated amortization of purchased Intangible Assets for future periods is as follows (in thousands):

Amounts
Years Ending December 31,
2024	$85
Total Amortization Expenses	$85

NOTE 10. OTHER LIABILITIES
Other Liabilities consists of the following (in thousands):

	December 31,
	2023	2022
Operating lease liabilities (Note 16)	$14,431	$16,351
Deferred revenue	6,373	3,880
Credit Card servicing obligation liability (Note 5)	9,732	3,720
Loan trailing fee liability	2,942	3,290
Deferred income tax liability	721	658
Other	1,060	359
Total Other Liabilities	$35,259	$28,258

NOTE 11. DEBT
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
In addition, the Credit Agreement contains certain financial covenants with which the Company must remain in compliance as of the last business day of each month during the life of the Term Loan:
•a minimum tangible net worth
•a minimum net liquidity
•a maximum leverage ratio
•a minimum asset coverage ratio
The Company is in compliance with all covenants as of December 31, 2023, as well as applicable monthly periods for the year then ended.

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

Both Warehouse Agreements contain the same certain covenants including restrictions on each Warehouse VIE's ability to incur indebtedness, pledge assets, merge or consolidate and enter into certain affiliate transactions. Each Warehouse Agreement also requires Prosper to maintain a minimum tangible net worth of $25 million, minimum net liquidity of $15 million and a maximum leverage ratio of 5:1. Tangible net worth is defined as the sum of (i) (A) Convertible Preferred Stock, (B) total Stockholders’ Deficit and (C) Convertible Preferred Stock Warrant Liability, less the sum of (ii) (A) goodwill and (B) intangible assets. Net liquidity is defined as the sum of cash, cash equivalents and Available for Sale Investments. The leverage ratio is defined as the ratio of total consolidated indebtedness other than non-recourse securitization indebtedness, non-recourse or limited recourse warehouse indebtedness and borrower dependent notes, to tangible net worth. As of December 31, 2023, Prosper was in compliance with the covenants under each Warehouse Agreement.
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
On May 5, 2023, PMI further amended its PWIT Warehouse Line (“PWIT 2023 Extension”). The PWIT 2023 Extension increased the maximum borrowing amount from $200 million to $244 million, consisting of a $200 million Class A loan with the existing PWIT Warehouse Line national banking association and a $44 million Class B loan with an asset manager. Under the PWIT 2023 Extension, the total advance rate is 91.5% and proceeds of loans purchased through the PWIT Warehouse Line may be borrowed, repaid and reborrowed until the earlier of June 20, 2024 or the occurrence of any accelerated amortization event or event of default. Repayment on any outstanding proceeds will be made over a 12-month period ending June 20, 2025, excluding the occurrence of any accelerated amortization event or event of default.
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
As of December 31, 2023, Prosper had $160.2 million in debt and accrued interest outstanding under the PWIT Warehouse Line. This debt is secured by an aggregate outstanding principal balance of $169.5 million included in Loans Held for Sale, at Fair Value and $10.1 million of cash included in Restricted Cash on the Consolidated Balance Sheets. As of December 31, 2023 the undrawn amount under the PWIT Warehouse Line was $86.0 million. Prosper incurred $2.2 million of deferred debt issuance costs associated with the PWIT Warehouse Line, including $0.3 million from the amendment signed on

May 19, 2021, which are included in “Prepaids and Other Assets” and amortized to interest expense over the term of the revolving arrangement.

In the fourth quarter of 2023, a loan performance ratio under the Warehouse Agreement was exceeded which resulted in the PWIT Warehouse Line entering accelerated amortization. While in accelerated amortization, all loan collections are applied against the outstanding balance of the PWIT Warehouse Line, and the Company is unable to utilize the undrawn portion. In addition, there is a 1% per annum step-up fee on the outstanding balance. On January 22, 2024, the Company executed an amendment to the PWIT Warehouse Agreement, under which previous breaches of loan performance ratios were waived, the loan performance ratios were revised going forward, and the step-up fee was waived until June 30, 2024. Additionally, the advance rate under the PWIT Warehouse Line will gradually decrease by 1% on a monthly basis through June 2024, until it is reduced to 86.5%. The Company is in compliance with all covenants and revised loan performance ratios set by the amendment to the PWIT Warehouse Agreement as of the date of this report.
Prosper maintains a swaption to limit the Company's exposure to increases in SOFR on up to $185.0 million of borrowings under the PWIT Warehouse Line. The swaption is recorded on the consolidated balance sheet at fair value in Prepaids and Other Assets. Any changes in the fair value are recorded in the Change in Fair Value of Financial Instruments on the Consolidated Statement of Operations. The fair value of the swaption was $0.1 million and $1.3 million as of December 31, 2023 and 2022, respectively. The change in fair value of the swaption was a loss of $1.2 million and a gain of $0.8 million for the years ended December 31, 2023 and 2022, respectively.
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
NOTE 12. NET INCOME (LOSS) PER SHARE
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
All participating securities are excluded from basic weighted-average common shares outstanding. Prior to any conversion to common shares, each series of Prosper’s Convertible Preferred Stock is entitled to participate on an if-converted basis in distributions of earnings, when and if declared by the board of directors, that are made to common stockholders and consequently, these shares were considered participating securities. During the year ended December 31, 2023, 2022 and 2021, certain shares issued as a result of the early exercise of stock options which are subject to a repurchase right by PMI were entitled to receive non-forfeitable dividends during the vesting period and consequently, are considered participating securities.
Basic and diluted net income (loss) per share were calculated as follows for the periods presented (in thousands, except share and per share amounts):

	December 31,
	2023	2022	2021
Numerator:
Net (Loss) Income	$(106,462)	$70,582	$(138,341)
Less: Net Income Allocated to Participating Securities	—	(47,350)	—
Net (Loss) Income Attributable to Common Stockholders	$(106,462)	$23,232	$(138,341)
Denominator:
Weighted average shares used in computing basic and diluted Net (Loss) Income Per Share	76,092,569	73,291,714	70,767,275
Effect of dilutive securities:
Stock options	—	61,466,722	—
Warrants	—	570,313	—
Convertible preferred stock warrants	—	213,264,845	—
Weighted average shares used in computing diluted Net (Loss) Income Per Share	76,092,569	348,593,594	70,767,275
Net (Loss) Income Per Share – Basic	$(1.40)	$0.32	$(1.95)
Net (Loss) Income Per Share – Diluted	$(1.40)	$0.07	$(1.95)

The following common stock equivalents were excluded from the computation of diluted net income (loss) per share for the periods presented because including them would have been anti-dilutive (number of shares):

	December 31,
	2023	2022	2021
Excluded Securities:
Convertible Preferred Stock issued and outstanding	158,365,655	158,365,655	158,365,655
Stock options issued and outstanding	80,863,096	17,703,550	72,756,708
Warrants issued and outstanding	1,080,349	510,036	1,080,349
Series E-1 Convertible Preferred Stock warrants	35,544,141	—	35,544,141
Series F Convertible Preferred Stock warrants	177,720,704	—	177,720,704
Total Excluded Securities	453,573,945	176,579,241	445,467,557

NOTE 13. CONVERTIBLE PREFERRED STOCK, CONVERTIBLE PREFERRED STOCK WARRANT LIABILITY AND COMMON STOCK
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
On July 21, 2020, PGT entered into a Stock Transfer Agreement with a PMI investor to purchase 34,670,420 shares of Series A Convertible Preferred Stock and 16,577,495 shares of Series B Convertible Preferred Stock for nominal consideration. Upon execution of the Stock Transfer Agreement, these shares were purchased by a consolidated VIE of the Company, and thus the difference between the fair value of the repurchased stock and the purchase price is included in Convertible Preferred Stock Held by Consolidated VIE on PMI’s accompanying consolidated balance sheet as of December 31, 2023. These shares remain outstanding for legal purposes and retain their voting rights, but are excluded from the earnings per share calculation.

The number of authorized, issued and outstanding shares, their par value and liquidation preference for each series of Convertible Preferred Stock as of December 31, 2023 are disclosed in the table below (amounts in thousands, except share and par value amounts):

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

Convertible Preferred Stock Warrant Liability
Series E-1 Warrants
In connection with the Settlement and Release Agreement dated November 17, 2016 among PMI, its wholly owned subsidiary PFL and Colchis, on December 16, 2016, PMI issued the First Series E-1 Warrant. The Second Series E-1 Warrant for an additional 15,277,006 shares of Series E-1 Convertible Preferred Stock was granted on the signing of the Consortium Purchase Agreement on February 27, 2017. The warrants expire ten years from the date of issuance. Prosper recognized $7.8 million of expense and $13.5 million of income from the re-measurement of the fair value of the warrants for the years ended December 31, 2023 and 2022, respectively. The income or expense resulted from remeasurement of the fair value of the warrants is recorded in Change in Fair Value of Convertible Preferred Stock Warrants on the Consolidated Statements of Operations.
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
The Company determined the fair value of the outstanding Series E-1 preferred stock warrants utilizing the following assumptions as of December 31, 2023 and 2022:

	December 31,
	2023	2022
Volatility	66.0%	72.0%
Risk-free interest rate	4.10%	4.30%
Expected term (in years)	2.75	2.75
Dividend yield	—%	—%
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
Risk-Free Interest Rate: The risk-free interest rate is based on the U.S. Treasury yield in effect as of December 31, 2023, and for zero coupon U.S. Treasury notes with maturities approximately equal to the term of the warrant.
Expected Term: The expected term is the period of time for which the warrants are expected to be outstanding.
Dividend Yield: The expected dividend assumption is based on the Company’s current expectations about the Company’s anticipated dividend policy.
Series F Warrants
In connection with the Consortium Purchase Agreement on February 27, 2017, PMI issued warrants to purchase up to 177,720,706 shares of PMI's Series F Convertible Preferred Stock at $0.01 per share. The warrants expire ten years from the date of issuance. Prosper recognized $40.9 million of expense and $71.1 million of income from the re-measurement of the fair value of the warrants for the years ended December 31, 2023 and 2022, respectively. The income or expense resulting from changes in the fair value of the warrant is recorded through Change in Fair Value of Convertible Preferred Stock Warrants on the Consolidated Statements of Operations.
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

The Company determined the fair value of the outstanding Series F Warrants utilizing the following assumptions as of December 31, 2023 and 2022:

	December 31,
	2023	2022
Volatility	66.00%	72.0%
Risk-free interest rate	4.10%	4.30%
Expected term (in years)	2.75	2.75
Dividend yield	—%	—%
The above assumptions were determined using the same criteria described above for the Series E-1 Warrants.
The combined activity of the Convertible Preferred Stock Warrant Liability for the years ended December 31, 2023 and 2022 are presented in Note 8, Fair Value of Assets and Liabilities. Starting with the Series E and F Warrant valuations prepared as of September 30, 2023, due to a change in methodology, the Company removed the discount for lack of marketability that was previously applied to the Black-Scholes option pricing valuation. This change in accounting estimate resulted in an increase to the Convertible Preferred Stock Warrant Liability and the Change in Fair Value of Convertible Preferred Stock Warrants of approximately $39.7 million as of December 31, 2023 and for the year then ended.
Common Stock
PMI, through its Amended and Restated Certificate of Incorporation, is the sole issuer of Common Stock and related options, RSUs and warrants. On February 16, 2016, PMI amended and restated its Certificate of Incorporation to, among other things, effect a 5-for-1 forward stock split. On September 20, 2017, PMI further amended its Amended and Restated Certificate of Incorporation to increase the number of shares of Common Stock authorized for issuance. The total number of shares of stock which PMI has the authority to issue is 1,069,760,848, consisting of 625,000,000 shares of Common Stock, $0.01 par value per share, and 444,760,848 shares of preferred stock, $0.01 par value per share. As described above, the Company repurchased 2,196,665 shares of Common Stock on December 23, 2019. As of December 31, 2023, 77,861,329 shares of Common Stock were issued and 76,925,394 shares of Common Stock were outstanding. As of December 31, 2022, 75,223,850 shares of Common Stock were issued and 74,287,915 shares of Common Stock were outstanding. Each holder of common stock is entitled to one vote for each share of common stock held.
Common Stock Issued upon Exercise of Stock Options
During the year ended December 31, 2023 and 2022, PMI issued 2,637,479 and 2,133,921 shares of Common Stock, respectively, upon the exercise of vested options for cash proceeds of $117 thousand and $54 thousand, respectively.
NOTE 14. STOCK-BASED COMPENSATION
PMI grants equity awards primarily through its Amended and Restated 2005 Stock Option Plan (the “2005 Plan”), which was approved as amended and restated by its stockholders on December 1, 2010; and its 2015 Equity Incentive Plan, which was approved by its stockholders on April 7, 2015 and subsequently amended by an Amendment No. 1, Amendment No. 2 and Amendment No. 3, which were approved by PMI's stockholders effective as of February 15, 2016, May 31, 2016, and September 5, 2018 respectively (as amended, the “2015 Plan”). In March 2015, the 2005 Plan expired, except that any awards granted under the 2005 Plan prior to its expiration remain in effect pursuant to their terms. As of December 31, 2023, under the 2005 Plan and 2015 Plan, options to purchase up to 92,084,513 shares of PMI's Common Stock are reserved and may be granted to employees, directors, and consultants by PMI’s Board of Directors and stockholders to promote the success of Prosper’s business. Options generally vest 25% one year from the vesting commencement date and 1/48th per month thereafter or vest 50% two years from the vesting commencement date and 1/48 per month thereafter or vest 1/36th per month from the vesting commencement date. In no event are options exercisable more than ten years after the date of grant.
Stock Option Activity
Stock option activity under the 2005 Plan and 2015 Plan is summarized for the year ended December 31, 2023 below:

	Options Issued and Outstanding	Weighted- Average Exercise Price	Weighted-Average Contractual Term (in years)	Aggregate intrinsic value[1] (in thousands)
Balance as of January 1, 2023	77,727,763	$0.13	6.22	$19,450
Options granted	11,086,530	$0.34
Options exercised	(2,637,479)	$0.04
Options forfeited	(4,024,418)	$0.35
Option expirations	(39,125)	$0.02
Balance as of December 31, 2023	82,113,271	$0.15	5.70	$22,107
Options vested and expected to vest as of December 31, 2023	77,171,342	$0.15	5.70	$21,659
Options vested and exercisable at December 31, 2023	60,741,572	$0.08	4.65	$20,168

1. Aggregate intrinsic value represents the excess of the fair value of our Common Stock as of December 31, 2023 over the exercise price of the outstanding in-the-money options.

Additional information pertaining to PMI's Common Stock option activities is as follows:

	Year ended December 31,
	2023	2022	2021
Weighted-average grant date fair value of options granted (per share)	$0.21	$0.37	$0.13
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

The fair value of PMI’s stock option awards granted during the years ended December 31, 2023, 2022 and 2021 was estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

	December 31,
	2023	2022	2021
Volatility of common stock	66.63%	67.19%	64.22%
Risk-free interest rate	3.55%	2.95%	1.02%
Expected life	6.0 years	6.0 years	6.0 years
Dividend yield	—%	—%	—%

PMI did not grant any performance-based options in 2023, 2022, or 2021.
Restricted Stock Unit Activity
For the years ended December 31, 2023, 2022 and 2021, PMI did not grant any RSUs.
The following table summarizes the number of PMI’s RSU activity for the year ended December 31, 2023:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2023	2,602,383	$1.04
Forfeited	(27,750)	$2.18
Expired	—	$—
Unvested at December 31, 2023	2,574,633	$1.03
Stock-Based Compensation
The following table presents the amount of stock-based compensation related to stock-based awards granted to employees recognized in the Company’s Consolidated Statements of Operations for the periods presented (in thousands):

	Years Ended December 31,
	2023	2022	2021
Origination and Servicing	$83	$134	$123
Sales and Marketing	304	118	62
General and Administrative	1,188	1,074	951
Total Stock-Based Compensation	$1,575	$1,326	$1,136
For the years ended December 31, 2023, 2022 and 2021, Prosper capitalized $230 thousand, $200 thousand and $137 thousand, respectively, of stock-based compensation as internal use software and website development costs. As of December 31, 2023, the unamortized stock-based compensation expense adjusted for forfeiture estimates related to Prosper's employees’ unvested stock-based awards was approximately $2.7 million, which will be recognized over a remaining weighted-average vesting period of approximately 2.5 years.

NOTE 15. INCOME TAXES
The components of the Company’s Income Tax Expense are as follows for the periods presented (in thousands):

	Years Ended December 31,
	2023	2022	2021
Current:
Federal	$—	$—	$—
State	15	197	—
Foreign	—	—	—
Total Current Income Tax Expense	15	197	—
Deferred:
Federal	47	47	47
State	16	51	24
Foreign	—	—	—
Total Deferred Income Tax Expense	63	98	71
Total Income Tax Expense	$78	$295	$71

Income Tax Expense differed from the amount computed by applying the U.S. federal income tax rate of 21% to pretax income (loss) as a result of the following for the periods presented:

	Years Ended December 31,
	2023	2022	2021
Federal tax at statutory rate	21%	21%	21%
State tax at statutory rate (net of federal benefit)	8%	6%	8%
Incentive stock options	(1)%	1%	(5)%
Preferred Stock Warrants	(12)%	(36)%	(29)%
Change in valuation allowance	(18)%	15%	6%
Return-to-provision	(1)%	(2)%	—%
State tax rate changes	2%	(5)%	—%
Other	1%	—%	(1)%
Income Tax Expense	—%	—%	—%

Temporary items that give rise to significant portions of deferred tax assets and liabilities are as follows for the periods presented (in thousands):

	December 31,
	2023	2022
Net operating loss carry forwards	$103,119	$85,330
Research and other credits	3,589	3438
Stock compensation	3,816	4,025
Accrued liabilities	4,520	5,159
Net servicing rights	35	—
Lease liabilities	4,181	4,798
Property and equipment	2,029	1,214
Section 174 R&D capitalization	9,919	11,204
Total deferred tax assets	131,208	115,168
Net servicing rights	—	(2,040)
Intangible assets	(2,468)	(2,129)
Right-of-use assets	(3,137)	(4,147)
Total deferred tax liabilities	(5,605)	(8,316)
Total net deferred tax asset	125,603	106,852
Less: Valuation allowance	(126,324)	(107,512)
Net deferred tax liability	$(721)	$(660)

Under ASC 740, Accounting for Income Taxes, a valuation allowance must be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The amount of valuation allowance is based upon management’s best estimate of Prosper’s ability to realize the net deferred tax assets. A valuation allowance can subsequently be reduced when management believes that the assets are realizable on a more-likely-than-not basis. As of December 31, 2023, the Company continues to record a valuation allowance against its net deferred tax asset. The valuation allowance as of December 31, 2023, increased by $18.8 million to $126.3 million from the prior year.
The Internal Revenue Code imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of an “ownership change” of a corporation. Accordingly, Prosper’s ability to utilize net operating losses and credit carryforwards may be limited in the future as the result of such an “ownership change.”
Prosper files federal and various state income tax returns, and has net operating loss carryforwards available to reduce future taxable income, if any, for both federal and state income tax purposes of approximately $362.6 million and $449.9 million, respectively, as of December 31, 2023, before any potential limitations for “ownership changes.” The state net operating loss carryforwards are primarily related to California. The federal and state net operating loss carryforwards will begin to expire in 2027 and 2024, respectively. All net operating loss carryforwards are subject to a full valuation allowance. Prosper has federal and California research and development tax credits of approximately $2.8 million and $2.8 million, respectively. The federal research credits will begin to expire in 2034 and the California research credits have no expiration date.
The following table summarizes Prosper’s activity related to its unrecognized tax benefits (in thousands):

Balance at December 31, 2020	$112
Change related to 2021 tax year position	—
Balance at December 31, 2021	$112
Increase related to 2022 tax year position	1,179
Balance at December 31, 2022	$1,291
Change related to prior year tax position	—
Balance at December 31, 2023	$1,291
None of the unrecognized tax benefits would affect Prosper’s effective tax rate if these amounts are recognized due to the full valuation allowance.

Prosper’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of Income Tax Expense. As of December 31, 2023, Prosper has not incurred significant interest or penalties.
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
NOTE 16. LEASES
Prosper has operating leases for corporate offices and datacenters. These leases have remaining lease terms of less than three years to approximately five years. Some of the lease agreements include options to extend the lease term for up to an additional five years. Rental expense under operating lease arrangements was $4.3 million, $4.7 million and $4.5 million for the years ended December 31, 2023, 2022 and 2021, respectively. Additionally, Prosper subleases certain leased office space to third parties when it determines there is excess leased capacity. Sublease revenue from operating lease arrangements was $0.4 million, $0.7 million and $0.3 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Operating Lease Right-of-Use Assets
The following table summarizes the operating lease ROU assets as of December 31, 2023, which are included in Property and Equipment, Net on the Consolidated Balance Sheets.

	December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
ROU assets - office buildings	$22,655	$11,825	$10,830
The Company identified certain impairment triggers related to its ROU assets in 2023, primarily due to the vacancy of a portion of the Company’s leased office space and the time expected to find a new subtenant. As a result of impairment testing performed on these ROU assets, the Company recorded an impairment charge of $196 thousand for the year ended December 31, 2023. No impairment charge was identified for the years ended 2022 and 2021.
In May 2022, the Company entered into an amendment to its San Francisco office lease, the most prominent impact of which was to extend the lease term for the Company’s primary space in that office for an additional period through May 2028. As a result of this lease modification, the Company recorded additional ROU operating lease assets and liabilities of $9.9 million.
Lease Liabilities
Future maturities of operating lease liabilities as of December 31, 2023 were as follows (in thousands). The present value of the future minimum lease payments represents the Company’s operating lease liabilities as of December 31, 2023 and are included in “Other Liabilities” on the consolidated balance sheets.

December 31, 2023
2024	$4,497
2025	4,517
2026	4,432
2027	3,311
2028	1,411
Thereafter	—
Total future minimum lease payments	18,168
Less: Imputed interest	(3,737)
Present value of future minimum lease payments	$14,431

Because the rate implicit in each lease is not readily determinable, we use our incremental borrowing rate to determine the present value of the lease payments. Supplemental cash flow information related to the Company’s operating leases is as follows (dollars in thousands):

	Years Ended December 31,
	2023	2022	2021
Non-cash operating activity:
ROU assets obtained or adjusted in exchange for new, amended and modified operating lease liabilities	$(697)	$9,980	$1,773
The weighted-average remaining lease term and discount rate used in the calculation of the Company’s operating lease assets and liabilities are as follows (dollars in thousands):

December 31, 2023
Weighted-average remaining lease term	4.01 years
Weighted-average discount rate	11.27%

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
Operating Commitments
PMI, along with PFL, and WebBank has entered into: (i) an Asset Sale Agreement, dated July 1, 2016, between PFL and WebBank, as most recently amended by a Seventh Amendment dated February 28, 2024 (as amended, the “Sale Agreement”); (ii) the Marketing Agreement, dated July 1, 2016, between PMI and WebBank, as most recently amended by a Seventh Amendment dated February 28, 2024 (as amended, the “Marketing Agreement”); and (iii) the Stand By Purchase Agreement, dated July 1, 2016, between PMI and WebBank, as most recently amended by a Fourth Amendment dated February 28, 2024 (as amended, the “Purchase Agreement” and, collectively with the Sale Agreement and the Marketing Agreement, the “Origination and Sale Agreements”). Under the Origination and Sale Agreements, all Borrower Loans originated through the marketplace are made by WebBank under its bank charter.
The Origination and Sale Agreements contain terms through February 1, 2027. Prosper is required, under the Origination and Sale Agreements, to maintain certain collateral requirements. In addition, pursuant to the Marketing Agreement, the marketing fee that Prosper receives in connection with the origination of each loan is partially reduced by an amount (the “Designated Amount”) calculated as a percentage of the principal amount of such loan based on the aggregate principal amount of loans originated for the applicable month. To the extent the aggregate Designated Amount for all loans originated during any month is less than $100,000 through February 1, 2025, Prosper is required to pay WebBank an amount equal to such deficiency. Accordingly, the minimum fee is $1.2 million for 2024, and $0.1 million in 2025. On February 28, 2024, the Origination and Sale Agreements were amended to, among other things, extend the terms through February 1, 2027.
Additionally, under the Origination and Sale Agreements, Prosper is required to maintain minimum net liquidity of $15.0 million at all times during the term of the agreement. Net liquidity is defined as the sum of Cash, Cash Equivalents and Available for Sale Investments. Violation of this covenant can result in termination of the contract with WebBank. At December 31, 2023, Prosper was in compliance with the covenant.

Transaction Fee Refunds
Prosper assumes WebBank’s liability under Utah law to refund the pro-rated amount of any transaction fees collected in excess of 5%, in the event the underlying borrower prepays the loan before full maturity. As of December 31, 2023, the Company has accrued $1.6 million related to anticipated future refunds under this obligation.
Loan Purchase Commitments
Prosper entered into an agreement with WebBank to purchase $17.7 million of Borrower Loans that WebBank originated during the last two business days of the year ended December 31, 2023. Prosper will purchase these Borrower Loans within the first two business days of the year ending December 31, 2023.
Repurchase Obligation
Under the terms of the loan purchase agreements between Prosper and investors that participate in the Whole Loan Channel, Prosper may, in certain circumstances, become obligated to repurchase a Borrower Loan from an investor. Generally, these circumstances include the occurrence of verifiable identity theft, the failure to properly follow personal loan listing or bidding protocols or a violation of the applicable federal, state or local lending laws. Prosper recognizes a liability at fair value for the repurchase obligation when the Borrower Loans are sold. The fair value of the repurchase obligation is estimated based on historical experience. Repurchased Borrower Loans associated with violations of federal, state or local lending laws or verifiable identity theft are written off at the time of repurchase. The maximum potential amount of future payments associated with this obligation is the outstanding balances of the Borrower Loans issued to third parties through the Whole Loan Channel, which at December 31, 2023 is $3.1 billion. Prosper has accrued $0.5 million and $0.3 million as of December 31, 2023 and 2022, respectively, in regard to this obligation.
Under the terms of the indenture and investor registration agreement, Prosper may, in certain circumstances, become obligated to either repurchase a Note or indemnify the investor for any losses resulting from nonpayment of a Note purchased in the Retail Channel. The decision to repurchase or indemnify is in Prosper’s sole discretion. These circumstances include, but are not limited to, the occurrence of verifiable identity theft, a technical error in the automated bidding tools which results in the purchase of a Note that does not match the investor’s investment criteria, or situations in which a personal loan listing includes a Prosper Rating that is different from the Prosper Rating that should have appeared in the listing for the corresponding Borrower Loan because either PFL inaccurately input data into, or inaccurately applied, the formula for determining the Prosper Rating and, as a result, the interest of the investor is materially and adversely affected. During the year ended December 31, 2023 the Company repurchased $0.3 million of Notes under these circumstances, and has agreed to indemnify additional Notes with an unpaid principal balance of $0.8 million as of December 31, 2023.
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
West Virginia Matter
In February 2020, Prosper received a proposed Assurance of Discontinuance (an “AOD”) from the Attorney General of the State of West Virginia (the “WV Attorney General”) requesting that, without in any way admitting that any of its prior practices were in violation of the West Virginia Consumer Credit and Protection Act (the “Consumer Act”), Prosper agree to certain terms and conditions regarding its past and potential future conduct of its business with respect to customers in West Virginia, including a release by the WV Attorney General of any claims it may have related to the matters identified in the AOD.
We cannot predict the outcome of the matter and any potential fines or penalties, if any, that may arise from the matter. Further, we are unable to estimate a range of outcomes and as a result no accrual has been made.
No loans have been originated through the Prosper platform to West Virginians since June 2016 and the final loan originated through the Prosper platform to a borrower in West Virginia was repaid in October 2021.

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
Prosper’s executive officers, directors who are not executive officers, and certain affiliates participate in its marketplace by placing bids and purchasing Notes. The aggregate amount of the Notes purchased and the income earned by parties deemed to be affiliates and related parties of Prosper for the year ended December 31, 2023 and 2022, as well as the Notes outstanding as of December 31, 2023 and 2022 are summarized below (in thousands):

	Aggregate Amount of Notes Purchased for the Year Ended December 31,		Interest Earned on Notes for the Year Ended December 31,
	2023	2022	2023	2022
Executive officers and management	$47	$37	$9	$7
Directors (excluding executive officers and management)	—	—	1	1
Total	$47	$37	$10	$8

	Notes Balance as of
	December 31, 2023	December 31, 2022
Executive officers and management	$64	$52
Directors (excluding executive officers and management)	1	6
Total	$65	$58

NOTE 19. POSTRETIREMENT BENEFIT PLANS
Prosper has a 401(k) plan that covers all employees meeting certain eligibility requirements. The 401(k) plan is designed to provide tax-deferred retirement benefits in accordance with the provisions of Section 401(k) of the Internal Revenue Code. Eligible employees may defer up to 90% of eligible compensation up to the annual maximum as determined by the Internal Revenue Service. Prosper’s contributions to the plan are discretionary. During the years ended December 31, 2023, 2022 and 2021, Prosper contributed $3.0 million, $2.7 million and $2.0 million, respectively, to the 401(k) plan. On January 1, 2024, PMI temporarily suspended its discretionary matching contributions, which may be reinstated in the future upon the Company meeting certain business objectives.
NOTE 20. SIGNIFICANT CONCENTRATIONS
Prosper is dependent on third party funding sources such as banks, asset managers, investment funds and Warehouse Lines to provide the funds to allow WebBank to originate Borrower Loans that the third party funding sources will later purchase. Of all Borrower Loans originated in the year ended December 31, 2023, four individual third parties purchased 15.1%, 12.5%, 11.9% and 10.7% of all Borrower Loans originated, and the Company’s Warehouse VIEs purchased 8.4% of such loans. For the year ended December 31, 2022, two individual parties purchased 23.4% and 10.4% of all Borrower Loans originated, and the Company’s Warehouse VIEs purchased 13.9% of such loans. These purchases indicate that a significant portion of Prosper’s business is dependent on funding through the Whole Loan Channel, through which 89% and 92% of Borrower Loans were originated in the years ended December 31, 2023 and 2022, respectively.
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
NOTE 21. SEGMENTS
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

	Year Ended December 31, 2023
	Personal Loan	Home Equity	Credit Card	Total
Total Net Revenue	$100,921	$1,875	$34,904	$137,700
Impact of interest rates on fair value of loans held in consolidated trusts	2,629	—	—	2,629
Accelerated amortization of PWIIT debt issuance costs	1,880	—	—	1,880
Segment Adjusted Net Revenue	$105,430	$1,875	$34,904	$142,209

Segment Adjusted EBITDA	$(32,027)	$(2,483)	$3,882	$(30,628)
Depreciation expense:
Origination and Servicing				(8,774)
General and Administrative				(2,108)
Amortization of intangibles				(107)
Stock-based compensation				(1,575)
Impairment of operating lease right-of-use assets				(196)
Change in Fair Value of Convertible Preferred Stock Warrants				(48,695)
Impact of interest rates on fair value of loans held in consolidated trusts				(2,629)
Interest income on cash and cash equivalents				2,473
Interest Expense on Term Loan				(12,265)
Accelerated amortization of PWIIT debt issuance costs				(1,880)
Net Loss Before Income Taxes				$(106,384)

Interest Income (Expense) Included in Segment Adjusted EBITDA
Interest Income on Borrower Loans and Loans Held for Sale	$115,663	$—	$—	$115,663
Interest Expense on Financial Instruments	(91,983)	—	—	(91,983)
Total Interest Income, Net	$23,680	$—	$—	$23,680

	Year Ended December 31, 2022
	Personal Loan	Home Equity	Credit Card	Total
Total Net Revenue	$180,717	$2,821	$16,343	$199,881
Impact of interest rates on fair value of loans held in consolidated trusts	7,248	—	—	7,248
Segment Adjusted Net Revenue	$187,965	$2,821	$16,343	$207,129

Segment Adjusted EBITDA	$9,301	$(2,163)	$(8,946)	$(1,808)
Depreciation expense:
Origination and Servicing				(8,132)
General and Administrative				(2,656)
Amortization of intangibles				(136)
Stock-based compensation				(1,326)
Change in Fair Value of Convertible Preferred Stock Warrants				84,595
Gain on Forgiveness of PPP Loan				8,604
Impact of interest rates on fair value of loans held in consolidated trusts				(7,248)
Interest income on cash and cash equivalents				511
Interest Expense on Term Loan				(1,527)
Net Income Before Income Taxes				$70,877

Interest Income (Expense) Included in Segment Adjusted EBITDA
Interest Income on Borrower Loans and Loans Held for Sale	$86,350	$—	$—	$86,350
Interest Expense on Financial Instruments	(60,025)	—	—	(60,025)
Total Interest Income, Net	$26,325	$—	$—	$26,325

	Year Ended December 31, 2021
	Personal Loan	Home Equity	Credit Card	Total
Total Net Revenue	$143,670	$946	$10	$144,626
Impact of interest rates on fair value of loans held in consolidated trusts	3,084	—	—	3,084
Segment Adjusted Net Revenue	$146,754	$946	$10	$147,710

Segment Adjusted EBITDA	$22,303	$(2,556)	$(3,849)	$15,898
Depreciation expense:
Organization and Servicing				(7,167)
General and Administrative				(2,501)
Amortization of intangibles				(172)
Stock-based compensation				(1,136)
Change in Fair Value of Convertible Preferred Stock Warrants				(138,622)
Loss on Deconsolidation of VIEs				(1,494)
Impact of interest rates on fair value of loans held in consolidated trusts				(3,084)
Interest income on cash and cash equivalents				8
Net Loss Before Income Taxes				$(138,270)

Interest Income (Expense) Included in Segment Adjusted EBITDA
Interest Income on Borrower Loans and Loans Held for Sale	$83,107	$—	$—	$83,107
Interest Expense on Financial Instruments	(50,816)	—	—	(50,816)
Total Interest Income, Net	$32,291	$—	$—	$32,291
NOTE 22. SUBSEQUENT EVENTS
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Prosper Funding LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Prosper Funding LLC and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, member’s equity, and cash flows, for each of the three years ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Valuation of Level 3 Financial Instruments and Unobservable Inputs Therein

•Borrower Loans, at Fair Value – See Note 4. Borrow Loans and Notes, at Fair Value
•Servicing Assets – See Note 5. Servicing Assets

Critical Audit Matter Description

The Company measures financial instruments at fair value including borrower loans and servicing assets. As of December 31, 2023, borrower loans were $324.3 million and servicing assets were $13.8 million. The Company estimates the fair values using discounted cash flow valuation methodologies incorporating significant unobservable inputs and valuation assumptions that are reflective of management’s own estimates of assumptions that market participants would use in pricing the instruments and requires significant management judgement or estimate. Significant unobservable inputs used in the valuation methodology for the servicing assets include the market servicing rate. For all level 3 financial instruments, significant unobservable inputs used in valuation methodology include discount rates, default rates and prepayment rates.

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
March 22, 2024

We have served as the Company's auditor since 2014.

Prosper Funding LLC
Consolidated Balance Sheets
(amounts in thousands)

	December 31,
	2023	2022
Assets:
Cash and Cash Equivalents	$3,351	$6,285
Restricted Cash	93,688	91,564
Borrower Loans, at Fair Value	324,311	320,642
Property and Equipment, Net	11,641	10,004
Servicing Assets	13,818	14,860
Receivable from Related Party	1,598	—
Other Assets	176	84
Total Assets	$448,583	$443,439
Liabilities and Member's Equity:
Accounts Payable and Accrued Liabilities	$8,121	$4,576
Payable to Related Party	—	2,853
Payable to Investors	88,371	86,927
Notes, at Fair Value	321,966	318,704
Other Liabilities	3,410	3,608
Total Liabilities	421,868	416,668
Member's Equity:
Member's Equity	8,364	6,354
Retained Earnings	18,351	20,417
Total Member's Equity	26,715	26,771
Total Liabilities and Member's Equity	$448,583	$443,439
The accompanying notes are an integral part of these consolidated financial statements.

Prosper Funding LLC
Consolidated Statements of Operations
(amounts in thousands)

	Years Ended December 31,
	2023	2022	2021
Revenues:
Operating Revenues:
Administration Fee Revenue – Related Party	$44,211	$60,256	$34,017
Servicing Fees, Net	26,208	20,641	15,770
Loss (Gain) on Sale of Borrower Loans	(11,285)	1,678	8,450
Other Revenue	356	894	1,312
Total Operating Revenues	59,490	83,469	59,549
Interest Income (Expense):
Interest Income on Borrower Loans	52,188	45,289	36,952
Interest Expense on Notes	(48,572)	(42,165)	(34,514)
Total Interest Income, Net	3,616	3,124	2,438
Change in Fair Value of Financial Instruments, Net	118	394	770
Total Net Revenues	63,224	86,987	62,757
Expenses:
Administration Fee – Related Party	57,683	74,382	52,641
Servicing and Other, Net	7,607	9,082	6,906
Total Expenses	65,290	83,464	59,547
Net (Loss) Income	$(2,066)	$3,523	$3,210
The accompanying notes are an integral part of these consolidated financial statements.

Prosper Funding LLC
Consolidated Statements of Member’s Equity
(amounts in thousands)

	Member’s Equity	Retained Earnings	Total
Balance at December 31, 2020	$11,404	$13,684	$25,088
Distributions to Parent	—	—	—
Net Income	—	3,210	3,210
Balance at December 31, 2021	11,404	16,894	28,298
Contribution from Parent	650	—	650
Distributions to Parent	(5,700)	—	(5,700)
Net Income	—	3,523	3,523
Balance at December 31, 2022	6,354	20,417	26,771
Contribution of Borrower Loans from Parent (Note 4)	2,010	—	2,010
Net Loss	—	(2,066)	(2,066)
Balance at December 31, 2023	$8,364	$18,351	$26,715
The accompanying notes are an integral part of these consolidated financial statements.

Prosper Funding LLC
Consolidated Statements of Cash Flows
(amounts in thousands)

	Years Ended December 31,
	2023	2022	2021
Cash Flows from Operating Activities:
Net (Loss) Income	$(2,066)	$3,523	$3,210
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities:
Change in Fair Value of Financial Instruments, Net	(118)	(394)	(770)
Other Non-Cash Changes in Borrower Loans, Loans Held for Sale and Notes	98	92	26
Gain on Sale of Borrower Loans	(10,151)	(15,278)	(9,020)
Change in Fair Value of Servicing Rights	11,193	10,214	10,312
Depreciation and Amortization	6,268	5,525	4,878
Changes in Operating Assets and Liabilities:
Purchase of Loans Held for Sale, at Fair Value	(1,921,129)	(3,063,729)	(1,712,705)
Proceeds from Sales and Principal Payments of Loans Held for Sale, at Fair Value	1,921,129	3,063,729	1,712,705
Other Assets	(92)	233	(100)
Accounts Payable and Accrued Liabilities	3,545	2,758	(543)
Payable to Investors	1,444	(66,754)	27,415
Net Related Party Receivable/Payable	(6,259)	1,468	(2,544)
Other Liabilities	(198)	1,174	(179)
Net Cash Provided by (Used in) Operating Activities	3,664	(57,439)	32,685
Cash Flows from Investing Activities:
Purchase of Borrower Loans, at Fair Value	(232,306)	(284,921)	(231,998)
Proceeds from Sales and Principal Payments of Borrower Loans, at Fair Value	191,079	202,119	172,709
Purchases of Property and Equipment	(6,097)	(7,543)	(6,127)
Net Cash Used in Investing Activities	(47,324)	(90,345)	(65,416)
Cash Flows from Financing Activities:
Proceeds from Issuance of Notes, at Fair Value	231,520	285,115	231,933
Payments of Notes, at Fair Value	(188,670)	(202,308)	(172,250)
Cash Contribution from Parent	—	650	—
Cash Distributions to Parent	—	(5,700)	—
Net Cash Provided by Financing Activities	42,850	77,757	59,683
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(810)	(70,027)	26,952
Cash, Cash Equivalents and Restricted Cash at Beginning of the Period	97,849	167,876	140,924
Cash, Cash Equivalents and Restricted Cash at End of the Period	$97,039	$97,849	$167,876

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$47,758	$41,431	$34,682
Non-Cash Investing Activity- Accrual for Property and Equipment, Net	2,121	313	234
Non-Cash Financing Activity - Contribution of Borrower Loans by Parent (Note 4)	$2,010	$—	$—

Reconciliation to Amounts on Consolidated Balance Sheets:
Cash and Cash Equivalents	$3,351	$6,285	$10,765
Restricted Cash	93,688	91,564	157,111
Total Cash, Cash Equivalents and Restricted Cash	$97,039	$97,849	$167,876
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
All loans requested and obtained through the marketplace are unsecured obligations of individual borrowers with a fixed interest rate and original terms to maturity of 24, 36, 48 or 60 months as of December 31, 2023. All loans made through the marketplace are funded by WebBank, an FDIC-insured, Utah chartered industrial bank. After funding a loan, WebBank sells the loan to PFL, without recourse to WebBank, in exchange for the principal amount of the loan. WebBank does not have any obligation to purchasers of the Notes.
As of December 31, 2023, PFL’s marketplace was open to investors in 31 states and the District of Columbia. Additionally, as of December 31, 2023, PFL’s marketplace was open to borrowers in 48 states and the District of Columbia. Currently, the marketplace does not operate internationally.
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
PFL did not have any items of other comprehensive income (loss) during any of the periods presented in the consolidated financial statements as of and for the years ended December 31, 2023, 2022 and 2021.

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
Servicing Assets
PFL records Servicing Assets at their estimated fair values for servicing rights retained when PFL sells Borrower Loans to unrelated third-party buyers. The change in fair value of Servicing Assets is recognized in revenue as Servicing Fees, Net. The gain or loss on a loan sale is recorded in Loss (Gain) on Sale of Borrower Loans while the fair value of the servicing rights, which is based on the degree to which the contractual loan servicing fee is above or below an estimated market loan servicing rate, is recorded in Servicing Assets on the Consolidated Balance Sheets.
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
Servicing Fees
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
Loss (Gain) on Sale of Borrower Loans
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
NOTE 3. PROPERTY AND EQUIPMENT, NET
Property and Equipment consist of the following as of the dates presented (in thousands):

	December 31,
	2023	2022
Internal-use software and web site development costs	$43,619	$37,428
Less: Accumulated depreciation and amortization	(31,978)	(27,424)
Total Property and Equipment, Net	$11,641	$10,004

Depreciation and amortization expense for the years ended December 31, 2023, 2022, and 2021 was $6.3 million, $5.5 million and $4.9 million, respectively. Internal-use software and web site development additions of $7.9 million, $7.6 million and $5.9 million were purchased from PMI in the years ended December 31, 2023, 2022, and 2021, respectively.
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
The aggregate principal balances outstanding and fair values of Borrower Loans and Notes as of December 31, 2023 and 2022, are presented in the following table (in thousands):

	Borrower Loans		Notes
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Aggregate principal balance outstanding	$342,791	$333,294	$345,341	$336,555
Fair value adjustments	(18,480)	(12,652)	(23,375)	(17,851)
Fair value	$324,311	$320,642	$321,966	$318,704

As of December 31, 2023, outstanding Borrower Loans had original terms to maturity of 24, 36, 48 or 60 months, had monthly payments with fixed interest rates ranging from 5.46% to 33.00% and had various original maturity dates through December 2028. At December 31, 2022, Borrower Loans had original maturities of 24, 36, 48 or 60 months, had monthly payments with fixed interest rates ranging from 5.31% to 33.00% and had various original maturity dates through December 2027.
As of December 31, 2023, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $4.5 million and a fair value of $0.9 million. As of December 31, 2022, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $2.7 million and a fair value of $0.3 million. PFL places loans on non-accrual status when they are over 120 days past due. As of December 31, 2023 and 2022, Borrower Loans in non-accrual status had a fair value of $0.8 million and $0.3 million, respectively.
On September 25, 2023, Prosper completed the PMIT 2023-1 Transaction, a securitization of Borrower Loans originated through Prosper’s marketplace platform. PFL served as the sole sponsor for this securitization. Loans eligible for securitization that were funded through the PWIIT Warehouse Line were contributed to the PMIT 2023-1 Transaction. Loans that were not eligible for securitization, with an aggregate outstanding principal balance of $7.7 million and a fair value of $2.0 million, were contributed to PFL, and are included in “Borrower Loans, at Fair Value” on the accompanying consolidated balance sheet. The fair value of these Borrower Loans was recorded as a deemed Contribution of Borrower Loans from Parent on the consolidated Statements of Member’s Equity and as a non-cash financing activity on the consolidated Statement of Cash Flows.
NOTE 5. SERVICING ASSETS
PFL accounts for Servicing Assets at their estimated fair values with changes in fair values recorded in Servicing Fees, Net on the Consolidated Statements of Operations. The initial asset is recognized when PFL sells Borrower Loans to unrelated third-party buyers through the Whole Loan Channel and the servicing rights are retained. The total recognized gains and losses on the sale of such Borrower Loans were a $11.3 million loss, a $1.7 million gain and a $8.5 million gain for the years ended December 31, 2023, 2022, and 2021, respectively.
At December 31, 2023, Borrower Loans that were sold, but for which PFL retained servicing rights, had a total outstanding principal balance of $3.5 billion, original terms of 24, 36, 48 or 60 months, monthly payments with fixed interest rates ranging from 5.46% to 33.00% and various original maturity dates through December 2028. At December 31, 2022, Borrower Loans that were sold, but for which PFL retained servicing rights, had a total outstanding principal balance of $3.7 billion, original terms of 24, 36, 48 or 60 months, monthly payments with fixed interest rates ranging from 5.31% to 33.00% and various original maturity dates through December 2027.
Contractually-specified servicing fees and ancillary fees totaled $39.7 million, $33.8 million and $29.2 million for the years ended December 31, 2023, 2022, and 2021, respectively, and are included in Servicing Fees, Net on the Statement of Operations.
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
NOTE 6. INCOME TAXES
PFL incurred no income tax provision for the year ended December 31, 2023 and 2022. PFL is a U.S. disregarded entity and its income and loss are included in the income tax reporting of its parent, PMI. Since PMI is in a taxable loss position, is not currently subject to income taxes, and has fully reserved against its deferred tax asset, the net effective tax rate for PFL is 0%.
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
As of December 31, 2023 and 2022, the discounted cash flow methodology used to estimate the Notes fair values used the same projected cash flows as the related Borrower Loans. As demonstrated in the table below, the fair value adjustments for Borrower Loans were largely offset by the fair value adjustments of the Notes due to the borrower payment dependent design of the Notes and because the principal balances of the Borrower Loans approximated the principal balances of the Notes.
For a description of the fair value hierarchy and PFL’s fair value methodologies, see Note 2 - Summary of Significant Accounting Policies. PFL did not transfer any assets or liabilities in or out of Level 3 during the years ended December 31, 2023 and 2022.
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

The following tables present the fair value hierarchy for assets and liabilities measured at fair value (in thousands):

December 31, 2023	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Borrower Loans, at Fair Value	$—	$—	$324,311	$324,311
Servicing Assets	—	—	13,818	13,818
Total Assets	$—	$—	$338,129	$338,129
Liabilities:
Notes, at Fair Value	$—	$—	$321,966	$321,966
Loan Trailing Fee Liability*	—	—	2,942	2,942
Total Liabilities	$—	$—	$324,908	$324,908

December 31, 2022	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Borrower Loans, at Fair Value	$—	$—	$320,642	$320,642
Servicing Assets	—	—	14,860	14,860
Total Assets	$—	$—	$335,502	$335,502
Liabilities:
Notes, at Fair Value	$—	$—	$318,704	$318,704
Loan Trailing Fee Liability*	—	—	3,290	3,290
Total Liabilities	$—	$—	$321,994	$321,994
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

Significant Unobservable Inputs
The following tables present quantitative information about the significant unobservable inputs used for PFL’s Level 3 fair value measurements at the dates presented:

	Range
Borrower Loans and Notes:	December 31, 2023			December 31, 2022
Discount rate	5.5%	—	8.0%	5.6%	—	12.9%
Default rate	3.2%	—	23.6%	1.8%	—	18.2%

	Range
Servicing Assets:	December 31, 2023			December 31, 2022
Discount rate	15.0%	—	25.0%	15.0%	—	25.0%
Default rate	2.8%	—	23.6%	2.0%	—	19.3%
Prepayment rate	6.1%	—	30.6%	14.2%	—	28.0%
Market servicing rate (1) (2)	0.633%	—	0.842%	0.648%	—	0.842%
(1) Servicing assets associated with loans enrolled in a relief program offered by the Company as of December 31, 2023 and 2022 were measured using a market servicing rate assumption of 84.2 basis points. This rate was estimated using a multiplier consistent with observable market rates for other loan types, applied to the base market servicing rate assumption.

(2) Excludes collection fees that would be passed on to a hypothetical third-party servicer. As of December 31, 2023 and 2022, the market rate for collection fees and non-sufficient fund fees was assumed to be 5 basis points and 6 basis points, respectively, for a weighted-average total market servicing rate of 68.3 basis points to 89.2 basis points and 70.8 basis points to 90.2 basis points, respectively.

	Range
Loan Trailing Fee Liability:	December 31, 2023			December 31, 2022
Discount rate	15.0%	—	25.0%	15.0%	—	25.0%
Default rate	2.8%	—	23.6%	2.0%	—	19.3%
Prepayment rate	6.1%	—	30.6%	14.2%	—	28.0%
Changes in Level 3 Fair Value Assets and Liabilities on a Recurring Basis
The following table presents additional information about Level 3 Loans Held for Sale, Borrower Loans, and Notes measured at fair value on a recurring basis for the year ended December 31, 2023 and 2022 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets		Liabilities
	Borrower Loans	Loans Held for Sale	Notes	Total
Fair value at January 1, 2022	$267,626	$—	$(265,985)	$1,641
Originations	284,921	3,063,729	(285,115)	3,063,535
Principal repayments	(187,599)	—	202,308	14,709
Borrower Loans sold to third parties	(14,520)	(3,063,729)	—	(3,078,249)
Other changes	650	—	(742)	(92)
Change in fair value	(30,436)	—	30,830	394
Fair value at December 31, 2022	$320,642	$—	$(318,704)	$1,938
Originations	232,306	1,921,129	(231,520)	1,921,915
Borrower Loans contributed by Parent, at Fair Value	2,010	—	—	2,010
Principal repayments	(186,433)	—	188,670	2,237
Borrower Loans sold to third parties	(4,646)	(1,921,129)	—	(1,925,775)
Other changes	717	—	(815)	(98)
Change in fair value	(40,285)	—	40,403	118
Fair value at December 31, 2023	$324,311	$—	$(321,966)	$2,345

The following table presents additional information about Level 3 Servicing Assets recorded at fair value (in thousands):

Servicing Assets
Fair value at January 1, 2022	$9,796
Additions	15,277
Change in fair value	(10,213)
Fair value at December 31, 2022	$14,860
Additions	10,151
Change in fair value	(11,193)
Fair value at December 31, 2023	$13,818
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
The following tables present additional information about Level 3 Loan Trailing Fee Liability measured at fair value on a recurring basis (in thousands):

Loan Trailing Fee Liability
Fair Value at January 1, 2022	$2,161
Issuances	3,070
Cash payment of Loan Trailing Fee	(2,245)
Change in fair value	304
Fair Value at December 31, 2022	$3,290
Issuances	2,011
Cash payment of Loan Trailing Fee	(2,791)
Change in fair value	432
Fair Value at December 31, 2023	$2,942
Significant Recurring Level 3 Fair Value Asset and Liability Input Sensitivity
Key economic assumptions are used to compute the fair value of Borrower Loans and Notes. The sensitivity of the current fair value to immediate changes in assumptions at December 31, 2023 and 2022 for Borrower Loans are presented in the following table (in thousands, except percentages):

Borrower Loans:	December 31, 2023	December 31, 2022
Fair value, using the following assumptions:	$324,311	$320,642
Weighted-average discount rate	6.55%	6.87%
Weighted-average default rate	14.36%	11.36%

Fair value resulting from:
100 basis point increase in discount rate	$321,204	$317,380
200 basis point increase in discount rate	$318,174	$314,201
Fair value resulting from:
100 basis point decrease in discount rate	$327,498	$323,991
200 basis point decrease in discount rate	$330,766	$327,429

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$319,708	$316,832
Applying a 1.2 multiplier to default rate	$315,153	$313,053
Fair value resulting from:
Applying a 0.9 multiplier to default rate	$328,962	$324,484
Applying a 0.8 multiplier to default rate	$333,662	$328,361

Key economic assumptions are used to compute the fair value of Notes. The sensitivity of the fair value to immediate changes in assumptions at December 31, 2023 and 2022 for Notes funded through the Note Channel are presented in the following table (in thousands, except percentages):

Notes:	December 31, 2023	December 31, 2022
Fair value, using the following assumptions:	$321,966	$318,704
Weighted-average discount rate	6.55%	6.87%
Weighted-average default rate	14.21%	11.36%

Fair value resulting from:
100 basis point increase in discount rate	$318,877	$315,456
200 basis point increase in discount rate	$315,863	$312,291
Fair value resulting from:
100 basis point decrease in discount rate	$325,134	$322,037
200 basis point decrease in discount rate	$328,384	$325,461

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$317,359	$314,892
Applying a 1.2 multiplier to default rate	$312,800	$311,112
Fair value resulting from:
Applying a 0.9 multiplier to default rate	$326,621	$322,547
Applying a 0.8 multiplier to default rate	$331,325	$326,425

Key economic assumptions are used to compute the fair value of Servicing Assets. The sensitivity of the current fair value to immediate changes in assumptions at December 31, 2023 and 2022 for Servicing Assets are presented in the following table (in thousands, except percentages):

Servicing Assets:	December 31, 2023	December 31, 2022
Fair value, using the following assumptions:	$13,818	$14,860
Weighted-average market servicing rate	0.650%	0.649%
Weighted-average prepayment rate	19.96%	18.77%
Weighted-average default rate	14.74%	12.63%

Fair value resulting from:
Market servicing rate increase of 0.025%	$12,945	$13,850
Market servicing rate decrease of 0.025%	$14,691	$15,870

Fair value resulting from:
Applying a 1.1 multiplier to prepayment rate	$13,502	$14,534
Applying a 0.9 multiplier to prepayment rate	$14,139	$15,191

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$13,534	$14,557
Applying a 0.9 multiplier to default rate	$14,104	$15,165
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
Operating Commitments
PMI, along with PFL, and WebBank has entered into: (i) an Asset Sale Agreement, dated July 1, 2016, between PFL and WebBank, as most recently amended by a Seventh Amendment dated February 28, 2024 (as amended, the “Sale Agreement”); (ii) the Marketing Agreement, dated July 1, 2016, between PMI and WebBank, as most recently amended by a Seventh Amendment dated February 28, 2024 (as amended, the “Marketing Agreement”); and (iii) the Stand By Purchase Agreement, dated July 1, 2016, between PMI and WebBank, as most recently amended by a Fourth Amendment dated February 28, 2024 (as amended, the “Purchase Agreement” and, collectively with the Sale Agreement and the Marketing Agreement, the “Origination and Sale Agreements”). Under the Origination and Sale Agreements, all Borrower Loans originated through the marketplace are made by WebBank under its bank charter.
The Origination and Sale Agreements contain terms through February 1, 2027. Prosper is required, under the Origination and Sale Agreements, to maintain certain collateral requirements. In addition, pursuant to the Marketing Agreement, the marketing fee that Prosper receives in connection with the origination of each loan is partially reduced by an amount (the “Designated Amount”) calculated as a percentage of the principal amount of such loan based on the aggregate principal amount of loans originated for the applicable month. To the extent the aggregate Designated Amount for all loans originated during any month is less than $100,000 through February 1, 2025, Prosper is required to pay WebBank an amount equal to such deficiency. Accordingly, the minimum fee is $1.2 million for 2024, and $0.1 million in 2025. On February 28, 2024, the Origination and Sale Agreements were amended to, among other things, extend the terms through February 1, 2027.
Additionally, under the Origination and Sale Agreements, Prosper is required to maintain minimum net liquidity of $15 million at all times during the term of the agreement. Net liquidity is defined as the sum of Cash, Cash Equivalents and

Available for Sale Investments. Violation of this covenant can result in termination of the contract with WebBank. As of December 31, 2023 the Company was in compliance with the covenant.
Transaction Fee Refunds
Prosper assumes WebBank’s liability under Utah law to refund the pro-rated amount of any transaction fees collected in excess of 5%, in the event the underlying borrower prepays the loan before full maturity. As of December 31, 2023, the PFL has accrued $1.6 million related to anticipated future refunds under this obligation.
Loan Purchase Commitments
Under the terms of PFL's agreement with WebBank, PFL is committed to purchase $17.7 million of Borrower Loans that WebBank originated during the last two business days of the year ended December 31, 2023. PFL will purchase these Borrower Loans within the first two business days of the year ending December 31, 2023.
Repurchase Obligation
Under the terms of the loan purchase agreements between PFL and investors that participate in the Whole Loan Channel, PFL may, in certain circumstances, become obligated to repurchase a Borrower Loan from an investor. Generally, these circumstances include the occurrence of verifiable identity theft, the failure to properly follow personal loan listing or bidding protocols or a violation of the applicable federal, state or local lending laws. The fair value of the indemnification and repurchase obligation is estimated based on historical experience. PFL recognizes a liability for the repurchase and indemnification obligation when the Borrower Loans are issued. Indemnified or repurchased Borrower Loans associated with violations of federal, state or local lending laws or verifiable identity theft are written off at the time of repurchase or at the time an indemnification payment is made. The maximum potential amount of future payments associated under this repurchase obligation is the outstanding balances of the Borrower Loans issued through the Whole Loan Channel, which at December 31, 2023 was $3.5 billion. PFL has accrued $0.5 million and $0.3 million as of December 31, 2023 and 2022 respectively in regard to this obligation.
Under the terms of the indenture and investor registration agreement, Prosper may, in certain circumstances, become obligated to either repurchase a Note or indemnify the investor for any losses resulting from nonpayment of a Note purchased in the Retail Channel. The decision to repurchase or indemnify is in Prosper’s sole discretion. These circumstances include, but are not limited to, the occurrence of verifiable identity theft, a technical error in the automated bidding tools which results in the purchase of a Note that does not match the investor’s investment criteria, or situations in which a personal loan listing includes a Prosper Rating that is different from the Prosper Rating that should have appeared in the listing for the corresponding Borrower Loan because either PFL inaccurately input data into, or inaccurately applied, the formula for determining the Prosper Rating and, as a result, the interest of the investor is materially and adversely affected. During the year ended December 31, 2023 the Company repurchased $0.3 million of Notes under these circumstances, and has agreed to indemnify additional Notes with an unpaid principal balance of $0.8 million as of December 31, 2023.
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
West Virginia Matter
In February 2020, Prosper received a proposed Assurance of Discontinuance (an “AOD”) from the Attorney General of the State of West Virginia (the “WV Attorney General”) requesting that, without in any way admitting that any of its prior practices were in violation of the West Virginia Consumer Credit and Protection Act (the “Consumer Act”), Prosper agree to certain terms and conditions regarding its past and potential future conduct of its business with respect to customers in West Virginia, including a release by the WV Attorney General of any claims it may have related to the matters identified in the AOD.
We cannot predict the outcome of the matter and any potential fines or penalties, if any, that may arise from the matter. Further, we are unable to estimate a range of outcomes and as a result no accrual has been made.

No loans have been originated through the Prosper platform to West Virginians since June 2016 and the final loan originated through the Prosper platform to a borrower in West Virginia was repaid in October 2021.
NOTE 9. RELATED PARTIES
Since inception, PFL has engaged in various transactions with its directors, executive officers, PMI, and immediate family members and other affiliates of its directors, executive officers and PMI. PFL believes that all of the transactions described below were made on terms no less favorable to PFL than could have been obtained from unaffiliated third parties.
PFL’s executive officers and directors who are not executive officers participate in its marketplace by placing bids and purchasing Notes. The aggregate amount of the Notes purchased and the income earned by parties deemed to be related parties of PFL for the years ended December 31, 2023 and 2022 are summarized below (in thousands):

	Aggregate Amount of Notes Purchased for the Year Ended December 31,		Interest Earned on Notes for the Year Ended December 31,
	2023	2022	2023	2022
Executive officers and management	$30	$34	$8	$7
Directors (excluding executive officers and management)	—	—	—	—
Total	$30	$34	$8	$7

The balance of Notes held by officers and directors who are not executive officers are as follows (in thousands):

	Notes Balance as of
	December 31, 2023	December 31, 2022
Executive officers and management	$47	$45
Directors (excluding executive officers and management)	—	—
Total	$47	$45

NOTE 10. SEGMENTS
PFL’s Chief Executive Officer, who serves as the chief operating decision maker, reviews financial information on a consolidated basis for purposes of allocating resources and evaluating financial performance. As such, the Company has a single reportable and operating segment.
NOTE 11. SIGNIFICANT CONCENTRATIONS
PFL is dependent on third party funding sources such as banks, asset managers, and investment funds to provide the funds to allow WebBank to originate Borrower Loans that the third party funding sources will later purchase. Of all Borrower Loans originated in the year ended December 31, 2023, four individual third parties purchased 15.1%, 12.5%, 11.9% and 10.7% of such loans, and PMI’s Warehouse VIEs purchased 8.4% of such loans. For the year ended December 31, 2022, two individual parties purchased 23.4% and 10.4% of such loans, and PMI’s Warehouse VIEs purchased 13.9% of such loans. These purchases indicate that a significant portion of PFL’s business is dependent on funding through the Whole Loan Channel, through which 89% and 92% of Borrower Loans were originated in the years ended December 31, 2023 and 2022, respectively.
NOTE 12. SUBSEQUENT EVENTS
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

4.1	Form of PFL Borrower Payment Dependent Note (included as Exhibit A in Exhibit 4.5)

4.2	Form of PMI Borrower Payment Dependent Note (included as Exhibit A in Exhibit 4.4)

4.3	Supplemental Indenture, dated January 22, 2013, between Prosper Marketplace, Inc., Prosper Funding LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 of PMI and PFL’s Current Report on Form 8-K, filed on January 28, 2013)

4.4	Indenture, dated June 15, 2009, between Prosper Marketplace, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 of Pre-Effective Amendment No. 5 to PMI’s Registration Statement on Form S-1 (File No. 333-147019), filed on June 26, 2009)

4.5	Amended and Restated Indenture, dated January 22, 2013, between Prosper Funding LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 of PMI and PFL’s Current Report on Form 8-K, filed on January 28, 2013)

4.6	First Supplemental Indenture, dated May 10, 2013, between Prosper Funding LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 of PMI and PFL's Quarterly Report on Form 10-Q, filed on August 14, 2013)

4.7	Credit Agreement, dated November 14, 2022, by and among Prosper Marketplace, Inc., as Borrower, the lenders from time to time party thereto, and Wilmington Trust, National Association, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 4.1 of PMI and PFL's Quarterly Report on Form 10-Q, filed on May 11, 2023) (1)

10.1	Form of PFL Borrower Registration Agreement (incorporated by reference to Exhibit 10.1 of PMI and PFL’s Annual Report on Form 10-K filed on March 28, 2022)

10.2	Form of PFL Investor Registration Agreement (2)

10.3	Asset Sale Agreement, dated July 1, 2016, between PFL and WebBank (incorporated by reference to Exhibit 10.1 of PMI and PFL’s Current Report on Form 8-K/A, filed on March 7, 2017) (1)

10.4	First Amendment to Asset Sale Agreement, dated October 7, 2016, between PFL and WebBank (incorporated by reference to Exhibit 10.1 of PMI and PFL's Current Report on Form 8-K/A, filed on April 22, 2019) (1)

Exhibit Number	Description

10.5	Second Amendment to Asset Sale Agreement, dated March 27, 2017, between PFL and WebBank (incorporated by reference to Exhibit 10.2 of PMI and PFL's Current Report on Form 8-K/A, filed on April 22, 2019) (1)

10.6	Third Amendment to Asset Sale Agreement, dated February 1, 2019, between PFL and WebBank (incorporated by reference to Exhibit 10.1 of PMI and PFL's Current Report on Form 8-K/A, filed on April 24, 2019)

10.7	Fourth Amendment to Asset Sale Agreement, dated November 9, 2020, between PFL and WebBank (incorporated by reference to Exhibit 10.7 of PMI and PFL's Quarterly Report on Form 10-Q, filed on November 12, 2020)

10.8	Fifth Amendment to Asset Sale Agreement, dated June 25, 2021, between PFL and WebBank (incorporated by reference to Exhibit 10.1 of PMI and PFL's Current Report on Form 8-K/A, filed on July 1, 2021) (1)

10.9	Sixth Amendment to Asset Sale Agreement, dated October 5, 2022, between PFL and WebBank (incorporated by reference to Exhibit 10.1 of PMI and PFL's Current Report on Form 8-K, filed on October 11, 2022) (1)

10.10	Seventh Amendment to Asset Sale Agreement, dated February 28, 2024, between PFL and WebBank (1)(2)

10.11	Marketing Agreement, dated July 1, 2016, between PMI and WebBank (incorporated by reference to Exhibit 10.2 of PMI and PFL’s Current Report on Form 8-K/A, filed on March 7, 2017) (1)

10.12
First Amendment to Marketing Agreement, dated October 7, 2016, between PMI and WebBank (incorporated by reference to Exhibit 10.3 of PMI and PFL's Current Report on Form 8-K/A, filed on April 22, 2019) (1)

10.13	Second Amendment to Marketing Agreement, dated November 17, 2017, between PMI and WebBank (incorporated by reference to Exhibit 10.4 of PMI and PFL's Current Report on Form 8-K/A, filed on April 22, 2019) (1)

10.14	Third Amendment to Marketing Agreement, dated February 1, 2019, between PMI and WebBank (incorporated by reference to Exhibit 10.2 of PMI and PFL's Current Report on Form 8-K/A, filed on April 24, 2019) (1)

10.15	Fourth Amendment to Marketing Agreement, dated September 21, 2020, between PMI and WebBank (incorporated by reference to Exhibit 10.5 of PMI and PFL's Quarterly Report on Form 10-Q, filed on November 12, 2020) (1)

10.16	Fifth Amendment to Marketing Agreement, dated November 9, 2020, between PMI and WebBank (incorporated by reference to Exhibit 10.6 of PMI and PFL's Quarterly Report on Form 10-Q, filed on November 12, 2020) (1)

10.17	Sixth Amendment to Marketing Agreement, dated June 25, 2021, between PMI and WebBank (incorporated by reference to Exhibit 10.2 of PMI and PFL's Current Report on Form 8-K/A, filed on July 1, 2021) (1)

10.18	Seventh Amendment to Marketing Agreement, dated February 28, 2024, between PMI and WebBank (1)(2)

10.19	Administration Agreement, effective as of February 1, 2013, between Prosper Funding LLC and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.1 of PMI and PFL’s Current Report on Form 8-K, filed on January 28, 2013)

10.20	Amendment No. 1 to Administration Agreement, dated as of January 1, 2014, between Prosper Funding LLC and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.1 of PMI and PFL’s Current Report on Form 10-Q filed on May 14, 2014)

10.21	Amendment No. 2 to Administration Agreement, dated as of January 1, 2015, between Prosper Funding LLC and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.7 of PMI and PFL’s Annual Report on Form 10-K filed on April 6, 2015)

Exhibit Number	Description

10.22
Amendment No. 3 to Administration Agreement, dated as of November 8, 2016 and made effective as of July 1, 2016, between Prosper Funding LLC and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.8 of PMI and PFL's Annual Report on Form 10-K, filed on March 20, 2017)

10.23	Amendment No. 4 to Administration Agreement, dated as of January 25, 2018, between Prosper Funding LLC and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.32 of PMI and PFL's Annual Report on Form 10-K, filed on March 26, 2018)

10.24	Amendment No. 5 to Administration Agreement, dated as of November 12, 2018 and made effective as of October 1, 2018, between Prosper Funding LLC and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.16 of PMI and PFL's Annual Report on Form 10-K, filed on March 29, 2019)

10.25	Amendment No. 6 to Administration Agreement, dated as of May 12, 2021, between Prosper Funding LLC and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.3 of PMI and PFL's Quarterly Report on Form 10-Q, filed on May 13, 2021)

10.26	Services and Indemnity Agreement, dated March 1, 2012, among Global Securitization Services, LLC, Kevin Burns, Bernard Angelo, Prosper Marketplace, Inc. and Prosper Funding LLC (incorporated by reference to Exhibit 10.8 of Pre-Effective Amendment No. 3 to PFL and PMI’s Registration Statement on Form S-1 (File Nos. 333-179941 and 333-179941-01), filed on November 21, 2012) (3)

10.27	Stand By Purchase Agreement, dated July 1, 2016, between WebBank and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.3 of PMI and PFL’s Current Report on Form 8-K, filed on July 8, 2016) (1)

10.28	First Amendment to Stand By Purchase Agreement, dated February 1, 2019, between WebBank and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.3 of PMI and PFL's Current Report on Form 8-K/A, filed on April 24, 2019) (1)

10.29
Second Amendment to Stand By Purchase Agreement, dated November 9, 2020, between WebBank and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.8 of PMI and PFL's Quarterly Report on Form 10-Q, filed on November 12, 2020) (1)

10.30
Third Amendment to Stand By Purchase Agreement, dated June 25, 2021, between WebBank and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.3 of PMI and PFL's Current Report on Form 8-K/A, filed on July 1, 2021) (1)

10.31	Fourth Amendment to Stand By Purchase Agreement, dated February 28, 2024, between WebBank and Prosper Marketplace, Inc. (1)(2)

10.32	Director Indemnification Agreement, dated January 15, 2013, between Prosper Marketplace, Inc. and Patrick (Pat) Grady (incorporated by reference to Exhibit 10.20 of PMI and PFL’s Annual Report on Form 10-K, filed on March 31, 2014) (3)

10.33	Form of Indemnification Agreement for PMI’s directors (other than Patrick Grady), officers and key employees (incorporated by reference to Exhibit 10.21 of PMI and PFL's Annual Report on Form 10-K, filed on March 18, 2016) (3)

10.34
Back-Up Servicing Agreement (Note Channel), dated as of February 24, 2017, among Prosper Funding LLC, Prosper Marketplace, Inc., and Vervent, Inc. (f/k/a First Associates Loan Servicing, LLC) (incorporated by reference to Exhibit 10.10 of PMI and PFL’s Quarterly Report on Form 10-Q, filed on May 15, 2017) (1)

10.35	Amended and Restated Services and Indemnity Agreement, dated May 30, 2013, between Prosper Funding LLC, Prosper Marketplace, Inc., Global Securitization Services, LLC, Bernard J. Angelo and David V. DeAngelis (incorporated by reference to Exhibit 10.1 of PMI and PFL’s Current Report on Form 8-K, filed on June 5, 2013) (3)

10.36	Amended and Restated Prosper Marketplace, Inc. 2005 Stock Plan (incorporated by reference to Exhibit 4.2 of PMI’s Registration Statement on Form S-8 filed on May 29, 2014) (3)

10.37	Prosper Marketplace, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 of PMI’s Registration Statement on Form S-8 filed on May 12, 2015) (3)

10.38	Amendment No. 1 to Prosper Marketplace, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 of PMI’s Registration Statement on Form S-8 filed on April 13, 2016) (3)

Exhibit Number	Description

10.39	Amendment No. 2 to Prosper Marketplace, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 of PMI’s Registration Statement on Form S-8 filed on August 15, 2016) (3)

10.40	Amendment No. 3 to Prosper Marketplace, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 of PMI’s Registration Statement on Form S-8 filed on March 26, 2018) (3)

10.41	Form of Stock Option Agreement under the Prosper Marketplace, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.29 of PMI and PFL’s Annual Report on Form 10-K, filed on March 18, 2016) (3)

10.42	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the Prosper Marketplace, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.30 of PMI and PFL’s Annual Report on Form 10-K, filed on March 18, 2016) (3)
10.43	Prosper Marketplace, Inc. Eligible Employee Retention Plan, adopted as of November 6, 2020 (incorporated by reference to Exhibit 10.2 of PMI and PFL's Quarterly Report on Form 10-Q, filed on November 12, 2020) (3)

10.44	Prosper Marketplace, Inc. Long-Term Cash Incentive Plan, effective November 5, 2020 (incorporated by reference to Exhibit 10.3 of PMI and PFL's Quarterly Report on Form 10-Q, filed on November 12, 2020) (3)

10.45	First Amendment to Prosper Marketplace, Inc. Long-Term Cash Incentive Plan, effective May 11, 2021 (incorporated by reference to Exhibit 10.2 of PMI and PFL's Quarterly Report on Form 10-Q, filed on May 13, 2021) (3)

10.46	Second Amendment to Prosper Marketplace, Inc. Long-Term Cash Incentive Plan, effective March 25, 2022 (2)(3)

10.47	Third Amendment to Prosper Marketplace, Inc. Long-Term Cash Incentive Plan, effective March 21, 2024 (2)(3)

10.48	Form of Prosper Marketplace, Inc. Severance and Change in Control Agreement (incorporated by reference to Exhibit 10.4 of PMI and PFL's Quarterly Report on Form 10-Q, filed on November 12, 2020) (3)

10.49
Warrant Agreement, dated as of February 27, 2017, among PMI, PF WarrantCo Holdings, LP, and, for certain limited purposes, New Residential Investment Corp (incorporated by reference to Exhibit 10.9 of PMI and PFL’s Quarterly Report on Form 10-Q, filed on May 15, 2017) (1)

10.50
First Amended and Restated Program Agreement, dated August 16, 2023, between Prosper Marketplace, Inc. and Coastal Community Bank (incorporated by reference to Exhibit 10.1 of PMI’s Current Report on Form 8-K, filed on August 22, 2023) (1)

21.1	Subsidiaries of Prosper Marketplace, Inc. (2)

21.2	Subsidiaries of Prosper Funding LLC (2)

23.1	Consent of Independent Registered Accounting Firm (2)

31.1	Certification of Principal Executive Officer of PMI pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

31.2	Certification of Principal Financial Officer of PMI pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

31.3	Certification of Principal Executive Officer of PFL pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

31.4	Certification of Principal Financial Officer of PFL pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

32.1	Certification of Principal Executive Officer and Principal Financial Officer of PMI pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to PMI's Annual Report on Form 10-K for the year ended December 31, 2020 (2)

Exhibit Number	Description

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
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 22nd day of March 2024.

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

Name	Title	Date

/s/ David Kimball	Chief Executive Officer (Principal Executive Officer); Chairman of the Board	March 22, 2024
David Kimball

/s/ Usama Ashraf	President and Chief Financial Officer (Principal Financial Officer)	March 22, 2024
Usama Ashraf

/s/ Claire A. Huang	Director	March 22, 2024
Claire A. Huang

/s/ Thomas R. Kearney	Director	March 22, 2024
Thomas R. Kearney

/s/ Peter J. deSilva	Director	March 22, 2024
Peter J. deSilva

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 22nd day of March 2024.

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

Name	Title

/s/ David Kimball	Chief Executive Officer (Principal Executive Officer); Director	March 22, 2024
David Kimball

/s/ Usama Ashraf	President, Chief Financial Officer and Treasurer (Principal Financial Officer); Director	March 22, 2024
Usama Ashraf

/s/ Bernard J. Angelo	Director	March 22, 2024
Bernard J. Angelo

/s/ David V. DeAngelis	Director	March 22, 2024
David V. DeAngelis