Form 10-Q
period 2024-03-31
PROSPER MARKETPLACE, INC; Prosper Funding LLC
filed 2024-05-13
CIK 1416265, 1542574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

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
As of May 10, 2024, there were 77,199,632 shares of Prosper Marketplace, Inc. common stock outstanding. Prosper Funding LLC does not have any common stock outstanding.
THIS COMBINED FORM 10-Q IS SEPARATELY FILED BY PROSPER MARKETPLACE, INC. AND PROSPER FUNDING LLC. INFORMATION CONTAINED HEREIN RELATING TO ANY INDIVIDUAL REGISTRANT IS FILED BY SUCH REGISTRANT ON ITS OWN BEHALF. EACH REGISTRANT MAKES NO REPRESENTATION AS TO INFORMATION RELATING TO THE OTHER REGISTRANT.

Except as the context requires otherwise, as used herein, “Registrants” refers to Prosper Marketplace, Inc. (“PMI”), a Delaware corporation, and its wholly owned subsidiary, Prosper Funding LLC (“PFL”), a Delaware limited liability company; “we,” “us,” “our,” “Prosper,” and the “Company” refers to (i) PMI, (ii) its wholly owned subsidiaries, PFL, BillGuard, Inc. (“BillGuard”), a Delaware corporation, and Prosper Healthcare Lending LLC (“PHL”), a Delaware limited liability company, and (iii) its variable interest entities, Prosper Warehouse I Trust (“PWIT,” terminated March 28, 2024), a Delaware statutory trust, Prosper Warehouse II Trust (“PWIIT,” terminated September 25, 2023), a Delaware statutory trust, Prosper Marketplace Issuance Trust, Series 2023-1 (“PMIT 2023-1”), a Delaware statutory trust, Prosper Marketplace Issuance Trust, Series 2024-1 (“PMIT 2024-1”), a Delaware statutory trust, and Prosper Grantor Trust (“PGT”), a Delaware statutory trust, on a consolidated basis; and “Prosper Funding” refers to PFL and its wholly owned subsidiary, Prosper Depositor LLC, a Delaware limited liability company, on a consolidated basis. In addition, the unsecured personal loans originated through our marketplace are referred to as “Borrower Loans,” and the borrower payment dependent notes issued through our marketplace, whether issued by PMI or PFL, are referred to as “Notes.” Investors currently invest in Borrower Loans through two channels: (i) the “Note Channel,” which allows investors to purchase Notes from PFL, the payments of which are dependent on the payments made on the corresponding Borrower Loan; and (ii) the “Whole Loan Channel,” which allows accredited and institutional investors to purchase Borrower Loans in their entirety directly from PFL. The Notes available to Note Channel investors are distinguishable from notes held by certain third party investors pursuant to Prosper’s securitization transactions, which are referred to herein as “Notes Issued by Securitization Trust.” Finally, although historically the Company has referred to investors as “lender members,” PFL calls them “investors” herein to avoid confusion since WebBank is the lender for Borrower Loans originated through our marketplace.

Forward-Looking Statements
This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include all statements that do not relate solely to historical or current facts, and can generally be identified by the use of words such as “may,” “believe,” “expect,” “project,” “estimate,” “intend,” “anticipate,” “plan,” “continue” or similar expressions. These statements may appear throughout this Quarterly Report on Form 10-Q, including the sections titled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements inherently involve many risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Where, in any forward-looking statement, PFL or PMI expresses an expectation or belief as to future results or events, such expectation or belief is based on the current plans and expectations of their respective managements, expressed in good faith and is believed to have a reasonable basis. Nevertheless, there can be no assurance that the expectation or belief will result or be achieved or accomplished.
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

There may be other factors that may cause actual results to differ materially from the forward-looking statements in this Quarterly Report on Form 10-Q. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them does occur, what impact they will have on our results of operations and financial condition. You should carefully read the factors described in the “Risk Factors” sections of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2023 for a description of certain risks that could, among other things, cause our actual results to differ from these forward-looking statements.
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

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Prosper Marketplace, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except for share and per share amounts)

	March 31, 2024	December 31, 2023
Assets:
Cash and Cash Equivalents	$30,297	$34,970
Restricted Cash (1)	108,906	120,298
Accounts Receivable	7,754	7,523
Loans Held for Sale, at Fair Value (1)	—	161,501
Borrower Loans, at Fair Value	644,200	545,038
Property and Equipment, Net	41,735	40,889
Prepaid and Other Assets (1)	24,154	22,273
Credit Card Derivative	45,917	36,848
Servicing Assets	12,536	12,249
Goodwill	36,368	36,368
Intangible Assets, Net	64	85
Total Assets	$951,931	$1,018,042
Liabilities, Convertible Preferred Stock and Stockholders' Deficit:
Accounts Payable and Accrued Liabilities	$52,375	$40,906
Payable to Investors	76,063	86,732
Notes, at Fair Value	316,578	321,966
Notes Issued by Securitization Trust (1)	319,159	214,798
Warehouse Lines (1)	—	160,207
Term Loan	75,827	75,313
Other Liabilities	34,028	35,259
Convertible Preferred Stock Warrant Liability	187,317	215,041
Total Liabilities	$1,061,347	$1,150,222
Commitments and Contingencies (Note 17)
Convertible Preferred Stock – $0.01 par value; 444,760,848 shares authorized as of March 31, 2024 and December 31, 2023; 209,613,570 issued and outstanding as of March 31, 2024 and December 31, 2023. Aggregate liquidation preference of $370,456 as of March 31, 2024 and December 31, 2023.	$322,748	$322,748
Less: Convertible Preferred Stock Held by Consolidated VIE (Note 13), 51,247,915 shares issued and outstanding as of March 31, 2024 and December 31, 2023	(2,381)	(2,381)
Stockholders' Deficit:
Common Stock – $0.01 par value; 625,000,000 shares authorized; 78,112,888 shares issued and 77,176,953 shares outstanding, as of March 31, 2024; 77,861,329 shares issued and 76,925,394 shares outstanding, as of December 31, 2023	296	293
Additional Paid-In Capital	161,175	160,709
Less: Treasury Stock	(23,417)	(23,417)
Accumulated Deficit	(567,837)	(590,132)
Total Stockholders' Deficit	$(429,783)	$(452,547)
Total Liabilities, Convertible Preferred Stock and Stockholders' Deficit	$951,931	$1,018,042
(1) Includes amounts in consolidated variable interest entities (“VIEs”) presented separately in the table below.
The following table presents the assets and liabilities of consolidated VIEs, which are included in the Condensed Consolidated Balance Sheets above. The assets in the table below may only be used to settle obligations of consolidated VIEs and are in excess of those obligations. Additionally, the assets and liabilities in the table below include third-party assets and liabilities of consolidated VIEs only and exclude intercompany balances that eliminate in consolidation. Refer to Note 7, Securitizations, and Note 11, Debt, to the notes to the condensed consolidated financial statements for additional information.

	March 31, 2024	December 31, 2023
Assets of consolidated VIEs, included in total assets above:
Restricted Cash	$27,528	$23,546
Loans Held for Sale, at Fair Value	—	161,501
Borrower Loans, at Fair Value	321,758	220,724
Prepaid and Other Assets	—	972
Total assets of consolidated VIEs	$349,286	$406,743
Liabilities of consolidated VIEs, included in total liabilities above:
Notes Issued by Securitization Trust	$319,159	$214,798
Warehouse Lines	—	160,207
Other Liabilities	350	550
Total liabilities of consolidated VIEs	$319,509	$375,555

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Marketplace, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except for share and per share amounts)

	Three Months Ended March 31,
	2024	2023
Revenues:
Operating Revenues:
Transaction Fees, Net	$42,971	$33,285
Servicing Fees, Net	6,282	5,053
Loss on Sale of Borrower Loans	(10,504)	(1,390)
Other Revenues	1,366	1,294
Total Operating Revenues	40,115	38,242
Interest Income (Expense):
Interest Income on Borrower Loans and Loans Held for Sale	24,236	29,019
Interest Expense on Financial Instruments	(21,025)	(21,159)
Total Interest Income, Net	3,211	7,860
Change in Fair Value of Financial Instruments	167	(5,730)
Total Net Revenue	43,493	40,372
Expenses:
Origination and Servicing	11,933	12,285
Sales and Marketing	14,043	15,504
General and Administrative	20,690	23,429
Change in Fair Value of Convertible Preferred Stock Warrants	(27,724)	(4,265)
Interest Expense on Term Loan	3,220	2,952
Other Income, Net	(990)	(513)
Total Expenses	21,172	49,392
Net Income (Loss) Before Taxes	22,321	(9,020)
Income Tax Expense	(26)	(70)
Net Income (Loss)	$22,295	$(9,090)
Less: Net Income Allocated to Participating Securities	(14,707)	—
Net Income (Loss) Attributable to Common Stockholders	$7,588	$(9,090)
Net Income (Loss) Per Share – Basic	$0.10	$(0.12)
Net Income (Loss) Per Share – Diluted	$0.02	$(0.12)
Weighted Average Shares – Basic	77,070,847	75,187,033
Weighted Average Shares – Diluted	339,171,014	75,187,033
The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Marketplace, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit (Unaudited)
(in thousands, except for share amounts)

	Convertible Preferred Stock		Convertible Preferred Stock Held by Consolidated VIE		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2024	209,613,570	322,748	(51,247,915)	(2,381)	82,102,629	293	(5,177,235)	(23,417)	160,709	(590,132)	(452,547)
Exercise of vested stock options	—	—	—	—	251,559	3	—	—	5	—	8
Stock-based compensation expense	—	—	—	—	—	—	—	—	461	—	461
Net income	—	—	—	—	—	—	—	—	—	22,295	22,295
Balance as of March 31, 2024	209,613,570	$322,748	(51,247,915)	$(2,381)	82,354,188	$296	(5,177,235)	$(23,417)	$161,175	$(567,837)	$(429,783)

	Convertible Preferred Stock		Convertible Preferred Stock Held by Consolidated VIE		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2023	209,613,570	322,748	(51,247,915)	(2,381)	79,465,150	267	(5,177,235)	(23,417)	$158,814	$(483,670)	$(348,006)
Exercise of vested stock options	—	—	—	—	1,147,009	11	—	—	16	—	27
Stock-based compensation expense	—	—	—	—	—	—	—	—	415	—	415
Net loss	—	—	—	—	—	—	—	—	—	(9,090)	(9,090)
Balance as of March 31, 2023	209,613,570	$322,748	(51,247,915)	$(2,381)	80,612,159	$278	(5,177,235)	$(23,417)	$159,245	$(492,760)	$(356,654)

The accompanying notes are an integral part of these consolidated financial statements.

Prosper Marketplace, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from Operating Activities:
Net Income (Loss)	$22,295	$(9,090)
Adjustments to Reconcile Net Income (Loss) to Net Cash (Used in) Provided by Operating Activities:
Change in Fair Value of Financial Instruments	(167)	5,730
Depreciation and Amortization	2,900	2,777
Amortization of Operating Lease Right-of-use Asset	819	675
Gain on Sales of Borrower Loans	(2,504)	(2,313)
Change in Fair Value of Servicing Rights	1,320	3,066
Stock-Based Compensation Expense	392	368
Change in Fair Value of Convertible Preferred Stock Warrants	(27,724)	(4,265)
Amortization of Debt Discount and Debt Issuance Costs	1,538	294
Accrual of Payment-in-kind Interest on Term Loan	381	449
Other, Net	280	(774)
Changes in Operating Assets and Liabilities:
Purchase of Loans Held for Sale at Fair Value	(487,830)	(569,802)
Proceeds from Sales and Principal Payments of Loans Held for Sale at Fair Value	540,715	507,769
Accounts Receivable	(231)	(668)
Prepaid and Other Assets	(2,725)	1,244
Credit Card Derivative	(2,729)	(1,473)
Accounts Payable and Accrued Liabilities	11,377	(4,849)
Payable to Investors	(10,669)	2,066
Other Liabilities	(633)	83
Interest payable	(2,126)	318
Net Cash Provided by (Used in) Operating Activities	44,679	(68,395)
Cash Flows from Investing Activities:
Purchase of Borrower Loans Held at Fair Value	(51,854)	(63,909)
Proceeds from Sales and Principal Payments of Borrower Loans Held at Fair Value	49,613	46,440
Purchases of Property and Equipment	(3,851)	(4,362)
Net Cash Used in Investing Activities	(6,092)	(21,831)
Cash Flows from Financing Activities:
Proceeds from Issuance of Notes Held at Fair Value	49,589	62,643
Payments of Notes Held at Fair Value	(49,806)	(46,283)
Principal Payments on Notes Issued by Securitization Trust	(31,175)	—
Proceeds from Issuance of Securitized Notes (Note 7)	136,472	—
Proceeds from Warehouse Lines	—	38,328
Principal Payments on Warehouse Lines	(28,601)	—
Extinguishment of PWIT Warehouse Line (Note 11)	(129,441)	—
Payments of Debt Issuance Costs	(1,698)	(930)
Proceeds from Exercise of Stock Options	8	26
Net Cash (Used in) Provided by Financing Activities	(54,652)	53,784
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(16,065)	(36,442)
Cash, Cash Equivalents and Restricted Cash at Beginning of the Period	155,268	196,609
Cash, Cash Equivalents and Restricted Cash at End of the Period	$139,203	$160,167

	Three Months Ended March 31,
	2024	2023

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$24,854	$23,064
Cash Paid for Operating Leases Included in the Measurement of Lease Liabilities	1,121	919
Non-Cash Investing Activity - Accrual for Property and Equipment, Net	1,760	397
Non-Cash Financing Activity - Accrual for Debt Issuance Costs	350	—

Reconciliation to Amounts on Consolidated Balance Sheets:
Cash and Cash Equivalents	$30,297	$41,264
Restricted Cash	108,906	118,903
Total Cash, Cash Equivalents and Restricted Cash	$139,203	$160,167

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
The unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and disclosure requirements for interim financial information and the requirements of Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2023. The balance sheet at December 31, 2023 has been derived from the audited financial statements at that date. Management believes these unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.
PMI did not have any items of other comprehensive income or loss for any of the periods presented in the condensed consolidated financial statements as of and for the three months ended March 31, 2024 and 2023.
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
The accompanying interim condensed consolidated financial statements include the accounts of PMI, its wholly-owned subsidiaries and consolidated VIEs. All intercompany balances have been eliminated in consolidation.
Notes Issued by Securitization Trust are notes held by certain third-party investors pursuant to Prosper’s securitization transactions, and are distinguishable from the borrower payment dependent Notes available to investors through the Company’s Note Channel.
2. Summary of Significant Accounting Policies
Prosper’s significant accounting policies are included in Note 2, Summary of Significant Accounting Policies, in Prosper’s Annual Report on Form 10-K for the year ended December 31, 2023. There have been no changes to these accounting policies during the first three months of 2024.
Fair Value Measurements
Financial instruments measured at fair value consist principally of Borrower Loans (Note 4), Loans Held for Sale (Note 4), Servicing Assets (Note 6), Credit Card Derivative (Note 5), Loan Trailing Fee Liabilities (Note 10), Debt (Note 11) and Convertible Preferred Stock Warrant Liability (Note 13). The estimated fair values of other financial instruments, including Cash and Cash Equivalents, Restricted Cash, Accounts Receivable, Accounts Payable and Accrued Liabilities, and Payable to Investors approximate their carrying values because of their short-term nature. The estimated fair values of the Term Loan and Warehouse Lines (Note 11) do not approximate their carrying values due primarily to differences in the stated and market rates associated with these instruments.
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
Until March 2024, Prosper used Warehouse Lines to purchase Loans Held for Sale that could be subsequently contributed to securitization transactions or sold to investors. Loans Held for Sale were included in “Loans Held for Sale, at Fair Value” on the condensed consolidated balance sheets. In September 2023 and March 2024, in connection with the securitization transactions discussed below, the Loans Held for Sale in these Warehouse Lines were fully contributed to the securitization entities or purchased by Prosper, and the outstanding balances of the Warehouse Lines were fully paid down. See Note 11, Debt for more details on the termination of the Warehouse Lines.
In September 2023 and March 2024, Prosper closed two separate securitization transactions, PMIT 2023-1 and PMIT 2024-1, respectively, with personal loans previously funded through its PWIIT Warehouse Line and PWIT Warehouse Line, respectively. These newly formed securitization entities issued notes acquired by third parties and residual certificates acquired by PMI (a majority owned affiliate of PFL, the sole sponsor of the securitizations). PMIT 2023-1 and PMIT 2024-1 are deemed consolidated VIEs, and as a result the Borrower Loans they hold are presented in “Borrower Loans, at Fair Value,” and the notes sold to third-party investors are included in “Notes Issued by Securitization Trust” on the accompanying condensed consolidated balance sheets. See Note 7, Securitizations, for additional disclosures related to these securitizations.
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
Prosper has elected the fair value option for Borrower Loans, Loans Held for Sale and Notes. Changes in the fair value of Borrower Loans funded through the Note Channel are largely offset by the changes in fair value of Notes due to the borrower payment-dependent design of the Notes. Changes in the fair value of Borrower Loans and Loans Held for Sale are recorded through Proper's earnings and Prosper collects interest on Borrower Loans and Loans Held for Sale. Changes in the fair values of Borrower Loans, Loans Held for Sale and Notes are included in “Change in Fair Value of Financial Instruments” on the accompanying condensed consolidated statements of operations.
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

Credit Card Derivative
The Company evaluated the terms of its Credit Card program agreement (the “Credit Card Program Agreement”) with Coastal Community Bank (“Coastal”) and determined that it contained features that met the definition of derivatives under Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging. These features are freestanding financial instruments (as defined under ASC 480, Distinguishing Liabilities from Equity), and have been valued separately as derivatives. A right of offset exists between the derivatives, and they are presented net on the accompanying consolidated balance sheets. Changes in the fair value of the Credit Card Derivative, as well as settled transactions from the Credit Card portfolio, are recorded in “Change in Fair Value of Financial Instruments” on the accompanying condensed consolidated statements of operations.
Refer to Note 5, Credit Card, for additional details on revenues and expenses related to the Credit Card product, and to Note 8, Fair Value of Assets and Liabilities, for additional details related to the valuation methodology for the Credit Card Derivative.
Term Loan
Prosper entered into a Credit Agreement, which provided for a Term Loan with a third-party financial institution in November 2022, which is more fully described in Note 11, Debt. This Term Loan is carried at amortized cost, net of discounts and issuance costs, which are subsequently amortized to Interest Expense on Term Loan over the life of the underlying agreement.
Interest Expense on Term Loan is presented as a component of Expenses on the accompanying condensed consolidated statements of operations, except for any portion associated with Term Loan proceeds used to purchase Loans Held for Sale through the Company’s Warehouse Lines, which is presented in “Interest Expense on Financial Instruments” as a component of Net Interest Income on the accompanying condensed consolidated statement of operations.
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
In October 2023, the FASB issued ASU No. 2023-06, “Disclosure Improvements: Codification Amendments in Response to the Securities and Exchange Commission’s Disclosure Update and Simplification Initiative”. The amendments in this update modify the disclosure or presentation requirements of a variety of Topics in the ASC in response to the SEC’s Release No. 33-10532, “Disclosure Update and Simplification Initiative”, and align the ASC’s requirements with the SEC’s regulations. The effective date for each amendment will be the date on which the SEC's removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective. However, if by June 30, 2027, the SEC has not removed the related disclosure from its regulations, the amendments will be removed from the Codification and not become effective. Early adoption is prohibited. The Company does not expect the adoption of this ASU to have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

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
3. Property and Equipment, Net
Property and Equipment consists of the following at the dates presented (in thousands):

	March 31, 2024	December 31, 2023
Internal-use software and website development costs	$58,669	$58,423
Operating lease right-of-use assets	22,690	22,655
Computer equipment	10,489	10,466
Leasehold improvements	7,144	6,827
Office equipment and furniture	2,968	2,936
Assets not yet placed in service	12,552	9,953
Property and equipment	114,512	111,260
Less: Accumulated depreciation and amortization	(72,777)	(70,371)
Total Property and Equipment, Net	$41,735	$40,889
Depreciation and amortization expense for Property and Equipment, Net for the three months ended March 31, 2024 and 2023 was $2.9 million and $2.7 million, respectively. These charges are included in Origination and Servicing and General and Administrative expenses on the condensed consolidated statements of operations. PMI capitalized internal-use software and website development costs in the amount of $4.1 million and $3.3 million for the three months ended March 31, 2024 and 2023, respectively. Additionally, disclosures around the operating lease right-of-use assets are included in Note 16.
4. Borrower Loans, Loans Held for Sale and Notes, at Fair Value
The aggregate principal balances outstanding and fair values of Borrower Loans, Loans Held for Sale, and Notes as of March 31, 2024 and December 31, 2023, are presented in the following table (in thousands):

	Borrower Loans		Loans Held for Sale		Notes
	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Aggregate principal balance and interest outstanding	$675,349	$577,029	$—	$170,925	$334,139	$345,341
Fair value adjustments	(31,149)	(31,991)	—	(9,424)	(17,561)	(23,375)
Fair value	$644,200	$545,038	$—	$161,501	$316,578	$321,966
Borrower Loans
As of March 31, 2024, outstanding Borrower Loans had original terms to maturity of 24, 36, 48 or 60 months, had monthly payments with fixed interest rates ranging from 5.46% to 33.00%, and had various original maturity dates through March 2029. As of December 31, 2023, outstanding Borrower Loans had original terms to maturity of 24, 36, 48 or 60 months, had monthly payments with fixed interest rates ranging from 5.46% to 33.00%, and had various original maturity dates through December 2028.
As of March 31, 2024, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $7.2 million and a fair value of $1.1 million. As of December 31, 2023, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $7.0 million and a fair value of $1.3 million. Prosper places loans on non-accrual status when they are over 120 days past due. As of March 31, 2024 and December 31, 2023, Borrower Loans in non-accrual status had a fair value of $1.1 million and $1.0 million, respectively.
Loans Held for Sale
As of March 31, 2024, the outstanding balance of Loans Held for Sale was reduced to zero following the contribution of loans held in consolidated warehouse trusts to the PMIT 2023-1 and PMIT 2024-1 securitization transactions in September 2023 and March 2024, respectively, as more fully described in Note 7, Securitizations. As of December 31, 2023, outstanding Loans Held for Sale had original terms to maturity of either 24, 36, 48 or 60 months, had monthly payments with fixed interest rates ranging from 6.00% to 33.00% and had various original maturity dates through July 2028. Interest income earned on Loans Held for Sale by the Company was $4.3 million and $16.5 million for the three months ended March 31, 2024 and March 31, 2023, respectively.
As of December 31, 2023, Loans Held for Sale that were 90 days or more delinquent had an aggregate principal amount of $2.1 million and a fair value of $0.5 million. Prosper places loans on non-accrual status when they are over 120 days past due. As of December 31, 2023, Loans Held for Sale in non-accrual status had a fair value of $0.2 million.
5. Credit Card
In March 2024, the Company executed an amendment to the Credit Card Program Agreement that revised the allocation of customer accounts designated as Prosper accounts (“Prosper Allocations”) and Coastal accounts (“Coastal Allocations”) from 90% and 10%, respectively, to 95% and 5%, respectively. Additionally, the maximum outstanding Credit Card principal balance for Prosper Allocations was increased from $300 million to $350 million. These changes went into effect on April 1, 2024.
For the three months ended March 31, 2024 and 2023, the Company recognized $9.1 million and $6.1 million, respectively, of unrealized gains from fair value changes on the Credit Card Derivative. Changes from settled transactions underlying the Credit Card Derivative, including income from debt sales on charged off balances, were a loss of $2.7 million and a loss of $1.5 million for the three months ended March 31, 2024 and 2023, respectively. These unrealized and settled gains and losses are included in Changes in Fair Value of Financial Instruments on the accompanying condensed consolidated statements of operations.
The Company records revenue from various fees generated from the Credit Card program, including interchange fees, annual fees and late fees, net of a portion of the interchange fees that must be remitted to Coastal. These fees are included in

Transaction Fees, Net on the accompanying condensed consolidated statements of operations. For the three months ended March 31, 2024 and 2023, these fees totaled $5.8 million and $3.4 million, respectively.
Under the program agreement, Prosper is responsible for servicing the entire underlying Credit Card portfolio. Coastal pays the Company a 1% per annum servicing fee on the daily outstanding principal balance of receivables designated as Coastal Allocations. To the extent these servicing fees do not exceed the market servicing rate a market participant would require to service the entire Credit Card portfolio, the Company records a servicing obligation liability and measures it at fair value through the servicing period. The net balance of this servicing obligation liability is included in “Other Liabilities” on the accompanying condensed consolidated balance sheets (see Note 10, Other Liabilities). Changes in the fair value of the servicing obligation liability are recorded in Servicing Fees, Net on the accompanying condensed consolidated statements of operations, and totaled a gain of $0.9 million and a loss of $0.9 million for the three months ended March 31, 2024 and 2023, respectively.
6. Servicing Assets
Prosper accounts for Servicing Assets at their estimated fair values with changes in fair values recorded in Servicing Fees, Net on the accompanying condensed consolidated statement of operations. The initial asset or liability is recognized when Prosper sells Borrower Loans to unrelated third-party buyers through the Whole Loan Channel and the servicing rights are retained. The Servicing Assets are measured at fair value throughout the servicing period. The Company recognized a loss on the sale of such Borrower Loans in the amount of $10.5 million and $1.4 million for the three months ended March 31, 2024 and 2023, respectively, recorded in (Loss) Gain on Sale of Borrower Loans on the condensed consolidated statements of operations.
As of March 31, 2024, Borrower Loans that were sold but for which Prosper retained servicing rights had a total outstanding principal balance of $3.1 billion, original terms to maturity of 24, 36, 48 or 60 months, monthly payments with fixed interest rates ranging from 5.46% to 33.00%, and various original maturity dates through March 2029. As of December 31, 2023, Borrower Loans that were sold but for which Prosper retained servicing rights had a total outstanding principal balance of $3.1 billion, original terms to maturity of either 24, 36, 48 or 60 months, monthly payments with fixed interest rates ranging from 5.46% to 33.00%, and various original maturity dates through December 2028.
Contractually-specified servicing fees and ancillary fees totaling $7.4 million and $8.2 million for the three months ended March 31, 2024 and 2023, respectively, are included in the condensed consolidated statements of operations in Servicing Fees, Net.
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
7.  Securitizations
Prosper served as the sole sponsor of two securitizations of unsecured personal whole loans facilitated through the Company’s marketplace that were previously held in consolidated warehouse trusts: PMIT 2023-1 in September 2023 and PMIT 2024-1 in March 2024, respectively. These transactions benefit the Company by reducing the financing costs associated with the underlying Borrower Loans. Both securitizations issued senior notes and residual certificates to finance the purchase of Borrower Loans. The notes were sold to third-party investors and a majority-owned affiliate of the sole sponsor of the securitizations, PFL, retained the residual certificates. In addition to the residual certificates, Prosper’s continued involvement includes loan servicing responsibilities over the life of the underlying loans.
PMIT 2023-1 and PMIT 2024-1 (together, the “PMITs”) are deemed VIEs, and the Company consolidates them as the primary beneficiary. Through Prosper’s role as the servicer, it has the power to direct the activities that most significantly affect the PMITs’ economic performance. Additionally, because the Company holds the residual certificates, it has a variable interest that could potentially be significant to the PMITs. In evaluating whether Prosper is the primary beneficiary, management considers both qualitative and quantitative factors regarding the nature, size and form of the Company’s involvement with the PMITs. Management assesses whether Prosper is the primary beneficiary of the PMITs on an on-going basis. For the PMITs, the creditors have no recourse to the general credit of Prosper and the liabilities of the PMITs can only be settled by their respective assets. Additionally, the assets of the PMITs can be used only to settle obligations of the PMITs. Because Prosper consolidates the PMITs’ securitization trusts, the Borrower Loans held in those trusts are included in “Borrower Loans, at Fair Value,” and the notes sold to third-party investors are presented in “Notes Issued by Securitization Trust” on the condensed consolidated balance sheets. Because Prosper holds 100% of the residual certificates issued by the PMITs, they eliminate through consolidation and are thus not presented on the condensed consolidated balance sheets.
PMIT 2023-1
In September 2023, Prosper closed the PMIT 2023-1 securitization. Based on the terms of the underlying agreements, the PWIIT Warehouse Line (see Note 11, Debt) agreed to contribute Borrower Loans with an aggregate outstanding principal balance of $275.9 million as of the established cutoff date of August 31, 2023, to the PMIT 2023-1 securitization. On September 25, 2023, these Borrower Loans, with an updated aggregate outstanding principal balance of $266.1 million, were contributed to the PMIT 2023-1 securitization.
The notes under PMIT 2023-1 were issued in five classes: Class A in the amount of $165.5 million, Class B in the amount of $25.4 million, Class C in the amount of $25.1 million, Class D in the amount of $22.3 million and Class E in the amount of $13.1 million (collectively, the “2023-1 Notes”). The Class A, Class B, Class C, Class D and Class E notes bear interest at fixed rates of 7.06%, 7.48%, 8.29%, 11.24% and 15.49%, respectively. Principal and interest payments began in October 2023 and are payable monthly. The 2023-1 Notes are recorded at amortized cost, net of original issue discounts totaling approximately $0.8 million. These discounts, along with debt issuance costs incurred of $2.7 million, are deferred and amortized into interest expense over the contractual lives of the 2023-1 Notes using the effective interest method. As of March 31, 2024, the outstanding principal and accrued interest of the 2023-1 Notes was $186.2 million, secured by an aggregate outstanding principal balance of $196.5 million of borrower loans, and approximately $13.5 million in cash collections held in collateral and reserve accounts included in “Restricted Cash” on the condensed consolidated balance sheets.
PMIT 2024-1
In March 2024, Prosper closed the PMIT 2024-1 securitization. Based on the terms of the underlying agreements, the PWIT Warehouse Line (see Note 11, Debt) agreed to contribute Borrower Loans with an aggregate outstanding principal balance of $148.9 million as of the established cutoff date of February 14, 2024, to the PMIT 2024-1 securitization. On March

28, 2024, these Borrower Loans, with an updated aggregate outstanding principal balance of $138.0 million, were contributed to the PMIT 2024-1 securitization.
The notes under PMIT 2024-1 were issued in four classes: Class A in the amount of $105.2 million, Class B in the amount of $10.8 million, Class C in the amount of $10.3 million and Class D in the amount of $10.2 million (collectively, the “2024-1 Notes”). The Class A, Class B, Class C and Class D notes bear interest at fixed rates of 6.12%, 6.13%, 6.96%, 10.98%, respectively. The 2024-1 Notes are recorded at amortized cost, net of debt issuance costs incurred of $1.5 million. These debt issuance costs are deferred and amortized into interest expense over the contractual lives of the 2024-1 Notes using the effective interest method. As of March 31, 2024, the outstanding principal and accrued interest of the 2024-1 Notes was $136.6 million, secured by an aggregate outstanding principal balance of $137.6 million of borrower loans included in “Borrower Loans, at Fair Value” on the condensed consolidated balance sheets, and approximately $14.1 million in cash collections held in collateral and reserve accounts included in “Restricted Cash” on the condensed consolidated balance sheets.

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
The Convertible Preferred Stock Warrant Liability is valued using a Black-Scholes option pricing model. Refer to Note 13 for further details.

The following tables present the fair value hierarchy for assets and liabilities measured at fair value (in thousands):

March 31, 2024	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Borrower Loans, at Fair Value	—	—	644,200	644,200
Servicing Assets	—	—	12,536	12,536
Credit Card Derivative (Note 5)	—	—	45,917	45,917
Total Assets	$—	$—	$702,653	$702,653
Liabilities:
Notes, at Fair Value	$—	$—	$316,578	$316,578
Convertible Preferred Stock Warrant Liability	—	—	187,317	187,317
Loan Trailing Fee Liability (Note 10)	—	—	2,938	2,938
Credit Card servicing obligation liability (Note 5)	—	—	8,836	8,836
Total Liabilities	$—	$—	$515,669	$515,669

December 31, 2023	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Loans Held for Sale at Fair Value	$—	$—	$161,501	$161,501
Borrower Loans, at Fair Value	—	—	545,038	545,038
SOFR rate swaption (Note 11)	—	90	—	90
Servicing Assets	—	—	12,249	12,249
Credit Card Derivative (Note 5)	$—	$—	36,848	36,848
Total Assets	$—	$90	$755,636	$755,726
Liabilities:
Notes, at Fair Value	$—	$—	$321,966	$321,966
Convertible Preferred Stock Warrant Liability	—	—	215,041	215,041
Loan Trailing Fee Liability (Note 10)	—	—	2,942	2,942
Credit Card servicing obligation liability (Note 5)	$—	$—	9,732	9,732
Total Liabilities	$—	$—	$549,681	$549,681

As PMI’s Borrower Loans, Loans Held for Sale, Notes, Convertible Preferred Stock Warrant Liability, Servicing Assets and Liability, Credit Card Derivative, Credit Card servicing obligation liability and loan trailing fee liability do not trade in an active market with readily observable prices, the Company uses significant unobservable inputs to measure the fair value of these assets and liabilities. Financial instruments are categorized in the Level 3 valuation hierarchy based on the significance of unobservable factors in the overall fair value measurement. These fair value estimates may also include observable, actively quoted components derived from external sources. As a result, gains and losses for assets and liabilities within the Level 3 category may include changes in fair value that were attributable to both observable and unobservable inputs. Prosper did not transfer any assets or liabilities in or out of Level 3 for the three months ended March 31, 2024 and 2023.

Significant Unobservable Inputs
The following tables present quantitative information about the ranges of significant unobservable inputs used for the Company’s Level 3 fair value measurements at March 31, 2024 and December 31, 2023:

Range
Borrower Loans, Loans Held for Sale and Notes:	March 31, 2024	December 31, 2023
Discount rate	5.4% - 11.1%	5.4% - 8.1%
Default rate	2.9% - 24.3%	3.2% - 23.6%

Range
Servicing Assets:	March 31, 2024	December 31, 2023
Discount rate	15.0% - 25.0%	15.0% - 25.0%
Default rate	2.5% - 24.4%	2.8% - 23.6%
Prepayment rate	6.2% - 30.5%	6.1% - 30.6%
Market servicing rate (1) (2)	0.633% - 0.842%	0.633% - 0.842%
(1) Servicing assets associated with loans enrolled in a relief program offered by the Company as of March 31, 2024 and December 31, 2023 were measured using a market servicing rate assumption of 84.2 basis points. This rate was estimated using a multiplier consistent with observable market rates for other loan types, applied to the base market servicing rate assumption.
(2) Excludes collection fees that would be passed on to a hypothetical third-party servicer. As of March 31, 2024 and December 31, 2023, the market rate for collection fees and non-sufficient fund fees was assumed to be 6 basis points and 5 basis points, respectively, for a total market servicing rate range of 69.3 - 90.2 basis points and 68.3 - 89.2 basis points, respectively.

Range
Loan Trailing Fee Liability:	March 31, 2024	December 31, 2023
Discount rate	15.0% - 25.0%	15.0% - 25.0%
Default rate	2.5% - 24.4%	2.8% - 23.6%
Prepayment rate	6.2% - 30.5%	6.1% - 30.6%

Ranges of inputs are not applied to the Credit Card Derivative and Credit Card servicing obligation liability, as they are valued at the portfolio level. Refer below for a summary of the significant unobservable inputs associated with those Level 3 fair value measurements.
At March 31, 2024 and December 31, 2023, the discounted cash flow methodology used to estimate the Notes fair values used the same projected cash flows as the related Borrower Loans.
Changes in Level 3 Fair Value Assets and Liabilities on a Recurring Basis
The following tables present additional information about Level 3 Borrower Loans, Loans Held for Sale and Notes measured at fair value on a recurring basis (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets		Liabilities
	Borrower Loans	Loans Held For Sale	Notes	Total
Balance at January 1, 2024	$545,038	$161,501	$(321,966)	$384,573
Purchase of Borrower Loans/Issuance of Notes	51,854	487,830	(49,589)	490,095
Principal repayments	(77,762)	(22,554)	49,806	(50,510)
Borrower Loans sold to third parties	(1,490)	(488,522)	—	(490,012)
Other changes	(310)	(303)	300	(313)
Change in fair value	(8,819)	(2,263)	4,871	(6,211)
Transfer of Loans Held for Sale to Borrower Loans upon PMIT 2024-1 Transaction, at Fair Value	135,689	(135,689)	—	—
Balance at March 31, 2024	$644,200	$—	$(316,578)	$327,622

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets		Liabilities
	Borrower Loans	Loans Held for Sale	Notes	Total
Balance at January 1, 2023	$320,642	$499,765	$(318,704)	$501,703
Purchase of Borrower Loans/Issuance of Notes	63,909	569,802	(62,643)	571,068
Principal repayments	(45,487)	(63,501)	46,283	(62,705)
Borrower Loans sold to third parties	(953)	(444,268)	—	(445,221)
Other changes	105	762	(51)	816
Change in fair value	(7,809)	(9,465)	7,429	(9,845)
Balance at March 31, 2023	$330,407	$553,095	$(327,686)	$555,816
The following tables present additional information about Level 3 Servicing Assets measured at fair value on a recurring basis for the three month periods ending March 31, 2024 and 2023 (in thousands):

Servicing Assets
Balance at January 1, 2024	$12,249
Additions	2,504
Less: Changes in fair value	(2,217)
Balance at March 31, 2024	$12,536

Servicing Assets
Balance at January 1, 2023	$12,562
Additions	2,313
Less: Changes in fair value	(2,159)
Balance at March 31, 2023	$12,716
The following tables present additional information about the Level 3 Credit Card derivative measured at fair value on a recurring basis for the three month periods ending March 31, 2024 and 2023 (in thousands):

Credit Card Derivative
Balance at January 1, 2024	$36,848
Change in fair value	9,069
Balance at March 31, 2024	$45,917

Credit Card Derivative
Balance at January 1, 2023	$10,782
Change in fair value	6,101
Balance at March 31, 2023	$16,883
The following tables present additional information about the Level 3 Credit Card servicing obligation liability (a component of “Other Liabilities” on the consolidated balance sheets) measured at fair value on a recurring basis for the three month periods ending March 31, 2024 and 2023 (in thousands):

Credit Card Servicing Obligation Liability
Fair Value at January 1, 2024	$9,732
Change in fair value	(896)
Balance at March 31, 2024	$8,836

Credit Card Servicing Obligation Liability
Fair Value at January 1, 2023	$3,720
Change in fair value	906
Balance at March 31, 2023	$4,626

The following tables present additional information about the Level 3 Convertible Preferred Stock Warrant Liability measured at fair value on a recurring basis for the three month periods ending March 31, 2024 and 2023 (in thousands):

Convertible Preferred Stock Warrant Liability
Balance as of January 1, 2024	$215,041
Change in fair value	(27,724)
Balance as of March 31, 2024	$187,317

Convertible Preferred Stock Warrant Liability
Balance as of January 1, 2023	$166,346
Change in fair value	(4,265)
Balance as of March 31, 2023	$162,081
Loan Trailing Fee
The fair value of the Loan Trailing Fee represents the present value of the expected monthly Loan Trailing Fee payments, which takes into consideration certain assumptions related to expected prepayment rates and default rates using a discounted cash flow model. The assumptions used are the same as those used for the valuation of Servicing Assets, as described below.
The following tables present additional information about the Level 3 Loan Trailing Fee Liability measured at fair value on a recurring basis for the three month periods ending March 31, 2024 and 2023 (in thousands):

Loan Trailing Fee Liability
Balance at January 1, 2024	$2,942
Issuances	488
Cash Payment of Loan Trailing Fee	(660)
Change in Fair Value	168
Balance at March 31, 2024	$2,938

Loan Trailing Fee Liability
Balance at January 1, 2023	$3,290
Issuances	589
Cash Payment of Loan Trailing Fee	(708)
Change in Fair Value	137
Balance at March 31, 2023	$3,308
Significant Recurring Level 3 Fair Value Input Sensitivity
Key economic assumptions and the sensitivity of the fair value to immediate changes in those assumptions at March 31, 2024 and December 31, 2023 for Borrower Loans and Loans Held for Sale are presented in the following table (in thousands, except percentages).

Borrower Loans and Loans Held for Sale	March 31, 2024	December 31, 2023
Fair value, using the following assumptions:	$644,200	$706,539
Weighted-average discount rate	7.59%	6.88%
Weighted-average default rate	11.41%	12.44%

Fair value resulting from:
100 basis point increase in discount rate	$638,091	$699,770
200 basis point increase in discount rate	$632,130	$693,167
Fair value resulting from:
100 basis point decrease in discount rate	$650,462	$713,481
200 basis point decrease in discount rate	$656,884	$720,601

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$636,336	$696,510
Applying a 1.2 multiplier to default rate	$628,517	$686,586
Fair value resulting from:
Applying a 0.9 multiplier to default rate	$652,106	$716,671
Applying a 0.8 multiplier to default rate	$660,058	$726,910

Key economic assumptions and the sensitivity of the fair value to immediate changes in those assumptions at March 31, 2024 and December 31, 2023 for Notes are presented in the following table (in thousands, except percentages).

Notes	March 31, 2024	December 31, 2023
Fair value, using the following assumptions:	$316,578	$321,966
Weighted-average discount rate	7.31%	6.55%
Weighted-average default rate	13.03%	14.21%

Fair value resulting from:
100 basis point increase in discount rate	$313,572	$318,877
200 basis point increase in discount rate	$310,638	$315,863
Fair value resulting from:
100 basis point decrease in discount rate	$319,660	$325,134
200 basis point decrease in discount rate	$322,820	$328,384

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$312,678	$317,359
Applying a 1.2 multiplier to default rate	$308,800	$312,800
Fair value resulting from:
Applying a 0.9 multiplier to default rate	$320,499	$326,621
Applying a 0.8 multiplier to default rate	$324,443	$331,325

Key economic assumptions and the sensitivity of the fair value to immediate changes in those assumptions at March 31, 2024 and December 31, 2023 for Servicing Assets is presented in the following table (in thousands, except percentages).

Servicing Assets	March 31, 2024	December 31, 2023
Fair value, using the following assumptions	$12,536	$12,249
Weighted-average market servicing rate	0.65%	0.65%
Weighted-average prepayment rate	19.41%	19.55%
Weighted-average default rate	13.93%	15.25%

Fair value resulting from:
Market servicing rate increase of 0.025%	$11,737	$11,475
Market servicing rate decrease of 0.025%	$13,335	$13,023

Fair value resulting from:
Applying a 1.1 multiplier to prepayment rate	$12,250	$11,969
Applying a 0.9 multiplier to prepayment rate	$12,827	$12,533

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$12,280	$11,998
Applying a 0.9 multiplier to default rate	$12,794	$12,503

Key economic assumptions and the sensitivity of the fair value to immediate changes in those assumptions at March 31, 2024 and December 31, 2023 for the Credit Card Derivative is presented in the following table (in thousands, except percentages).

Credit Card Derivative	March 31, 2024	December 31, 2023
Fair value, based on the following notional amount and rate assumptions:	$45,917	$36,848
Prosper Credit Card portfolio	315,324	286,284
Discount rate on Prosper Allocations	23.53%	23.19%
Discount rate on Coastal Program Fee (1)	23.53%	7.41%
Prepayment rate applied to Credit Card portfolio	8.64%	8.14%
Default rate applied to Credit Card portfolio	15.26%	14.36%

Fair value resulting from:
100 basis point increase in both discount rates	$45,306	$36,452
200 basis point increase in both discount rates	$44,712	$36,065
Fair value resulting from:
100 basis point decrease in both discount rates	$46,547	$37,253
200 basis point decrease in both discount rates	$47,195	$37,668

Fair value resulting from:
Applying a 1.1 multiplier to prepayment rate	$45,244	$36,374
Applying a 0.9 multiplier to prepayment rate	$46,600	$37,328

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$36,645	$29,659
Applying a 0.9 multiplier to default rate	$55,499	$44,256
(1) Refer to Change in Estimate section below.

Key economic assumptions and the sensitivity of the fair value to immediate changes in those assumptions at March 31, 2024 and December 31, 2023 for Credit Card servicing obligation liability is presented in the following table (in thousands, except percentages).

Credit Card servicing obligation liability:	March 31, 2024	December 31, 2023
Fair value, using the following assumptions:	$8,836	$9,732
Discount rate on Credit Card portfolio servicing obligation (1)	23.53%	7.41%
Prepayment rate applied to Credit Card portfolio	8.64%	8.14%
Default rate applied to Credit Card portfolio	15.26%	14.36%
Market servicing rate	2.00%	2.00%

Fair value resulting from:
Market servicing rate increase of 0.10%	$9,294	$10,253
Market servicing rate decrease of 0.10%	$8,377	$9,213

Fair value resulting from:
Applying a 1.1 multiplier to prepayment rate	$8,733	$9,609
Applying a 0.9 multiplier to prepayment rate	$8,939	$9,858

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$8,628	$9,487
Applying a 0.9 multiplier to default rate	$9,047	$9,984
(1) Refer to Change in Estimate section below.
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
Change in Estimate
Effective March 31, 2024, the Company applied a single discount rate to all of the projected cash flows that comprise the Credit Card Derivative and Credit Card servicing obligation liability, in order to better align with how PMI believes a market participant would estimate the fair value of those cash flows. This single discount rate reflects the expected market rate of return from an investment in residual cash flows derived from a credit card portfolio. Previously, separate discount rates were applied to different cash flows reflecting assumptions around counterparty credit risk. The effect of this change in estimate increased the Credit Card Derivative by $7.3 million and reduced the Credit Card servicing obligation by $1.9 million as of March 31, 2024. Accordingly, it increased Total Net Revenue and Net Income by $9.2 million for the three months ended March 31, 2024.

Assets and Liabilities Not Recorded at Fair Value
The following table presents the fair value hierarchy for assets, and liabilities not recorded at fair value (in thousands):

March 31, 2024	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Cash and Cash Equivalents	$30,297	$30,297	$—	$—	$30,297
Restricted Cash - Cash and Cash Equivalents	105,878	105,878	—	—	105,878
Restricted Cash - Certificates of Deposit	3,028	—	3,028	—	3,028
Accounts Receivable	7,754	—	7,754	—	7,754
Total Assets	$146,957	$136,175	$10,782	$—	$146,957
Liabilities:
Accounts Payable and Accrued Liabilities	$52,375	$—	$52,375	$—	$52,375
Payable to Investors	76,063	—	76,063	—	76,063
Notes Issued by Securitization Trust	319,159	—	320,358	—	320,358
Term Loan (Note 11)	75,827	—	78,259	—	78,259
Total Liabilities	$523,424	$—	$527,055	$—	$527,055

December 31, 2023	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Cash and Cash Equivalents	$34,970	$34,970	$—	$—	$34,970
Restricted Cash - Cash and Cash Equivalents	117,270	117,270	—	—	117,270
Restricted Cash - Certificates of Deposit	3,028	—	3,028	—	3,028
Accounts Receivable	7,523	—	7,523	—	7,523
Total Assets	$162,791	$152,240	$10,551	$—	$162,791
Liabilities:
Accounts Payable and Accrued Liabilities	$40,906	$—	$40,906	$—	$40,906
Payable to Investors	86,732	—	86,732	—	86,732
Notes Issued by Securitization Trust	214,798	—	208,005	—	208,005
Warehouse Lines	160,207	—	157,972	—	157,972
Term Loan (Note 11)	75,313	—	77,837	—	77,837
Total Liabilities	$577,956	$—	$571,452	$—	$571,452

The estimated fair values of Cash and Cash Equivalents, Restricted Cash, Accounts Receivable, Accounts Payable and Accrued Liabilities and Payable to Investors approximate their carrying values because of their short-term nature.

9. Goodwill and Other Intangible Assets, Net
Goodwill
Prosper’s goodwill balance of $36.4 million at December 31, 2023 did not change during the three months ended March 31, 2024. The Company recorded no goodwill impairment for the three months ended March 31, 2024 and 2023.
Other Intangible Assets
The following table presents the detail of other intangible assets subject to amortization as of the following date (dollars in thousands):

	March 31, 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Remaining Useful Life (In Years)
Developed technology	$3,060	$(3,060)	$—	—
User base and customer relationships	5,050	(4,986)	64	1.1
Brand name	60	(60)	—	—
Total Intangible Assets subject to amortization	$8,170	$(8,106)	$64

Prosper’s intangible asset balance was $0.1 million and $0.1 million at March 31, 2024 and December 31, 2023, respectively. The user base and customer relationships intangible assets are being amortized on an accelerated basis over a three-to-ten year period. Amortization expense for the three months ended March 31, 2024 and 2023 was not material, and the remaining balance of intangible assets is expected to be fully amortized in 2024.

10. Other Liabilities
Other Liabilities consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Operating lease liabilities (Note 16)	$14,053	$14,431
Credit Card servicing obligation liability (Note 5)	8,836	9,732
Deferred revenue	6,652	6,373
Loan trailing fee liability	2,938	2,942
Deferred income tax liability	721	721
Other	828	1,060
Total Other Liabilities	$34,028	$35,259

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
In addition, the Credit Agreement contains certain financial covenants with which the Company must remain in compliance as of the last business day of each month during the life of the Term Loan:
•a minimum tangible net worth
•a minimum net liquidity
•a maximum leverage ratio
•a minimum asset coverage ratio
The Company is in compliance with all covenants as of March 31, 2024, as well as applicable monthly periods for the quarter then ended.
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
Prosper Warehouse Trust Agreements
Prosper’s consolidated warehouse VIEs, PWIT and PWIIT (together, the “Warehouse VIEs”), each entered into an agreement (together, the “Warehouse Agreements”) with certain lenders for committed revolving lines of credit (“Warehouse Lines”) during 2018 and 2019, respectively. In connection with the Warehouse Agreements, the Warehouse VIEs each entered into a security agreement with a bank as administrative agent and a national banking association as collateral trustee and paying agent. Proceeds under the Warehouse Lines could only be used to purchase certain unsecured consumer loans and related rights and documents from Prosper and to pay fees and expenses related to the Warehouse Lines. Both Warehouse VIEs are consolidated because Prosper is the primary beneficiary of the VIEs. The assets of the VIEs can be used only to settle obligations of the VIEs. Additionally, the creditors of the Warehouse Lines have no recourse to the general credit of Prosper. The loans held in the Warehouse VIEs are included in Loans Held for Sale, at Fair Value and Warehouse Lines are in Warehouse Lines in the condensed consolidated balance sheets.
Both Warehouse Agreements contained certain covenants including restrictions on each Warehouse VIE's ability to incur indebtedness, pledge assets, merge or consolidate and enter into certain affiliate transactions. Each Warehouse Agreement also required Prosper to maintain a minimum tangible net worth of $25 million, minimum net liquidity of $15 million and a maximum leverage ratio of 5:1. Tangible net worth is defined as the sum of (i) (A) Convertible Preferred Stock, (B) total Stockholders’ Deficit and (C) Convertible Preferred Stock Warrant Liability, less the sum of (ii) (A) goodwill and (B) intangible assets. Net liquidity is defined as the sum of cash, cash equivalents and Available for Sale Investments. The leverage ratio is defined as the ratio of total consolidated indebtedness other than non-recourse securitization indebtedness, non-recourse or limited recourse warehouse indebtedness and borrower dependent notes, to tangible net worth. Through the dates of termination of each Warehouse Line, as discussed below, the Company was not in violation of any of these covenants.
PWIT Warehouse Line

On January 19, 2018, through PWIT, Prosper entered into a Warehouse Agreement for a Warehouse Line with a national banking association for a committed line of credit of $100 million. The PWIT Warehouse Agreement was subsequently amended in June 2018, June 2019, and May 2021, the cumulative impact of which was to increase the committed line of credit to $200 million, adjust the interest rate and unused commitment fee, expand the eligibility criteria for unsecured consumer loans that could be financed through the PWIT Warehouse Line and extend the term of the Warehouse Agreement.
On May 5, 2023, PMI further amended its PWIT Warehouse Line (“PWIT 2023 Extension”). The PWIT 2023 Extension increased the maximum borrowing amount from $200 million to $244 million, consisting of a $200 million Class A loan with the existing PWIT Warehouse Line national banking association and a $44 million Class B loan with an asset manager. Under the PWIT 2023 Extension, the total advance rate was 91.5% and proceeds of loans purchased through the PWIT Warehouse Line could be borrowed, repaid and reborrowed until the earlier of June 20, 2024 or the occurrence of any accelerated amortization event or event of default. Repayment on any outstanding proceeds would be made over a 12-month period ending June 20, 2025, excluding the occurrence of any accelerated amortization event or event of default. Under the PWIT 2023 Extension, the Class A loan bore interest at a rate of one-month SOFR, plus a spread of 2.75% per annum, while the Class B loan bore interest at a rate of one-month SOFR, plus a spread of 8.50% per annum. Additionally, until June 20, 2024, both loans bore a daily unused commitment fee of 0.50% per annum on the undrawn portion available under each respective loan.
In the fourth quarter of 2023, a loan performance ratio under the Warehouse Agreement was exceeded which resulted in the PWIT Warehouse Line entering accelerated amortization. While in accelerated amortization, all loan collections were applied against the outstanding balance of the PWIT Warehouse Line, and the Company was unable to utilize the undrawn portion. In addition, there was a 1% per annum step-up fee on the outstanding balance. On January 22, 2024, the Company executed an amendment to the PWIT Warehouse Agreement, under which previous breaches of loan performance ratios were waived, the loan performance ratios were revised going forward, and the step-up fee was waived until June 30, 2024. Additionally, the advance rate under the PWIT Warehouse Line was to gradually decrease by 1% on a monthly basis through June 2024, until it was reduced to 86.5%.
In conjunction with the PMIT 2024-1 securitization (see Note 7, Securitizations), the entire portfolio of Loans Held for Sale in the PWIT Warehouse Line, with an unpaid principal balance of $142.5 million as of March 28, 2024, was transferred to either the PMIT 2024-1 Transaction or PFL, as follows: $138.0 million of those Borrower Loans were contributed into the securitization trust through a depositor, and the remaining $4.5 million consisted of loans ineligible for securitization and were transferred to PFL through an equity contribution. Proceeds from the sale of these loans were used to pay down the outstanding principal and interest on the PWIT Warehouse Line of $130.4 million, and the PWIT Warehouse line was terminated at that time. Remaining proceeds, net of transaction expenses, following the securitization transaction were transferred to PMI. As a result of the termination of the PWIT Warehouse Line, deferred and unamortized debt issuance costs of $0.7 million were immediately amortized into interest expense.
Prosper maintained a swaption to limit the Company's exposure to increases in SOFR on up to $185.0 million of borrowings under the PWIT Warehouse Line. The swaption was recorded on the consolidated balance sheets at fair value in “Prepaids and Other Assets.” Any changes in the fair value were recorded in the “Change in Fair Value of Financial Instruments” on the condensed consolidated statement of operations. The swaption was terminated on March 28, 2024 upon repayment and termination of the PWIT Warehouse Line in conjunction with the PMIT 2024-1 securitization. The change in fair value of the swaption was immaterial for the three months ended March 31, 2024 and a loss of $0.5 million for the corresponding period in 2023.
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

In conjunction with the PMIT 2023-1 securitization (see Note 7, Securitizations), the entire portfolio of Loans Held for Sale in the PWIIT Warehouse Line, with an unpaid principal balance of $273.8 million as of September 25, 2023, was transferred to either the PMIT 2023-1 securitization or PFL, as follows: $266.1 million of those Borrower Loans were contributed into the securitization trust through a depositor, and the remaining $7.7 million consisted of loans ineligible for securitization and were transferred to PFL through an equity contribution. Proceeds from the sale of these loans were used to pay down the outstanding principal and interest on the PWIIT Warehouse Line of $224.0 million, and the PWIIT Warehouse line was terminated at that time. Remaining proceeds, net of transaction expenses, following the securitization transaction were transferred to PMI. As a result of the termination of the PWIIT Warehouse Line, deferred and unamortized debt issuance costs of $1.9 million were immediately amortized into interest expense.
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
All participating securities are excluded from basic weighted-average common shares outstanding. Prior to any conversion to common shares, each series of Prosper’s Convertible Preferred Stock is entitled to participate on an if-converted basis in distributions of earnings, when and if declared by the board of directors, that are made to common stockholders and consequently, these shares were considered participating securities. During the three months ended March 31, 2024 and 2023, certain shares issued as a result of the early exercise of stock options which are subject to a repurchase right by PMI were entitled to receive non-forfeitable dividends during the vesting period and consequently, are considered participating securities.
Basic and diluted net income (loss) per share were calculated as follows for the periods presented (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net Income (Loss)	$22,295	$(9,090)
Less: Net Income Allocated to Participating Securities	(14,707)	—
Net Income (Loss) Attributable to Common Stockholders	$7,588	$(9,090)
Denominator:
Weighted average shares used in computing basic net income (loss) per share	77,070,847	75,187,033
Effect of dilutive securities:
Stock options	48,443,891	—
Warrants	391,431	—
Convertible preferred stock warrants	213,264,845	—
Weighted-average shares used in computing diluted net income (loss) per share	339,171,014	75,187,033
Net Income (Loss) Per Share – Basic	$0.10	$(0.12)
Net Income (Loss) Per Share – Diluted	$0.02	$(0.12)

The following common stock equivalents were excluded from the computation of diluted net income (loss) per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended March 31,
	2024	2023
	(shares)	(shares)
Excluded securities:
Convertible preferred stock issued and outstanding, excluding shares held by consolidated VIE	158,365,655	158,365,655
Stock options issued and outstanding	32,923,114	78,133,890
Warrants issued and outstanding	688,918	1,080,349
Series E-1 convertible preferred stock warrants	—	35,544,141
Series F convertible preferred stock warrants	—	177,720,704
Total common stock equivalents excluded from diluted net income (loss) per common share computation	191,977,687	450,844,739

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
The number of authorized, issued and outstanding shares, their par value and liquidation preference for each series of convertible preferred stock as of March 31, 2024 are disclosed in the table below (amounts in thousands except share and par value amounts):

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

Convertible Preferred Stock Warrant Liability
Series E-1 Warrants
In connection with the Settlement and Release Agreement dated November 17, 2016 among PMI, its wholly owned subsidiary Prosper Funding LLC (“PFL”) and Colchis, on December 16, 2016, PMI issued the First Series E-1 Warrant for 20,267,135 shares of Series E-1 convertible preferred stock. The Second Series E-1 Warrant for an additional 15,277,006 shares of Series E-1 convertible preferred stock was granted on the signing of the Consortium Purchase Agreement (as described in Note 13 of PMI’s 10-K for the year ended December 31, 2023) on February 27, 2017. The Series E-1 warrants have an exercise price of $0.01 per share and expire ten years from the date of issuance. For the three months ended March 31, 2024 and 2023, Prosper recognized $4.6 million and $0.7 million of income, respectively, from the re-measurement of the fair value of the warrants. The income or expense resulted from the remeasurement of the fair value of the warrants is recorded in Change in Fair Value of Convertible Preferred Stock Warrants on the condensed consolidated statements of operations.
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
The Company determined the fair value of the outstanding Series E-1 preferred stock warrants utilizing the following assumptions as of the following dates:

	March 31, 2024	December 31, 2023
Volatility	65.0%	66.0%
Risk-free interest rate	4.40%	4.10%
Expected term (in years)	2.75	2.75
Dividend yield	—%	—%

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
Risk-Free Interest Rate: The risk-free interest rate is based on the U.S. Treasury yield in effect as of March 31, 2024, and for zero coupon U.S. Treasury notes with maturities approximately equal to the term of the warrant.
Expected Term: The expected term is the period of time for which the warrants are expected to be outstanding.
Dividend Yield: The expected dividend assumption is based on the Company’s current expectations about the Company’s anticipated dividend policy.
Series F Warrants
In connection with the Consortium Purchase Agreement on February 27, 2017, PMI issued warrants to purchase up to 177,720,706 shares of PMI's Series F convertible preferred stock at $0.01 per share. The warrants expire ten years from the date of issuance. For the three months ended March 31, 2024 and 2023, Prosper recognized $23.1 million and $3.6 million of income, respectively, from the re-measurement of the fair value of the warrants. The income or expense resulting from changes in the fair value of the warrant is recorded through Change in Fair Value of Convertible Preferred Stock Warrants on the condensed consolidated statements of operations.
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
The Company determined the fair value of the outstanding Series F Warrants utilizing the following assumptions as of the following dates:

	March 31, 2024	December 31, 2023
Volatility	65.0%	66.0%
Risk-free interest rate	4.40%	4.10%
Expected term (in years)	2.75	2.75
Dividend yield	—%	—%

The above assumptions were determined using the same criteria described above for the Series E-1 Warrants.
The combined activity of the Convertible Preferred Stock Warrant Liability for the three months ended March 31, 2024 and 2023 are presented in Note 8, Fair Value of Assets and Liabilities. Starting with the Series E and F Warrant valuations prepared as of September 30, 2023, due to a change in methodology, the Company removed the discount for lack of marketability that was previously applied to the Black-Scholes option pricing valuation. If a discount for lack of marketability was applied to the valuation as of March 31, 2024, it would reduce the Convertible Preferred Stock Warrant Liability by approximately $36.4 million.
Common Stock
PMI, through its Amended and Restated Certificate of Incorporation, is the sole issuer of common stock and related options, RSUs and warrants. On February 16, 2016, PMI amended and restated its Certificate of Incorporation to, among other things, effect a 5-for-1 forward stock split. On September 20, 2017, PMI further amended its Amended and Restated Certificate of Incorporation to increase the number of shares of common stock authorized for issuance. The total number of shares of stock which PMI has the authority to issue is 1,069,760,848, consisting of 625,000,000 shares of common stock, $0.01 par value per share, and 444,760,848 shares of preferred stock, $0.01 par value per share. As described above, the Company repurchased 2,196,665 shares of Common Stock on December 23, 2019. As of March 31, 2024, 78,112,888 shares of common stock were issued and 77,176,953 shares of common stock were outstanding. As of December 31, 2023, 77,861,329 shares of common stock were issued and 76,925,394 shares of common stock were outstanding. Each holder of common stock is entitled to one vote for each share of common stock held.
Common Stock Issued upon Exercise of Stock Options
For the three months ended March 31, 2024, PMI issued 251,559 shares of common stock upon the exercise of vested options for cash proceeds of $8 thousand.
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

Stock Option Activity
Stock option activity under the 2005 Plan and 2015 Plan is summarized for the three months ended March 31, 2024 below:

	Options Issued and Outstanding	Weighted Average Exercise Price
Balance as of January 1, 2024	82,113,271	$0.15
Options issued	3,854,515	$0.40
Options exercised	(251,559)	$0.03
Options forfeited	(2,382,025)	$0.18
Options expired	(15,000)	$0.02
Balance as of March 31, 2024	83,319,202	$0.16
Options vested and expected to vest as of March 31, 2024	76,528,968	$0.16
Options vested and exercisable as of March 31, 2024	60,750,156	$0.09
Other Information Regarding Stock Options
The weighted-average remaining contractual term for options outstanding as of March 31, 2024 is 5.65 years.
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
The fair value of PMI’s stock option awards granted during the three months ended March 31, 2024 and 2023 was estimated at the date of grant using the Black-Scholes model with the following average assumptions:

	Three Months Ended March 31,
	2024	2023
Volatility of common stock	66.30%	66.69%
Risk-free interest rate	4.17%	3.67%
Expected life (in years)	6.0 years	6.0 years
Dividend yield	—%	—%
Restricted Stock Unit Activity
In previous years, PMI granted RSUs to certain employees that are subject to three-year or four-year vesting terms and the occurrence of a liquidity event.

The following table summarizes the number of PMI’s RSU activity for three months ended March 31, 2024:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2024	2,574,633	$1.03
Forfeited	(9,500)	$2.18
Unvested at March 31, 2024	2,565,133	$1.02
Share Based Compensation
The following table presents the amount of stock-based compensation related to stock-based awards granted to employees recognized in Prosper’s condensed consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023
Origination and servicing	$19	$21
Sales and marketing	113	36
General and administrative	260	311
Total stock-based compensation	$392	$368

As of March 31, 2024, the unamortized stock-based compensation expense, adjusted for forfeiture estimates, related to unvested stock-based awards was approximately $3.0 million, which will be recognized over a remaining weighted-average vesting period of approximately 2.6 years.
15. Income Taxes
For the three months ended March 31, 2024 and 2023, PMI recognized $26 thousand and $70 thousand of income tax expense, respectively. The income tax expense relates to state income tax expense and the amortization of tax deductible goodwill which gives rise to an indefinite-lived deferred tax liability. No other income tax expense or benefit was recorded for the three month periods ended March 31, 2024 and 2023 due to a full valuation allowance recorded against the Company’s deferred tax assets.
Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize our existing deferred tax assets. On the basis of this evaluation, it is not more likely than not that our deferred tax assets will be realized and therefore a full valuation allowance has been recorded.
16. Leases
Prosper has operating leases for corporate offices and a data center. These leases have remaining lease terms of less than one year to approximately five years. Some of the lease agreements include options to extend the lease term for up to an additional five years. Rental expense under operating lease arrangements was $1.0 million and $1.1 million for the three months ended March 31, 2024 and 2023. Additionally, Prosper subleases certain leased office space to third parties when it determines there is excess leased capacity. Sublease income from operating lease arrangements was $0.1 million and $0.2 million for the three months ended March 31, 2024 and 2023.
Operating Lease Right-of-Use (“ROU”) Assets
The following table summarizes the operating lease right-of-use assets as of March 31, 2024, which are included in “Property and Equipment, Net” on the condensed consolidated balance sheets.

	March 31, 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
ROU Assets - Office buildings	$22,690	$12,347	$10,343

No impairment charge was identified for the three months ended March 31, 2024 and 2023.
In March 2024, the Company entered into an amendment to its Phoenix office lease, the most prominent impact of which was to extend the lease term for an additional period through October 2029. As a result of this lease modification, the Company recorded additional ROU operating lease assets and liabilities of $0.3 million.
Lease Liabilities
Future maturities of operating lease liabilities as of March 31, 2024 were as follows (in thousands). The present value of the future minimum lease payments represents our operating lease liabilities as of March 31, 2024 and are included in "Other Liabilities" on the condensed consolidated balance sheets.

March 31, 2024
Remainder of 2024	$3,181
2025	4,247
2026	4,648
2027	3,834
2028	1,948
Thereafter	411
Total future minimum lease payments	$18,269
Less imputed interest	(4,216)
Present value of future minimum lease payments	$14,053
Because the rate implicit in each lease is not readily determinable, we use our incremental borrowing rate to determine the present value of the lease payments. Other information related to leases was as follows (dollars in thousands):

March 31, 2024
Weighted average remaining lease term (in years)	4.07 years
Weighted average discount rate	12.50%

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
Operating Commitments
PMI, along with PFL, and WebBank have entered into: (i) an Asset Sale Agreement, dated July 1, 2016, between PFL and WebBank, as most recently amended by a Seventh Amendment dated February 28, 2024 (as amended, the “Sale Agreement”); (ii) the Marketing Agreement, dated July 1, 2016, between PMI and WebBank, as most recently amended by a Seventh Amendment dated February 28, 2024 (as amended, the “Marketing Agreement”); and (iii) the Stand By Purchase Agreement, dated July 1, 2016, between PMI and WebBank, as most recently amended by a Fourth Amendment dated February 28, 2024 (as amended, the “Purchase Agreement” and, collectively with the Sale Agreement and the Marketing Agreement, the “Origination and Sale Agreements”). Under the Origination and Sale Agreements, all Borrower Loans originated through the marketplace are made by WebBank under its bank charter.
The Origination and Sale Agreements contain terms through February 1, 2027. Prosper is required, under the Origination and Sale Agreements, to maintain certain collateral requirements. In addition, pursuant to the Marketing Agreement, the marketing fee that Prosper receives in connection with the origination of each loan is partially reduced by an amount (the “Designated Amount”) calculated as a percentage of the principal amount of such loan based on the aggregate principal amount of loans originated for the applicable month. To the extent the aggregate Designated Amount for all loans originated during any month is less than $100,000 through February 1, 2027, Prosper is required to pay WebBank an amount equal to such deficiency. Accordingly, the minimum fee is $0.9 million for the remaining nine months of 2024, $1.2 million in 2025, $1.2 million in 2026 and $0.1 million in 2027.
Additionally, under the Origination and Sale Agreements, Prosper is required to maintain a minimum net liquidity of $15.0 million at all times during the term of the agreement. Net liquidity is defined as the sum of Cash, Cash Equivalents and Available for Sale Investments. Violation of this covenant can result in termination of the contract with WebBank. As of March 31, 2024, the Company was in compliance with the covenant.
Transaction Fee Refunds
Prosper assumes WebBank’s liability under Utah law to refund the pro-rated amount of any transaction fees collected in excess of 5%, in the event the underlying borrower prepays the loan before full maturity. The Company has accrued $3.9 million and $1.6 million as of March 31, 2024 and December 31, 2023, respectively, related to anticipated future refunds under this obligation.
Loan Purchase Commitments
Prosper entered into an agreement with WebBank to purchase $15.0 million of Borrower Loans that WebBank originated during the last two business days of the quarter ended March 31, 2024. Prosper will purchase these Borrower Loans within the first two business days of the quarter ending June 30, 2024.
Repurchase Obligation
Under the terms of the loan purchase agreements between Prosper and investors that participate in the Whole Loan Channel, Prosper may, in certain circumstances, become obligated to repurchase a Borrower Loan from an investor. Generally, these circumstances include the occurrence of verifiable identity theft, the failure to properly follow personal loan listing or bidding protocols or a violation of the applicable federal, state or local lending laws. Prosper recognizes a liability at fair value for the repurchase obligation when the Borrower Loans are sold. The fair value of the repurchase obligation is estimated based on historical experience. Repurchased Borrower Loans associated with violations of federal, state or local lending laws or verifiable identity theft are written off at the time of repurchase. The maximum potential amount of future payments associated with this obligation is the outstanding balances of the Borrower Loans issued to third parties through the Whole Loan Channel, which at March 31, 2024 is $3.1 billion. Prosper has accrued $0.4 million and $0.5 million as of March 31, 2024 and December 31, 2023, respectively, in regard to this obligation.
Under the terms of the indenture and investor registration agreement, Prosper may, in certain circumstances, become obligated to either repurchase a Note or indemnify the investor for any losses resulting from nonpayment of a Note purchased in the Retail Channel. The decision to repurchase or indemnify is in Prosper’s sole discretion. These circumstances include, but are not limited to, the occurrence of verifiable identity theft, a technical error in the automated bidding tools which results in the purchase of a Note that does not match the investor’s investment criteria, or situations in which a personal loan listing includes a Prosper Rating that is different from the Prosper Rating that should have appeared in the listing for the corresponding Borrower Loan because either PFL inaccurately input data into, or inaccurately applied, the formula for determining the Prosper Rating and, as a result, the interest of the investor is materially and adversely affected. During the three months ended March 31, 2024 the Company repurchased $0.1 million of Notes under these circumstances, and has agreed to indemnify additional Notes with an unpaid principal balance of $0.7 million as of March 31, 2024.
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
Prosper’s executive officers, directors who are not executive officers, and certain affiliates participate in its marketplace by placing bids and purchasing Notes. The aggregate amount of the Notes purchased and the income earned by parties deemed to be affiliates and related parties of Prosper for the three months ended March 31, 2024 and 2023, as well as the Notes outstanding as of March 31, 2024 and December 31, 2023 are summarized below (in thousands):

	Aggregate Amount of Notes Purchased the Three Months Ended March 31,		Interest Earned on Notes the Three Months Ended March 31,
Related Party	2024	2023	2024	2023
Executive officers and management	$12	$9	$3	$2
Directors (excluding executive officers and management)	—	—	—	—
Total	$12	$9	$3	$2

	Notes Balance as of
Related Party	March 31, 2024	December 31, 2023
Executive officers and management	$64	$64
Directors (excluding executive officers and management)	1	1
Total	$65	$65

19. Significant Concentrations
Prosper is dependent on third-party funding sources such as banks, asset managers, investment funds and Warehouse Lines to provide the funds to allow WebBank to originate Borrower Loans that the third-party funding sources will later purchase. Of all Borrower Loans originated in the three months ended March 31, 2024, five individual third parties purchased 31.3%, 19.3%, 12.1%, 10.3% and 10.3% of all Borrower Loans originated. There were no purchases of such loans by the Company’s VIEs during the three months ended March 31, 2024. For the three months ended March 31, 2023, individual third parties purchased 11.1% and 10.2% of all Borrower Loans originated, and the Company’s Warehouse VIEs purchased 20.0% of such loans.
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

	Three Months Ended March 31, 2024
	Personal Loan	Home Equity	Credit Card	Total
Total Net Revenue	$30,968	$297	$12,228	$43,493
Impact of interest rates on fair value of loans held in consolidated trusts	2,067	—	—	2,067
Accelerated amortization of PWIT debt issuance costs	733	—	—	733
Segment Adjusted Net Revenue	$33,768	$297	$12,228	$46,293

Segment Adjusted EBITDA	$(1,018)	$44	$4,008	$3,034
Depreciation expense:
Origination and Servicing				(2,392)
General and Administration - Other				(488)
Amortization of intangibles				(20)
Stock-based compensation				(392)
Change in Fair Value of Convertible Preferred Stock Warrants				27,724
Impact of interest rates on fair value of loans held in consolidated trusts				(2,067)
Interest income on cash and cash equivalents				875
Interest Expense on Term Loan				(3,220)
Accelerated amortization of PWIT debt issuance costs				(733)
Net Income Before Income Taxes				$22,321

Interest Income (Expense) Included in Segment Adjusted EBITDA
Interest Income on Borrower Loans and Loans Held for Sale	$24,236	$—	$—	$24,236
Interest Expense on Financial Instruments	(21,025)	—	—	(21,025)
Accelerated amortization of PWIT debt issuance costs	733	—	—	733
Total Interest Income, Net	$3,944	$—	$—	$3,944

	Three Months Ended March 31, 2023
	Personal Loan	Home Equity	Credit Card	Total
Total Net Revenue	$33,494	$293	$6,585	$40,372
Impact of interest rates on fair value of loans held in consolidated trusts	1,206	—	—	1,206
Segment Adjusted Net Revenue	$34,700	$293	$6,585	$41,578

Segment Adjusted EBITDA	$(5,281)	$(873)	$(183)	$(6,337)
Depreciation expense:
Origination and Servicing				(2,126)
General and Administration - Other				(624)
Amortization of intangibles				(27)
Stock-based compensation				(368)
Change in Fair Value of Convertible Preferred Stock Warrants				4,265
Impact of interest rates on fair value of loans held in consolidated trusts				(1,206)
Interest income on cash and cash equivalents				355
Interest Expense on Term Loan				(2,952)
Net Income Before Income Taxes				$(9,020)

Interest Income (Expense) Included in Segment Adjusted EBITDA
Interest Income on Borrower Loans and Loans Held for Sale	$29,019	$—	$—	$29,019
Interest Expense on Financial Instruments	(21,159)	—	—	(21,159)
Total Interest Income, Net	$7,860	$—	$—	$7,860

Prosper Funding LLC
Condensed Consolidated Balance Sheets (Unaudited)
(amounts in thousands)

	March 31, 2024	December 31, 2023
Assets:
Cash and Cash Equivalents	$2,220	$3,351
Restricted Cash	79,662	93,688
Borrower Loans, at Fair Value	322,441	324,311
Property and Equipment, Net	10,891	11,641
Servicing Assets	13,785	13,818
Receivable from Related Party	5,323	1,598
Other Assets	216	176
Total Assets	$434,538	$448,583
Liabilities and Member’s Equity:
Accounts Payable and Accrued Liabilities	$11,210	$8,121
Payable to Investors	78,209	88,371
Notes, at Fair Value	316,578	321,966
Other Liabilities	3,376	3,410
Total Liabilities	409,373	421,868
Member's Equity:
Member's Equity	9,998	8,364
Retained Earnings	15,167	18,351
Total Member's Equity	$25,165	$26,715
Total Liabilities and Member's Equity	$434,538	$448,583
The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Funding LLC
Condensed Consolidated Statements of Operations (Unaudited)
(amounts in thousands)

	Three Months Ended March 31,
	2024	2023
Revenues:
Operating Revenues:
Administration Fee Revenue - Related Party	$18,522	$10,243
Servicing Fees, Net	6,508	7,087
Loss on Sale of Borrower Loans	(10,504)	(640)
Other Revenue	182	68
Total Operating Revenues	14,708	16,758
Interest Income on Borrower Loans	12,919	12,349
Interest Expense on Notes	(12,111)	(11,487)
Total Interest Income, Net	808	862
Change in Fair Value of Financial Instruments	(686)	(380)
Total Net Revenues	14,830	17,240
Expenses:
Administration Fee - Related Party	16,128	15,242
Servicing and Other, Net	1,886	1,741
Total Expenses	18,014	16,983
Net (Loss) Income	$(3,184)	$257

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Funding LLC
Condensed Consolidated Statements of Member’s Equity (Unaudited)
(amounts in thousands)

	Member’s Equity	Retained Earnings	Total
Balance as of January 1, 2024	$8,364	$18,351	$26,715
Contribution of Borrower Loans from Parent (Note 4)	1,634	—	1,634
Net Loss	—	(3,184)	(3,184)
Balance as of March 31, 2024	$9,998	$15,167	$25,165

	Member’s Equity	Retained Earnings	Total
Balance as of January 1, 2023	$6,354	$20,417	$26,771
Net Income	—	257	257
Balance as of March 31, 2023	$6,354	$20,674	$27,028

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Funding LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)
(amounts in thousands)

	Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities:
Net (Loss) Income	$(3,184)	$257
Adjustments to Reconcile Net Income to Net Cash Used in Operating Activities:
Change in Fair Value of Financial Instruments	686	380
Other Non-Cash Changes in Borrower Loans, Loans Held for Sale and Notes	(113)	(105)
Gain on Sale of Borrower Loans	(2,504)	(2,939)
Change in Fair Value of Servicing Rights	2,535	2,550
Depreciation and Amortization	1,771	1,506
Changes in Operating Assets and Liabilities:
Purchase of Loans Held for Sale at Fair Value	(487,830)	(523,367)
Proceeds from Sales and Principal Payments of Loans Held for Sale, at Fair Value	487,830	523,367
Other Assets	(40)	40
Accounts Payable and Accrued Liabilities	3,089	(153)
Payable to Investors	(10,162)	1,912
Net Related Party Receivable/Payable	(1,896)	5,967
Other Liabilities	(32)	60
Net Cash (Used in) Provided by Operating Activities	(9,850)	9,475
Cash Flows from Investing Activities:
Purchase of Borrower Loans Held at Fair Value	(51,854)	(63,909)
Proceeds from Sales and Principal Payments of Borrower Loans, at Fair Value	49,614	46,491
Purchases of Property and Equipment	(2,850)	(2,359)
Net Cash Used in Investing Activities	(5,090)	(19,777)
Cash Flows from Financing Activities:
Proceeds from Issuance of Notes Held at Fair Value	49,589	62,643
Payments of Notes, at Fair Value	(49,806)	(46,283)
Net Cash (Used in) Provided by Financing Activities	(217)	16,360
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(15,157)	6,058
Cash, Cash Equivalents and Restricted Cash at Beginning of the Period	97,039	97,849
Cash, Cash Equivalents and Restricted Cash at End of the Period	$81,882	$103,907

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$12,412	$11,436
Non-Cash Investing Activity - Accrual for Property and Equipment, Net	292	547
Non-Cash Financing Activity - Contribution of Borrower Loans by Parent (Note 4)	1,634	—

Reconciliation to Amounts on Consolidated Balance Sheets:
Cash and Cash Equivalents	$2,220	5,462
Restricted Cash	79,662	98,445
Total Cash, Cash Equivalents and Restricted Cash	$81,882	103,907

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROSPER FUNDING LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
Prosper Funding LLC (“PFL”) was formed in the state of Delaware in February 2012 as a limited liability company with Prosper Marketplace, Inc. (“PMI”) as its sole equity member. Except as the context otherwise requires, as used in these Notes to the condensed consolidated financial statements of Prosper Funding LLC, “PFL,” and the “Company” refers to Prosper Funding LLC and its wholly owned subsidiary, Prosper Depositor LLC, a Delaware limited liability company, on a consolidated basis.
The unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) and disclosure requirements for interim financial information and the requirements of Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2023. The balance sheet at December 31, 2023 has been derived from the audited financial statements at that date. Management believes these unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.
PFL did not have any items of other comprehensive income or loss for any of the periods presented in the condensed consolidated financial statements as of and for the three months ended March 31, 2024 and 2023.
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
2. Summary of Significant Accounting Policies
PFL's significant accounting policies are included in Note 2, Summary of Significant Accounting Policies, in PFL’s Annual Report on Form 10-K for the year ended December 31, 2023. There have been no changes to these accounting policies during the first three months of 2024.
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
Management has elected the fair value option for Borrower Loans, Loans Held for Sale, and Notes. Changes in fair value of Borrower Loans are largely offset by the changes in fair value of Notes due to the borrower payment-dependent design of the Notes. Changes in fair value of Borrower Loans, Loans Held for Sale and Notes are included in “Change in Fair Value of Financial Instruments, Net” on the condensed consolidated statements of operations.
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
3. Property and Equipment, Net
Property and equipment consist of the following as of the dates presented (in thousands):

	March 31, 2024	December 31, 2023
Internal-use software and web site development costs	$43,642	$43,619
Less: accumulated depreciation and amortization	(32,751)	(31,978)
Total property and equipment, net	$10,891	$11,641

Depreciation expense for the three months ended March 31, 2024 and 2023 was $1.8 million and $1.5 million, respectively.
4. Borrower Loans and Notes, at Fair Value
The aggregate principal balances outstanding and fair values of Borrower Loans and Notes as of March 31, 2024 and December 31, 2023, are presented in the following table (in thousands):

	Borrower Loans		Notes
	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Aggregate principal balance outstanding and interest outstanding	$338,310	$342,791	$334,139	$345,341
Fair value adjustments	(15,869)	(18,480)	(17,561)	(23,375)
Fair value	$322,441	$324,311	$316,578	$321,966

As of March 31, 2024, outstanding Borrower Loans had original terms to maturity of 24, 36, 48 or 60 months, had monthly payments with fixed interest rates ranging from 5.46% to 33.00% and had various original maturity dates through

March 2029. As of December 31, 2023, outstanding Borrower Loans had original maturities of either 24, 36, 48 or 60 months, monthly payments with fixed interest rates ranging from 5.46% to 33.00%, and had various original maturity dates through December 2028.
As of March 31, 2024, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $5.2 million and a fair value of $0.8 million. As of December 31, 2023, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $4.5 million and a fair value of $0.9 million. PFL places loans on non-accrual status when they are over 120 days past due. As of March 31, 2024 and December 31, 2023, Borrower Loans in non-accrual status had a fair value of $0.8 million and $0.8 million, respectively.
On September 25, 2023, Prosper completed the PMIT 2023-1 transaction, a securitization of Borrower Loans originated through Prosper’s marketplace platform. PFL served as the sole sponsor for this securitization. Loans eligible for securitization that were funded through the PWIIT Warehouse Line were contributed to the PMIT 2023-1 securitization. Loans that were not eligible for securitization, with an aggregate outstanding principal balance of $7.7 million and a fair value of $2.0 million, were contributed to PFL, and are included in “Borrower Loans, at Fair Value” on the accompanying condensed consolidated balance sheet. The fair value of these Borrower Loans was recorded as a deemed Contribution of Borrower Loans from Parent on the condensed consolidated statement of member’s equity and as a non-cash financing activity on the condensed consolidated statement of cash flows.
On March 28, 2024, Prosper completed another securitization of Borrower Loans originated through Prosper’s marketplace platform, PMIT 2024-1. PFL served as the sole sponsor for this securitization. Loans eligible for securitization that were funded through the PWIT Warehouse Line were contributed to the PMIT 2024-1 securitization. Loans that were not eligible for securitization, with an aggregate outstanding principal balance of $4.5 million and a fair value of $1.6 million, were contributed to PFL, and are included in “Borrower Loans, at Fair Value” on the accompanying condensed consolidated balance sheet. The fair value of these Borrower Loans was recorded as a deemed Contribution of Borrower Loans from Parent on the condensed consolidated statement of member’s equity and as a non-cash financing activity on the condensed consolidated statement of cash flows.
5. Servicing Assets
PFL accounts for Servicing Assets at their estimated fair values with changes in fair values recorded in Servicing Fees, Net on the condensed consolidated statements of operations. The initial asset is recognized when PFL sells Borrower Loans to unrelated third-party buyers through the Whole Loan Channel and the servicing rights are retained. PFL recognized a loss on the sale of such Borrower Loans in the amount of $10.5 million and $0.6 million for the three months ended March 31, 2024 and 2023, respectively, recorded in (Loss) Gain on Sale of Borrower Loans on the condensed consolidated statements of operations.
As of March 31, 2024, Borrower Loans that were sold, but for which PFL retained servicing rights, had a total outstanding principal balance of $3.5 billion, original terms of 24, 36, 48 or 60 months, monthly payments with fixed interest rates ranging from 5.46% to 33.00%, and various original maturity dates through March 2029. As of December 31, 2023, Borrower Loans that were sold, but for which PFL retained servicing rights, had a total outstanding principal balance of $3.5 billion, original terms of either 24, 36, 48 or 60 months, monthly payments with fixed interest rates ranging from 5.46% to 33.00%, and various original maturity dates through December 2028.
Contractually-specified servicing fees and ancillary fees totaled $9.4 million and $10.3 million for the three months ended March 31, 2024 and 2023, and are included in Servicing Fees, Net on the condensed consolidated statements of operations.
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
6. Income Taxes
PFL incurred no income tax provision for the three months ended March 31, 2024 and 2023. PFL is a U.S. disregarded entity and its income and loss are included in the income tax reporting of its parent, PMI. Since PMI is in a taxable loss position, is not currently subject to income taxes, and has fully reserved against its deferred tax asset, the net effective tax rate for PFL is 0%.
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
As of March 31, 2024 and December 31, 2023, the discounted cash flow methodology used to estimate the Notes fair values used the same projected cash flows as the related Borrower Loans. As demonstrated in the table below, the fair value adjustments for Borrower Loans were largely offset by the fair value adjustments of the Notes due to the borrower payment dependent design of the Notes and because the principal balances of the Borrower Loans approximated the principal balances of the Notes.
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
The following tables present the fair value hierarchy for assets and liabilities measured at fair value (in thousands):

March 31, 2024	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Borrower Loans, at Fair Value	$—	$—	$322,441	$322,441
Servicing Assets	—	—	13,785	13,785
Total Assets	$—	$—	$336,226	$336,226
Liabilities:
Notes, at Fair Value	$—	$—	$316,578	$316,578
Loan Trailing Fee Liability	—	—	2,938	2,938
Total Liabilities	$—	$—	$319,516	$319,516

December 31, 2023	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Borrower Loans, at Fair Value	$—	$—	$324,311	$324,311
Servicing Assets	—	—	13,818	13,818
Total Assets	$—	$—	$338,129	$338,129
Liabilities:
Notes, at Fair Value	$—	$—	$321,966	$321,966
Loan Trailing Fee Liability	—	—	2,942	2,942
Total Liabilities	$—	$—	$324,908	$324,908

As PFL’s Borrower Loans, Notes, Servicing Assets and loan trailing fee liability do not trade in an active market with readily observable prices, PFL uses significant unobservable inputs to measure the fair value of these assets and liabilities. Financial instruments are categorized in the Level 3 valuation hierarchy based on the significance of unobservable factors in the overall fair value measurement. These fair value estimates may also include observable, actively quoted components derived from external sources. As a result, the realized and unrealized gains and losses for assets and liabilities within the Level 3 category may include changes in fair value that were attributable to both observable and unobservable inputs. PFL did not transfer any assets or liabilities in or out of Level 3 for the three months ended March 31, 2024 or March 31, 2023.

Significant Unobservable Inputs
The following tables present quantitative information about the significant unobservable inputs used for PFL’s Level 3 fair value measurements at the dates presented:

Range
Borrower Loans and Notes	March 31, 2024	December 31, 2023
Discount rate	5.5% - 8.9%	5.5% - 8%
Default rate	2.9% - 24.0%	3.2% - 23.6%

Range
Servicing Assets	March 31, 2024	December 31, 2023
Discount rate	15.0% - 25.0%	15.0% - 25.0%
Default rate	2.5% - 24.4%	2.8% - 23.6%
Prepayment rate	6.2% - 31.7%	6.1% - 30.6%
Market servicing rate (1) (2)	0.633% - 0.842%	0.633% - 0.842%
(1) Servicing assets associated with loans enrolled in a relief program offered by the Company as of March 31, 2024 and December 31, 2023 were measured using a market servicing rate assumption of 84.2 basis points. This rate was estimated using a multiplier consistent with observable market rates for other loan types, applied to the base market servicing rate assumption.
(2) Excludes collection fees that would be passed on to a hypothetical third-party servicer. As of March 31, 2024 and December 31, 2023, the market rate for collection fees and non-sufficient fund fees was assumed to be 6 basis points and 5 basis points, respectively, for a total market servicing rate range of 69.3 - 90.2 basis points and a total market servicing rate of 68.3 - 89.2 basis points, respectively.

Range
Loan Trailing Fee Liability	March 31, 2024	December 31, 2023
Discount rate	15.0% - 25.0%	15.0% - 25.0%
Default rate	2.5% - 24.4%	2.8% - 23.6%
Prepayment rate	6.2% - 31.7%	6.1% - 30.6%
Changes in Level 3 Fair Value Assets and Liabilities on a Recurring Basis
The following tables present additional information about Level 3 Borrower Loans, Loans Held for Sale and Notes measured at fair value on a recurring basis (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets		Liabilities
	Borrower Loans	Loans Held for Sale	Notes	Total
Balance at January 1, 2024	$324,311	$—	$(321,966)	$2,345
Originations	51,854	487,830	(49,589)	490,095
Borrower Loans contributed by Parent, at Fair Value	1,634	—	—	1,634
Principal repayments	(48,124)	—	49,806	1,682
Borrower Loans sold to third parties	(1,490)	(487,830)	—	(489,320)
Other changes	(186)	—	299	113
Change in fair value	(5,558)	—	4,872	(686)
Balance at March 31, 2024	$322,441	$—	$(316,578)	$5,863

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets		Liabilities
	Borrower Loans	Loans Held for Sale	Notes	Total
Balance at January 1, 2023	$320,642	$—	$(318,704)	$1,938
Originations	63,909	569,802	(62,643)	571,068
Principal repayments	(45,487)	—	46,283	796
Borrower Loans sold to third parties	(953)	(569,802)	—	(570,755)
Other changes	105	—	(51)	54
Change in fair value	(7,809)	—	7,429	(380)
Balance at March 31, 2023	$330,407	$—	$(327,686)	$2,721

The following tables present additional information about Level 3 Servicing Assets recorded at fair value (in thousands):

Servicing Assets
Balance as of January 1, 2024	$13,818
Additions	2,503
Less: Changes in fair value	(2,536)
Balance as of March 31, 2024	$13,785

Servicing Assets
Balance as of January 1, 2023	$14,860
Additions	2,939
Less: Changes in fair value	(2,550)
Balance as of March 31, 2023	$15,249
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
The following tables present additional information about Level 3 Loan Trailing Fee Liability measured at fair value on a recurring basis (in thousands):

Loan Trailing Fee Liability
Balance as of January 1, 2024	$2,942
Issuances	488
Cash payment of Loan Trailing Fee	(660)
Change in fair value	168
Balance as of March 31, 2024	$2,938

Loan Trailing Fee Liability
Balance as of January 1, 2023	$3,290
Issuances	589
Cash payment of Loan Trailing Fee	(708)
Change in fair value	137
Balance as of March 31, 2023	$3,308

Significant Recurring Level 3 Fair Value Asset and Liability Input Sensitivity
Key economic assumptions are used to compute the fair value of Borrower Loans. The sensitivity of the fair value to immediate changes in assumptions at March 31, 2024 and December 31, 2023 for Borrower Loans are presented in the following table (in thousands, except percentages).

Borrower Loans:	March 31, 2024	December 31, 2023
Fair value, using the following assumptions:	$322,441	$324,311
Weighted-average discount rate	7.32%	6.55%
Weighted-average default rate	13.29%	14.36%

Fair value resulting from:
100 basis point increase in discount rate	$319,385	$321,204
200 basis point increase in discount rate	$316,401	$318,174
Fair value resulting from:
100 basis point decrease in discount rate	$325,577	$327,498
200 basis point decrease in discount rate	$328,791	$330,766

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$318,506	$319,708
Applying a 1.2 multiplier to default rate	$314,593	$315,153
Fair value resulting from:
Applying a 0.9 multiplier to default rate	$326,399	$328,962
Applying a 0.8 multiplier to default rate	$330,380	$333,662

Key economic assumptions are used to compute the fair value of Notes. The sensitivity of the fair value to immediate changes in assumptions at March 31, 2024 and December 31, 2023 for Notes funded through the Note Channel are presented in the following table (in thousands, except percentages).

Notes	March 31, 2024	December 31, 2023
Fair value, using the following assumptions:	$316,578	$321,966
Weighted-average discount rate	7.31%	6.55%
Weighted-average default rate	13.03%	14.21%

Fair value resulting from:
100 basis point increase in discount rate	$313,572	$318,877
200 basis point increase in discount rate	$310,638	$315,863
Fair value resulting from:
100 basis point decrease in discount rate	$319,660	$325,134
200 basis point decrease in discount rate	$322,820	$328,384

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$312,678	$317,359
Applying a 1.2 multiplier to default rate	$308,800	$312,800
Fair value resulting from:
Applying a 0.9 multiplier to default rate	$320,499	$326,621
Applying a 0.8 multiplier to default rate	$324,443	$331,325

Key economic assumptions are used to compute the fair value of Servicing Assets. The sensitivity of the current fair value to immediate changes in assumptions at March 31, 2024 and December 31, 2023 for Servicing Assets are presented in the following table (in thousands, except percentages).

Servicing Assets	March 31, 2024	December 31, 2023
Fair value, using the following assumptions:	$13,785	$13,818
Weighted-average market servicing rate	0.65%	0.65%
Weighted-average prepayment rate	19.78%	19.96%
Weighted-average default rate	13.51%	14.74%

Fair value resulting from:
Market servicing rate increase of 0.025%	$12,907	$12,945
Market servicing rate decrease of 0.025%	$14,664	$14,691

Fair value resulting from:
Applying a 1.1 multiplier to prepayment rate	$13,471	$13,502
Applying a 0.9 multiplier to prepayment rate	$14,105	$14,139

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$13,503	$13,534
Applying a 0.9 multiplier to default rate	$14,069	$14,104

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
The Origination and Sale Agreements contain terms through February 1, 2027. Prosper is required, under the Origination and Sale Agreements, to maintain certain collateral requirements. In addition, pursuant to the Marketing Agreement, the marketing fee that Prosper receives in connection with the origination of each loan is partially reduced by an amount (the “Designated Amount”) calculated as a percentage of the principal amount of such loan based on the aggregate principal amount of loans originated for the applicable month. To the extent the aggregate Designated Amount for all loans originated during any month is less than $100,000 through February 1, 2027, Prosper is required to pay WebBank an amount equal to such deficiency. Accordingly, the minimum fee is $0.9 million for the remaining nine months of 2024, $1.2 million in 2025, $1.2 million in 2026 and $0.1 million in 2027.
Additionally, under the Origination and Sale Agreements, Prosper is required to maintain a minimum net liquidity of $15.0 million at all times during the term of the agreement. Net liquidity is defined as the sum of Cash, Cash Equivalents and Available for Sale Investments. Violation of this covenant can result in termination of the contract with WebBank. As of March 31, 2024, the Company was in compliance with the covenant.
Transaction Fee Refunds
Prosper assumes WebBank’s liability under Utah law to refund the pro-rated amount of any transaction fees collected in excess of 5%, in the event the underlying borrower prepays the loan before full maturity. PFL has accrued $3.9 million and $1.6 million as of March 31, 2024 and December 31, 2023, respectively, related to anticipated future refunds under this obligation.
Loan Purchase Commitments
Under the terms of PFL’s agreement with WebBank, PFL is committed to purchase $15.0 million of Borrower Loans that WebBank originated during the last two business days of the quarter ended March 31, 2024. PFL will purchase these Borrower Loans within the first three business days of the quarter ending June 30, 2024.
Repurchase Obligation
Under the terms of the loan purchase agreements between PFL and investors that participate in the Whole Loan Channel, PFL may, in certain circumstances, become obligated to repurchase a Borrower Loan from an investor. Generally, these circumstances include the occurrence of verifiable identity theft, the failure to properly follow personal loan listing or bidding protocols, or a violation of the applicable federal, state, or local lending laws. The fair value of the indemnification and repurchase obligation is estimated based on historical experience. PFL recognizes a liability for the repurchase and indemnification obligation when the Borrower Loans are issued. Indemnified or repurchased Borrower Loans associated with violations of federal, state, or local lending laws or verifiable identity theft are written off at the time of repurchase or at the time an indemnification payment is made. The maximum potential amount of future payments associated under this repurchase obligation is the outstanding balances of the Borrower Loans issued through the Whole Loan Channel, which as of March 31, 2024 is $3.5 billion. PFL has accrued $0.4 million and $0.5 million as of March 31, 2024 and December 31, 2023, respectively, in regard to this obligation.
Under the terms of the indenture and investor registration agreement, Prosper may, in certain circumstances, become obligated to either repurchase a Note or indemnify the investor for any losses resulting from nonpayment of a Note purchased in the Retail Channel. The decision to repurchase or indemnify is in Prosper’s sole discretion. These circumstances include, but are not limited to, the occurrence of verifiable identity theft, a technical error in the automated bidding tools which results in the purchase of a Note that does not match the investor’s investment criteria, or situations in which a personal loan listing includes a Prosper Rating that is different from the Prosper Rating that should have appeared in the listing for the corresponding Borrower Loan because either PFL inaccurately input data into, or inaccurately applied, the formula for determining the Prosper Rating and, as a result, the interest of the investor is materially and adversely affected. During the three months ended March 31, 2024 the Company repurchased $0.1 million of Notes under these circumstances, and has agreed to indemnify additional Notes with an unpaid principal balance of $0.7 million as of March 31, 2024.
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
PFL’s executive officers and directors who are not executive officers participate in its marketplace by placing bids and purchasing Notes. The aggregate amount of the Notes purchased and the income earned by parties deemed to be related parties of PFL for the three months ended March 31, 2024 and 2023 are summarized below (in thousands):

	Aggregate Amount of Notes Purchased		Interest Earned on Notes
	Three Months Ended March 31,		Three Months Ended March 31,
Related Party	2024	2023	2024	2023
Executive officers and management	$8	$8	$2	$2
Directors (excluding executive officers and management)	—	—	—	—
Total	$8	$8	$2	$2

The balance of Notes held by officers and directors who are not executive officers are as follows (in thousands):

	Notes Balance as of
Related Party	March 31, 2024	December 31, 2023
Executive officers and management	$47	$47
Directors (excluding executive officers and management)	—	—
Total	$47	$47

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This management’s discussion and analysis of financial condition and results of operations, or MD&A, contains forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” in this Quarterly Report on Form 10-Q for a discussion of the uncertainties, risks, and assumptions associated with these statements. This discussion should be read in conjunction with Prosper’s historical condensed consolidated financial statements and related notes thereto and the other disclosures contained elsewhere in this Quarterly Report on Form 10-Q. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and Prosper’s actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those included in the “Risk Factors” sections and elsewhere in this Quarterly Report on Form 10-Q and Prosper’s Annual Report on Form 10-K for the year ended December 31, 2023.
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
For the year ended December 31, 2023, our marketplace facilitated $2.2 billion in Borrower Loan originations, of which $1.9 billion were funded through our Whole Loan Channel, representing 89% of the total Borrower Loans originated through our marketplace during this period. From inception through March 31, 2024, our marketplace has facilitated $26.2 billion in Borrower Loan originations, of which $23.5 billion were funded through our Whole Loan Channel, representing 90% of the total Borrower Loans originated through our marketplace during this period. For the three months ended March 31, 2024, our marketplace facilitated $536.8 million in Borrower Loan originations, a decrease of 15% from the same period in 2023. The percentage of loans funded through the Whole Loan Channel for the three months ended March 31, 2024 was 91%.
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
Recent Developments
In March 2024, we completed the PMIT 2024-1 transaction, a securitization of unsecured personal whole loans that were previously originated through our marketplace platform. Based on the terms of the underlying agreements, the PWIT Warehouse Line agreed to contribute Borrower Loans with an aggregate outstanding principal balance of $148.9 million as of the established cutoff date of February 14, 2024, to PMIT 2024-1. On March 28, 2024, these Borrower Loans, with an updated outstanding principal balance of $138.0 million, were contributed to the PMIT 2024-1 securitization. PMIT 2024-1 issued senior notes and residual certificates to finance the purchase of the Borrower Loans. The notes were sold to third-party investors, while PMI acquired 100% of the residual certificates as the majority-owned affiliate of PFL, the sole sponsor of the PMIT 2024-1 securitization. In addition to holding the residual certificates, we have continued involvement with the Borrower Loans through our role as the servicer. Because PMIT 2024-1 is a deemed VIE, and we are the primary beneficiary, we consolidate the securitization trust into our financial statements. Borrower Loans held in the consolidated trust are included in “Borrower Loans, at Fair Value,” and the notes sold to third-party investors are presented in “Notes Issued by Securitization

Trust” on the condensed consolidated balance sheets. See Note 7, Securitizations, of the notes to the accompanying condensed consolidated financial statements for further details.
In conjunction with the securitization, the entire portfolio of loans funded by the PWIT Warehouse Line were either contributed to the PMIT 2024-1 Transaction (loans eligible for securitization) or contributed to PFL (loans not eligible for securitization). Proceeds from the sale were used to pay down the outstanding balance of principal and interest on the PWIT Warehouse Line of $130.4 million, and the PWIT Warehouse Line was terminated at that time. After covering securitization transaction fees and expenses, PMI received the remaining proceeds. As a result of terminating the PWIT Warehouse Line, we accelerated the amortization of deferred debt issuance costs of $0.7 million into interest expense. See Note 11, Debt, of the notes to the accompanying condensed consolidated financial statements for further details.
Key Operating and Financial Metrics (in thousands)
The following table displays our key operating and financial metrics the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023
Personal Loan Originations	$536,824	$631,864
Transaction Fees, Net	42,971	33,285
Personal Loan Serviced Portfolio (1)	3,781,452	4,072,131
Whole Loans Outstanding (1)	3,451,651	3,729,792
Prosper Credit Card Portfolio (1)	315,324	136,333
Servicing Fees, Net	6,282	5,053
Total Net Revenues	43,493	40,372
Net Income (Loss)	22,295	(9,090)
Adjusted Net Revenue (2)	46,293	41,578
Adjusted EBITDA (2)	3,034	(6,337)
(1) Balance as of March 31.
(2) Adjusted Net Revenue and Adjusted EBITDA are non-GAAP financial measures. For more information regarding these measures and the reconciliation to Total Net Revenue and Net Income (Loss), respectively, the most comparable US GAAP measures, see “Non-GAAP Financial Measures.”
Personal Loan Originations
From inception of the Company through March 31, 2024, a total of 2,094,453 Borrower Loans, totaling $26.2 billion were originated through our marketplace.
For the three months ended March 31, 2024, 37,293 Borrower Loans totaling $536.8 million were originated through Prosper’s marketplace, compared to 45,854 Borrower Loans totaling $631.9 million during the three months ended March 31, 2023. This represents a unit decrease of 19% and a dollar decrease of 15%. The originations decrease for the quarter ended March 31, 2024 versus the quarter ended March 31, 2023 was primarily due to the reduced usage of our Warehouse Lines to purchase loans, partially offset by increased third-party investor demand.

Personal loan origination volume by Prosper Rating was as follows for the periods presented (in millions, except percentages):

	Three Months Ended March 31,
	2024		2023
	Amount	%	Amount	%
AA	$43.8	8%	$87.4	14%
A	84.5	16%	91.1	14%
B	122.7	23%	166.2	26%
C	55.7	10%	94.1	15%
D	57.7	11%	73.5	12%
E	86.6	16%	65.9	10%
HR	8.6	2%	4.4	1%
Other (1)	77.2	14%	49.3	8%
Total	$536.8		$631.9
(1) Represents personal loans funded through the Prosper platform via the Whole Loan Channel but not assigned Prosper Ratings.

For the three months ended March 31, 2024, compared to the corresponding period in 2023, the total and mix of personal loan originations on the Prosper platform reflects a relatively increased demand for higher risk and higher yield loans by third-party investors. This includes personal loans not assigned Prosper ratings, which are sold only to institutional investors and are based on specific underwriting criteria and custom risk models developed by those investors.
Personal Loan Serviced Portfolio and Whole Loans Outstanding
Our personal loan serviced portfolio consists of all Borrower Loans that we service both through the Note and Whole Loan Channels. Borrower Loans funded through the Whole Loan Channels include loans that we hold in consolidated trusts, as well as those sold to third parties. Our personal loan serviced portfolio decreased $0.3 billion, or 7%, from March 31, 2023 to March 31, 2024. This decrease is primarily due to decreased year-over-year originations for the past several quarters, as well as a reduction in personal loans purchased through our consolidated warehouse trusts.

The outstanding balance of Borrower Loans sold through our Whole Loan Channel serves as a primary driver of our Servicing Assets. Whole loans outstanding decreased $0.3 billion, or 7%, from March 31, 2023 to March 31, 2024 due to the same factors that drove the decrease in the personal loan serviced portfolio.
Net Income (Loss)
See the section titled “Results of Operations” below, for the discussion on significant changes in Net Income (Loss) year-over-year.

Results of Operations
Overview
The following table summarizes our net income (loss) for the three months ended March 31, 2024 and 2023 (in thousands, except percentage):

	Three Months Ended March 31,
	2024	2023	Change	% Change
Total Net Revenues	$43,493	$40,372	$3,121	8%
Total Expenses	21,172	49,392	(28,220)	(57)%
Net Income (Loss) Before Taxes	22,321	(9,020)	31,341	n/m
Income Tax Expense	(26)	(70)	44	(63)%
Net Income (Loss)	$22,295	$(9,090)	$31,385	n/m
n/m: not meaningful
Total Net Revenues for the three months ended March 31, 2024 increased $3.1 million as compared to the same period in 2023. The increase was largely attributable to a $9.7 million increase in Transaction Fees, Net, due to a revised WebBank transaction fee schedule starting in the fourth quarter of 2023, with some offsetting impact from the lower personal loan origination volume during this time, as discussed above. Additionally, total Net Revenues from Change in Fair Value of Financial Instruments, Net increased $5.9 million year-over-year, due primarily to an increase in fair values of our consolidated warehouse and securitization loans due to reduced delinquencies and charge-offs, partially offset by the impact from higher interest rates. There was also an increase in fair value gains on our Credit Card Derivative of $1.7 million, which is reflective of a change in estimate related to the discount rate used to value the Credit Card Derivative, as well as overall growth in our Credit Card portfolio during this time. Finally, there was a $1.2 million increase in Servicing Fees, Net, due primarily to changes in the fair value of the credit card servicing obligation, due to a change in estimate related to the discount rate applied to the cash flows associated with that obligation, partially offset by an increase in collection agency costs. These increases were partially offset by a $9.1 million decrease from Loss on Sale of Borrower Loans, due primarily to additional incentives provided to whole loan investors (“incentives”) during the quarter ended March 31, 2024. There was also a $4.6 million decrease in Total Interest Income (Expense), Net, due in part to a decrease in the average outstanding principal balance of loans held in consolidated warehouse and securitization trusts, combined with the impact from increased debt discount and issuance cost amortization from the termination of the PWIT Warehouse Line in March 2024 and the PMIT 2023-1 securitization established in September 2023.

Total Expenses for the three months ended March 31, 2024 decreased $28.2 million as compared to the same period in 2023, primarily due to the Change in Fair Value of Convertible Preferred Stock Warrants, which is in turn driven by changes in the fair value of the underlying Convertible Preferred Stock. Specifically, the gain for the three months ended March 31, 2024 totals $27.7 million, which compares to a gain of $4.3 million for the corresponding period in 2023, a change of $23.4 million. Additionally, there was a combined $4.6 million decrease in Origination and Servicing, Sales and Marketing expenses and General and Administrative expenses, as costs decreased in response to lower personal loan originations. Accordingly, the net income for the three months ended March 31, 2024 increased $31.4 million when compared to the net loss for the three months ended March 31, 2023.
Revenues

The following table summarizes our revenues for the three months ended March 31, 2024 and 2023 (in thousands, except percentages):

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Operating Revenues:
Transaction Fees, Net	$42,971	$33,285	$9,686	29%
Servicing Fees, Net	6,282	5,053	1,229	24%
(Loss) Gain on Sale of Borrower Loans	(10,504)	(1,390)	(9,114)	656%
Other Revenues	1,366	1,294	72	6%
Total Operating Revenues	40,115	38,242	1,873	5%

Interest Income (Expense):
Interest Income on Borrower Loans and Loans Held for Sale	24,236	29,019	(4,783)	(16)%
Interest Expense on Financial Instruments	(21,025)	(21,159)	134	(1)%
Total Interest Income (Expense), Net	3,211	7,860	(4,649)	(59)%
Change in Fair Value of Financial Instruments	167	(5,730)	5,897	n/m
Total Net Revenues	$43,493	$40,372	$3,121	8%
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
We also earn various program fees from our Credit Card product, such as interchange fees, annual fees and late fees, and broker fees from our Home Equity product. These program and broker fees are recorded within Transaction Fees, Net.
Transaction Fees, Net increased $9.7 million, or 29%, for the three months ended March 31, 2024, as compared to the corresponding period in 2023. This increase is generally due to the revised WebBank transaction fee schedule starting the fourth quarter of 2023. Under the revised WebBank transaction fee schedule, transaction fees now range from 1.0% to 7.99%, depending on the term and credit grade of the Borrower Loan, as compared to 1.0% to 5.0% under the previous schedule. Transaction fees above 5.0% are refundable on a pro-rated basis upon the full prepayment of the related Borrower Loan under Utah law, where WebBank is domiciled, and thus the impact of these increased transaction fees is reduced by expected refunds. The impact from change in transaction fees was partially offset by the lower personal loan origination volume during the first quarter of 2024, compared to the corresponding period of 2023, as discussed above. Finally, there was a positive impact from continued growth in our Credit Card product, as we recognized approximately $5.8 million in program fees under our Credit Card product for the three months ended March 31, 2024, as compared to $3.4 million for the corresponding period of 2023, an increase of $2.4 million.
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

In addition, we are contractually obligated to service the entire portfolio under our Credit Card product. Our banking partner, Coastal Community Bank (“Coastal”), pays us a servicing fee of 1.0% per annum of the daily outstanding principal balance of all cards designated as Coastal allocations. These allocations represented approximately 10% of the portfolio through March 31, 2024, but will be 5% starting April 1, 2024 as a result of an amendment to the Program Agreement executed in March 2024. To the extent that these contractual fees are less than the market servicing rate that would be required by a market participant to service the entire portfolio, a servicing obligation is recorded. Changes to this servicing obligation are included in Servicing Fees, Net.
The increase of $1.2 million, or 24%, in Servicing Fees for the three months ended March 31, 2024, as compared to the corresponding period in 2023, is primarily due to a $1.8 million increase from changes in the fair value of the credit card servicing obligation. As discussed in Note 8, Fair Value of Assets and Liabilities, of the accompanying condensed consolidated financial statements, a change in estimate related to the application of a revised discount rate to this servicing obligation resulted in an increase in revenue from fair value changes of $1.9 million for the three months ended March 31, 2024. This increase was partially offset by a $0.5 million increase in collection agency costs, net of collection fees income, as we increased our usage of these agencies in the first quarter of 2024.
Loss on Sale of Borrower Loans
Loss on Sale of Borrower Loans consists of net losses on Borrower Loans sold through the Whole Loan Channel, net of any incentives provided at the time of sale. Starting in the second half of 2022, due to market volatility and incentives offered by competitors, we started providing additional incentives to our whole loan investors. For the three months ended March 31, 2024, these incentives increased $9.5 million from the corresponding period in the prior year. Excluding the impact of these incentives, the remaining changes in Loss on Sale of Borrower Loans for the three months ended March 31, 2024 as compared to the same period in 2023, was an increased gain of $0.4 million, primarily due to an increase in whole loans sold to third parties year-over-year.
Other Revenues
Other Revenues consists primarily of credit referral and incentive fees. Credit referral fees are earned from partner companies for the referral of customers on our platform, while incentive fees are earned from partner companies through our incentive programs. Other Revenues remained relatively flat for the three months ended March 31, 2024, as compared to the corresponding period in 2023.
Interest Income on Borrower Loans and Loans Held for Sale and Interest Expense on Financial Instruments
We recognize Interest Income on Borrower Loans and Loans Held for Sale using the accrual method based on the stated interest rate to the extent we believe it to be collectible. We record interest expense on the corresponding fractional Notes, at Fair Value, Notes Issued by Securitization Trust and Warehouse Lines based on the contractual interest rates. The interest rate on fractional Notes, at Fair Value is generally 1% lower than the interest rate on the corresponding Borrower Loans to compensate us for servicing the underlying Borrower Loans. Additionally, Interest Expense associated with Term Loan proceeds used to purchase Loans Held for Sale through our Warehouse Lines is allocated to Net Interest Income.
The decrease of $4.6 million, or 59%, in Total Interest Income (Expense), Net for the three months ended March 31, 2024, as compared to the corresponding period in 2023, is primarily due to a combined $3.4 million decrease in Total Interest Income (Expense), Net generated from Loans Held for Sale, net of interest expense incurred on the Warehouse Lines, and securitized Borrower Loans, net of interest expense incurred on Notes Issued by Securitization Trust, during this period. This decrease is reflective of the reduced average outstanding balance of loans held in these consolidated trusts year-over-year, as well as the related decrease in the associated liabilities. Additionally, we incurred $0.7 million in accelerated amortization of debt issuance costs upon the termination of the PWIT Warehouse Line in March 2024, and $0.5 million of debt discount and debt issuance costs amortization related to the PMIT 2023-1 securitization established in September 2023.
Change in Fair Value of Financial Instruments
We record Borrower Loans, Loans Held for Sale, Notes and the Credit Card Derivative at fair value. Changes in the fair value of Borrower Loans funded through the Note Channel are largely offset by the changes in fair value of the Notes due to their borrower payment-dependent structure. Our obligation to pay principal and interest on Notes is equal to the loan payments, if any, that are received on the corresponding Borrower Loan, net of the servicing fee, which is generally 1.0% of the outstanding balance.
We used Warehouse Lines to finance the purchase of Loans Held for Sale for the purpose of earning Net Interest Income and contributing to securitization transactions. Loans Held for Sale consisted primarily of loans held in warehouse trusts. Changes in the fair value of Loans Held for Sale were not offset by changes in the fair value of Warehouse Lines because Warehouse Lines were carried at amortized cost. As discussed below and in Note 11 of the accompanying condensed consolidated financial statements, we terminated our two existing Warehouse Lines in September 2023 and March 2024, respectively, and securitized the related Loans Held for Sale. Because of this, these loans are now classified as Borrower Loans on our consolidated balance sheet.
In September 2023 and March 2024, we sponsored and consolidated two securitization transactions, PMIT 2023-1 and PMIT 2024-1, respectively, with loans that were previously funded through our PWIIT and PWIT Warehouse Lines, respectively. Refer also to Note 7, Securitization, of the accompanying condensed consolidated financial statements for additional information on these securitization transactions. We expect that changes in the fair value of Borrower Loans held by PMIT 2023-1 and PMIT 2024-1 will be negative due to delinquencies and charge-offs, but they could ultimately be negative or positive due to changes in fair value assumptions, such as expected credit performance, prepayment rates and implied market discount rates. Notes issued by PMIT 2023-1 and PMIT 2024-1 are carried at amortized cost on the accompanying condensed consolidated balance sheet, and thus do not impact the Change in Fair Value of Financial Instruments.
We earn interest income on loans held in consolidated warehouse and securitization trusts during the period we own or consolidate the loans, which partially offsets changes in the fair value of these loans. The following tables illustrate the weighted-average composition of the loans held in consolidated warehouse and securitization trusts by Prosper Rating for the periods presented, which is an indicator of their credit quality:

Three Months Ended March 31, 2023
Loans Held for Sale(1):
AA	28%
A	27%
B	22%
C	13%
D	6%
E	4%
HR	—%
Total	100%
(1) The percentages are calculated using the weighted average of month-end principal balances of Loans Held for Sale by Prosper Rating.

Three Months Ended March 31, 2024
Borrower Loans - Securitization(2):
AA	25%
A	27%
B	23%
C	13%
D	6%
E	5%
HR	1%
Total	100%
(2) The percentages are calculated using the weighted-average of month-end principal balances of Borrower Loans by Prosper Rating.
Fair values of Borrower Loans, Loans Held for Sale and Notes are estimated using discounted cash flow methodologies based upon a set of valuation assumptions. The key assumptions used include default and prepayment rates derived primarily from historical performance, and discount rates based on estimates of the rates of return that investors would require when investing in other financial instruments with similar characteristics. For the three months ended March 31, 2024 and 2023, the Change in Fair Value of Financial Instruments was a gain of $0.2 million and a loss of $5.7 million, respectively.
The decrease in the loss on Change in Fair Value related to Borrower Loans, Loans Held for Sale and Notes for the three months ended March 31, 2024, as compared to the corresponding period in the prior year is largely driven by Loans Held for Sale, due to lower delinquencies and charge-offs, combined with the overall decrease in the average balance of loans held in consolidated warehouse trusts year-over-year, as discussed above. For Loans Held for Sale, the loss from changes in fair value for the three months ended March 31, 2024 was $2.3 million, due to a $1.5 million gain in fair value and $3.8 million in net charge-offs. This compares to the corresponding period in 2023, when there was a loss from changes in fair value of $9.5 million, due to a $3.8 million loss in fair value and $5.7 million in net charge-offs.
We also held a swaption to limit our exposure to fluctuations in SOFR due to our PWIT Warehouse Line, which consisted of two classes of loans that bore interest at SOFR plus a defined spread (see Note 11 of the accompanying condensed consolidated financial statements for further information). This swaption was terminated on March 28, 2024, upon the repayment of our PWIT Warehouse Line in conjunction with the PMIT 2024-1 securitization. The change in fair value of the swaption was immaterial for the three months ended March 31, 2024 and a decrease of $0.5 million for the corresponding period of 2023, resulting in a $0.5 million increase in the gain from Change in Fair Value of Financial Instruments during this time. The overall decrease in the value of the swaption year-over-year, prior to its termination, is largely driven by an increase in the strike price of the swaption in 2023.
For fractional Borrower Loans and Notes (as well as the population of whole loans that are owned directly by PFL), the net impact to the Change in Fair Value of Financial Instruments was a $0.7 million loss for the three months ended March 31, 2024, due to the borrower payment-dependent structure described above, offset by certain timing factors. During the same period of 2023, the net impact from these fractional Borrower Loans and Notes was a $0.4 million loss. For Borrower Loans held in our Securitization Trusts, the loss from changes in fair value was $3.3 million for the three months ended March 31, 2024 and related primarily to delinquencies and charge-offs.
The Credit Card Derivative is recorded at fair value and is primarily reflective of discounted future cash flows from certain features of our Credit Card program that were determined to meet the definition of freestanding derivatives, including interest income, program fees paid to our banking partner Coastal and credit losses, net of recoveries. These cash flows are estimated based upon a set of valuation assumptions, including default and prepayment rates derived primarily from comparable companies and our own historical performance, and discount rates based on estimates of the rates of return that investors would require when investing in other financial instruments with similar characteristics.
Fair value changes related to future cash flows underlying the Credit Card Derivative resulted in a gain of $9.1 million, and the net impact of realized transactions resulted in a loss of $2.7 million for the three months ended March 31, 2024. This compares to the corresponding period in the prior year, when fair value changes related to projected future cash flows underlying the Credit Card Derivative resulted in a gain of $6.1 million, and the net impact of realized transactions resulted in a loss of $1.5 million. As discussed in Note 8, Fair Value of Assets and Liabilities, of the accompanying condensed consolidated financial statements, a change in estimate related to the application of a single discount rate to all components of the Credit Card Derivative resulted in an increase in fair value changes of $7.3 million for the three months ended March 31, 2024. Remaining fluctuations in gains and losses on the Credit Card Derivative for the three month periods ended March 31, 2024, as compared to the same period in the prior year, are largely reflective of the significant growth in the Credit Card portfolio, partially offset by increased charge-offs.
The following table details the changes in fair value of our financial instruments for the three months ended March 31, 2024 and 2023, respectively (in thousands, except percentages):

	Three Months Ended March 31,
	2024	2023
Assets:
Borrower Loans	$(8,819)	$(7,809)
Loans Held for Sale	(2,263)	(9,465)
Credit Card Derivative (includes gains and losses from settled transactions)	6,340	4,628
SOFR rate swaption (included in Prepaid and Other Assets)	38	(513)

Liabilities:
Notes	4,871	7,429
Total	$167	$(5,730)
Expenses
The following tables summarize our expenses for the three months ended March 31, 2024 and 2023 (in thousands, except percentages):

	Three Months Ended March 31,
	2024	2023	Change	% Change
Expenses
Origination and Servicing	$11,933	$12,285	$(352)	(3)%
Sales and Marketing	14,043	15,504	(1,461)	(9)%
General and Administrative - Research and Development	4,190	5,426	(1,236)	(23)%
General and Administrative - Other	16,500	18,003	(1,503)	(8)%
Change in Fair Value of Convertible Preferred Stock Warrants	(27,724)	(4,265)	(23,459)	550%
Interest Expense on Term Loan	3,220	2,952	268	9%
Other Income, Net	(990)	(513)	(477)	93%
Total Expenses	$21,172	$49,392	$(28,220)	(57)%
n/m: not meaningful
The following table reflects full-time employees as of March 31, 2024 and 2023 by functional area:

	March 31, 2024	March 31, 2023
Origination and Servicing	95	125
Sales and Marketing	30	30
General and Administrative - Research and Development	98	104
General and Administrative - Other	180	197
Total Headcount	403	456
Origination and Servicing
Origination and Servicing costs consist primarily of salaries, benefits and stock-based compensation expense related to our capital markets, collections, customer support and payment processing employees and vendor costs associated with facilitating and servicing personal loans and our Credit Card product. The decrease for the three months ended March 31, 2024 of $0.4 million, or 3%, as compared to the corresponding period in 2023 is primarily due to a $1.2 million decrease in personal loan servicing and origination costs, consistent with the decrease in personal loan originations discussed above. Additionally, compensation costs decreased $0.6 million, driven primarily by decreased headcount. These decreases are partially offset by a $1.2 million increase in third-party servicing costs associated with our Credit Card product, as the underlying portfolio continues to grow, and a $0.3 million increase in depreciation due to the increase in the balance of internal-use software during this time.
Sales and Marketing
Sales and Marketing costs consist primarily of affiliate marketing, search engine marketing, online and offline campaigns, email marketing, public relations and direct mail marketing, as well as compensation expenses such as wages, benefits and stock-based compensation for the employees who support these activities. For the three months ended March 31, 2024, the decrease of $1.5 million, or 9%, from the prior year is due to an overall reduction in marketing and advertising costs, which is generally in line with the decrease in personal loan originations during this time. This includes decreases in marketing partnership costs of $1.2 million and a combined decrease of $1.3 million across digital and email advertising spend. These decreases were partially offset by a $0.9 million increase in direct mail costs. Additionally, compensation expense increased $0.1 million.
General and Administrative - Research and Development
General and Administrative - Research and Development costs consist primarily of salaries, benefits and stock-based compensation expense related to our engineering and product development employees, as well as related vendor costs. The decrease in General and Administrative – Research and Development for the three months ended March 31, 2024, of $1.2 million from the corresponding period in the prior year is primarily due to a decrease of $0.9 million in outsourced services. Additionally, there was an increase of $0.4 million from capitalized internal-use software and web development costs (reducing the expense). Specifically, these capitalized costs were $3.6 million and $3.3 million for the three months ended March 31,

2024 and 2023, respectively. Finally, there was $0.2 million decrease in compensation costs, driven by deceased headcount. These decreases were partially offset by a $0.2 million increase in spend on software licenses and subscription costs.
General and Administrative - Other
General and Administrative - Other expenses consist primarily of salaries, benefits and stock-based compensation expense related to our accounting and finance, risk, legal, compliance, human resources and facilities employees, professional fees related to legal and accounting and facilities expenses. The decrease in General and Administrative - Other for the three months ended March 31, 2024 of $1.5 million from the corresponding period in the prior year is due primarily to a $1.3 million decrease in compensation expense, driven by decreased headcount.
Change in Fair Value of Convertible Preferred Stock Warrants
Change in Fair Value of Convertible Preferred Stock Warrants were gains of $27.7 million and $4.3 million for the three months ended March 31, 2024, and 2023, respectively, due to decreases in the fair value of the underlying Convertible Preferred Stock for those periods.
As discussed in Note 13, Convertible Preferred Stock, Convertible Preferred Stock Warrant Liability and Common Stock, of the accompanying condensed consolidated financial statements, staring September 30, 2023, we removed the discount for lack of marketability that was previously applied to the Black-Scholes option price for the Series E and F Warrants, due to a change in valuation methodology. This change in estimate resulted in an increase to the Convertible Preferred Stock Warrant Liability and the Change in Fair Value of Convertible Preferred Stock Warrants of approximately $5.6 million as of March 31, 2024, and for the three months then ended.
Interest Expense on Term Loan
We incurred $3.2 million and $3.0 million in interest costs for the three months ended March 31, 2024 and March 2023, respectively, related to our Term Loan. Refer to Note 11 of the accompanying condensed consolidated financial statements for further information on the Term Loan, including details of the interest rates. We allocated $0.2 million in Term Loan interest costs to Net Interest Income for the three months ended March 31, 2023, as the related Term Loan proceeds were used to purchase Loans Held for Sale through our Warehouse Lines. No such amount was allocated for the three months ended March 31, 2024.
Other Income, Net
Other Income, Net was $1.0 million for the three months ended March 31, 2024, and primarily consists of sublease income, interest income on cash and cash equivalents and other miscellaneous items. The $0.5 million increase in Other Income, Net, for the three months ended March 31, 2024, as compared to the corresponding period in the prior year is primarily attributable to an increase in interest income driven by rising interest rates.
Non-GAAP Financial Measures
Adjusted Net Revenue
Adjusted Net Revenue is a non-GAAP financial measure that we define as our Total Net Revenue adjusted to exclude the impact of interest rates on the fair value of loans held in consolidated trusts and certain infrequent or unusual transactions such as the accelerated amortization of PWIT debt issuance costs. As a result of the termination of the PWIT Warehouse Line in March 2024 (see Note 11, Debt), we accelerated the remaining amortization of the related deferred debt issuance costs into interest expense. We exclude the impact of this accelerated amortization because it is non-cash and because of the infrequent nature of the transaction. Management does not believe that it is reflective of our ongoing operating results. We believe it is useful to investors to exclude the impact of interest rates on the fair value of loans held in consolidated trusts to gain insight into the performance of our consolidated loans, independent of market factors that are beyond management’s control.
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

Because of these limitations, you should consider Adjusted Net Revenue alongside other financial performance measures, including Total Net Revenue and our financial results presented in accordance with U.S. GAAP. The following table presents a reconciliation of Total Net Revenue to Adjusted Net Revenue for each of the periods indicated (in thousands):

		Three Months Ended March 31,
		2024	2023
Total Net Revenue		$43,493	$40,372
Impact of interest rates on fair value of loans held in consolidated trusts (1)		2,067	1,206
Accelerated amortization of PWIT debt issuance costs (2)		733	—
	Adjusted Net Revenue	$46,293	$41,578
(1) Component of Change in Fair Value of Financial Instruments on the condensed consolidated statements of operations
(2) Component of Interest Expense on Financial Instruments on the condensed consolidated statement of operations
Adjusted EBITDA
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
•Accelerated amortization of PWIT debt issuance costs: See discussion on Adjusted Net Revenue, above.
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
The following table presents a reconciliation of Net Income (Loss) to Adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023
Net Income (Loss)	$22,295	$(9,090)
Depreciation expense:
Servicing and Origination	2,392	2,126
General and Administration - Other	488	624
Amortization of Intangibles	20	27
Stock-Based Compensation	392	368
Change in the Fair Value of Convertible Preferred Stock Warrants	(27,724)	(4,265)
Impact of interest rates on fair value of loans held in consolidated trusts	2,067	1,206
Interest Income on Cash and Cash Equivalents	(875)	(355)
Interest Expense on Term Loan	3,220	2,952
Accelerated amortization of PWIT debt issuance costs	733	—
Income Tax Expense	26	70
Adjusted EBITDA	$3,034	$(6,337)

The increase in Adjusted EBITDA for the three months ended March 31, 2024, as compared to the corresponding period in 2023, is primarily reflective of increased transaction fees driven by the revised WebBank transaction fee schedule, as well as a significant increase in Credit Card net revenues due to growth in the underlying portfolio since the Credit Card program launched at the end of 2021. This includes the Credit Card Derivative, which drove an increase in the Change in Fair

Value of Financial Instruments as compared to the prior year. These were partially offset by the impact of decreased personal loan originations, and increased incentives provided to whole loan investors, as described above.
Expenses on the condensed consolidated statements of operations include the following amounts of stock-based compensation expense for the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023
Origination and Servicing	$19	$21
Sales and Marketing	113	36
General and Administrative	260	311
Total Stock-Based Compensation Expense	$392	$368
Segment Net Revenues, Adjusted Net Revenue and Adjusted EBITDA
Refer to Note 20 of the accompanying condensed consolidated financial statements for details on our segment reporting, including reconciliations of segment net revenues to segment Adjusted Net Revenue, and segment Adjusted EBITDA to Net Income (Loss) Before Income Taxes. The following table summarizes our segment net revenues, segment Adjusted Net Revenue and segment Adjusted EBITDA for the periods presented (in thousands, except percentages).

	Three Months Ended March 31,
	2024	2023	Change	% Change
Segment Net Revenues
Personal Loan	$30,968	$33,494	$(2,526)	(8)%
Home Equity	297	293	4	1%
Credit Card	12,228	6,585	5,643	86%
Subtotal - Reportable Segments	$43,493	$40,372	$3,121	8%

Segment Adjusted Net Revenue
Personal Loan	$33,768	$34,700	$(932)	(3)%
Home Equity	297	293	4	1%
Credit Card	12,228	6,585	5,643	86%
Subtotal - Reportable Segments	$46,293	$41,578	$4,715	11%

Segment Adjusted EBITDA
Personal Loan	$(1,018)	$(5,281)	$4,263	(81)%
Home Equity	44	(873)	917	n/m
Credit Card	4,008	(183)	4,191	n/m
Subtotal - Reportable Segments	$3,034	$(6,337)	$9,371	n/m
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

Personal Loan
For the three months ended March 31, 2024, Personal Loan segment net revenues decreased $2.5 million, or 8%, as compared to the corresponding period in 2023, primarily as a result of (a) a $9.1 million decrease from Loss on Sale of Borrower Loans, due primarily to an increase in incentives provided to our whole loan investors during the first quarter of 2024 as compared to the corresponding period in 2023; (b) a $4.6 million decrease in Total Interest Income (Expense), Net, due in part to a decrease in the average outstanding principal balance of loans held in consolidated warehouse and securitization trusts, combined with the impact from increased debt discount and debt issuance cost amortization from the termination of the PWIT Warehouse Line in March 2024 and the PMIT 2023-1 securitization established in September 2023; and (c) a $0.4 million decrease in Servicing Fees, Net, due to the decrease in whole loans outstanding during this period, as discussed above. These decreases were partially offset by (d) a $7.3 million increase in Transaction Fees, Net, due to the revised WebBank transaction fee schedule starting in the fourth quarter of 2023, with some offsetting impact from the lower personal loan origination volume during this time, and (e) a $4.2 million increase in net revenues from Change in Fair Value of Financial Instruments related to Borrower Loans and Loans Held for Sale, as described above.
Segment Adjusted Net Revenue associated with the Personal Loan segment decreased $0.9 million for the three months ended March 31, 2024, as compared to the corresponding period in 2023. This is reflective of the same factors that drove the decrease in net revenues discussed above, excluding the impact of interest rates on the fair value of loans held in consolidated trusts and the accelerated recognition of debt issuance costs upon the termination of the PWIT Warehouse Line in March 2024.
Adjusted EBITDA associated with the Personal Loan segment increased $4.3 million for the three months ended March 31, 2024, as compared to the corresponding period in 2023. This is primarily reflective of a reduction in expenses year-over-year, including personnel, outsourced services and marketing costs, to address the decrease in personal loan originations during this time, partially offset by the factors that drove the decrease in segment Adjusted Net Revenue discussed above.
Home Equity
Home Equity segment net revenues and segment Adjusted Net Revenue remained flat year-over-year. Home Equity segment net revenues consist of broker fees from our lending partners, and Adjusted EBITDA is reflective of these net revenues, offset by operating expenses. Home Equity segment operating expenses decreased $0.9 million year-over-year, as we reduced resources dedicated to the Home Equity segment.
Credit Card
For the three months ended March 31, 2024, Credit Card segment net revenues and Segment Adjusted Net Revenues increased $5.6 million, or 86%, as compared to the corresponding period in 2023, primarily as a result of (a) a $2.4 million increase in Transaction Fees, Net, generally due to the overall growth in our Credit Card portfolio during this time; (b) a $1.7 million increase in fair value gains on our Credit Card Derivative; and (c) a $1.6 million increase in Servicing Fees, Net, driven by fair value gains on our Credit Card servicing obligation. These fair value gains are in turn due to both the overall growth in our Credit Card portfolio during this time, as well as a change in estimate related to the application of a single discount rate to all the components of our Credit Card Derivative and the servicing obligation.
Adjusted EBITDA associated with the Credit Card segment increased $4.2 million, for the three months ended March 31, 2024, as compared to the corresponding period in 2023, which is primarily reflective of the increase in net revenues discussed above, partially offset by our continued investments in the Credit Card product’s growth.
LIQUIDITY AND CAPITAL RESOURCES
We have incurred operating losses in prior periods and may continue to incur net losses in the future. For the three months ended March 31, 2024 and 2023, we recognized a net income of $22.3 million and incurred a net loss of $9.1 million, respectively. Additionally, from our inception through March 31, 2024, we have had an accumulated deficit of $567.8 million
We believe our liquidity needs for the next twelve months, and for the foreseeable future beyond that period, can be met through transaction fees, servicing fees, net interest income, other revenue, proceeds from sales of loans, realized gains on the Credit Card Derivative and Cash and Cash Equivalents. For further details related to our Term Loan and warehouse lines, see Note 11 of the accompanying consolidated financial statements. Management monitors our financial results and operations. If the financial results anticipated are not achieved or we fail to maintain compliance with the debt covenants under our Term Loan, our sources of liquidity may not be sufficient to meet our operating and liquidity requirements without obtaining additional liquidity which may not be available on favorable terms or at all.

The following table summarizes our cash flow activities for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Net Income (Loss)	$22,295	$(9,090)

Net Cash Provided by (Used in) Operating Activities	44,679	(68,395)
Net Cash Used in Investing Activities	(6,092)	(21,831)
Net Cash (Used in) Provided by Financing Activities	(54,652)	53,784
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(16,065)	(36,442)
Cash, Cash Equivalents and Restricted Cash at the beginning of the period	155,268	196,609
Cash, Cash Equivalents and Restricted Cash at the end of the period	$139,203	$160,167
Cash, Cash Equivalents and Restricted Cash decreased by $16.1 million for the three months ended March 31, 2024, based on the following components:
Operating Activities: $44.7 million in cash was provided by operating activities, driven by (a) $52.9 million in net proceeds from Loans Held for Sale, partially offset by (b) $7.7 million in cash used for working capital, primarily due to the timing of payments to investors and third-party vendors and (c) $0.5 million in net loss, net of non-cash items.
Investing Activities: $6.1 million in cash was used in investing activities due to (a) $51.9 million in purchases of Borrower Loans, and (b) $3.9 million in purchases of property and equipment, primarily consisting of internal-use software, partially offset by (c) $49.6 million from sales and principal payments of Borrower Loans.
Financing Activities: $54.7 million in cash was used in financing activities, due primarily to (a) $129.4 million paid for the extinguishment of principal on the PWIT Warehouse Line, (b) $28.6 million in principal payments on the PWIT Warehouse Line and (c) $1.7 million in debt issuance costs related to the PMIT 2024-1 securitization executed in March 2024, partially offset by (d) $105.3 million in proceeds, net of payments, from the issuance of our securitization notes.
Cash, Cash Equivalents and Restricted Cash increased $36.4 million for the three months ended March 31, 2023 based on the following components:
Operating Activities: $68.4 million in cash was used in operating activities, driven by (a) $62.0 million in net purchases of Loans Held for Sale, (b) $3.3 million in cash used for working capital, primarily due to the timing of payments to investors and third-party vendors and (c) $3.1 million in net loss, net of non-cash items.
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

Off-Balance Sheet Arrangements
As a result of retaining servicing rights on the sale of Borrower Loans, we are an interest holder in certain special purpose entities that purchase these Borrower Loans. None of these special purpose entities are consolidated as we are not the primary beneficiary. Other than these special purpose entities, as of March 31, 2024, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements or other purposes.
CRITICAL ACCOUNTING POLICIES
Certain of Prosper's accounting policies that involve a higher degree of judgment and complexity are discussed in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in Prosper’s Annual Report on Form 10-K for the year ended December 31, 2023. There have been no significant changes to our critical accounting estimates during the first three months of 2024, other than the following changes to our Valuation of Credit Card Derivative and Credit Card Servicing Obligation estimates.
Effective March 31, 2024, we applied a single discount rate to all of the projected cash flows that comprise the Credit Card Derivative and Credit Card servicing obligation liability, in order to better align with how we believe a market participant would estimate the fair value of those cash flows. This single discount rate reflects the expected market rate of return from an investment in residual cash flows derived from a credit card portfolio. Previously, separate discount rates were applied to different cash flows reflecting assumptions around counterparty credit risk. The effect of this change in estimate increased the Credit Card Derivative by $7.3 million and reduced the Credit Card servicing obligation by $1.9 million as of March 31, 2024. Accordingly, it increased Total Net Revenue and Net Income by $9.2 million for the three months ended March 31, 2024.

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
Results of Operations
Overview
The following tables summarize Prosper Funding’s net (loss) income for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Total Net Revenues	$14,830	$17,240	$(2,410)	(14)%
Total Expenses	18,014	16,983	1,031	6%
Net Income	$(3,184)	$257	$(3,441)	n/m
n/m: not meaningful

Total net revenues for the three months ended March 31, 2024 decreased $2.4 million, or 14%, from the three months ended March 31, 2023, primarily due to an increase in Loss on Sale of Borrower Loans, mainly as a result of additional incentives provided to whole loan investors (“incentives”), combined with the impact from the decrease in the volume of whole loans sold due to lower personal loan originations. Because of the lower servicing book there was a resulting decrease in Servicing Fees, Net. Finally, the decrease in net revenues from Change in Fair Value of Financial Instruments, Net for the three months ended March 31, 2024, compared to corresponding period of 2023, is primarily reflective of the timing of the issuance of Borrower Loans and collections on Notes, at Fair Value near quarter-end. This includes the impact of Borrower Loans transferred to PFL in conjunction with the PMIT 2024-1 Transaction, as discussed in Note 4, Borrower Loans and Notes, at Fair Value, of the accompanying condensed consolidated financial statements. These decreases were partially offset by an increase in administration fee revenue driven by an increase in reimbursements received from PMI for incentives provided to whole loan investors, which was partially offset by a decrease in loan listings generated on the marketplace.
Total expenses for the three months ended March 31, 2024 increased $1.0 million, or 6%, from the three months ended March 31, 2023, largely due to an increase in administrative fee expense during the period resulting from an increase in estimated transaction fee refunds following our revised pricing schedule with WebBank in the fourth quarter of 2024, partially offset by a decrease in loans funded for the period.
Revenues
The following tables summarize Prosper Funding’s revenue for the three months ended March 31, 2024 and 2023 (in thousands, except percentages):

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Revenues:
Operating Revenues:
Administration Fee Revenue - Related Party	$18,522	$10,243	$8,279	81%
Servicing Fees, Net	6,508	7,087	(579)	(8)%
(Loss) Gain on Sale of Borrower Loans	(10,504)	(640)	(9,864)	n/m
Other Revenues	182	68	114	168%
Total Operating Revenues	14,708	16,758	(2,050)	(12)%
Interest Income on Borrower Loans	12,919	12,349	570	5%
Interest Expense on Notes	(12,111)	(11,487)	(624)	5%
Net Interest Income	808	862	(54)	(6)%
Change in Fair Value of Financial Instruments, Net	(686)	(380)	(306)	81%
Total Net Revenue	$14,830	$17,240	$(2,410)	(14)%
n/m: not meaningful
Administration Fee Revenue - Related Party
We primarily generate revenues through license fees we earn under our Administration Agreement with PMI. The Administration Agreement contains a license we grant to PMI that entitles PMI to use the marketplace for, and in relation to: (i) PMI’s performance of its duties and obligations under the Administration Agreement, and (ii) PMI’s performance of its duties and obligations to WebBank under the Loan Account Program Agreement. The Administration Agreement requires PMI to pay us a monthly license fee that is partially based on the number of personal loan listings posted on the marketplace in that month, as well as a fee based on incentives provided to investors to incentivize the purchase of Borrower Loans from PFL. The increase in Administrative Fee Revenue of $8.3 million for the three months ended March 31, 2024, as compared to the corresponding period in 2023, is primarily due to a $9.5 million increase in reimbursements received from PMI for incentives provided to whole loan investors, this was partially offset by a decrease in loan listings generated on the marketplace, which resulted in a $1.2 million decrease in Administrative Fee Revenue for this period.
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
The decrease in Servicing Fees, Net of $0.6 million for the three months ended March 31, 2024, respectively, as compared to the corresponding period in 2023, is largely due to the decrease in the servicing book during this period, which resulted in approximately $0.6 million decrease in Servicing Fees. This is generally in line with the decrease in personal loan originations in the period.
Loss on Sale of Borrower Loans
Loss on Sale of Borrower Loans consists of net losses and gains on Borrower Loans sold through the Whole Loan Channel, net of any incentives provided to investors at the time of sale. For the three months ended March 31, 2024, the incentives increased $9.5 million from the corresponding period in the prior year. Excluding the impact of these incentives, the remaining decreases from Loss on Sale of Borrower Loans of $0.4 million for the three months ended March 31, 2024 as compared to the same period in 2023, were primarily due to decreases in the volume of whole loans sold due to lower personal loan originations, as discussed above.
Other Revenues

Other Revenues has historically consisted primarily of incentive fees, which are earned from partner companies through our incentive programs. The change in Other Revenues for the three months ended March 31, 2024, as compared to the corresponding period in 2023 was not significant.
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
Overall, the $0.1 million decrease in Net Interest Income for the three months ended March 31, 2024, as compared to the corresponding period in 2023, is due to a decrease in the outstanding principal balance of Borrower Loans and Notes during these period.
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
The following table summarizes the fair value adjustments for the three month periods ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Borrower Loans	$(5,558)	$(7,809)
Notes	4,872	7,429
Total	$(686)	$(380)
The decrease in net revenues from Change in Fair Value of Financial Instruments for the three months ended March 31, 2024, as compared to the corresponding period in 2023, is primarily reflective of the timing of the issuance of Notes and collection of Borrower Loan proceeds close to period-end. Other fair value changes are generally not material, which is consistent with the borrower payment-structure described above.
Expenses
The following table summarizes our expenses for the three month periods ended March 31, 2024 and 2023 (in thousands, except percentages):

	Three Months Ended March 31,
	2024	2023	Change	% Change
Expenses:
Administration Fee - Related Party	$16,128	$15,242	$886	6%
Servicing and Other, Net	1,886	1,741	145	8%
Total Expenses	$18,014	$16,983	$1,031	6%
Administration Fee - Related Party
Pursuant to our Administration Agreement with PMI, PMI manages the marketplace on our behalf. Accordingly, each month we are required to pay PMI (a) a corporate administration fee of $500,000 per month, (b) a fee for each Borrower Loan originated through the marketplace, (c) 62.5% of all Servicing Fees collected by us or on our behalf and (d) all nonsufficient funds fees collected by us or on our behalf. In general, the Administrative Fee Expense will not fluctuate directly in line with the Administrative Fee Revenue due to both the flat corporate administrative fee, as well as the fact that we pay fees for three different services, but receive a fee based only on the number of loans listed on the platform. We also include refund liabilities for transaction fees above 5%, based on our revised pricing schedule with WebBank, in Administration Fee - Related Party.
The increase in Administration Fee - Related Party expense of $0.9 million for the three months ended March 31, 2024, as compared to the same period in 2023, is due primarily to a $2.6 million increase in the refund liability for transaction fees above 5%, as we only revised our pricing schedule with WebBank in the fourth quarter of 2024. This was partially offset by a decrease in administration fees of $1.6 million, due to a drop in the number of loans funded during the period, as well as the decrease in Servicing Fees, Net, discussed above.
Servicing and Other, Net
Servicing costs consist primarily of vendor and borrower costs, as well as depreciation of internal-use software associated with servicing Borrower Loans. The increase in Servicing costs for the three months ended March 31, 2024, as compared to the corresponding period in 2023, was primarily driven by the increase in depreciation of internal-use software.
Other costs consist primarily of bank service charges and professional fees. The change in Other costs for the three months ended March 31, 2024, as compared to the corresponding period in 2023 was not significant.
Servicing and Other costs are offset by interest income of $0.3 million and $0.1 million generated from cash invested on our platform during the three months ended March 31, 2024 and 2023, respectively. The increase from the prior year period is primarily related to the change in interest rates.
LIQUIDITY AND CAPITAL RESOURCES
We anticipate that our available funds and cash flow from operations will be sufficient to meet our operational cash needs for at least the next 12 months.
The following table summarizes our cash flow activities for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Net (Loss) Income	$(3,184)	$257

Net Cash (Used in) Provided by Operating Activities	(9,850)	9,475
Net Cash Used in Investing Activities	(5,090)	(19,777)
Net Cash (Used in) Provided by Financing Activities	(217)	16,360
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(15,157)	6,058
Cash, Cash Equivalents and Restricted Cash at the beginning of the period	97,039	97,849
Cash, Cash Equivalents and Restricted Cash at the end of the period	$81,882	$103,907

Cash, Cash Equivalents and Restricted Cash decreased $15.2 million for the three months ended March 31, 2024, based on the following components:
Operating Activities: $9.9 million was used in operating activities, driven by cash used in working capital of $9.0 million, primarily due to the timing of payments to PMI and investors, combined with net loss, net of non-cash adjustments of $0.8 million.
Investing Activities: $5.1 million was used in investing activities, due to $51.9 million in purchases of Borrower Loans and $2.9 million in purchases of property and equipment, partially offset by $49.6 million of principal payments under Borrower Loans.
Financing Activities: $0.2 million was used by financing activities, due to $49.8 million in payments for Notes, at Fair Value, partially offset by $49.6 million in proceeds from the issuance of Notes, at Fair Value.
Cash, Cash Equivalents and Restricted Cash increased $6.1 million for the three months ended March 31, 2023, based on the following components:
Operating Activities: $9.5 million was provided by operating activities, driven by cash provided by working capital of $7.8 million, primarily due to the timing of payments to PMI and investors, and net income, net of non-cash adjustments of $1.6 million.

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
Income Taxes
We incurred no income tax expense for the three months ended March 31, 2024 and 2023. We are a US disregarded entity for income tax purposes and our income and loss is included in the return of our parent, PMI. Given PMI’s history of taxable losses, it is difficult to accurately forecast how Prosper’s and our results will be affected by the realization and use of net operating loss carry forwards.
Off-Balance Sheet Arrangements
As a result of retaining servicing rights on the sale of Borrower Loans, we are a variable interest holder in certain special purposes entities that purchase these Borrower Loans. None of these special interest entities are consolidated as we are not the primary beneficiary. Otherwise as of March 31, 2024, we have not engaged in any off-balance sheet financing activities.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND INTEREST RATE RISK
PROSPER MARKETPLACE, INC.
Market Risk
Market risk is the risk of loss to future earnings, values, or future cash flows that may result from changes in financial market prices and interest rates.
Through our securitization trusts (formed in September 2023 and March 2024) we hold Borrower Loans. Changes in U.S. interest rates affect the market value of these Borrower Loans on our balance sheet. Our future investment income may fall short of expectations, or we may suffer a loss in principal if we are forced to sell Borrower Loans that have declined in market value due to changes in interest rates, loss assumptions or overall market conditions. Recent interest rate increases, due in part to ongoing inflation, may increase the risks of our investments in Borrower Loans through our securitization trusts, and additional fluctuations in interest rates may exacerbate such risks. Changes in the market value of Borrower Loans are recorded on the consolidated statements of operations. The fair value of Borrower Loans held in consolidated securitization trusts was $321.8 million as of March 31, 2024.
The fair values of Borrower Loans and Notes are determined using discounted cash flow methodologies based upon a set of valuation assumptions such as default rate, prepayment rate and discount rate. Default rate, prepayment rate and discount rate may change due to expected loan performance or changes in the expected returns of similar financial instruments available in the market. We are exposed to the risk of a decrease in the fair value of loans held in the warehouse and securitization trusts. For Borrower Loans and Notes presented on our Balance Sheet on behalf of our Note Channel investors, the fair value adjustments for Borrower Loans are largely offset by the fair value adjustments of the Notes due to the borrower payment dependent design of the Notes and due to the total principal balances of the Borrower Loans being very close to the total principal balances of the Notes.
We had cash and cash equivalents of $30.3 million and $35.0 million as of March 31, 2024, and December 31, 2023, respectively. These amounts were held in various unrestricted deposits with highly rated financial institutions and short-term, highly liquid marketable securities which may include money market funds, U.S. Treasury securities, and U.S. agency securities. Cash and Cash Equivalents are held for working capital purposes. Due to their short-term nature, we believe that we do not have any material exposure to changes in the fair value of these liquid investments as a result of changes in interest rates. Decreases in short-term interest rates will moderately reduce interest income on these Cash and Cash Equivalents. Increases in short-term interest rates will moderately increase the interest income earned on the Cash and Cash Equivalents.
Interest Rate Sensitivity
As more fully described in Note 8, Fair Value of Assets and Liabilities, of Prosper's condensed consolidated financial statements attached to this Quarterly Report on Form 10-Q, the combined fair value of Borrower Loans and Loans Held for Sale is $644.2 million as of March 31, 2024, determined using a weighted-average discount rate of 7.59%. The combined fair value of Borrower Loans and Loans Held for Sale was $706.5 million as of December 31, 2023, determined using a weighted-

average discount rate of 6.88%. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $6.1 million and $6.8 million in the fair value of PMI’s investment in Borrower Loans and Loans Held for Sale as of March 31, 2024, and December 31, 2023, respectively. A hypothetical 100 basis point decrease in interest rates would result in an increase of approximately $6.3 million and $6.9 million in the fair value of our investment in Borrower Loans and Loans Held for Sale as of March 31, 2024, and December 31, 2023, respectively. Any realized or unrealized gains or losses resulting from such interest rate change would be recorded in our statement of operations so long as we hold these Borrower Loans and Loans Held for Sale on our balance sheet.
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
Prosper Funding had Cash and Cash Equivalents of $2.2 million as of March 31, 2024, and $3.4 million as of December 31, 2023. These amounts were held in various unrestricted deposits with highly rated financial institutions and short term, highly liquid marketable securities which may include money market funds, U.S. treasury securities and U.S. agency securities. Cash and cash equivalents are held for working capital purposes. Due to their short-term nature, Prosper Funding believes that it does not have any material exposure to changes in the fair value of these liquid investments as a result of changes in interest rates. Decreases in short-term interest rates will moderately reduce interest income on these cash and cash equivalents, while increases in short-term interest rates will moderately increase the interest income earned on these cash and cash equivalent balances.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Registrants’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are designed to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the SEC, and that such information is accumulated and communicated to management, including to each Registrant’s Principal Executive Officer (PEO) and Principal Financial Officer (PFO), to allow timely decisions regarding required disclosures. The management of each Registrant, with the participation of such Registrant’s PEO and PFO, has evaluated the effectiveness of such Registrant’s disclosure controls and procedures as of March 31, 2024. Based on this evaluation, each Registrant’s PEO and PFO have concluded that these disclosure controls and procedures were effective as of March 31, 2024.
Changes in Internal Control Over Financial Reporting
There were no changes in either Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, either Registrant’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
This Item should be read in conjunction with the disclosures contained in Part I, Item 3, “Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2023.
Item 1A. Risk Factors

You should carefully consider all information in this Quarterly Report on Form 10-Q, including the condensed consolidated financial statements and related notes, and the risks described in Part I, Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2023.
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

PROSPER MARKETPLACE, INC.
PROSPER FUNDING LLC

May 13, 2024	/s/ David Kimball
David Kimball
Chief Executive Officer of Prosper Marketplace, Inc.
Chief Executive Officer of Prosper Funding LLC
(Principal Executive Officer)

May 13, 2024	/s/ Usama Ashraf
Usama Ashraf
President and Chief Financial Officer of Prosper Marketplace, Inc.
President, Chief Financial Officer and Treasurer of Prosper Funding LLC
(Principal Financial Officer)