Form 10-Q
period 2024-06-30
PROSPER MARKETPLACE, INC; Prosper Funding LLC
filed 2024-08-15
CIK 1416265, 1542574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

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
As of August 12, 2024, there were 77,199,632 shares of Prosper Marketplace, Inc. common stock outstanding. Prosper Funding LLC does not have any common stock outstanding.
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

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Prosper Marketplace, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except for share and per share amounts)

	June 30, 2024	December 31, 2023
Assets:
Cash and Cash Equivalents	$26,667	$34,970
Restricted Cash (1)	120,504	120,298
Accounts Receivable	8,671	7,523
Loans Held for Sale, at Fair Value (1)	—	161,501
Borrower Loans, at Fair Value	574,569	545,038
Property and Equipment, Net	42,622	40,889
Prepaid and Other Assets (1)	29,278	22,273
Credit Card Derivative	43,740	36,848
Servicing Assets	12,867	12,249
Goodwill	36,368	36,368
Intangible Assets, Net	42	85
Total Assets	$895,328	$1,018,042
Liabilities, Convertible Preferred Stock and Stockholders' Deficit:
Accounts Payable and Accrued Liabilities	$54,935	$40,906
Payable to Investors	91,644	86,732
Notes, at Fair Value	305,288	321,966
Notes Issued by Securitization Trust (1)	263,840	214,798
Warehouse Lines (1)	—	160,207
Term Loan	76,182	75,313
Other Liabilities	36,173	35,259
Convertible Preferred Stock Warrant Liability	176,653	215,041
Total Liabilities	$1,004,715	$1,150,222
Commitments and Contingencies (Note 17)
Convertible Preferred Stock – $0.01 par value; 444,760,848 shares authorized as of June 30, 2024 and December 31, 2023; 209,613,570 issued and outstanding as of June 30, 2024 and December 31, 2023. Aggregate liquidation preference of $370,456 as of June 30, 2024 and December 31, 2023.	$322,748	$322,748
Less: Convertible Preferred Stock Held by Consolidated VIE (Note 13), 51,247,915 shares issued and outstanding as of June 30, 2024 and December 31, 2023	(2,381)	(2,381)
Stockholders' Deficit:
Common Stock – $0.01 par value; 625,000,000 shares authorized; 78,135,567 shares issued and 77,199,632 shares outstanding, as of June 30, 2024; 77,861,329 shares issued and 76,925,394 shares outstanding, as of December 31, 2023	297	293
Additional Paid-In Capital	161,668	160,709
Less: Treasury Stock	(23,417)	(23,417)
Accumulated Deficit	(568,302)	(590,132)
Total Stockholders' Deficit	$(429,754)	$(452,547)
Total Liabilities, Convertible Preferred Stock and Stockholders' Deficit	$895,328	$1,018,042
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

	June 30, 2024	December 31, 2023
Assets of consolidated VIEs, included in total assets above:
Restricted Cash	$20,848	$23,546
Loans Held for Sale, at Fair Value	—	161,501
Borrower Loans, at Fair Value	266,895	220,724
Prepaid and Other Assets	—	972
Total assets of consolidated VIEs	$287,743	$406,743
Liabilities of consolidated VIEs, included in total liabilities above:
Notes Issued by Securitization Trust	$263,840	$214,798
Warehouse Lines	—	160,207
Other Liabilities	350	550
Total liabilities of consolidated VIEs	$264,190	$375,555

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Marketplace, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except for share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Operating Revenues:
Transaction Fees, Net	$40,865	$31,729	$83,836	$65,014
Servicing Fees, Net	4,297	4,017	10,579	9,070
Loss on Sale of Borrower Loans	(8,436)	(1,976)	(18,940)	(3,366)
Other Revenues	1,690	1,629	3,056	2,923
Total Operating Revenues	38,416	35,399	78,531	73,641
Interest Income (Expense):
Interest Income on Borrower Loans and Loans Held for Sale	22,106	30,366	46,342	59,385
Interest Expense on Financial Instruments	(18,436)	(23,404)	(39,461)	(44,563)
Total Interest Income, Net	3,670	6,962	6,881	14,822
Change in Fair Value of Financial Instruments	(11,906)	(10,830)	(11,739)	(16,560)
Total Net Revenue	30,180	31,531	73,673	71,903
Expenses:
Origination and Servicing	11,013	12,332	22,946	24,617
Sales and Marketing	11,773	13,624	25,816	29,128
General and Administrative	16,151	23,853	36,841	47,282
Change in Fair Value of Convertible Preferred Stock Warrants	(10,664)	31,989	(38,388)	27,724
Interest Expense on Term Loan	3,259	2,869	6,479	5,821
Other Income, Net	(913)	(436)	(1,903)	(949)
Total Expenses	30,619	84,231	51,791	133,623
Net (Loss) Income Before Taxes	(439)	(52,700)	21,882	(61,720)
Income Tax Expense	(26)	(70)	(52)	(140)
Net (Loss) Income	$(465)	$(52,770)	$21,830	$(61,860)
Less: Net Income Allocated to Participating Securities	—	—	(14,392)	—
Net (Loss) Income Attributable to Common Stockholders	$(465)	$(52,770)	$7,438	$(61,860)
Net (Loss) Income Per Share – Basic	$(0.01)	$(0.70)	$0.10	$(0.82)
Net (Loss) Income Per Share – Diluted	$(0.01)	$(0.70)	$0.02	$(0.82)
Weighted Average Shares – Basic	77,195,947	75,777,502	77,133,397	75,483,899
Weighted Average Shares – Diluted	77,195,947	75,777,502	339,860,361	75,483,899
The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Marketplace, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit (Unaudited)
(in thousands, except for share amounts)

	Convertible Preferred Stock		Convertible Preferred Stock Held by Consolidated VIE		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2024	209,613,570	322,748	(51,247,915)	(2,381)	82,102,629	293	(5,177,235)	(23,417)	160,709	(590,132)	(452,547)
Exercise of vested stock options	—	—	—	—	274,238	4	—	—	6	—	10
Stock-based compensation expense	—	—	—	—	—	—	—	—	953	—	953
Net income	—	—	—	—	—	—	—	—	—	21,830	21,830
Balance as of June 30, 2024	209,613,570	$322,748	(51,247,915)	$(2,381)	82,376,867	$297	(5,177,235)	$(23,417)	$161,668	$(568,302)	$(429,754)

	Convertible Preferred Stock		Convertible Preferred Stock Held by Consolidated VIE		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2023	209,613,570	322,748	(51,247,915)	(2,381)	79,465,150	267	(5,177,235)	(23,417)	$158,814	$(483,670)	$(348,006)
Exercise of vested stock options	—	—	—	—	2,313,011	23	—	—	49	—	72
Stock-based compensation expense	—	—	—	—	—	—	—	—	866	—	866
Net loss	—	—	—	—	—	—	—	—	—	(61,860)	(61,860)
Balance as of June 30, 2023	209,613,570	$322,748	(51,247,915)	$(2,381)	81,778,161	$290	(5,177,235)	$(23,417)	$159,729	$(545,530)	$(408,928)

	Convertible Preferred Stock		Convertible Preferred Stock Held by Consolidated VIE		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2024	209,613,570	322,748	(51,247,915)	(2,381)	82,102,629	293	(5,177,235)	(23,417)	160,709	(590,132)	(452,547)
Exercise of vested stock options	—	—	—	—	251,559	3	—	—	5	—	8
Stock-based compensation expense	—	—	—	—	—	—	—	—	461	—	461
Net income	—	—	—	—	—	—	—	—	—	22,295	22,295
Balance as of March 31, 2024	209,613,570	322,748	(51,247,915)	(2,381)	82,354,188	296	(5,177,235)	(23,417)	161,175	(567,837)	(429,783)
Exercise of vested stock options	—	—	—	—	22,679	1	—	—	1	—	2
Stock-based compensation expense	—	—	—	—	—	—	—	—	492	—	492
Net loss	—	—	—	—	—	—	—	—	—	(465)	(465)
Balance as of June 30, 2024	209,613,570	322,748	(51,247,915)	(2,381)	82,376,867	297	(5,177,235)	(23,417)	161,668	(568,302)	(429,754)

	Convertible Preferred Stock		Convertible Preferred Stock Held by Consolidated VIE		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2023	209,613,570	322,748	(51,247,915)	(2,381)	79,465,150	267	(5,177,235)	(23,417)	158,814	(483,670)	(348,006)
Exercise of vested stock options	—	—	—	—	1,147,009	11	—	—	16	—	27
Stock-based compensation expense	—	—	—	—	—	—	—	—	415	—	415
Net loss	—	—	—	—	—	—	—	—	—	(9,090)	(9,090)
Balance as of March 31, 2023	209,613,570	322,748	(51,247,915)	(2,381)	80,612,159	278	(5,177,235)	(23,417)	159,245	(492,760)	(356,654)
Exercise of vested stock options	—	—	—	—	1,166,002	12	—	—	33	—	45
Stock-based compensation expense	—	—	—	—	—	—	—	—	451	—	451
Net loss	—	—	—	—	—	—	—	—	—	(52,770)	(52,770)
Balance as of June 30, 2023	209,613,570	322,748	(51,247,915)	(2,381)	81,778,161	290	(5,177,235)	(23,417)	159,729	(545,530)	(408,928)
The accompanying notes are an integral part of these consolidated financial statements.

Prosper Marketplace, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from Operating Activities:
Net Income (Loss)	$21,830	$(61,860)
Adjustments to Reconcile Net Income (Loss) to Net Cash (Used in) Provided by Operating Activities:
Change in Fair Value of Financial Instruments	11,739	16,560
Depreciation and Amortization	5,570	5,636
Amortization of Operating Lease Right-of-use Asset	1,293	1,290
Gain on Sales of Borrower Loans	(5,113)	(4,867)
Change in Fair Value of Servicing Rights	4,437	6,645
Stock-Based Compensation Expense	809	772
Change in Fair Value of Convertible Preferred Stock Warrants	(38,388)	27,724
Amortization of Debt Discount and Debt Issuance Costs	2,593	694
Accrual of Payment-in-kind Interest on Term Loan	765	819
Other, Net	1,240	(427)
Changes in Operating Assets and Liabilities:
Purchase of Loans Held for Sale at Fair Value	(959,163)	(1,098,861)
Proceeds from Sales and Principal Payments of Loans Held for Sale at Fair Value	1,059,542	1,057,828
Accounts Receivable	(1,148)	(1,622)
Prepaid and Other Assets	(7,849)	(2,036)
Credit Card Derivative	(5,618)	(1,019)
Accounts Payable and Accrued Liabilities	13,879	3,904
Payable to Investors	4,912	(10,178)
Other Liabilities	727	902
Interest payable	(2,164)	462
Net Cash Provided by (Used in) Operating Activities	109,893	(57,634)
Cash Flows from Investing Activities:
Purchase of Borrower Loans Held at Fair Value	(96,114)	(125,796)
Proceeds from Sales and Principal Payments of Borrower Loans Held at Fair Value	99,799	94,316
Purchases of Property and Equipment	(8,114)	(7,502)
Net Cash Used in Investing Activities	(4,429)	(38,982)
Cash Flows from Financing Activities:
Proceeds from Issuance of Notes Held at Fair Value	96,008	123,544
Payments of Notes Held at Fair Value	(98,771)	(93,866)
Principal Payments on Notes Issued by Securitization Trust	(87,540)	—
Proceeds from Issuance of Securitized Notes (Note 7)	136,472	—
Proceeds from Warehouse Lines	—	48,478
Principal Payments on Warehouse Lines	(28,601)	(21,127)
Extinguishment of PWIT Warehouse Line (Note 11)	(129,441)	—
Payments of Debt Issuance Costs	(1,698)	(1,878)
Proceeds from Exercise of Stock Options	10	71
Net Cash (Used in) Provided by Financing Activities	(113,561)	55,222
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(8,097)	(41,394)
Cash, Cash Equivalents and Restricted Cash at Beginning of the Period	155,268	196,609
Cash, Cash Equivalents and Restricted Cash at End of the Period	$147,171	$155,215

	Six Months Ended June 30,
	2024	2023
Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$45,095	$48,303
Cash Paid for Operating Leases Included in the Measurement of Lease Liabilities	1,925	1,665
Non-Cash Investing Activity - Accrual for Property and Equipment, Net	1,818	1,279
Non-Cash Financing Activity - Accrual for Debt Issuance Costs	350	—
Non-Cash Financing Activity - Accrual for Term Loan Fees	750	—

Reconciliation to Amounts on Consolidated Balance Sheets:
Cash and Cash Equivalents	$26,667	$43,830
Restricted Cash	120,504	111,385
Total Cash, Cash Equivalents and Restricted Cash	$147,171	$155,215

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
PMI did not have any items of other comprehensive income or loss for any of the periods presented in the condensed consolidated financial statements as of and for the six months ended June 30, 2024 and 2023.
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
2. Summary of Significant Accounting Policies
Prosper’s significant accounting policies are included in Note 2, Summary of Significant Accounting Policies, in Prosper’s Annual Report on Form 10-K for the year ended December 31, 2023. There have been no changes to these accounting policies during the first six months of 2024.
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
Transaction Fee Refunds
Prosper assumes WebBank’s obligation under Utah law to refund the pro-rated amount of any Transaction Fees collected in excess of 5%, in the event the underlying borrower prepays the loan in full before maturity. Liabilities under this obligation are estimated upon the origination of Borrower Loans and recorded within Accounts Payable and Accrued Liabilities on the accompanying consolidated Balance Sheets. The key assumptions used in the estimated refund liability include prepayment rates and default rates derived primarily from historical performance. Changes in the liability are recorded within Transaction Fees, Net on the accompanying consolidated Statements of Operations. Refer to Note 17, Commitments and Contingencies, for details on the amounts recorded under this obligation.
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

3. Property and Equipment, Net
Property and Equipment consists of the following at the dates presented (in thousands):

	June 30, 2024	December 31, 2023
Internal-use software and website development costs	$60,137	$58,423
Operating lease right-of-use assets	22,690	22,655
Computer equipment	8,964	10,466
Leasehold improvements	7,144	6,827
Office equipment and furniture	2,968	2,936
Assets not yet placed in service	15,004	9,953
Property and equipment	116,907	111,260
Less: Accumulated depreciation and amortization	(74,285)	(70,371)
Total Property and Equipment, Net	$42,622	$40,889
Depreciation and amortization expense for Property and Equipment, Net for the three months ended June 30, 2024 and 2023 was $2.6 million and $2.8 million, respectively. Depreciation and amortization expense for Property and Equipment, Net for the six months ended June 30, 2024 and 2023 was $5.5 million and $5.6 million, respectively. These charges are included in Origination and Servicing and General and Administrative expenses on the condensed consolidated statements of operations. PMI capitalized internal-use software and website development costs in the amount of $4.0 million and $3.4 million for the three months ended June 30, 2024 and 2023, respectively. PMI capitalized internal-use software and website development costs in the amount of $8.0 million and $6.7 million for the six months ended June 30, 2024 and 2023, respectively. Additionally, disclosures around the operating lease right-of-use assets are included in Note 16.
4. Borrower Loans, Loans Held for Sale and Notes, at Fair Value
The aggregate principal balances outstanding and fair values of Borrower Loans, Loans Held for Sale, and Notes as of June 30, 2024 and December 31, 2023, are presented in the following table (in thousands):

	Borrower Loans		Loans Held for Sale		Notes
	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Aggregate principal balance and interest outstanding	$604,477	$577,029	$—	$170,925	$323,078	$345,341
Fair value adjustments	(29,908)	(31,991)	—	(9,424)	(17,790)	(23,375)
Fair value	$574,569	$545,038	$—	$161,501	$305,288	$321,966
Borrower Loans
As of June 30, 2024, outstanding Borrower Loans had original terms to maturity of 24, 36, 48 or 60 months, had monthly payments with fixed interest rates ranging from 6% to 33.00%, and had various original maturity dates through June 2029. As of December 31, 2023, outstanding Borrower Loans had original terms to maturity of 24, 36, 48 or 60 months, had monthly payments with fixed interest rates ranging from 5.46% to 33.00%, and had various original maturity dates through December 2028.
As of June 30, 2024, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $5.5 million and a fair value of $0.9 million. As of December 31, 2023, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $7.0 million and a fair value of $1.3 million. Prosper places loans on non-accrual status when they are over 120 days past due. As of June 30, 2024 and December 31, 2023, Borrower Loans in non-accrual status had a fair value of $0.9 million and $1.0 million, respectively.

Loans Held for Sale
As of June 30, 2024, the outstanding balance of Loans Held for Sale was reduced to zero following the contribution of loans held in consolidated warehouse trusts to the PMIT 2023-1 and PMIT 2024-1 securitization transactions in September 2023 and March 2024, respectively, as more fully described in Note 7, Securitizations. As of December 31, 2023, outstanding Loans Held for Sale had original terms to maturity of either 24, 36, 48 or 60 months, had monthly payments with fixed interest rates ranging from 6.00% to 33.00% and had various original maturity dates through July 2028. Interest income earned on Loans Held for Sale by the Company was zero and $17.1 million for the three months ended June 30, 2024 and 2023, respectively, and $4.3 million and $33.6 million for the six months ended June 30, 2024 and 2023, respectively.
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
For the three months ended June 30, 2024 and 2023, the Company recognized $2.2 million of unrealized losses and $2.7 million of unrealized gains, respectively, from fair value changes on the Credit Card Derivative. For the six months ended June 30, 2024 and 2023, the Company recognized $6.9 million and $8.8 million, respectively, of unrealized gains from fair value changes on the Credit Card Derivative. Changes from settled transactions underlying the Credit Card Derivative, including income from debt sales on charged off balances, were a loss of $2.9 million and a gain of $0.5 million for the three months ended June 30, 2024 and 2023, respectively, and a loss of $5.6 million and $1.0 million, for the six months ended June 30, 2024 and 2023, respectively. These unrealized and settled gains and losses are included in Changes in Fair Value of Financial Instruments on the accompanying condensed consolidated statements of operations.
The Company records revenue from various fees generated from the Credit Card program, including interchange fees, annual fees and late fees, net of a portion of the interchange fees that must be remitted to Coastal. These fees are included in Transaction Fees, Net on the accompanying condensed consolidated statements of operations. For the three months ended June 30, 2024 and 2023, these fees totaled $5.5 million and $4.2 million, respectively, and for the six months ended June 30, 2024 and 2023, these fees totaled $11.3 million and $7.6 million, respectively.
Under the program agreement, Prosper is responsible for servicing the entire underlying Credit Card portfolio. Coastal pays the Company a 1% per annum servicing fee on the daily outstanding principal balance of receivables designated as Coastal Allocations. To the extent these servicing fees do not exceed the market servicing rate a market participant would require to service the entire Credit Card portfolio, the Company records a servicing obligation liability and measures it at fair value through the servicing period. The net balance of this servicing obligation liability is included in Other Liabilities on the accompanying condensed consolidated balance sheets (see Note 10, Other Liabilities). Changes in the fair value of the servicing obligation liability are recorded in Servicing Fees, Net on the accompanying condensed consolidated statements of operations, and totaled a loss of $0.8 million and $1.1 million for the three months ended June 30, 2024 and 2023, respectively, and a gain of $0.1 million and a loss of $2.0 million for the six months ended June 30, 2024 and 2023, respectively.
6. Servicing Assets
Prosper accounts for Servicing Assets at their estimated fair values with changes in fair values recorded in Servicing Fees, Net on the accompanying condensed consolidated statement of operations. The initial asset or liability is recognized in Gain (Loss) on the Sale of Borrower Loans on the condensed consolidated statements of operations when the Company sells Borrower Loans to unrelated third-party buyers through the Whole Loan Channel and the servicing rights are retained. The Servicing Assets are measured at fair value throughout the servicing period. The Company recognized gains from the initial recognition of Servicing Assets on the sale of Borrower Loans in the amounts of $2.6 million and $2.6 million for the three months ended June 30, 2024 and 2023, respectively, and $5.1 million and $4.9 million for the six months ended June 30, 2024 and 2023, respectively. These amounts are recorded in Loss on Sale of Borrower Loans on the condensed consolidated statements of operations, and are offset primarily by incentives provided to loan buyers at the time of sale.
As of June 30, 2024, Borrower Loans that were sold but for which Prosper retained servicing rights had a total outstanding principal balance of $3.1 billion, original terms to maturity of 24, 36, 48 or 60 months, monthly payments with fixed interest rates ranging from 5.46% to 33.00%, and various original maturity dates through June 2029. As of December 31,

2023, Borrower Loans that were sold but for which Prosper retained servicing rights had a total outstanding principal balance of $3.1 billion, original terms to maturity of either 24, 36, 48 or 60 months, monthly payments with fixed interest rates ranging from 5.46% to 33.00%, and various original maturity dates through December 2028.
Contractually-specified servicing fees and ancillary fees totaling $7.5 million and $7.7 million for the three months ended June 30, 2024 and 2023, respectively, and $14.9 million and $15.9 million for the six months ended June 30, 2024 and 2023, respectively, are included in the condensed consolidated statements of operations in Servicing Fees, Net.
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
The notes under PMIT 2023-1 were issued in five classes: Class A in the amount of $165.5 million, Class B in the amount of $25.4 million, Class C in the amount of $25.1 million, Class D in the amount of $22.3 million and Class E in the amount of $13.1 million (collectively, the “2023-1 Notes”). The Class A, Class B, Class C, Class D and Class E notes bear interest at fixed rates of 7.06%, 7.48%, 8.29%, 11.24% and 15.49%, respectively. Principal and interest payments began in October 2023 and are payable monthly. The 2023-1 Notes are recorded at amortized cost, net of original issue discounts totaling approximately $0.8 million. These discounts, along with debt issuance costs incurred of $2.7 million, are deferred and amortized into interest expense over the contractual lives of the 2023-1 Notes using the effective interest method. As of June 30, 2024, the outstanding principal and accrued interest of the 2023-1 Notes was $156.7 million, secured by an aggregate outstanding principal balance of $165.4 million of borrower loans, and approximately $11.9 million in cash collections held in collateral and reserve accounts included in Restricted Cash on the condensed consolidated balance sheets. As of December 31, 2023, the outstanding principal and accrued interest of these notes was $217.5 million, secured by an aggregate outstanding principal balance of $232.0 million of borrower loans included in Borrower Loans, at Fair Value on the Consolidated Balance Sheets, and approximately $12.6 million in cash collections held in collateral and reserve accounts included in Restricted Cash on the consolidated balance sheets.
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
The notes under PMIT 2024-1 were issued in four classes: Class A in the amount of $105.2 million, Class B in the amount of $10.8 million, Class C in the amount of $10.3 million and Class D in the amount of $10.2 million (collectively, the “2024-1 Notes”). The Class A, Class B, Class C and Class D notes bear interest at fixed rates of 6.12%, 6.13%, 6.96%, 10.98%, respectively. The 2024-1 Notes are recorded at amortized cost, net of debt issuance costs incurred of $1.5 million. These debt issuance costs are deferred and amortized into interest expense over the contractual lives of the 2024-1 Notes using the effective interest method. As of June 30, 2024, the outstanding principal and accrued interest of the 2024-1 Notes was $109.9 million, secured by an aggregate outstanding principal balance of $114.6 million of borrower loans included in “Borrower Loans, at Fair Value” on the condensed consolidated balance sheets, and approximately $8.9 million in cash collections held in collateral and reserve accounts included in “Restricted Cash” on the condensed consolidated balance sheets.

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
The Convertible Preferred Stock Warrant Liability is valued using a Black-Scholes option pricing model. Refer to Note 13 for further details.

The following tables present the fair value hierarchy for assets and liabilities measured at fair value (in thousands):

June 30, 2024	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Borrower Loans, at Fair Value	—	—	574,569	574,569
Servicing Assets	—	—	12,867	12,867
Credit Card Derivative (Note 5)	—	—	43,740	43,740
Total Assets	$—	$—	$631,176	$631,176
Liabilities:
Notes, at Fair Value	$—	$—	$305,288	$305,288
Convertible Preferred Stock Warrant Liability	—	—	176,653	176,653
Loan Trailing Fee Liability (Note 10)	—	—	2,889	2,889
Credit Card servicing obligation liability (Note 5)	—	—	9,674	9,674
Total Liabilities	$—	$—	$494,504	$494,504

December 31, 2023	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Loans Held for Sale at Fair Value	$—	$—	$161,501	$161,501
Borrower Loans, at Fair Value	—	—	545,038	545,038
SOFR rate swaption (Note 11)	—	90	—	90
Servicing Assets	—	—	12,249	12,249
Credit Card Derivative (Note 5)	$—	$—	36,848	36,848
Total Assets	$—	$90	$755,636	$755,726
Liabilities:
Notes, at Fair Value	$—	$—	$321,966	$321,966
Convertible Preferred Stock Warrant Liability	—	—	215,041	215,041
Loan Trailing Fee Liability (Note 10)	—	—	2,942	2,942
Credit Card servicing obligation liability (Note 5)	$—	$—	9,732	9,732
Total Liabilities	$—	$—	$549,681	$549,681

As PMI’s Borrower Loans, Loans Held for Sale, Notes, Convertible Preferred Stock Warrant Liability, Servicing Assets and Liability, Credit Card Derivative, Credit Card servicing obligation liability and loan trailing fee liability do not trade in an active market with readily observable prices, the Company uses significant unobservable inputs to measure the fair value of these assets and liabilities. Financial instruments are categorized in the Level 3 valuation hierarchy based on the significance of unobservable factors in the overall fair value measurement. These fair value estimates may also include observable, actively quoted components derived from external sources. As a result, gains and losses for assets and liabilities within the Level 3 category may include changes in fair value that were attributable to both observable and unobservable inputs. Prosper did not transfer any assets or liabilities in or out of Level 3 for the six months ended June 30, 2024 and 2023.

Significant Unobservable Inputs
The following tables present quantitative information about the ranges of significant unobservable inputs used for the Company’s Level 3 fair value measurements at June 30, 2024 and December 31, 2023:

Range
Borrower Loans, Loans Held for Sale and Notes:	June 30, 2024	December 31, 2023
Discount rate	5.7% - 11.1%	5.4% - 8.1%
Default rate	3.0% - 24.3%	3.2% - 23.6%

Range
Servicing Assets:	June 30, 2024	December 31, 2023
Discount rate	15.0% - 25.0%	15.0% - 25.0%
Default rate	2.6% - 24.5%	2.8% - 23.6%
Prepayment rate	8.1% - 30.3%	6.1% - 30.6%
Market servicing rate (1) (2)	0.633% - 0.842%	0.633% - 0.842%
(1) Servicing assets associated with loans enrolled in a relief program offered by the Company as of June 30, 2024 and December 31, 2023 were measured using a market servicing rate assumption of 84.2 basis points. This rate was estimated using a multiplier consistent with observable market rates for other loan types, applied to the base market servicing rate assumption.
(2) Excludes collection fees that would be passed on to a hypothetical third-party servicer. As of June 30, 2024 and December 31, 2023, the market rate for collection fees and non-sufficient fund fees was assumed to be 6 basis points and 5 basis points, respectively, for a total market servicing rate range of 69.3 - 90.2 basis points and 68.3 - 89.2 basis points, respectively.

Range
Loan Trailing Fee Liability:	June 30, 2024	December 31, 2023
Discount rate	15.0% - 25.0%	15.0% - 25.0%
Default rate	2.6% - 24.5%	2.8% - 23.6%
Prepayment rate	8.1% - 30.3%	6.1% - 30.6%

Ranges of inputs are not applied to the Credit Card Derivative and Credit Card servicing obligation liability, as they are valued at the portfolio level. Refer below for a summary of the significant unobservable inputs associated with those Level 3 fair value measurements.
At June 30, 2024 and December 31, 2023, the discounted cash flow methodology used to estimate the Notes fair values used the same projected cash flows as the related Borrower Loans.
Changes in Level 3 Fair Value Assets and Liabilities on a Recurring Basis
The following tables present additional information about Level 3 Borrower Loans, Loans Held for Sale and Notes measured at fair value on a recurring basis (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets		Liabilities
	Borrower Loans	Loans Held For Sale	Notes	Total
Balance at January 1, 2024	$545,038	$161,501	$(321,966)	$384,573
Purchase of Borrower Loans/Issuance of Notes	96,114	959,163	(96,008)	959,269
Principal repayments	(173,971)	(22,553)	98,771	(97,753)
Borrower Loans sold to third parties	(2,961)	(959,856)	—	(962,817)
Other changes	(987)	(303)	349	(941)
Change in fair value	(24,353)	(2,263)	13,566	(13,050)
Transfer of Loans Held for Sale to Borrower Loans upon PMIT 2024-1 Transaction, at Fair Value	135,689	(135,689)	—	—
Balance at June 30, 2024	$574,569	$—	$(305,288)	$269,281

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets		Liabilities
	Borrower Loans	Loans Held for Sale	Notes	Total
Balance at January 1, 2023	$320,642	$499,765	$(318,704)	$501,703
Purchase of Borrower Loans/Issuance of Notes	125,796	1,098,861	(123,543)	1,101,114
Principal repayments	(92,362)	(129,255)	93,867	(127,750)
Borrower Loans sold to third parties	(1,954)	(928,574)	—	(930,528)
Other changes	196	575	(262)	509
Change in fair value	(18,059)	(23,591)	17,895	(23,755)
Balance at June 30, 2023	$334,259	$517,781	$(330,747)	$521,293

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets		Liabilities
	Borrower Loans	Loans Held for Sale	Notes	Total
Balance at April 1, 2024	$644,200	$—	$(316,578)	$327,622
Purchase of Borrower Loans/Issuance of Notes	44,260	471,333	(46,419)	469,174
Principal repayments	(96,209)	—	48,965	(47,244)
Borrower Loans sold to third parties	(1,471)	(471,333)	—	(472,804)
Other changes	(677)	—	50	(627)
Change in fair value	(15,534)	—	8,694	(6,840)
Balance at June 30, 2024	$574,569	$—	$(305,288)	$269,281

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets		Liabilities
	Borrower Loans	Loans Held for Sale	Notes	Total
Balance at April 1, 2023	330,407	$553,095	$(327,686)	$555,816
Purchase of Borrower Loans/Issuance of Notes	61,887	529,059	(60,901)	530,045
Principal repayments	(46,875)	(65,754)	47,583	(65,046)
Borrower Loans sold to third parties	(1,001)	(484,305)	—	(485,306)
Other changes	91	(188)	(209)	(306)
Change in fair value	(10,250)	(14,126)	10,466	(13,910)
Balance at June 30, 2023	$334,259	$517,781	$(330,747)	$521,293
The following tables present additional information about Level 3 Servicing Assets measured at fair value on a recurring basis for the three and six month periods ending June 30, 2024 and 2023 (in thousands):

Servicing Assets
Balance at January 1, 2024	$12,249
Additions	5,113
Less: Changes in fair value	(4,495)
Balance at June 30, 2024	$12,867

Servicing Assets
Balance at January 1, 2023	$12,562
Additions	4,867
Less: Changes in fair value	(4,596)
Balance at June 30, 2023	$12,833

Servicing Assets
Balance at April 1, 2024	$12,536
Additions	2,609
Less: Changes in fair value	(2,278)
Balance at June 30, 2024	$12,867

Servicing Assets
Balance at April 1, 2023	$12,716
Additions	2,554
Less: Changes in fair value	(2,437)
Balance at June 30, 2023	$12,833
The following tables present additional information about the Level 3 Credit Card derivative measured at fair value on a recurring basis for the three and six month periods ending June 30, 2024 and 2023 (in thousands):

Credit Card Derivative
Balance at January 1, 2024	$36,848
Change in fair value	6,892
Balance at June 30, 2024	$43,740

Credit Card Derivative
Balance at January 1, 2023	$10,782
Change in fair value	8,760
Balance at June 30, 2023	$19,542

Credit Card Derivative
Balance at April 1, 2024	$45,917
Change in fair value	(2,177)
Balance at June 30, 2024	$43,740

Credit Card Derivative
Balance at April 1, 2023	$16,883
Change in fair value	2,659
Balance at June 30, 2023	$19,542
The following tables present additional information about the Level 3 Credit Card servicing obligation liability (a component of “Other Liabilities” on the consolidated balance sheets) measured at fair value on a recurring basis for the three and six month periods ending June 30, 2024 and 2023 (in thousands):

Credit Card Servicing Obligation Liability
Fair Value at January 1, 2024	$9,732
Change in fair value	(58)
Balance at June 30, 2024	$9,674

Credit Card Servicing Obligation Liability
Fair Value at January 1, 2023	$3,720
Change in fair value	2,049
Balance at June 30, 2023	$5,769

Credit Card Servicing Obligation Liability
Fair Value at April 1, 2024	$8,836
Change in fair value	838
Balance at June 30, 2024	$9,674

Credit Card Servicing Obligation Liability
Fair Value at April 1, 2023	$4,626
Change in fair value	1,143
Balance at June 30, 2023	$5,769
The following tables present additional information about the Level 3 Convertible Preferred Stock Warrant Liability measured at fair value on a recurring basis for the three and six month periods ending June 30, 2024 and 2023 (in thousands):

Convertible Preferred Stock Warrant Liability
Balance as of January 1, 2024	$215,041
Change in fair value	(38,388)
Balance as of June 30, 2024	$176,653

Convertible Preferred Stock Warrant Liability
Balance as of January 1, 2023	$166,346
Change in fair value	27,724
Balance as of June 30, 2023	$194,070

Convertible Preferred Stock Warrant Liability
Balance as of April 1, 2024	$187,317
Change in fair value	(10,664)
Balance as of June 30, 2024	$176,653

Convertible Preferred Stock Warrant Liability
Balance as of April 1, 2023	$162,081
Change in fair value	31,989
Balance as of June 30, 2023	$194,070
Loan Trailing Fee

The fair value of the Loan Trailing Fee represents the present value of the expected monthly Loan Trailing Fee payments, which takes into consideration certain assumptions related to expected prepayment rates and default rates using a discounted cash flow model. The assumptions used are the same as those used for the valuation of Servicing Assets, as described below.
The following tables present additional information about the Level 3 Loan Trailing Fee Liability measured at fair value on a recurring basis for the three and six month periods ending June 30, 2024 and 2023 (in thousands):

Loan Trailing Fee Liability
Balance at January 1, 2024	$2,942
Issuances	878
Cash Payment of Loan Trailing Fee	(1,304)
Change in Fair Value	373
Balance at June 30, 2024	$2,889

Loan Trailing Fee Liability
Balance at January 1, 2023	$3,290
Issuances	1,132
Cash Payment of Loan Trailing Fee	(1,406)
Change in Fair Value	278
Balance at June 30, 2023	$3,294

Loan Trailing Fee Liability
Balance at April 1, 2024	$2,938
Issuances	390
Cash Payment of Loan Trailing Fee	(644)
Change in Fair Value	205
Balance at June 30, 2024	$2,889

Loan Trailing Fee Liability
Balance at April 1, 2023	$3,308
Issuances	543
Cash Payment of Loan Trailing Fee	(698)
Change in Fair Value	141
Balance at June 30, 2023	$3,294
Significant Recurring Level 3 Fair Value Input Sensitivity
Key economic assumptions and the sensitivity of the fair value to immediate changes in those assumptions at June 30, 2024 and December 31, 2023 for Borrower Loans and Loans Held for Sale are presented in the following table (in thousands, except percentages).

Borrower Loans and Loans Held for Sale	June 30, 2024	December 31, 2023
Fair value, using the following assumptions:	$574,569	$706,539
Weighted-average discount rate	7.82%	6.88%
Weighted-average default rate	11.57%	12.44%

Fair value resulting from:
100 basis point increase in discount rate	$569,210	$699,770
200 basis point increase in discount rate	$563,979	$693,167
Fair value resulting from:
100 basis point decrease in discount rate	$580,061	$713,481
200 basis point decrease in discount rate	$585,692	$720,601

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$567,593	$696,510
Applying a 1.2 multiplier to default rate	$560,651	$686,586
Fair value resulting from:
Applying a 0.9 multiplier to default rate	$581,581	$716,671
Applying a 0.8 multiplier to default rate	$588,636	$726,910
Key economic assumptions and the sensitivity of the fair value to immediate changes in those assumptions at June 30, 2024 and December 31, 2023 for Notes are presented in the following table (in thousands, except percentages).

Notes	June 30, 2024	December 31, 2023
Fair value, using the following assumptions:	$305,288	$321,966
Weighted-average discount rate	7.52%	6.55%
Weighted-average default rate	12.84%	14.21%

Fair value resulting from:
100 basis point increase in discount rate	$302,436	$318,877
200 basis point increase in discount rate	$299,653	$315,863
Fair value resulting from:
100 basis point decrease in discount rate	$308,210	$325,134
200 basis point decrease in discount rate	$311,206	$328,384

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$301,547	$317,359
Applying a 1.2 multiplier to default rate	$297,825	$312,800
Fair value resulting from:
Applying a 0.9 multiplier to default rate	$309,048	$326,621
Applying a 0.8 multiplier to default rate	$312,831	$331,325
Key economic assumptions and the sensitivity of the fair value to immediate changes in those assumptions at June 30, 2024 and December 31, 2023 for Servicing Assets is presented in the following table (in thousands, except percentages).

Servicing Assets	June 30, 2024	December 31, 2023
Fair value, using the following assumptions	$12,867	$12,249
Weighted-average market servicing rate	0.65%	0.65%
Weighted-average prepayment rate	19.03%	19.55%
Weighted-average default rate	14.15%	15.25%

Fair value resulting from:
Market servicing rate increase of 0.025%	$12,062	$11,475
Market servicing rate decrease of 0.025%	$13,672	$13,023

Fair value resulting from:
Applying a 1.1 multiplier to prepayment rate	$12,581	$11,969
Applying a 0.9 multiplier to prepayment rate	$13,157	$12,533

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$12,601	$11,998
Applying a 0.9 multiplier to default rate	$13,135	$12,503
Key economic assumptions and the sensitivity of the fair value to immediate changes in those assumptions at June 30, 2024 and December 31, 2023 for the Credit Card Derivative is presented in the following table (in thousands, except percentages).

Credit Card Derivative	June 30, 2024	December 31, 2023
Fair value, based on the following notional amount and rate assumptions:	$43,740	$36,848
Prosper Credit Card portfolio	351,120	286,284
Discount rate on Prosper Allocations	24.43%	23.19%
Discount rate on Coastal Program Fee (1)	24.43%	7.41%
Prepayment rate applied to Credit Card portfolio	8.39%	8.14%
Default rate applied to Credit Card portfolio	16.01%	14.36%

Fair value resulting from:
100 basis point increase in both discount rates	$43,166	$36,452
200 basis point increase in both discount rates	$42,607	$36,065
Fair value resulting from:
100 basis point decrease in both discount rates	$44,332	$37,253
200 basis point decrease in both discount rates	$44,942	$37,668

Fair value resulting from:
Applying a 1.1 multiplier to prepayment rate	$43,124	$36,374
Applying a 0.9 multiplier to prepayment rate	$44,366	$37,328

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$33,245	$29,659
Applying a 0.9 multiplier to default rate	$54,600	$44,256
(1) Refer to Change in Estimate section below.

Key economic assumptions and the sensitivity of the fair value to immediate changes in those assumptions at June 30, 2024 and December 31, 2023 for Credit Card servicing obligation liability is presented in the following table (in thousands, except percentages).

Credit Card servicing obligation liability:	June 30, 2024	December 31, 2023
Fair value, using the following assumptions:	$9,674	$9,732
Discount rate on Credit Card portfolio servicing obligation (1)	24.43%	7.41%
Prepayment rate applied to Credit Card portfolio	8.39%	8.14%
Default rate applied to Credit Card portfolio	16.01%	14.36%
Market servicing rate	2.00%	2.00%

Fair value resulting from:
Market servicing rate increase of 0.10%	$10,177	$10,253
Market servicing rate decrease of 0.10%	$9,173	$9,213

Fair value resulting from:
Applying a 1.1 multiplier to prepayment rate	$9,567	$9,609
Applying a 0.9 multiplier to prepayment rate	$9,783	$9,858

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$9,438	$9,487
Applying a 0.9 multiplier to default rate	$9,917	$9,984
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
Change in Estimate
Effective March 31, 2024, the Company started applying a single discount rate to all of the projected cash flows that comprise the Credit Card Derivative and Credit Card servicing obligation liability, in order to better align with how PMI believes a market participant would estimate the fair value of those cash flows. This single discount rate reflects the expected market rate of return from an investment in residual cash flows derived from a credit card portfolio. Prior to March 31, 2024, separate discount rates were applied to different cash flows reflecting assumptions around counterparty credit risk. As of June 30, 2024, the value of the Credit Card Derivative is higher by $8.5 million and the value of the Credit Card servicing obligation is lower by $2.2 million, than if those balances were calculated using the old methodology. Total Net Revenue and Net Income are higher by $1.4 million and $10.7 million for the three and six months ended June 30, 2024, respectively, as a result of this change in estimate.

Assets and Liabilities Not Recorded at Fair Value
The following table presents the fair value hierarchy for assets, and liabilities not recorded at fair value (in thousands):

June 30, 2024	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Cash and Cash Equivalents	$26,667	$26,667	$—	$—	$26,667
Restricted Cash - Cash and Cash Equivalents	117,476	117,476	—	—	117,476
Restricted Cash - Certificates of Deposit	3,028	—	3,028	—	3,028
Accounts Receivable	8,671	—	8,671	—	8,671
Total Assets	$155,842	$144,143	$11,699	$—	$155,842
Liabilities:
Accounts Payable and Accrued Liabilities	$54,935	$—	$54,935	$—	$54,935
Payable to Investors	91,644	—	91,644	—	91,644
Notes Issued by Securitization Trust	263,840	—	265,216	—	265,216
Term Loan (Note 11)	76,182	—	79,222	—	79,222
Total Liabilities	$486,601	$—	$491,017	$—	$491,017

December 31, 2023	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Cash and Cash Equivalents	$34,970	$34,970	$—	$—	$34,970
Restricted Cash - Cash and Cash Equivalents	117,270	117,270	—	—	117,270
Restricted Cash - Certificates of Deposit	3,028	—	3,028	—	3,028
Accounts Receivable	7,523	—	7,523	—	7,523
Total Assets	$162,791	$152,240	$10,551	$—	$162,791
Liabilities:
Accounts Payable and Accrued Liabilities	$40,906	$—	$40,906	$—	$40,906
Payable to Investors	86,732	—	86,732	—	86,732
Notes Issued by Securitization Trust	214,798	—	208,005	—	208,005
Warehouse Lines	160,207	—	157,972	—	157,972
Term Loan (Note 11)	75,313	—	77,837	—	77,837
Total Liabilities	$577,956	$—	$571,452	$—	$571,452

The estimated fair values of Cash and Cash Equivalents, Restricted Cash, Accounts Receivable, Accounts Payable and Accrued Liabilities and Payable to Investors approximate their carrying values because of their short-term nature.

9. Goodwill and Other Intangible Assets, Net
Goodwill
Prosper’s goodwill balance of $36.4 million at December 31, 2023 did not change during the six months ended June 30, 2024. The Company recorded no goodwill impairment for the six months ended June 30, 2024 and 2023.
Other Intangible Assets
The following table presents the detail of other intangible assets subject to amortization as of the following date (dollars in thousands):

	June 30, 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Remaining Useful Life (In Years)
Developed technology	$3,060	$(3,060)	$—	—
User base and customer relationships	5,050	(5,008)	42	0.8
Brand name	60	(60)	—	—
Total Intangible Assets subject to amortization	$8,170	$(8,128)	$42

The user base and customer relationships intangible assets are being amortized on an accelerated basis over a three-to-ten year period. Amortization expense for the three months ended June 30, 2024 and 2023 was not material, and the remaining balance of intangible assets is expected to be fully amortized in 2024.

10. Other Liabilities
Other Liabilities consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Operating lease liabilities (Note 16)	$13,375	$14,431
Credit Card servicing obligation liability (Note 5)	9,674	9,732
Deferred revenue	8,743	6,373
Loan trailing fee liability	2,889	2,942
Deferred income tax liability	721	721
Other	771	1,060
Total Other Liabilities	$36,173	$35,259

Additionally, disclosures around the operating lease liabilities are included in Note 16.
11. Debt
Term Loan
Credit Agreement
On November 14, 2022, the Company entered into a Credit Agreement with a third-party financial institution, which provides for a $75 million Term Loan maturing on November 14, 2026. Proceeds received from the Term Loan were net of an original issue discount and the Company also incurred approximately $0.4 million in debt issuance costs. Both the original issue discount and the debt issuance costs are being amortized over the life of the Term Loan to interest expense using the effective interest method. On June 26, 2024, the Company entered into an amendment to the Credit Agreement (the “Credit Agreement Amendment”) which temporarily decreases the minimum thresholds for tangible net worth and asset coverage ratio that the Company is required to maintain under the Credit Agreement, in exchange for certain fees payable in installments. The foregoing description of the Credit Agreement Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Credit Agreement Amendment, which is filed as an exhibit hereto and is incorporated herein by reference.
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
In addition, the Credit Agreement contains certain financial covenants with which the Company must remain in compliance as of the last business day of each month during the life of the Term Loan:
•a minimum tangible net worth
•a minimum net liquidity
•a maximum leverage ratio
•a minimum asset coverage ratio
The Company is in compliance with all covenants as of June 30, 2024, as well as applicable monthly periods for the quarter then ended. On June 26, 2024, the Company signed Amendment No. 1 to the Credit Agreement, which reduced the minimum tangible net worth for the months of June through December 2024, and the minimum asset coverage ratio for the month of July 2024. In exchange for the temporary reduction in the minimum tangible net worth, the Company will pay an additional fee of $750 thousand in six equal installments from June through November 2024, and will be required to pay an additional $107 thousand in any month the tangible net worth falls below the previous minimum tangible net worth for the period of June through December 2024 (up to a total of $750 thousand).
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
Prosper Warehouse Trust Agreements
Prosper consolidated two warehouse VIEs, PWIT and PWIIT (together, the “Warehouse VIEs”), that each entered into an agreement (together, the “Warehouse Agreements”) with certain lenders for committed revolving lines of credit (“Warehouse Lines”) during 2018 and 2019, respectively. In connection with the Warehouse Agreements, the Warehouse VIEs each entered into a security agreement with a bank as administrative agent and a national banking association as collateral trustee and paying agent. Proceeds under the Warehouse Lines could only be used to purchase certain unsecured consumer loans and related rights and documents from Prosper and to pay fees and expenses related to the Warehouse Lines. Both Warehouse VIEs were consolidated because Prosper was the primary beneficiary of the VIEs. The assets of the VIEs could be used only to settle obligations of the VIEs. Additionally, the creditors of the Warehouse Lines had no recourse to the general credit of Prosper. The loans held in the Warehouse VIEs were included in Loans Held for Sale, at Fair Value and Warehouse Lines were in Warehouse Lines in the condensed consolidated balance sheets.

PWIT Warehouse Line
On January 19, 2018, through PWIT, Prosper entered into a Warehouse Agreement for a Warehouse Line with a national banking association for a committed line of credit of $100 million. The PWIT Warehouse Agreement was subsequently amended in June 2018, June 2019, May 2021 and May 2023, the cumulative impact of which was to increase the committed line of credit to $244 million between two classes of loans with two separate lenders, adjust the interest rate and unused commitment fee, expand the eligibility criteria for unsecured consumer loans that could be financed through the PWIT Warehouse Line, reduce the advance rate and extend the term of the Warehouse Agreement.
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
Prosper maintained a swaption to limit the Company's exposure to increases in SOFR on up to $185.0 million of borrowings under the PWIT Warehouse Line. The swaption was recorded on the consolidated balance sheets at fair value in “Prepaids and Other Assets.” Any changes in the fair value were recorded in the “Change in Fair Value of Financial Instruments” on the condensed consolidated statement of operations. The swaption was terminated on March 28, 2024 upon repayment and termination of the PWIT Warehouse Line in conjunction with the PMIT 2024-1 securitization. The change in fair value of the swaption was immaterial and $0.5 million for the six months ended June 30, 2024, and 2023, respectively.
PWIIT Warehouse Line
On March 28, 2019, through PWIIT, Prosper entered into a second Warehouse Agreement for a $300 million Warehouse Line with a national banking association different than that of PWIT. The PWIIT Warehouse Agreement was subsequently amended in May 2021, May 2023 and July 2023, the cumulative impact of which was to break the committed line of credit into two classes of loans with two separate borrowers, adjust the interest rate and extend the term of the Warehouse Agreement. In conjunction with the PMIT 2023-1 securitization (see Note 7, Securitizations), the entire portfolio of Loans Held for Sale in the PWIIT Warehouse Line was transferred to either the PMIT 2023-1 securitization or PFL. Proceeds from the sale of these loans were used to pay down the outstanding principal and interest on the PWIIT Warehouse Line, and it was terminated at that time.
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
All participating securities are excluded from basic weighted-average common shares outstanding. Prior to any conversion to common shares, each series of Prosper’s Convertible Preferred Stock is entitled to participate on an if-converted basis in distributions of earnings, when and if declared by the board of directors, that are made to common stockholders and consequently, these shares were considered participating securities. During the six months ended June 30, 2024 and 2023, certain shares issued as a result of the early exercise of stock options which are subject to a repurchase right by PMI were entitled to receive non-forfeitable dividends during the vesting period and consequently, are considered participating securities.
Basic and diluted net income (loss) per share were calculated as follows for the periods presented (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net (Loss) Income	$(465)	$(52,770)	21,830	(61,860)
Less: Net Income Allocated to Participating Securities	—	—	(14,392)	—
Net (Loss) Income Attributable to Common Stockholders	$(465)	$(52,770)	$7,438	$(61,860)
Denominator:
Weighted average shares used in computing basic net income (loss) per share	77,195,947	75,777,502	77,133,397	75,483,899
Effect of dilutive securities:
Stock options	—	—	49,132,328	—
Warrants	—	—	329,791	—
Convertible preferred stock warrants	—	—	213,264,845	—
Weighted-average shares used in computing diluted net income (loss) per share	77,195,947	75,777,502	339,860,361	75,483,899
Net (Loss) Income Per Share – Basic	$(0.01)	$(0.70)	$0.10	$(0.82)
Net (Loss) Income Per Share – Diluted	$(0.01)	$(0.70)	$0.02	$(0.82)

The following common stock equivalents were excluded from the computation of diluted net income (loss) per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(shares)	(shares)	(shares)	(shares)
Excluded securities:
Convertible preferred stock issued and outstanding, excluding shares held by consolidated VIE	158,365,655	158,365,655	158,365,655	158,365,655
Stock options issued and outstanding	83,118,117	80,918,455	33,110,233	80,519,177
Warrants issued and outstanding	1,080,349	1,080,349	750,558	1,080,349
Series E-1 convertible preferred stock warrants	35,544,141	35,544,141	—	35,544,141
Series F convertible preferred stock warrants	177,720,704	177,720,704	—	177,720,704
Total common stock equivalents excluded from diluted net income (loss) per common share computation	455,828,966	453,629,304	192,226,446	453,230,026

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
The number of authorized, issued and outstanding shares, their par value and liquidation preference for each series of convertible preferred stock as of June 30, 2024 are disclosed in the table below (amounts in thousands except share and par value amounts):

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
Convertible Preferred Stock Warrant Liability
Series E-1 Warrants
In connection with the Settlement and Release Agreement dated November 17, 2016 among PMI, its wholly owned subsidiary Prosper Funding LLC (“PFL”) and Colchis, on December 16, 2016, PMI issued the First Series E-1 Warrant for 20,267,135 shares of Series E-1 convertible preferred stock. The Second Series E-1 Warrant for an additional 15,277,006 shares of Series E-1 convertible preferred stock was granted on the signing of the Consortium Purchase Agreement (as described in Note 13 of PMI’s 10-K for the year ended December 31, 2023) on February 27, 2017. The Series E-1 warrants have an exercise price of $0.01 per share and expire ten years from the date of issuance. For the three months ended June 30, 2024 and 2023, Prosper recognized $1.8 million of income and $5.3 million of expense, respectively, from the re-measurement of the fair value of the warrants. For the six months ended June 30, 2024 and 2023, Prosper recognized $6.4 million of income and $4.6 million of expense, respectively, from the re-measurement of the fair value of the warrants. The income or expense resulted from the remeasurement of the fair value of the warrants is recorded in Change in Fair Value of Convertible Preferred Stock Warrants on the condensed consolidated statements of operations.
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
The Company determined the fair value of the outstanding Series E-1 preferred stock warrants utilizing the following assumptions as of the following dates:

	June 30, 2024	December 31, 2023
Volatility	65.0%	66.0%
Risk-free interest rate	4.60%	4.10%
Expected term (in years)	2.75	2.75
Dividend yield	—%	—%
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
Risk-Free Interest Rate: The risk-free interest rate is based on the U.S. Treasury yield in effect as of June 30, 2024, and for zero coupon U.S. Treasury notes with maturities approximately equal to the term of the warrant.
Expected Term: The expected term is the period of time for which the warrants are expected to be outstanding.
Dividend Yield: The expected dividend assumption is based on the Company’s current expectations about the Company’s anticipated dividend policy.

Series F Warrants
In connection with the Consortium Purchase Agreement on February 27, 2017, PMI issued warrants to purchase up to 177,720,706 shares of PMI's Series F convertible preferred stock at $0.01 per share. The warrants expire ten years from the date of issuance. For the three months ended June 30, 2024 and 2023, Prosper recognized $8.9 million of income and $26.7 million of expense, respectively, from the re-measurement of the fair value of the warrants. For the six months ended June 30, 2024 and 2023, Prosper recognized $32.0 million of income and $23.1 million of expense, respectively, from the re-measurement of the fair value of the warrants. The income or expense resulting from changes in the fair value of the warrant is recorded through Change in Fair Value of Convertible Preferred Stock Warrants on the condensed consolidated statements of operations.
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
The Company determined the fair value of the outstanding Series F Warrants utilizing the following assumptions as of the following dates:

	June 30, 2024	December 31, 2023
Volatility	65.0%	66.0%
Risk-free interest rate	4.60%	4.10%
Expected term (in years)	2.75	2.75
Dividend yield	—%	—%

The above assumptions were determined using the same criteria described above for the Series E-1 Warrants.
The combined activity of the Convertible Preferred Stock Warrant Liability for the Six Months Ended June 30, 2024 and 2023 are presented in Note 8, Fair Value of Assets and Liabilities. Starting with the Series E and F Warrant valuations prepared as of September 30, 2023, due to a change in methodology, the Company removed the discount for lack of marketability that was previously applied to the Black-Scholes option pricing valuation. If a discount for lack of marketability was applied to the valuation as of June 30, 2024, it would reduce the Convertible Preferred Stock Warrant Liability by approximately $34.3 million.
Common Stock
PMI, through its Amended and Restated Certificate of Incorporation, is the sole issuer of common stock and related options, RSUs and warrants. On February 16, 2016, PMI amended and restated its Certificate of Incorporation to, among other things, effect a 5-for-1 forward stock split. On September 20, 2017, PMI further amended its Amended and Restated Certificate of Incorporation to increase the number of shares of common stock authorized for issuance. The total number of shares of stock which PMI has the authority to issue is 1,069,760,848, consisting of 625,000,000 shares of common stock, $0.01 par value per share, and 444,760,848 shares of preferred stock, $0.01 par value per share. As described above, the Company repurchased 2,196,665 shares of Common Stock on December 23, 2019. As of June 30, 2024, 78,135,567 shares of common stock were issued and 77,199,632 shares of common stock were outstanding. As of December 31, 2023, 77,861,329 shares of common stock were issued and 76,925,394 shares of common stock were outstanding. Each holder of common stock is entitled to one vote for each share of common stock held.
Common Stock Issued upon Exercise of Stock Options
For the six months ended June 30, 2024, PMI issued 274,238 shares of common stock upon the exercise of vested options for cash proceeds of $10 thousand.
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
Stock Option Activity
Stock option activity under the 2005 Plan and 2015 Plan is summarized for the six months ended June 30, 2024 below:

	Options Issued and Outstanding	Weighted Average Exercise Price
Balance as of January 1, 2024	82,113,271	$0.15
Options issued	4,363,315	$0.29
Options exercised	(274,238)	$0.04
Options forfeited	(3,178,318)	$0.40
Options expired	(25,000)	$0.02
Balance as of June 30, 2024	82,999,030	$0.16
Options vested and expected to vest as of June 30, 2024	77,303,373	$0.16
Options vested and exercisable as of June 30, 2024	63,904,507	$0.10
Other Information Regarding Stock Options
The weighted-average remaining contractual term for options outstanding as of June 30, 2024 is 5.40 years.
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
The fair value of PMI’s stock option awards granted during the three and six months ended June 30, 2024 and 2023 was estimated at the date of grant using the Black-Scholes model with the following average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Volatility of common stock	65.98%	66.59%	66.26%	66.62%
Risk-free interest rate	4.43%	3.34%	4.20%	3.44%
Expected life (in years)	6.0 years	6.1 years	6.0 years	6.1 years
Dividend yield	—%	—%	—%	—%
Restricted Stock Unit Activity
In previous years, PMI granted RSUs to certain employees that are subject to three-year or four-year vesting terms and the occurrence of a liquidity event.

The following table summarizes the number of PMI’s RSU activity for six months ended June 30, 2024:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2024	2,574,633	$1.03
Forfeited	(14,500)	$1.50
Unvested at June 30, 2024	2,560,133	$1.03
Share Based Compensation
The following table presents the amount of stock-based compensation related to stock-based awards granted to employees recognized in Prosper’s condensed consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Origination and servicing	$24	$23	$43	$45
Sales and marketing	119	67	232	103
General and administrative	274	314	534	624
Total stock-based compensation	$417	$404	$809	$772

As of June 30, 2024, the unamortized stock-based compensation expense, adjusted for forfeiture estimates, related to unvested stock-based awards was approximately $2.7 million, which will be recognized over a remaining weighted-average vesting period of approximately 2.4 years.
15. Income Taxes
For the three months ended June 30, 2024 and 2023, PMI recognized $26 thousand and $70 thousand of income tax expense, respectively. For the six months ended June 30, 2024and 2023, PMI recognized and $52 thousand and $140 thousand of income tax expense, respectively. The income tax expense relates to state income tax expense and the amortization of tax deductible goodwill which gives rise to an indefinite-lived deferred tax liability. No other income tax expense or benefit was recorded for the six month periods ended June 30, 2024 and 2023 due to a full valuation allowance recorded against the Company’s deferred tax assets.
Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize our existing deferred tax assets. On the basis of this evaluation, it is not more likely than not that our deferred tax assets will be realized and therefore a full valuation allowance has been recorded.
16. Leases
Prosper has operating leases for corporate offices and a data center. These leases have remaining lease terms of less than one year to approximately five years. Some of the lease agreements include options to extend the lease term for up to an additional five years. Rental expense under operating lease arrangements was $1.0 million and $1.1 million for the three months ended June 30, 2024 and 2023, respectively, and $2.0 million and $2.2 million for the six months ended June 30, 2024 and 2023, respectively. Additionally, Prosper subleases certain leased office space to third parties when it determines there is excess leased capacity. Sublease income from operating lease arrangements was $0.1 million and $0.1 million for the three months ended June 30, 2024 and 2023, respectively, and $0.2 million and $0.2 million for the six months ended June 30, 2024 and 2023, respectively.
Operating Lease Right-of-Use (“ROU”) Assets
The following table summarizes the operating lease right-of-use assets as of June 30, 2024, which are included in “Property and Equipment, Net” on the condensed consolidated balance sheets.

	June 30, 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
ROU Assets - Office buildings	$22,690	$12,821	$9,869
No impairment charge was identified for the six months ended June 30, 2024 and 2023.
In March 2024, the Company entered into an amendment to its Phoenix office lease, the most prominent impact of which was to extend the lease term for an additional period through October 2029. As a result of this lease modification, the Company recorded additional ROU operating lease assets and liabilities of $0.3 million.
Lease Liabilities
Future maturities of operating lease liabilities as of June 30, 2024 were as follows (in thousands). The present value of the future minimum lease payments represents our operating lease liabilities as of June 30, 2024 and are included in "Other Liabilities" on the condensed consolidated balance sheets.

June 30, 2024
Remainder of 2024	$2,081
2025	4,247
2026	4,648
2027	3,834
2028	1,948
Thereafter	411
Total future minimum lease payments	$17,169
Less imputed interest	(3,794)
Present value of future minimum lease payments	$13,375
Because the rate implicit in each lease is not readily determinable, we use our incremental borrowing rate to determine the present value of the lease payments. Other information related to leases was as follows (dollars in thousands):

June 30, 2024
Weighted average remaining lease term (in years)	3.83 years
Weighted average discount rate	12.55%

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
The Origination and Sale Agreements contain terms through February 1, 2027. Prosper is required, under the Origination and Sale Agreements, to maintain certain collateral requirements. In addition, pursuant to the Marketing

Agreement, the marketing fee that Prosper receives in connection with the origination of each loan is partially reduced by an amount (the “Designated Amount”) calculated as a percentage of the principal amount of such loan based on the aggregate principal amount of loans originated for the applicable month. To the extent the aggregate Designated Amount for all loans originated during any month is less than $100,000 through February 1, 2027, Prosper is required to pay WebBank an amount equal to such deficiency. Accordingly, the minimum fee is $0.6 million for the remaining six months of 2024, $1.2 million in 2025, $1.2 million in 2026 and $0.1 million in 2027.
Additionally, under the Origination and Sale Agreements, Prosper is required to maintain a minimum net liquidity of $15.0 million at all times during the term of the agreement. Net liquidity is defined as the sum of Cash, Cash Equivalents and Available for Sale Investments. Violation of this covenant can result in termination of the contract with WebBank. As of June 30, 2024, the Company was in compliance with the covenant.
Transaction Fee Refund Liability
The Company has accrued $4.7 million and $1.6 million as of June 30, 2024 and December 31, 2023, respectively, related to anticipated future refunds under its Transaction Fee refund liability with WebBank.
Loan Purchase Commitments
Prosper entered into an agreement with WebBank to purchase $11.8 million of Borrower Loans that WebBank originated during the last two business days of the quarter ended June 30, 2024. Prosper will purchase these Borrower Loans within the first two business days of the quarter ending September 30, 2024.
Repurchase Obligation
Under the terms of the loan purchase agreements between Prosper and investors that participate in the Whole Loan Channel, Prosper may, in certain circumstances, become obligated to repurchase a Borrower Loan from an investor. Generally, these circumstances include the occurrence of verifiable identity theft, the failure to properly follow personal loan listing or bidding protocols or a violation of the applicable federal, state or local lending laws. Prosper recognizes a liability at fair value for the repurchase obligation when the Borrower Loans are sold. The fair value of the repurchase obligation is estimated based on historical experience. Repurchased Borrower Loans associated with violations of federal, state or local lending laws or verifiable identity theft are written off at the time of repurchase. The maximum potential amount of future payments associated with this obligation is the outstanding balances of the Borrower Loans issued to third parties through the Whole Loan Channel, which at June 30, 2024 is $3.1 billion. Prosper has accrued $0.4 million and $0.5 million as of June 30, 2024 and December 31, 2023, respectively, in regard to this obligation.
Under the terms of the indenture and investor registration agreement, Prosper may, in certain circumstances, become obligated to either repurchase a Note or indemnify the investor for any losses resulting from nonpayment of a Note purchased in the Retail Channel. The decision to repurchase or indemnify is in Prosper’s sole discretion. These circumstances include, but are not limited to, the occurrence of verifiable identity theft, a technical error in the automated bidding tools which results in the purchase of a Note that does not match the investor’s investment criteria, or situations in which a personal loan listing includes a Prosper Rating that is different from the Prosper Rating that should have appeared in the listing for the corresponding Borrower Loan because either PFL inaccurately input data into, or inaccurately applied, the formula for determining the Prosper Rating and, as a result, the interest of the investor is materially and adversely affected. During the six months ended June 30, 2024, the Company repurchased $0.1 million of Notes under these circumstances, and has agreed to indemnify additional Notes with an unpaid principal balance of $0.6 million as of June 30, 2024.
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
Prosper’s executive officers, directors who are not executive officers, and certain affiliates participate in its marketplace by placing bids and purchasing Notes. The aggregate amount of the Notes purchased and the income earned by parties deemed to be affiliates and related parties of Prosper for the three and six months ended June 30, 2024 and 2023, as well as the Notes outstanding as of June 30, 2024 and December 31, 2023 are summarized below (in thousands):

	Aggregate Amount of Notes Purchased the Three Months Ended June 30,		Interest Earned on Notes the Three Months Ended June 30,
Related Party	2024	2023	2024	2023
Executive officers and management	$11	$9	$3	$2
Directors (excluding executive officers and management)	—	—	—	—
Total	$11	$9	$3	$2

	Aggregate Amount of Notes Purchased the Six Months Ended June 30,		Interest Earned on Notes the Six Months Ended June 30,
Related Party	2024	2023	2024	2023
Executive officers and management	$22	$17	$6	$4
Directors (excluding executive officers and management)	—	—	—	—
Total	$22	$17	$6	$4

	Notes Balance as of
Related Party	June 30, 2024	December 31, 2023
Executive officers and management	$65	$64
Directors (excluding executive officers and management)	—	1
Total	$65	$65

19. Significant Concentrations
Prosper is dependent on third-party funding sources such as banks, asset managers, investment funds and Warehouse Lines to provide the funds to allow WebBank to originate Borrower Loans that the third-party funding sources will later purchase. Of all Borrower Loans originated in the three months ended June 30, 2024, three individual third parties purchased 31.6%, 18.1%, and 11.7% of all Borrower Loans originated. There were no purchases of such loans by the Company’s VIEs during the three months ended June 30, 2024. For the three months ended June 30, 2023, three individual third parties purchased 10.1%, 11.8% and 16.8% of all Borrower Loans originated, and the Company’s Warehouse VIEs purchased 7.7% of such loans. Of all Borrower Loans originated in the six months ended June 30, 2024, three individual third parties purchased 31.5%, 18.7% and 11.9% of all Borrower Loans originated. There were no purchases of such loans by the Company’s VIEs during the six months ended June 30, 2024. For the six months ended June 30, 2023, three individual party purchased 10.6%, 10.6% and 10.3% of such loans, and the Company’s Warehouse VIEs purchased 14.0% of such loans.
Prosper receives all of its personal loan transaction fee revenue from WebBank for its services in facilitating originations of Borrower Loans issued by WebBank. The rate of the transaction fee for each individual Borrower Loan is based on the term and credit grade of the Borrower Loan and currently ranges from 1.00% to 9.99% for certain newly originated loans. No individual borrower or investor accounted for 10% or more of consolidated net revenue for any of the periods presented.

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

	Three Months Ended June 30, 2024
	Personal Loan	Home Equity	Credit Card	Total
Total Net Revenue	$30,857	$408	$(1,085)	$30,180
Impact of Interest Rates on Fair Value of Loans Held in Consolidated Trusts	403	—	—	403
Segment Adjusted Net Revenue	$31,260	$408	$(1,085)	$30,583

Segment Adjusted EBITDA	$3,854	$75	$(8,731)	$(4,802)
Depreciation expense:
Origination and Servicing				(2,281)
General and Administration - Other				(367)
Amortization of intangibles				(22)
Stock-based compensation				(417)
Impairment of long-lived assets				(387)
Change in Fair Value of Convertible Preferred Stock Warrants				10,664
Impact of Interest Rates on Fair Value of Loans Held in Consolidated Trusts				(403)
Interest income on cash and cash equivalents				835
Interest Expense on Term Loan				(3,259)
Net Loss Before Income Taxes				$(439)

Interest Income (Expense) Included in Segment Adjusted EBITDA
Interest Income on Borrower Loans and Loans Held for Sale	$22,106	$—	$—	$22,106
Interest Expense on Financial Instruments	(18,436)	—	—	(18,436)
Total Interest Income, Net	$3,670	$—	$—	$3,670

	Three Months Ended June 30, 2023
	Personal Loan	Home Equity	Credit Card	Total
Total Net Revenue	$25,737	$364	$5,430	$31,531
Impact of interest rates on fair value of loans held in consolidated trusts	6,037	—	—	6,037
Segment Adjusted Net Revenue	$31,774	$364	$5,430	$37,568

Segment Adjusted EBITDA	$(5,551)	$(889)	$(2,460)	$(8,900)
Depreciation expense:
Origination and Servicing				(2,340)
General and Administration - Other				(492)
Amortization of intangibles				(27)
Stock-based compensation				(404)
Change in Fair Value of Convertible Preferred Stock Warrants				(31,989)
Impact of interest rates on fair value of loans held in consolidated trusts				(6,037)
Interest income on cash and cash equivalents				358
Interest Expense on Term Loan				(2,869)
Net Loss Before Income Taxes				$(52,700)

Interest Income (Expense) Included in Segment Adjusted EBITDA
Interest Income on Borrower Loans and Loans Held for Sale	$30,366	$—	$—	$30,366
Interest Expense on Financial Instruments	(23,404)	—	—	(23,404)
Total Interest Income, Net	$6,962	$—	$—	$6,962

	Six Months Ended June 30, 2024
	Personal Loan	Home Equity	Credit Card	Total
Total Net Revenue	$61,825	$705	$11,143	$73,673
Impact of interest rates on fair value of loans held in consolidated trusts	2,470	—	—	2,470
Accelerated amortization of PWIT debt issuance costs	733	—	—	733
Segment Adjusted Net Revenue	$65,028	$705	$11,143	$76,876

Segment Adjusted EBITDA	$2,836	119	$(4,723)	$(1,768)
Depreciation expense:
Origination and Servicing				(4,673)
General and Administration - Other				(855)
Amortization of intangibles				(42)
Stock-based compensation				(809)
Impairment of long-lived assets				(387)
Change in Fair Value of Convertible Preferred Stock Warrants				38,388
Impact of interest rates on fair value of loans held in consolidated trusts				(2,470)
Interest income on cash and cash equivalents				1,710
Interest Expense on Term Loan				(6,479)
Accelerated amortization of PWIT debt issuance costs				$(733)
Net Income Before Income Taxes				$21,882

Interest Income (Expense) Included in Segment Adjusted EBITDA
Interest Income on Borrower Loans and Loans Held for Sale	$46,342	$—	$—	$46,342
Interest Expense on Financial Instruments	(39,461)	—	—	(39,461)
Accelerated amortization of PWIT debt issuance costs	733	—	—	733
Total Interest Income, Net	$7,614	$—	$—	$7,614

	Six Months Ended June 30, 2023
	Personal Loan	Home Equity	Credit Card	Total
Total Net Revenue	$59,231	$657	$12,015	$71,903
Impact of interest rates on fair value of loans held in consolidated trusts	7,244	—	—	7,244
Segment Adjusted Net Revenue	$66,475	$657	$12,015	$79,147

Segment Adjusted EBITDA	(10,831)	(1,763)	(2,642)	$(15,236)
Depreciation expense:
Origination and Servicing				(4,466)
General and Administration - Other				(1,116)
Amortization of intangibles				(54)
Stock-based compensation				(772)
Change in Fair Value of Convertible Preferred Stock Warrants				(27,724)
Impact of interest rates on fair value of loans held in consolidated trusts				(7,244)
Interest income on cash and cash equivalents				713
Interest Expense on Term Loan				(5,821)
Net Loss Before Income Taxes				$(61,720)

Interest Income (Expense) Included in Segment Adjusted EBITDA
Interest Income on Borrower Loans and Loans Held for Sale	$59,385	$—	$—	$59,385
Interest Expense on Financial Instruments	(44,563)	—	—	(44,563)
Total Interest Income, Net	$14,822	$—	$—	$14,822

Prosper Funding LLC
Condensed Consolidated Balance Sheets (Unaudited)
(amounts in thousands)

	June 30, 2024	December 31, 2023
Assets:
Cash and Cash Equivalents	$4,266	$3,351
Restricted Cash	97,582	93,688
Borrower Loans, at Fair Value	307,672	324,311
Property and Equipment, Net	10,536	11,641
Servicing Assets	13,878	13,818
Receivable from Related Party	5,554	1,598
Other Assets	545	176
Total Assets	$440,033	$448,583
Liabilities and Member’s Equity:
Accounts Payable and Accrued Liabilities	$13,885	$8,121
Payable to Investors	93,441	88,371
Notes, at Fair Value	305,288	321,966
Other Liabilities	3,269	3,410
Total Liabilities	415,883	421,868
Member's Equity:
Member's Equity	9,998	8,364
Retained Earnings	14,152	18,351
Total Member's Equity	$24,150	$26,715
Total Liabilities and Member's Equity	$440,033	$448,583
The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Funding LLC
Condensed Consolidated Statements of Operations (Unaudited)
(amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Operating Revenues:
Administration Fee Revenue - Related Party	$16,330	$10,309	$34,852	$20,552
Servicing Fees, Net	6,246	6,490	12,754	13,577
Loss on Sale of Borrower Loans	(8,436)	(1,696)	(18,940)	(2,336)
Other Revenue	155	85	337	153
Total Operating Revenues	14,295	15,188	29,003	$31,946
Interest Income on Borrower Loans	12,553	12,952	25,472	25,301
Interest Expense on Notes	(11,872)	(12,072)	(23,983)	(23,559)
Total Interest Income, Net	681	880	1,489	1,742
Change in Fair Value of Financial Instruments	148	216	(538)	(164)
Total Net Revenues	15,124	16,284	29,954	$33,524
Expenses:
Administration Fee - Related Party	14,504	14,601	30,632	29,843
Servicing and Other, Net	1,635	1,990	3,521	3,731
Total Expenses	16,139	16,591	34,153	$33,574
Net Loss	$(1,015)	$(307)	$(4,199)	$(50)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Funding LLC
Condensed Consolidated Statements of Member’s Equity (Unaudited)
(amounts in thousands)

	Member’s Equity	Retained Earnings	Total
Balance as of January 1, 2024	$8,364	$18,351	$26,715
Contribution of Borrower Loans from Parent (Note 4)	1,634	—	1,634
Net Loss	—	(4,199)	(4,199)
Balance as of June 30, 2024	$9,998	$14,152	$24,150

	Member’s Equity	Retained Earnings	Total
Balance as of January 1, 2023	$6,354	$20,417	$26,771
Net Loss	—	(50)	(50)
Balance as of June 30, 2023	$6,354	$20,367	$26,721

	Member’s Equity	Retained Earnings	Total
Balance as of January 1, 2024	$8,364	$18,351	$26,715
Contribution of Borrower Loans from Parent (Note 4)	1,634	—	1,634
Net Loss	—	(3,184)	(3,184)
Balance as of March 31, 2024	$9,998	$15,167	$25,165
Net Loss	—	(1,015)	$(1,015)
Balance as of June 30, 2024	$9,998	$14,152	$24,150

	Member’s Equity	Retained Earnings	Total
Balance as of January 1, 2023	$6,354	$20,417	$26,771
Net Income	—	257	257
Balance as of March 31, 2023	$6,354	$20,674	$27,028
Net Loss	—	(307)	(307)
Balance as of June 30, 2023	$6,354	$20,367	$26,721
The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Funding LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)
(amounts in thousands)

	Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities:
Net Loss	$(4,199)	$(50)
Adjustments to Reconcile Net Income to Net Cash Used in Operating Activities:
Change in Fair Value of Financial Instruments	538	164
Other Non-Cash Changes in Borrower Loans, Loans Held for Sale and Notes	151	13
Gain on Sale of Borrower Loans	(5,113)	(5,724)
Change in Fair Value of Servicing Rights	5,052	5,436
Depreciation and Amortization	3,440	3,082
Changes in Operating Assets and Liabilities:
Purchase of Loans Held for Sale at Fair Value	(959,163)	(1,098,861)
Proceeds from Sales and Principal Payments of Loans Held for Sale, at Fair Value	959,163	1,098,861
Other Assets	(369)	57
Accounts Payable and Accrued Liabilities	5,764	720
Payable to Investors	5,070	(10,236)
Net Related Party Receivable/Payable	(2,414)	(1,477)
Other Liabilities	(140)	77
Net Cash Provided by (Used in) Operating Activities	7,780	(7,938)
Cash Flows from Investing Activities:
Purchase of Borrower Loans Held at Fair Value	(96,114)	(125,796)
Proceeds from Sales and Principal Payments of Borrower Loans, at Fair Value	99,783	94,367
Purchases of Property and Equipment	(3,877)	(3,817)
Net Cash Used in Investing Activities	(208)	(35,246)
Cash Flows from Financing Activities:
Proceeds from Issuance of Notes Held at Fair Value	96,008	123,544
Payments of Notes, at Fair Value	(98,771)	(93,866)
Net Cash (Used in) Provided by Financing Activities	(2,763)	29,678
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	4,809	(13,506)
Cash, Cash Equivalents and Restricted Cash at Beginning of the Period	97,039	97,849
Cash, Cash Equivalents and Restricted Cash at End of the Period	$101,848	$84,343

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$24,334	$23,299
Non-Cash Investing Activity - Accrual for Property and Equipment, Net	579	547
Non-Cash Financing Activity - Contribution of Borrower Loans by Parent (Note 4)	1,634	—

Reconciliation to Amounts on Consolidated Balance Sheets:
Cash and Cash Equivalents	$4,266	4,655
Restricted Cash	97,582	79,688
Total Cash, Cash Equivalents and Restricted Cash	$101,848	84,343

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
PFL did not have any items of other comprehensive income or loss for any of the periods presented in the condensed consolidated financial statements as of and for the six months ended June 30, 2024 and 2023.
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
2. Summary of Significant Accounting Policies
PFL's significant accounting policies are included in Note 2, Summary of Significant Accounting Policies, in PFL’s Annual Report on Form 10-K for the year ended December 31, 2023. There have been no changes to these accounting policies during the first six months of 2024.
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
Transaction Fee Refunds
Prosper assumes WebBank’s obligation under Utah law to refund the pro-rated amount of any Transaction Fees collected in excess of 5%, in the event the underlying borrower prepays the loan in full before maturity. Liabilities under this obligation are estimated upon the origination of Borrower Loans and recorded within Accounts Payable and Accrued Liabilities on the accompanying consolidated Balance Sheets. The key assumptions used in the estimated refund liability include prepayment rates and default rates derived primarily from historical performance. Changes in the liability are recorded within Administration Fee - Related Party on the accompanying consolidated Statements of Operations. Refer to Note 8, Commitments and Contingencies, for details on the amounts recorded under this obligation.
Recent Accounting Pronouncements
Accounting Standards Adopted In The Current Period
No accounting standards were adopted in the current period for PFL.
Accounting Standards Issued, To Be Adopted By PFL In Future Periods
No issued and pending accounting standards were identified that are expected to have an impact on PFL.
3. Property and Equipment, Net
Property and equipment consist of the following as of the dates presented (in thousands):

	June 30, 2024	December 31, 2023
Internal-use software and web site development costs	$44,957	$43,619
Less: accumulated depreciation and amortization	(34,421)	(31,978)
Total property and equipment, net	$10,536	$11,641

Depreciation expense for the three months ended June 30, 2024 and 2023 was $1.7 million and $1.6 million, respectively. Depreciation expense for the six months ended June 30, 2024 and 2023 was $3.4 million and $3.1 million, respectively.

4. Borrower Loans and Notes, at Fair Value
The aggregate principal balances outstanding and fair values of Borrower Loans and Notes as of June 30, 2024 and December 31, 2023, are presented in the following table (in thousands):

	Borrower Loans		Notes
	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Aggregate principal balance outstanding and interest outstanding	$321,876	$342,791	$323,078	$345,341
Fair value adjustments	(14,204)	(18,480)	(17,790)	(23,375)
Fair value	$307,672	$324,311	$305,288	$321,966

As of June 30, 2024, outstanding Borrower Loans had original terms to maturity of 24, 36, 48 or 60 months, had monthly payments with fixed interest rates ranging from 6% to 33.00% and had various original maturity dates through June 2029. As of December 31, 2023, outstanding Borrower Loans had original maturities of either 24, 36, 48 or 60 months, monthly payments with fixed interest rates ranging from 5.46% to 33.00%, and had various original maturity dates through December 2028.
As of June 30, 2024, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $2.9 million and a fair value of $0.5 million. As of December 31, 2023, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $4.5 million and a fair value of $0.9 million. PFL places loans on non-accrual status when they are over 120 days past due. As of June 30, 2024 and December 31, 2023, Borrower Loans in non-accrual status had a fair value of $0.5 million and $0.8 million, respectively.
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
5. Servicing Assets
PFL accounts for Servicing Assets at their estimated fair values with changes in fair values recorded in Servicing Fees, Net on the condensed consolidated statements of operations. The initial asset is recognized in Gain (Loss) on the Sale of Borrower Loans on the condensed consolidated statements of operations when PFL sells Borrower Loans to unrelated third-party buyers through the Whole Loan Channel and the servicing rights are retained. The Servicing Assets are measured at fair value throughout the servicing period. PFL recognized gains from the initial recognition of Servicing Assets on the sale of Borrower Loans in the amounts of $2.6 million and $2.8 million for the three months ended June 30, 2024 and 2023, respectively, and $5.1 million and $5.7 million for the six months ended June 30, 2024 and 2023, respectively. These amounts are recorded in Loss on Sale of Borrower Loans on the condensed consolidated statements of operations, and are offset primarily by incentives provided to loan buyers at the time of sale.
As of June 30, 2024, Borrower Loans that were sold, but for which PFL retained servicing rights, had a total outstanding principal balance of $3.4 billion, original terms of 24, 36, 48 or 60 months, monthly payments with fixed interest rates ranging from 5.46% to 33.00%, and various original maturity dates through June 2029. As of December 31, 2023, Borrower Loans that were sold, but for which PFL retained servicing rights, had a total outstanding principal balance of $3.5 billion, original terms of either 24, 36, 48 or 60 months, monthly payments with fixed interest rates ranging from 5.46% to 33.00%, and various original maturity dates through December 2028.
Contractually-specified servicing fees and ancillary fees totaled $9.3 million and $10.1 million for the three months ended June 30, 2024 and 2023, respectively, $18.7 million and $20.3 million and for the six months ended June 30, 2024 and 2023 and are included in Servicing Fees, Net on the condensed consolidated statements of operations.
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
6. Income Taxes
PFL incurred no income tax provision for the six months ended June 30, 2024 and 2023. PFL is a U.S. disregarded entity and its income and loss are included in the income tax reporting of its parent, PMI. Since PMI is in a taxable loss position, is not currently subject to income taxes, and has fully reserved against its deferred tax asset, the net effective tax rate for PFL is 0%.
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

As of June 30, 2024 and December 31, 2023, the discounted cash flow methodology used to estimate the Notes fair values used the same projected cash flows as the related Borrower Loans. As demonstrated in the table below, the fair value adjustments for Borrower Loans were largely offset by the fair value adjustments of the Notes due to the borrower payment dependent design of the Notes and because the principal balances of the Borrower Loans approximated the principal balances of the Notes.
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
The following tables present the fair value hierarchy for assets and liabilities measured at fair value (in thousands):

June 30, 2024	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Borrower Loans, at Fair Value	$—	$—	$307,672	$307,672
Servicing Assets	—	—	13,878	13,878
Total Assets	$—	$—	$321,550	$321,550
Liabilities:
Notes, at Fair Value	$—	$—	$305,288	$305,288
Loan Trailing Fee Liability	—	—	2,889	2,889
Total Liabilities	$—	$—	$308,177	$308,177

December 31, 2023	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Borrower Loans, at Fair Value	$—	$—	$324,311	$324,311
Servicing Assets	—	—	13,818	13,818
Total Assets	$—	$—	$338,129	$338,129
Liabilities:
Notes, at Fair Value	$—	$—	$321,966	$321,966
Loan Trailing Fee Liability	—	—	2,942	2,942
Total Liabilities	$—	$—	$324,908	$324,908

As PFL’s Borrower Loans, Notes, Servicing Assets and loan trailing fee liability do not trade in an active market with readily observable prices, PFL uses significant unobservable inputs to measure the fair value of these assets and liabilities. Financial instruments are categorized in the Level 3 valuation hierarchy based on the significance of unobservable factors in the overall fair value measurement. These fair value estimates may also include observable, actively quoted components derived from external sources. As a result, the realized and unrealized gains and losses for assets and liabilities within the Level 3 category may include changes in fair value that were attributable to both observable and unobservable inputs. PFL did not transfer any assets or liabilities in or out of Level 3 for the six months ended June 30, 2024 or June 30, 2023.
Significant Unobservable Inputs
The following tables present quantitative information about the significant unobservable inputs used for PFL’s Level 3 fair value measurements at the dates presented:

Range
Borrower Loans and Notes	June 30, 2024	December 31, 2023
Discount rate	5.7% - 9.4%	5.5% - 8%
Default rate	3.0% - 24.0%	3.2% - 23.6%

Range
Servicing Assets	June 30, 2024	December 31, 2023
Discount rate	15.0% - 25.0%	15.0% - 25.0%
Default rate	2.6% - 24.5%	2.8% - 23.6%
Prepayment rate	8.1% - 31.3%	6.1% - 30.6%
Market servicing rate (1) (2)	0.633% - 0.842%	0.633% - 0.842%
(1) Servicing assets associated with loans enrolled in a relief program offered by the Company as of June 30, 2024 and December 31, 2023 were measured using a market servicing rate assumption of 84.2 basis points. This rate was estimated using a multiplier consistent with observable market rates for other loan types, applied to the base market servicing rate assumption.
(2) Excludes collection fees that would be passed on to a hypothetical third-party servicer. As of June 30, 2024 and December 31, 2023, the market rate for collection fees and non-sufficient fund fees was assumed to be 6 basis points and 5 basis points, respectively, for a total market servicing rate range of 69.3 - 90.2 basis points and a total market servicing rate of 68.3 - 89.2 basis points, respectively.

Range
Loan Trailing Fee Liability	June 30, 2024	December 31, 2023
Discount rate	15.0% - 25.0%	15.0% - 25.0%
Default rate	2.6% - 24.5%	2.8% - 23.6%
Prepayment rate	8.1% - 31.3%	6.1% - 30.6%

Changes in Level 3 Fair Value Assets and Liabilities on a Recurring Basis
The following tables present additional information about Level 3 Borrower Loans, Loans Held for Sale and Notes measured at fair value on a recurring basis (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets		Liabilities
	Borrower Loans	Loans Held for Sale	Notes	Total
Balance at January 1, 2024	$324,311	$—	$(321,966)	$2,345
Originations	96,114	959,163	(96,008)	959,269
Borrower Loans contributed by Parent, at Fair Value	1,634	—	—	1,634
Principal repayments	(96,822)	—	98,771	1,949
Borrower Loans sold to third parties	(2,961)	(959,163)	—	(962,124)
Other changes	(500)	—	349	(151)
Change in fair value	(14,104)	—	13,566	(538)
Balance at June 30, 2024	$307,672	$—	$(305,288)	$2,384

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets		Liabilities
	Borrower Loans	Loans Held for Sale	Notes	Total
Balance at January 1, 2023	$320,642	$—	$(318,704)	$1,938
Originations	125,796	1,098,861	(123,543)	1,101,114
Principal repayments	(92,362)	—	93,867	1,505
Borrower Loans sold to third parties	(1,954)	(1,098,861)	—	(1,100,815)
Other changes	196	—	(262)	(66)
Change in fair value	(18,059)	—	17,895	(164)
Balance at June 30, 2023	$334,259	$—	$(330,747)	$3,512

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets		Liabilities
	Borrower Loans	Loans Held for Sale	Notes	Total
Balance at April 1, 2024	$322,441	$—	$(316,579)	5,863
Originations	44,260	471,333	(46,419)	469,174
Principal repayments	(48,698)	—	48,965	267
Borrower Loans sold to third parties	(1,471)	(471,333)	—	(472,804)
Other changes	(314)	—	51	(263)
Change in fair value	(8,546)	—	8,694	148
Balance at June 30, 2024	$307,672	$—	$(305,288)	$2,384

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets		Liabilities
	Borrower Loans	Loans Held for Sale	Notes	Total
Balance at April 1, 2023	$330,407	$—	$(327,686)	2,721
Originations	61,887	529,059	(60,901)	530,045
Principal repayments	(46,875)	—	47,583	708
Borrower Loans sold to third parties	(1,001)	(529,059)	—	(530,060)
Other changes	91	—	(209)	(118)
Change in fair value	(10,250)	—	10,466	216
Balance at June 30, 2023	$334,259	$—	$(330,747)	$3,512
The following tables present additional information about Level 3 Servicing Assets recorded at fair value (in thousands):

Servicing Assets
Balance as of January 1, 2024	$13,818
Additions	5,112
Less: Changes in fair value	(5,052)
Balance as of June 30, 2024	$13,878

Servicing Assets
Balance as of January 1, 2023	$14,860
Additions	5,724
Less: Changes in fair value	(5,436)
Balance as of June 30, 2023	$15,148

Servicing Assets
Balance as of April 1, 2024	$13,785
Additions	2,609
Less: Changes in fair value	(2,516)
Balance as of June 30, 2024	$13,878

Servicing Assets
Balance as of April 1, 2023	$15,249
Additions	2,785
Less: Changes in fair value	(2,886)
Balance as of June 30, 2023	15,148
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
The following tables present additional information about Level 3 Loan Trailing Fee Liability measured at fair value on a recurring basis (in thousands):

Loan Trailing Fee Liability
Balance as of January 1, 2024	$2,942
Issuances	878
Cash payment of Loan Trailing Fee	(1,304)
Change in fair value	373
Balance as of June 30, 2024	$2,889

Loan Trailing Fee Liability
Balance as of January 1, 2023	$3,290
Issuances	1,132
Cash payment of Loan Trailing Fee	(1,406)
Change in fair value	278
Balance as of June 30, 2023	$3,294

Loan Trailing Fee Liability
Balance as of April 1, 2024	$2,938
Issuances	390
Cash payment of Loan Trailing Fee	(644)
Change in fair value	205
Balance as of June 30, 2024	$2,889

Loan Trailing Fee Liability
Balance as of April 1, 2023	$3,308
Issuances	543
Cash payment of Loan Trailing Fee	(698)
Change in fair value	141
Balance as of June 30, 2023	$3,294

Significant Recurring Level 3 Fair Value Asset and Liability Input Sensitivity
Key economic assumptions are used to compute the fair value of Borrower Loans. The sensitivity of the fair value to immediate changes in assumptions at June 30, 2024 and December 31, 2023 for Borrower Loans are presented in the following table (in thousands, except percentages).

Borrower Loans:	June 30, 2024	December 31, 2023
Fair value, using the following assumptions:	$307,672	$324,311
Weighted-average discount rate	7.52%	6.55%
Weighted-average default rate	12.98%	14.36%

Fair value resulting from:
100 basis point increase in discount rate	$304,804	$321,204
200 basis point increase in discount rate	$302,003	$318,174
Fair value resulting from:
100 basis point decrease in discount rate	$310,615	$327,498
200 basis point decrease in discount rate	$313,630	$330,766

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$303,938	$319,708
Applying a 1.2 multiplier to default rate	$300,220	$315,153
Fair value resulting from:
Applying a 0.9 multiplier to default rate	$311,429	$328,962
Applying a 0.8 multiplier to default rate	$315,206	$333,662

Key economic assumptions are used to compute the fair value of Notes. The sensitivity of the fair value to immediate changes in assumptions at June 30, 2024 and December 31, 2023 for Notes funded through the Note Channel are presented in the following table (in thousands, except percentages).

Notes	June 30, 2024	December 31, 2023
Fair value, using the following assumptions:	$305,288	$321,966
Weighted-average discount rate	7.52%	6.55%
Weighted-average default rate	12.84%	14.21%

Fair value resulting from:
100 basis point increase in discount rate	$302,436	$318,877
200 basis point increase in discount rate	$299,653	$315,863
Fair value resulting from:
100 basis point decrease in discount rate	$308,210	$325,134
200 basis point decrease in discount rate	$311,206	$328,384

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$301,547	$317,359
Applying a 1.2 multiplier to default rate	$297,825	$312,800
Fair value resulting from:
Applying a 0.9 multiplier to default rate	$309,048	$326,621
Applying a 0.8 multiplier to default rate	$312,831	$331,325

Key economic assumptions are used to compute the fair value of Servicing Assets. The sensitivity of the current fair value to immediate changes in assumptions at June 30, 2024 and December 31, 2023 for Servicing Assets are presented in the following table (in thousands, except percentages).

Servicing Assets	June 30, 2024	December 31, 2023
Fair value, using the following assumptions:	$13,878	$13,818
Weighted-average market servicing rate	0.65%	0.65%
Weighted-average prepayment rate	19.32%	19.96%
Weighted-average default rate	13.84%	14.74%

Fair value resulting from:
Market servicing rate increase of 0.025%	$13,009	$12,945
Market servicing rate decrease of 0.025%	$14,746	$14,691

Fair value resulting from:
Applying a 1.1 multiplier to prepayment rate	$13,570	$13,502
Applying a 0.9 multiplier to prepayment rate	$14,191	$14,139

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$13,591	$13,534
Applying a 0.9 multiplier to default rate	$14,167	$14,104

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
The Origination and Sale Agreements contain terms through February 1, 2027. Prosper is required, under the Origination and Sale Agreements, to maintain certain collateral requirements. In addition, pursuant to the Marketing Agreement, the marketing fee that Prosper receives in connection with the origination of each loan is partially reduced by an amount (the “Designated Amount”) calculated as a percentage of the principal amount of such loan based on the aggregate principal amount of loans originated for the applicable month. To the extent the aggregate Designated Amount for all loans originated during any month is less than $100,000 through February 1, 2027, Prosper is required to pay WebBank an amount equal to such deficiency. Accordingly, the minimum fee is $0.6 million for the remaining six months of 2024, $1.2 million in 2025, $1.2 million in 2026 and $0.1 million in 2027.
Additionally, under the Origination and Sale Agreements, Prosper is required to maintain a minimum net liquidity of $15.0 million at all times during the term of the agreement. Net liquidity is defined as the sum of Cash, Cash Equivalents and Available for Sale Investments. Violation of this covenant can result in termination of the contract with WebBank. As of June 30, 2024, the Company was in compliance with the covenant.
Transaction Fee Refund Liability
PFL has accrued $4.7 million and $1.6 million as of June 30, 2024 and December 31, 2023, respectively, related to anticipated future refunds under its Transaction Fee refund liability with WebBank.
Loan Purchase Commitments
Under the terms of PFL’s agreement with WebBank, PFL is committed to purchase $11.8 million of Borrower Loans that WebBank originated during the last two business days of the quarter ended June 30, 2024. PFL will purchase these Borrower Loans within the first three business days of the quarter ending September 30, 2024.
Repurchase Obligation
Under the terms of the loan purchase agreements between PFL and investors that participate in the Whole Loan Channel, PFL may, in certain circumstances, become obligated to repurchase a Borrower Loan from an investor. Generally, these circumstances include the occurrence of verifiable identity theft, the failure to properly follow personal loan listing or bidding protocols, or a violation of the applicable federal, state, or local lending laws. The fair value of the indemnification and repurchase obligation is estimated based on historical experience. PFL recognizes a liability for the repurchase and indemnification obligation when the Borrower Loans are issued. Indemnified or repurchased Borrower Loans associated with violations of federal, state, or local lending laws or verifiable identity theft are written off at the time of repurchase or at the time an indemnification payment is made. The maximum potential amount of future payments associated under this repurchase obligation is the outstanding balances of the Borrower Loans issued through the Whole Loan Channel, which as of June 30, 2024 is $3.4 billion. PFL has accrued $0.4 million and $0.5 million as of June 30, 2024 and December 31, 2023, respectively, in regard to this obligation.
Under the terms of the indenture and investor registration agreement, Prosper may, in certain circumstances, become obligated to either repurchase a Note or indemnify the investor for any losses resulting from nonpayment of a Note purchased in the Retail Channel. The decision to repurchase or indemnify is in Prosper’s sole discretion. These circumstances include, but are not limited to, the occurrence of verifiable identity theft, a technical error in the automated bidding tools which results in the purchase of a Note that does not match the investor’s investment criteria, or situations in which a personal loan listing includes a Prosper Rating that is different from the Prosper Rating that should have appeared in the listing for the corresponding Borrower Loan because either PFL inaccurately input data into, or inaccurately applied, the formula for determining the Prosper Rating and, as a result, the interest of the investor is materially and adversely affected. During the six months ended June 30, 2024 the Company repurchased $0.1 million of Notes under these circumstances, and has agreed to indemnify additional Notes with an unpaid principal balance of $0.6 million as of June 30, 2024.
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
PFL’s executive officers and directors who are not executive officers participate in its marketplace by placing bids and purchasing Notes. The aggregate amount of the Notes purchased and the income earned by parties deemed to be related parties of PFL for the three and six months ended June 30, 2024 and 2023 are summarized below (in thousands):

	Aggregate Amount of Notes Purchased		Interest Earned on Notes
	Three Months Ended June 30,		Three Months Ended June 30,
Related Party	2024	2023	2024	2023
Executive officers and management	$8	$8	$2	$2
Directors (excluding executive officers and management)	—	—	—	—
Total	$8	$8	$2	$2

	Aggregate Amount of Notes Purchased		Interest Earned on Notes
	Six Months Ended June 30,		Six Months Ended June 30,
Related Party	2024	2023	2024	2023
Executive officers and management	$15	$15	$4	$4
Directors (excluding executive officers and management)	—		—	—
Total	$15	$15	$4	$4
The balance of Notes held by officers and directors who are not executive officers are as follows (in thousands):

	Notes Balance as of
Related Party	June 30, 2024	December 31, 2023
Executive officers and management	$47	$47
Directors (excluding executive officers and management)	—	—
Total	$47	$47

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
For the year ended December 31, 2023, our marketplace facilitated $2.2 billion in Borrower Loan originations, of which $1.9 billion were funded through our Whole Loan Channel, representing 89% of the total Borrower Loans originated through our marketplace during this period. From inception through June 30, 2024, our marketplace has facilitated $26.7 billion in Borrower Loan originations, of which $24.0 billion were funded through our Whole Loan Channel, representing 90% of the total Borrower Loans originated through our marketplace during this period. For the three months ended June 30, 2024, our marketplace facilitated $512.2 million in Borrower Loan originations, a decrease of 14% from the same period in 2023. The percentage of loans funded through the Whole Loan Channel for the three months ended June 30, 2024 was 91%.
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

Key Operating and Financial Metrics (in thousands)
The following table displays our key operating and financial metrics for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Personal Loan Originations	$512,153	$595,579	$1,048,982	$1,227,442
Transaction Fees, Net	40,865	31,729	83,836	65,014
Personal Loan Serviced Portfolio (1)	3,734,955	4,070,144	3,734,955	4,070,144
Whole Loans Outstanding (1)	3,416,316	3,722,938	3,416,316	3,722,938
Prosper Credit Card Portfolio (1)	351,120	177,904	351,120	177,904
Servicing Fees, Net	4,297	4,017	10,579	9,070
Total Net Revenues	30,180	31,531	73,673	71,903
Net (Loss) Income	(465)	(52,770)	21,830	(61,860)
Adjusted Net Revenue (2)	30,583	37,568	$76,876	79,147
Adjusted EBITDA (2)	(4,802)	(8,900)	(1,768)	(15,236)
(1) Balance as of June 30.
(2) Adjusted Net Revenue and Adjusted EBITDA are non-GAAP financial measures. For more information regarding these measures and the reconciliation to Total Net Revenue and Net Income (Loss), respectively, the most comparable US GAAP measures, see “Non-GAAP Financial Measures.”
Personal Loan Originations
From inception of the Company through June 30, 2024, a total of 2,129,653 Borrower Loans, totaling $26.7 billion were originated through our marketplace.
For the three months ended June 30, 2024, 35,200 Borrower Loans totaling $512.2 million were originated through Prosper’s marketplace, compared to 42,108 Borrower Loans totaling $595.6 million during the three months ended June 30, 2023. This represents a unit decrease of 16% and a dollar decrease of 14%. The originations decrease for the quarter ended June 30, 2024 versus the quarter ended June 30, 2023 was primarily due to the reduced usage of our Warehouse Lines to purchase loans, as well as decreased third-party investor demand.
Personal loan origination volume by Prosper Rating was as follows for the periods presented (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
	Amount	%	Amount	%	Amount	%	Amount	%
AA	$61.2	12%	$93.2	16%	$105.0	10%	$180.7	15%
A	76.2	15%	75.7	13%	160.7	15%	166.8	14%
B	101.6	20%	150.6	25%	224.4	22%	316.6	26%
C	50.2	10%	89.4	15%	105.9	10%	183.5	15%
D	52.5	10%	61.6	10%	110.2	11%	135.1	11%
E	72.0	14%	69.6	12%	158.5	15%	135.5	11%
HR	4.5	1%	5.2	1%	13.1	1%	9.5	1%
Other (1)	94.0	18%	50.3	8%	171.2	16%	99.7	7%
Total	$512.2		$595.6		$1,049.0		$1,227.4
(1) Represents personal loans funded through the Prosper platform via the Whole Loan Channel but not assigned Prosper Ratings.

For the three and six months ended June 30, 2024, compared to the corresponding periods in 2023, the total and mix of personal loan originations on the Prosper platform reflects increased demand for personal loans not assigned Prosper ratings, which are sold only to institutional investors and are based on specific underwriting criteria and custom risk models developed by those investors.

Personal Loan Serviced Portfolio and Whole Loans Outstanding
Our personal loan serviced portfolio consists of all Borrower Loans that we service both through the Note and Whole Loan Channels. Borrower Loans funded through the Whole Loan Channels include loans that we hold in consolidated trusts, as well as those sold to third parties. Our personal loan serviced portfolio decreased $0.3 billion, or 8%, from June 30, 2023 to June 30, 2024. This decrease is primarily due to decreased year-over-year originations for the past several quarters, as well as a reduction in personal loans purchased through our consolidated warehouse trusts.

The outstanding balance of Borrower Loans sold through our Whole Loan Channel serves as a primary driver of our Servicing Assets. Whole loans outstanding decreased $0.3 billion, or 8%, from June 30, 2023 to June 30, 2024 due to the same factors that drove the decrease in the personal loan serviced portfolio.
Net Income (Loss)
See the section titled “Results of Operations” below, for the discussion on significant changes in Net Income (Loss) year-over-year.
Results of Operations
Overview
The following table summarizes our net income (loss) for the three and six months ended June 30, 2024 and 2023 (in thousands, except percentage):

	Three Months Ended June 30,
	2024	2023	Change	% Change
Total Net Revenues	$30,180	$31,531	$(1,351)	(4)%
Total Expenses	30,619	84,231	(53,612)	(64)%
Net Loss Before Taxes	(439)	(52,700)	52,261	(99)%
Income Tax Expense	(26)	(70)	44	(63)%
Net Loss	$(465)	$(52,770)	$52,305	(99)%

	Six Months Ended June 30,
	2024	2023	Change	% Change
Total Net Revenues	$73,673	$71,903	$1,770	2%
Total Expenses	51,791	133,623	(81,832)	(61)%
Net Income (Loss) Before Taxes	21,882	(61,720)	83,602	n/m
Income Tax Expense	(52)	(140)	88	(63)%
Net Income (Loss)	$21,830	$(61,860)	$83,690	n/m
n/m: not meaningful
Total Net Revenues for the three months ended June 30, 2024 decreased $1.4 million as compared to the same period in 2023. The decrease was largely attributable to the Loss on Sale of Borrower Loans, which increased $6.5 million year-over-year, primarily as a result of additional incentives provided to whole loan investors (“incentives”) during that time. Additionally, there was a $3.3 million decrease in Total Interest Income (Expense), Net, due in part to a decrease in the average outstanding principal balance of loans held in consolidated warehouse and securitization trusts, combined with the impact from increased debt discount and issuance cost amortization from the establishment of the PMIT 2023-1 and PMIT 2024-1 securitization trusts in September 2023 and March 2024, respectively. Finally, total Net Revenues from Change in Fair Value of Financial Instruments, Net, decreased $1.1 million year-over-year, due primarily to increased charge-offs within our Credit Card portfolio, partially offset by an increase in fair values on our consolidated warehouse and securitization loans due to lower interest rates and reduced delinquencies and charge-offs. These decreases were partially offset by a $9.1 million increase in Transaction Fees, Net, due to a revised WebBank transaction fee schedule starting in the fourth quarter of 2023, with some offsetting impact from the lower personal loan origination volume during this time, as discussed above.

Total Expenses for the three months ended June 30, 2024 decreased $53.6 million as compared to the same period in 2023, primarily due to the Change in Fair Value of Convertible Preferred Stock Warrants, which is in turn driven by changes in the fair value of the underlying Convertible Preferred Stock. Specifically, the gain for the three months ended June 30, 2024 totals $10.7 million, which compares to a loss of $32.0 million for the corresponding period in 2023, a change of $42.7 million. Additionally, there was a combined $10.9 million decrease in Origination and Servicing, Sales and Marketing expenses and General and Administrative expenses, as costs decreased in response to lower personal loan originations. Accordingly, the net income for the three months ended June 30, 2024 increased $52.3 million when compared to the net loss for the three months ended June 30, 2023.

Total Net Revenues for the six months ended June 30, 2024 increased $1.8 million as compared to the same period in 2023. The increase was largely attributable to an $18.8 million increase in Transaction Fees, Net, due to a revised WebBank transaction fee schedule starting in the fourth quarter of 2023, with some offsetting impact from the lower personal loan origination volume during this time, as shown above. Additionally, total Net Revenues from Change in Fair Value of Financial Instruments, Net increased $4.8 million year-over-year, due primarily to more favorable fair value adjustments resulting from lower interest rates, partially offset by increased charge-offs within our Credit Card portfolio. Finally, there was a $1.5 million increase in Servicing Fees, Net, due primarily to changes in the fair value of the credit card servicing obligation, due to a change in estimate applied in the first quarter of 2024 related to the discount rate applied to the cash flows associated with that obligation, partially offset by an increase in collection agency costs. These increases were partially offset by a $15.6 million decrease from Loss on Sale of Borrower Loans, due primarily to additional incentives provided to whole loan investors during this time. There was also a $7.9 million decrease in Total Interest Income (Expense), Net, due in part to a decrease in the average outstanding principal balance of loans held in consolidated warehouse and securitization trusts, combined with the impact from increased debt discount and issuance cost amortization from the establishment of the PMIT 2023-1 and PMIT 2024-1 securitization trusts in September 2023 and March 2024, respectively.

Total Expenses for the six months ended June 30, 2024 increased $81.8 million as compared to the same period in 2023, primarily due to the Change in Fair Value of Convertible Preferred Stock Warrants, which is in turn driven by changes in the fair value of the underlying Convertible Preferred Stock. Specifically, the gain for the six months ended June 30, 2024 totals $38.4 million, which compares to a loss of $27.7 million for the corresponding period in 2023, a change of $66.1 million. Additionally, there was a combined $15.4 million decrease in Origination and Servicing, Sales and Marketing expenses and General and Administrative expenses, as costs decreased in response to lower personal loan originations. Accordingly, the net income for the six months ended June 30, 2024 increased $83.7 million when compared to the net loss for the six months ended June 30, 2023.

Revenues
The following table summarizes our revenues for the three and six months ended June 30, 2024 and 2023 (in thousands, except percentages):

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
Operating Revenues:
Transaction Fees, Net	$40,865	$31,729	$9,136	29%
Servicing Fees, Net	4,297	4,017	280	7%
Loss on Sale of Borrower Loans	(8,436)	(1,976)	(6,460)	327%
Other Revenues	1,690	1,629	61	4%
Total Operating Revenues	38,416	35,399	3,017	9%

Interest Income (Expense):
Interest Income on Borrower Loans and Loans Held for Sale	22,106	30,366	(8,260)	(27)%
Interest Expense on Financial Instruments	(18,436)	(23,404)	4,968	(21)%
Total Interest Income (Expense), Net	3,670	6,962	(3,292)	(47)%
Change in Fair Value of Financial Instruments	(11,906)	(10,830)	(1,076)	10%
Total Net Revenues	$30,180	$31,531	$(1,351)	(4)%

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
Operating Revenues:
Transaction Fees, Net	$83,836	$65,014	$18,822	29%
Servicing Fees, Net	10,579	9,070	1,509	17%
Loss on Sale of Borrower Loans	(18,940)	(3,366)	(15,574)	463%
Other Revenues	3,056	2,923	133	5%
Total Operating Revenues	78,531	73,641	4,890	7%

Interest Income (Expense):
Interest Income on Borrower Loans and Loans Held for Sale	46,342	59,385	(13,043)	(22)%
Interest Expense on Financial Instruments	(39,461)	(44,563)	5,102	(11)%
Total Interest Income (Expense), Net	6,881	14,822	(7,941)	(54)%
Change in Fair Value of Financial Instruments	(11,739)	(16,560)	4,821	(29)%
Total Net Revenues	$73,673	$71,903	$1,770	2%
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
Transaction Fees, Net increased $9.1 million, or 29%, for the three months ended June 30, 2024, as compared to the corresponding period in 2023. This increase is generally due to revisions to the WebBank transaction fee schedule starting in October 2023, and further modified in June 2024. Under the revised WebBank transaction fee schedule, transaction fees now range from 1.0% to 9.99%, depending on the term and credit grade of the Borrower Loan, as compared to 1.0% to 5.0% under the previous schedule prior to October 2023. Transaction fees above 5.0% are refundable on a pro-rated basis upon the full prepayment of the related Borrower Loan prior to maturity under Utah law, where WebBank is domiciled, and thus the impact of these increased transaction fees is reduced by expected refunds. The impact from this change in the transaction fee schedule was partially offset by the lower personal loan origination volume during the second quarter of 2024, compared to the corresponding period of 2023, as discussed above. There was also a positive impact from continued growth in our Credit Card product, as we recognized approximately $5.5 million in program fees under our Credit Card product for the three months ended June 30, 2024, as compared to $4.2 million for the corresponding period of 2023, an increase of $1.3 million.
Transaction Fees, Net increased $18.8 million, or 29%, for the six months ended June 30, 2024, as compared to the corresponding period in 2023. This increase is generally due to the revised WebBank transaction fee schedule described above, partially offset by the estimated refund liability. The impact from this change in the transaction fee schedule was partially offset by the lower personal loan origination volume during the first half of 2024, compared to the corresponding period of 2023, as discussed above. There was also a positive impact from continued growth in our Credit Card product, as we recognized approximately $11.3 million in program fees under our Credit Card product for the six months ended June 30, 2024, as compared to $7.6 million for the corresponding period of 2023, an increase of $3.7 million.
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

In addition, we are contractually obligated to service the entire portfolio under our Credit Card product. Our banking partner, Coastal Community Bank (“Coastal”), pays us a servicing fee of 1.0% per annum of the daily outstanding principal balance of all cards designated as Coastal allocations. These allocations represented approximately 10% of the portfolio through March 31, 2024, but were reduced to 5% starting April 1, 2024 as a result of an amendment to the Program Agreement executed in March 2024. To the extent these contractual fees are less than the market servicing rate that would be required by a market participant to service the entire portfolio, a servicing obligation is recorded. Changes to this servicing obligation are included in Servicing Fees, Net.
The increase of $0.3 million, or 7%, in Servicing Fees for the three months ended June 30, 2024, as compared to the corresponding period in 2023, is primarily due to a $0.3 million increase from changes in the fair value of the credit card servicing obligation. That credit card servicing obligation will generally increase in line with the underlying Credit Card portfolio, and the percentage growth in that portfolio for the three months ended June 30, 2024 was lower relative to the same period in 2023.
The increase of $1.5 million, or 17%, in Servicing Fees for the six months ended June 30, 2024 as compared to the corresponding period in 2023 is primarily due to a $2.1 million increase from changes in the fair value of the credit card servicing obligation. As discussed in Note 8, Fair Value of Assets and Liabilities, of the accompanying condensed consolidated financial statements, a change in estimate related to the application of a revised discount rate to this servicing obligation resulted in a decrease in the related liability of approximately $2.2 million as of June 30, 2024, thus increasing Servicing Fees by the same amount for the six months ended June 30, 2024, respectively. This increase was partially offset by a $0.4 million increase in collection agency costs, net of collection fees income, as we increased our usage of these agencies in the first half of 2024. Finally, there was a $0.3 million decrease in whole loan servicing revenues during this period, due to the decrease in the balance of whole loans outstanding.
Loss on Sale of Borrower Loans
Loss on Sale of Borrower Loans consists of incentives provided at the time Borrower Loans are sold through the Whole Loan Channel, net of any gains recognized on those sales, primarily due to the recognition of additional Servicing Assets. Since 2022, due to market volatility and incentives offered by competitors, we started providing additional incentives to our whole loan investors. For the three and six months ended June 30, 2024, these incentives increased $6.7 million and $16.2 million, respectively, from the corresponding periods in the prior year. Excluding the impact of these incentives, the remaining changes in Loss on Sale of Borrower Loans for the three and six months ended June 30, 2024 as compared to the same periods in 2023, were an increased gain of $0.2 million and $0.6 million, respectively, primarily due to a decrease in the adequate compensation assumption used to value the Servicing Assets from 64.8 bps to 63.3 bps, starting in the third quarter of 2023.
Other Revenues
Other Revenues consists primarily of credit referral and incentive fees. Credit referral fees are earned from partner companies for the referral of customers on our platform, while incentive fees are earned from partner companies through our incentive programs. Other Revenues remained generally flat for the three and six months ended June 30, 2024, as compared to the corresponding periods in 2023.
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
The decrease of $3.3 million, or 47%, in Total Interest Income (Expense), Net for the three months ended June 30, 2024, as compared to the corresponding period in 2023, is primarily due to a combined $2.5 million decrease in Total Interest Income (Expense), Net generated from Loans Held for Sale, net of interest expense incurred on the Warehouse Lines, and securitized Borrower Loans, net of interest expense incurred on Notes Issued by Securitization Trust, during this period. This decrease is reflective of the reduced average outstanding balance of loans held in these consolidated trusts year-over-year, as well as the related decrease in the associated liabilities. Additionally, we incurred $0.9 million in securitization setup cost amortization related to the PMIT 2023-1 and PMIT 2024-1 securitizations established in September 2023 and March 2024, respectively.
The decrease of $7.9 million, or 54%, in Total Interest Income (Expense), Net for the six months ended June 30, 2024, as compared to the corresponding period in 2023, is primarily due to a combined $6.0 million decrease in Total Interest Income (Expense), Net generated from Loans Held for Sale, net of interest expense incurred on the Warehouse Lines, and securitized

Borrower Loans, net of interest expense incurred on Notes Issued by Securitization Trust, during this period. This decrease is reflective of the reduced average outstanding balance of loans held in these consolidated trusts year-over-year, as well as the related decrease in the associated liabilities. Additionally, we incurred $0.7 million in accelerated amortization of debt issuance costs upon the termination of the PWIT Warehouse Line in March 2024, and $1.5 million in securitization setup cost amortization related to the PMIT 2023-1 and PMIT 2024-1 securitizations established in September 2023 and March 2024, respectively.
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
In September 2023 and March 2024, we sponsored and consolidated two securitization transactions, PMIT 2023-1 and PMIT 2024-1, respectively, with loans that were previously funded through our PWIIT and PWIT Warehouse Lines, respectively. Refer also to Note 7, Securitization, of the accompanying condensed consolidated financial statements for additional information on these securitization transactions. We expect that changes in the fair value of Borrower Loans held by PMIT 2023-1 and PMIT 2024-1 will be negative due to delinquencies and charge-offs, but they could ultimately be negative or positive due to changes in fair value assumptions, such as expected credit performance, prepayment rates and implied market discount rates. Additionally, the impact from fair value adjustments on these securitized Borrower Loans may lessen as they season and the outstanding principal balances decrease. Notes issued by PMIT 2023-1 and PMIT 2024-1 are carried at amortized cost on the accompanying condensed consolidated balance sheet, and thus do not impact the Change in Fair Value of Financial Instruments.
We earn interest income on loans held in securitization trusts during the period we own or consolidate the loans, which partially offsets changes in the fair value of these loans. The following tables illustrate the weighted-average composition of the loans held in consolidated securitization trusts by Prosper Rating for the periods presented, which is an indicator of their credit quality:

Six Months Ended June 30, 2024
Borrower Loans - Securitization(2):
AA	26%
A	28%
B	22%
C	12%
D	6%
E	5%
HR	1%
Total	100%
(2) The percentages are calculated using the weighted-average of month-end principal balances of Borrower Loans by Prosper Rating.
Fair values of Borrower Loans, Loans Held for Sale and Notes are estimated using discounted cash flow methodologies based upon a set of valuation assumptions. The key assumptions used include default and prepayment rates derived primarily from historical performance, and discount rates based on estimates of the rates of return that market investors would require when investing in other financial instruments with similar characteristics.

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
For the three months ended June 30, 2024 and 2023, the Change in Fair Value of Financial Instruments was a loss of $11.9 million and a loss of $10.8 million, respectively. The increase in the loss for this period was largely driven by the Credit Card Derivative, due primarily to higher delinquencies and increased charge-offs. Fair value changes related to future cash flows underlying the Credit Card Derivative resulted in a loss of $2.2 million, and the net impact of realized transactions resulted in a loss of $2.9 million for the three months ended June 30, 2024. This compares to the corresponding period in the prior year, when fair value changes related to projected future cash flows underlying the Credit Card Derivative resulted in a gain of $2.7 million, and the net impact of realized transactions resulted in a gain of $0.5 million.
These increased losses for the three months ended June 30, 2024, were partially offset by the impact from securitized Borrower Loans and Loans Held for Sale, due to lower delinquencies and charge-offs, combined with the overall decrease in the average balance of loans held in consolidated warehouse and securitization trusts year-over-year, as these loans continue to season. For securitized Borrower Loans, the loss from changes in fair value for the three months ended June 30, 2024 was $7.0 million, due to a $0.4 million loss from fair value adjustments and $6.6 million in net charge-offs. This compares to the Loans Held for Sale in the corresponding period in 2023, when there was a loss from changes in fair value of $14.1 million, due to a $6.3 million loss from fair value adjustments and $7.8 million in net charge-offs.
The net impact to the Change in Fair Value of Financial Instruments for fractional Borrower Loans and Notes (as well as the population of whole loans that are owned directly by PFL) was a $0.1 million gain for the three months ended June 30, 2024, due to the borrower payment-dependent structure described above, offset by certain timing factors. During the same period of 2023, the net impact from these fractional Borrower Loans and Notes was a $0.2 million gain.
For the six months ended June 30, 2024 and 2023, the Change in Fair Value of Financial Instrument was a loss of $11.7 million and a loss of $16.6 million, respectively. The decrease in the loss for this period was largely driven by Loans Held for Sale and securitized Borrower Loans, due to lower delinquencies and charge-offs, combined with the overall decrease in the average balance of loans held in consolidated warehouse and securitization trusts year-over-year, as these loans continue to season. For Loans Held for Sale, the loss from changes in fair value for the six months ended June 30, 2024 was $2.3 million, due to a $1.5 million gain from fair value adjustments and $3.8 million in net charge-offs. For securitized Borrower Loans, the loss from changes in value during this period was $10.3 million, due to a $2.6 million gain from fair value adjustments and $12.9 million in net charge-offs. This compares to Loans Held for Sale in the corresponding period in 2023, when there was a loss from changes in fair value of $23.6 million, due to a $10.1 million loss from fair value adjustments and $13.5 million in net charge-offs.
We also held a swaption to limit our exposure to fluctuations in SOFR due to our PWIT Warehouse Line, which consisted of two classes of loans that bore interest at SOFR plus a defined spread (see Note 11 of the accompanying condensed consolidated financial statements for further information). This swaption was terminated on March 28, 2024, upon the repayment of our PWIT Warehouse Line in conjunction with the PMIT 2024-1 securitization. The change in fair value of the swaption was immaterial for the six months ended June 30, 2024 and a loss of $0.5 million for the corresponding period in 2023, resulting in a $0.6 million increase in revenues from Change in Fair Value of Financial Instruments during this time. The overall decrease in the value of the swaption year-over-year, prior to its termination, is largely driven by an increase in the strike price of the swaption in 2023.
Fair value changes related to future cash flows underlying the Credit Card Derivative resulted in a gain of $6.9 million, and the net impact of realized transactions resulted in a loss of $5.6 million for the six months ended June 30, 2024. This compares to the corresponding period in the prior year, when fair value changes related to projected future cash flows underlying the Credit Card Derivative resulted in a gain of $8.8 million, and the net impact of realized transactions resulted in a loss of $1.0 million. This decrease in net gains recognized on changes in the fair value of the Credit Card Derivative is primarily reflective of higher delinquencies and increased charge-offs, partially offset by the impact of the change in estimate discussed in Note 8, Fair Value of Assets and Liabilities, of the accompanying condensed consolidated financial statements. Specifically, that change in estimate related to the application of a single discount rate to all components of the Credit Card Derivative starting in 2024 and resulted in a fair value increase of approximately $8.5 million for the six months ended June 30, 2024.
For fractional Borrower Loans and Notes (as well as the population of whole loans that are owned directly by PFL), the net impact to the Change in Fair Value of Financial Instruments was a $0.5 million loss for the six months ended June 30,

2024, due to the borrower payment-dependent structure described above, offset by certain timing factors. During the same period of 2023, the net impact from these fractional Borrower Loans and Notes was a $0.2 million loss.
The following table details the changes in fair value of our financial instruments for the three and six months ended June 30, 2024 and 2023, respectively (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Assets:
Borrower Loans	$(15,534)	$(10,250)	$(24,353)	$(18,059)
Loans Held for Sale	—	(14,126)	(2,263)	(23,591)
Credit Card Derivative (includes gains and losses from settled transactions)	(5,066)	3,115	1,275	7,741
SOFR rate swaption (included in Prepaid and Other Assets)	—	(35)	38	(546)

Liabilities:
Notes	8,694	10,466	13,566	17,895
Total	$(11,906)	$(10,830)	$(11,737)	$(16,560)
Expenses
The following tables summarize our expenses for the three and six months ended June 30, 2024 and 2023 (in thousands, except percentages):

	Three Months Ended June 30,
	2024	2023	Change	% Change
Expenses
Origination and Servicing	$11,013	$12,332	$(1,319)	(11)%
Sales and Marketing	11,773	13,624	(1,851)	(14)%
General and Administrative - Research and Development	2,769	6,076	(3,307)	(54)%
General and Administrative - Other	13,382	17,777	(4,395)	(25)%
Change in Fair Value of Convertible Preferred Stock Warrants	(10,664)	31,989	(42,653)	n/m
Interest Expense on Term Loan	3,259	2,869	390	14%
Other Income, Net	(913)	(436)	(477)	109%
Total Expenses	$30,619	$84,231	$(53,612)	(64)%

	Six Months Ended June 30,
	2024	2023	Change	% Change
Expenses
Origination and Servicing	$22,946	$24,617	$(1,671)	(7)%
Sales and Marketing	25,816	29,128	(3,312)	(11)%
General and Administrative - Research and Development	6,959	11,502	(4,543)	(39)%
General and Administrative - Other	29,882	35,780	(5,898)	(16)%
Change in Fair Value of Convertible Preferred Stock Warrants	(38,388)	27,724	(66,112)	n/m
Interest Expense on Term Loan	6,479	5,821	658	11%
Other Income, Net	(1,903)	(949)	(954)	101%
Total Expenses	$51,791	$133,623	$(81,832)	(61)%
n/m: not meaningful

The following table reflects full-time employees as of June 30, 2024 and 2023 by functional area:

	June 30, 2024	June 30, 2023
Origination and Servicing	92	113
Sales and Marketing	29	29
General and Administrative - Research and Development	95	108
General and Administrative - Other	180	184
Total Headcount	396	434
Origination and Servicing
Origination and Servicing costs consist primarily of salaries, benefits and stock-based compensation expense related to our capital markets, collections, customer support and payment processing employees and vendor costs associated with facilitating and servicing personal loans and our Credit Card product. The decrease for the three months ended June 30, 2024 of $1.3 million, or 11%, as compared to the corresponding period in 2023 is primarily due to a $1.6 million decrease in personal loan servicing and origination costs, both internal and outsourced, consistent with the decrease in personal loan originations discussed above. Additionally, compensation costs decreased $1.1 million, driven primarily by decreased headcount and the elimination of the corporate bonus accrual for the 2023 calendar year, which will not be paid. These decreases were partially offset by a $1.5 million increase in third-party servicing costs associated with our Credit Card product, as the underlying portfolio continues to grow.
The decrease for the six months ended June 30, 2024 of $1.7 million, or 7%, as compared to the corresponding period in 2023 is primarily due to a $2.9 million decrease in personal loan servicing and origination costs, both internal and outsourced, consistent with the decrease in personal loan originations discussed above. Additionally, compensation costs decreased $1.7 million, driven primarily by decreased headcount and the elimination of the corporate bonus accrual for the 2023 calendar year. These decreases were partially offset by a $2.7 million increase in third-party servicing costs associated with our Credit Card product, as the underlying portfolio continues to grow, and a $0.2 million increase in depreciation due to the increase in the balance of internal-use software during this time.
Sales and Marketing
Sales and Marketing costs consist primarily of affiliate marketing, search engine marketing, online and offline campaigns, email marketing, public relations and direct mail marketing, as well as compensation expenses such as wages, benefits and stock-based compensation for the employees who support these activities. For the three months ended June 30, 2024, the decrease of $1.9 million, or 14%, from the corresponding period in the prior year is due to an overall reduction in marketing and advertising costs, which is generally in line with the decrease in personal loan originations during this time. This includes decreases in marketing partnership costs of $0.5 million and a combined decrease of $0.9 million across digital and email advertising spend. Additionally, compensation expense decreased $0.3 million, driven primarily by the elimination of the corporate bonus accrual for the 2023 calendar year.
For the six months ended June 30, 2024, the decrease of $3.3 million, or 11%, from the corresponding period in the prior year is due to an overall reduction in marketing and advertising costs, which is generally in line with the decrease in personal loan originations during this time. This includes decreases in marketing partnership costs of $1.7 million and a combined decrease of $2.2 million across digital and email advertising spend. These decreases were partially offset by a $0.8 million increase in direct mail costs. Additionally, compensation expense decreased $0.2 million, driven primarily by the elimination of the corporate bonus accrual for the 2023 calendar year.
General and Administrative - Research and Development
General and Administrative - Research and Development costs consist primarily of salaries, benefits and stock-based compensation expense related to our engineering and product development employees, as well as related vendor costs. The decrease in General and Administrative – Research and Development for the three months ended June 30, 2024, of $3.3 million from the corresponding period in the prior year is primarily due to a $2.0 million decrease in compensation costs, driven by decreased headcount and the elimination of the corporate bonus accrual for the 2023 calendar year, and a $1.1 million decrease in costs related to outsourced services. Finally, there was an increase of $0.2 million from capitalized internal-use software and web development costs (reducing the expense). Specifically, these capitalized costs were $3.6 million and $3.4 million for the three months ended June 30, 2024.

The decrease in General and Administrative – Research and Development for the six months ended June 30, 2024, of $4.5 million from the corresponding period in the prior year is primarily due to a $2.1 million decrease in compensation costs, driven by decreased headcount and the elimination of the corporate bonus accrual for the 2023 calendar year, and a $2.0 million decrease in costs related to outsourced services. Finally, there was an increase of $0.6 million from capitalized internal-use software and web development costs (reducing the expense). Specifically, these capitalized costs were $7.3 million and $6.7 million for the six months ended June 30, 2024.
General and Administrative - Other
General and Administrative - Other expenses consist primarily of salaries, benefits and stock-based compensation expense related to our accounting, finance, risk, legal, compliance, human resources and facilities employees, professional fees related to legal and accounting and facilities expenses. The decrease in General and Administrative - Other for the three months ended June 30, 2024 of $4.4 million from the corresponding period in the prior year is due primarily to a $4.3 million decrease in compensation expense, driven primarily by the elimination of the corporate bonus accrual for the 2023 calendar year.
The decrease in General and Administrative - Other for the six months ended June 30, 2024 of $5.9 million from the corresponding period in the prior year is due primarily to a $5.6 million decrease in compensation expense, driven primarily by the elimination of the corporate bonus accrual for the 2023 calendar year. Additionally, various professional services costs, including accounting, tax and legal, contributed to a $0.3 million decrease for the six months ended June 30, 2023, as compared to the corresponding period in the prior year.
Change in Fair Value of Convertible Preferred Stock Warrants
Change in Fair Value of Convertible Preferred Stock Warrants was a gain of $10.7 million and a gain of $38.4 million  for the three and six months ended June 30, 2024, respectively, due to a decrease in the fair value of the underlying Convertible Preferred Stock for those periods. Changes in Fair Value of Convertible Preferred Stock Warrants was a loss of $32.0 million and a loss of $27.7 million for the three and six months ended June 30, 2023, respectively, due to an increase in fair value of the underlying Convertible Preferred Stock for those periods.
Interest Expense on Term Loan
We incurred interest costs of $3.3 million and $6.5 million for the three and six months ended June 30, 2024, respectively, and $2.9 million and $5.8 million for the three and six months ended June 30, 2023, respectively, related to our Term Loan. Refer to Note 11 of the accompanying condensed consolidated financial statements for further information on the Term Loan, including details of the interest rates. Interest costs related to the Term Loan should generally continue to increase each period as the amount of unpaid payment-in-kind interest accrues, though it will fluctuate due to changes in market interest rates.
We allocated $0.2 million in Term Loan interest costs to Net Interest Income for the three and six months ended June 30, 2023, as the related Term Loan proceeds were used to purchase Loans Held for Sale through our Warehouse Lines. No such amount was allocated for the three and six months ended June 30, 2024.
Other Income, Net
Other Income, Net was $0.9 million and $1.9 million for the three and six months ended June 30, 2024, and primarily consists of interest income on cash and cash equivalents, sublease income and other miscellaneous items. The $0.5 million and $1.0 million increases in Other Income, Net, for the three months and six ended June 30, 2024, as compared to the corresponding periods in the prior year are primarily attributable to increases in interest income driven by rising average interest rates.
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
Because of these limitations, you should consider Adjusted Net Revenue alongside other financial performance measures, including Total Net Revenue and our financial results presented in accordance with U.S. GAAP. The following table presents a reconciliation of Total Net Revenue to Adjusted Net Revenue for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total Net Revenue	$30,180	$31,531	$73,673	$71,903
Impact of Interest Rates on Fair Value of Loans Held in Consolidated Trusts (1)	403	6,037	2,470	7,244
Accelerated Amortization of PWIT Debt Issuance Costs (2)	—	—	733	—
Adjusted Net Revenue	$30,583	$37,568	$76,876	$79,147
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
•Impairment of long-lived assets: We incur losses on the impairment of long-lived assets that are disposed in connection with the exit of facilities. We exclude these items because management does not believe they are reflective of our ongoing operating results.
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
The following table presents a reconciliation of Net Income (Loss) to Adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net (Loss) Income	$(465)	$(52,770)	21,830	$(61,860)
Depreciation expense:
Servicing and Origination	2,281	2,340	4,673	4,466
General and Administration - Other	367	492	855	1,116
Amortization of Intangibles	22	27	42	54
Stock-Based Compensation	417	404	809	772
Impairment of Long-Lived Assets	387	—	387
Change in the Fair Value of Convertible Preferred Stock Warrants	(10,664)	31,989	(38,388)	27,724
Impact of Interest Rates on Fair Value of Loans Held in Consolidated Trusts	403	6,037	2,470	7,244
Interest Income on Cash and Cash Equivalents	(835)	(358)	(1,710)	(713)
Interest Expense on Term Loan	3,259	2,869	6,479	5,821
Accelerated Amortization of PWIT Debt Issuance Costs	—	—	733	—
Income Tax Expense	26	70	52	140
Adjusted EBITDA	$(4,802)	$(8,900)	$(1,768)	$(15,236)

The increase in Adjusted EBITDA for the three and six months ended June 30, 2024, as compared to the corresponding periods in 2023, is primarily reflective of increased transaction fees driven by the revised WebBank transaction fee schedule, as well as a reduction in expenses in response to decreased personal loan originations and the elimination of the 2023 corporate bonus accrual. Additionally, the change in estimate related to the valuation of the Credit Card Derivative and servicing obligation discussed in Note 8 of the accompanying condensed consolidated financial statements contributed approximately $1.4 million and $10.7 million to the increase in Adjusted EBITDA year-over-year for the three and six months ended June 30, 2024, respectively. These increases were partially offset by the impact of decreased personal loan originations, and increased incentives provided to whole loan investors, as described above.
Expenses on the condensed consolidated statements of operations include the following amounts of stock-based compensation expense for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Origination and Servicing	$24	$23	$43	$45
Sales and Marketing	119	67	232	103
General and Administrative	274	314	534	624
Total Stock-Based Compensation Expense	$417	$404	$809	$772
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

	Three Months Ended June 30,
	2024	2023	Change	% Change
Segment Net Revenues
Personal Loan	$30,857	$25,737	$5,120	20%
Home Equity	408	364	44	12%
Credit Card	(1,085)	5,430	(6,515)	n/m
Subtotal - Reportable Segments	$30,180	$31,531	$(1,351)	(4)%

Segment Adjusted Net Revenue
Personal Loan	$31,260	$31,774	$(514)	(2)%
Home Equity	408	364	44	12%
Credit Card	(1,085)	5,430	(6,515)	n/m
Subtotal - Reportable Segments	$30,583	$37,568	$(6,985)	(19)%

Segment Adjusted EBITDA
Personal Loan	$3,854	$(5,551)	$9,405	n/m
Home Equity	75	(889)	964	n/m
Credit Card	(8,731)	(2,460)	(6,271)	(255)%
Subtotal - Reportable Segments	$(4,802)	$(8,900)	$4,098	46%

	Six Months Ended June 30,
	2024	2023	Change	% Change
Segment Net Revenues
Personal Loan	$61,825	$59,231	$2,594	4%
Home Equity	705	657	48	7%
Credit Card	11,143	12,015	(872)	(7)%
Subtotal - Reportable Segments	$73,673	$71,903	$1,770	2%

Segment Adjusted Net Revenue
Personal Loan	$65,028	$66,475	$(1,447)	(2)%
Home Equity	705	657	48	7%
Credit Card	11,143	12,015	(872)	(7)%
Subtotal - Reportable Segments	$76,876	$79,147	$(2,271)	(3)%

Segment Adjusted EBITDA
Personal Loan	$2,836	$(10,831)	$13,667	n/m
Home Equity	119	(1,763)	1,882	n/m
Credit Card	(4,723)	(2,642)	(2,081)	(79)%
Subtotal - Reportable Segments	$(1,768)	$(15,236)	$13,468	88%
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
Personal Loan
For the three months ended June 30, 2024, Personal Loan segment net revenues increased $5.1 million, or 20%, as compared to the corresponding period in 2023, primarily as a result of (a) a $7.8 million increase in Transaction Fees, Net, due to the revised WebBank transaction fee schedule starting in the fourth quarter of 2023, with some offsetting impact from the lower personal loan origination volume during this time; and (b) a $7.1 million increase in net revenues from Change in Fair Value of Financial Instruments related to Borrower Loans and Loans Held for Sale, as described above. These increases were partially offset by (c) a $6.5 million decrease from Loss on Sale of Borrower Loans, due primarily to an increase in incentives provided to our whole loan investors during the second quarter of 2024 as compared to the corresponding period in 2023; and (d) a $3.3 million decrease in Total Interest Income (Expense), Net, due in part to a decrease in the average outstanding principal balance of loans held in consolidated warehouse and securitization trusts, combined with the impact from increased debt discount and debt issuance cost amortization from the PMIT 2023-1 and PMIT 2024-1 securitizations established in September 2023 and March 2024, respectively.
For the six months ended June 30, 2024, Personal Loan segment net revenues increased $2.6 million, or 4%, as compared to the corresponding period in 2023, primarily as a result of (a) a $15.1 million increase in Transaction Fees, Net, due to the revised WebBank transaction fee schedule starting in the fourth quarter of 2023, with some offsetting impact from the lower personal loan origination volume during this time; and (b) a $11.3 million increase in net revenues from Change in Fair Value of Financial Instruments related to Borrower Loans and Loans Held for Sale, as described above. These increases were partially offset by (c) a $15.6 million decrease from Loss on Sale of Borrower Loans, due primarily to an increase in incentives provided to our whole loan investors during the first half of 2024 as compared to the corresponding period in 2023; (d) a $7.9 million decrease in Total Interest Income (Expense), Net, due in part to a decrease in the average outstanding principal balance of loans held in consolidated warehouse and securitization trusts, combined with the impact from increased debt discount and debt issuance cost amortization from the termination of the PWIT Warehouse Line in March 2024 and the PMIT 2023-1 and 2024-1 securitizations established in September 2023 and March 2024, respectively; and (e) a $0.3 million decrease in Servicing Fees, Net, due to the decrease in whole loans outstanding during this period, as discussed above.

Segment Adjusted Net Revenue associated with the Personal Loan segment decreased $0.5 million and $1.4 million for the three and six months ended June 30, 2024, respectively, as compared to the corresponding periods in 2023. This is reflective of the same factors that drove the increase in net revenues discussed above, excluding the impact of interest rates on the fair value of loans held in consolidated trusts. Due to the volatile interest rate environment in the first half of 2023, there was a greater interest rate impact on the fair value of the loans during that period. Additionally, the Personal Loan Segment Adjusted Net Revenue for the six months ended June 30, 2024 excludes the accelerated recognition of debt issuance costs upon the termination of the PWIT Warehouse Line in March 2024.
Adjusted EBITDA associated with the Personal Loan segment increased $9.4 million and $13.7 million for the three and six months ended June 30, 2024, respectively, as compared to the corresponding periods in 2023. This is primarily reflective of a reduction in expenses year-over-year, including personnel, outsourced services and marketing costs, to address the decrease in personal loan originations during this time, partially offset by the factors that drove the decrease in segment Adjusted Net Revenue discussed above.
Home Equity
Home Equity segment net revenues and segment Adjusted Net Revenue remained flat year-over-year. Home Equity segment net revenues consist of broker fees from our lending partners, and Adjusted EBITDA is reflective of these net revenues, offset by operating expenses. Home Equity segment operating expenses decreased $0.9 million and $1.8 million for the three and six months ended June 30, 2024, respectively, as compared to the same periods in 2023, as we reduced resources dedicated to the Home Equity segment.
Credit Card
For the three months ended June 30, 2024, Credit Card segment net revenues and Segment Adjusted Net Revenues decreased $6.5 million, as compared to the corresponding period in 2023, primarily as a result of a $8.2 million decrease in Change in Fair Value of Financial Instruments from our Credit Card Derivative. This includes a $4.8 million decrease from fair value adjustments, and a $3.4 million decrease in revenue from realized transactions, both of which are primarily related to higher delinquencies and increased charge-offs within the portfolio. This decrease was partially offset by (a) a $1.3 million increase in Transaction Fees, Net, generally due to the overall growth in our Credit Card portfolio during this time; and (b) a $0.2 million increase in Servicing Fees, Net, driven by a smaller increase in our servicing obligation, which offsets revenue.
For the six months ended June 30, 2024, Credit Card segment net revenues and Segment Adjusted Net Revenues decreased $0.9 million, as compared to the corresponding period in 2023, primarily as a result of a $6.5 million decrease in Change in Fair Value of Financial Instruments from our Credit Card Derivative. This includes a $1.9 million decrease from fair value adjustments, and a $4.6 million decrease in revenue from realized transactions, both of which are primarily related to higher delinquencies and increased charge-offs within the portfolio. This decrease was partially offset by (a) a $3.7 million increase in Transaction Fees, Net, generally due to the overall growth in our Credit Card portfolio during this time; and (b) a $1.8 million increase in Servicing Fees, Net, driven by a smaller increase in our servicing obligation, which offsets revenue.
Adjusted EBITDA associated with the Credit Card segment decreased $6.3 million and 2.1 million for the three and six months ended June 30, 2024, respectively, as compared to the corresponding periods in 2023, which is reflective of the decreases in net revenues and Segment Adjusted Net Revenues for these periods discussed above, as well as the impact of costs incurred as part of our continued investments in the Credit Card product’s growth. For the three and six months ended June 30, 2024, the Credit Card segment net revenues, Segment Adjusted Net Revenues and Segment Adjusted EBITDA are reflective of the positive impact of approximately $1.4 million and $10.7 million, respectively, from the change in estimate discussed in Note 8 of the accompanying condensed consolidated financial statements.
LIQUIDITY AND CAPITAL RESOURCES
We have incurred operating losses in prior periods and may continue to incur net losses in the future. For the three months ended June 30, 2024 and 2023, we incurred net losses of $0.5 million and $52.8 million, respectively. For the six months ended June 30, 2024 and 2023, we recognized net income of $21.8 million and incurred a net loss of $61.9 million, respectively. Additionally, from our inception through June 30, 2024, we have an accumulated deficit of $568.3 million.
We believe our liquidity needs for the next twelve months, and for the foreseeable future beyond that period, can be met through transaction fees, servicing fees, net interest income, other revenue, proceeds from sales of loans, realized gains on the Credit Card Derivative and Cash and Cash Equivalents. For further details related to our Term Loan, see Note 11 of the accompanying condensed consolidated financial statements. In the second quarter of 2024, we decided to eliminate the corporate bonus and long-term incentive plan accrual for the 2023 calendar year, resulting in approximate cost savings of $6.0 million. Management monitors our financial results and operations. If the anticipated financial results are not achieved or we fail to maintain compliance with the debt covenants under our Term Loan, our sources of liquidity may not be sufficient to meet our operating and liquidity requirements without obtaining additional liquidity which may not be available on favorable terms or at all.
The following table summarizes our cash flow activities for the three months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,
	2024	2023
Net (Loss) Income	$(465)	$(52,770)

Net Cash Provided by Operating Activities	65,214	10,761
Net Cash Provided by (Used in) Investing Activities	1,663	(17,151)
Net Cash (Used in) Provided by Financing Activities	(58,909)	1,438
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	7,968	(4,952)
Cash, Cash Equivalents and Restricted Cash at the beginning of the period	139,203	160,167
Cash, Cash Equivalents and Restricted Cash at the end of the period	$147,171	$155,215
Cash, Cash Equivalents and Restricted Cash increased by $8.0 million for the three months ended June 30, 2024, based on the following components:
Operating Activities: $65.2 million in cash was provided by operating activities, driven by (a) $47.5 million in net proceeds from Loans Held for Sale, (b) $10.5 million in cash provided from working capital, primarily due to the timing of payments to investors and third-party vendors and (c) $7.2 million in net loss, net of non-cash items.
Investing Activities: $1.7 million in cash was provided by investing activities due to (a) $50.2 million from principal payments and sales of Borrower Loans, partially offset by (b) $44.3 million in purchases of Borrower Loans, and (c) $4.3 million in purchases of property and equipment, primarily consisting of internal-use software.
Financing Activities: $58.9 million in cash was used in financing activities, due primarily to (a) $56.4 million in payments on Notes Issued by Securitization Trust and (b) $2.5 million in payments, net of proceeds, on Notes, at Fair Value.
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
Investing Activities: $17.2 million in cash was used in investing activities due to (a) $61.9 million in purchases of Borrower Loans, and (b) $3.1 million in purchases of property and equipment, primarily consisting of internal-use software, partially offset by (c) $47.9 million from principal payments and sales of Borrower Loans.
Financing Activities: $1.4 million in cash was provided by financing activities, due primarily to (a) $13.3 million in proceeds from issuance, net of payments, on Notes, at Fair Value, partially offset by (b) $11.0 million in principal payments on Warehouse Lines, net of proceeds, and (c) $0.9 million in debt issuance costs related to the extension of our PWIT warehouse facility in May 2023.
The following table summarizes our cash flow activities for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023
Net Income (Loss)	$21,830	$(61,860)

Net Cash Provided by (Used in) Operating Activities	109,893	(57,634)
Net Cash Used in Investing Activities	(4,429)	(38,982)
Net Cash (Used in) Provided by Financing Activities	(113,561)	55,222
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(8,097)	(41,394)
Cash, Cash Equivalents and Restricted Cash at the beginning of the period	155,268	196,609
Cash, Cash Equivalents and Restricted Cash at the end of the period	$147,171	$155,215
Cash, Cash Equivalents and Restricted Cash decreased by $8.1 million for the six months ended June 30, 2024, based on the following components:
Operating Activities: $109.9 million in cash was provided by operating activities, driven by (a) $100.4 million in net proceeds from Loans Held for Sale, (b) $6.8 million in net income, net of non-cash items and (c) $2.7 million in cash provided from working capital, primarily due to the timing of payments to investors and third-party vendors.
Investing Activities: $4.4 million in cash was used in investing activities due to (a) $96.1 million in purchases of Borrower Loans, and (b) $8.1 million in purchases of property and equipment, primarily consisting of internal-use software, partially offset by (c) $99.8 million from principal payments and sales of Borrower Loans.
Financing Activities: $113.6 million in cash was used in financing activities, due primarily to (a) $129.4 million paid for the extinguishment of principal on the PWIT Warehouse Line, (b) $28.6 million in principal payments on the PWIT Warehouse Line, (c) $1.7 million in debt issuance costs related to the PMIT 2024-1 securitization executed in March 2024 and (d) $2.8 million in payments, net of proceeds, on Notes, at Fair Value, partially offset by (e) $48.9 million in proceeds, net of payments, from Notes Issued by Securitization Trusts.
Cash, Cash Equivalents and Restricted Cash decreased $41.4 million for the six months ended June 30, 2023 based on the following components:
Operating Activities: $57.6 million in cash was used in operating activities, driven by (a) $41.0 million in net purchases of Loans Held for Sale, (b) $9.6 million in cash used for working capital, primarily due to the timing of payments to investors and third-party vendors and (c) $7.0 million in net loss, net of non-cash items.
Investing Activities: $39.0 million in cash was used in investing activities due to (a) $125.8 million in purchases of Borrower Loans, and (b) $7.5 million in purchases of property and equipment, primarily consisting of internal-use software, partially offset by (c) $94.3 million from principal payments and sales of Borrower Loans.
Financing Activities: $55.2 million in cash was provided by financing activities, due primarily to (a) $29.7 million in proceeds from issuance, net of payments, on Notes, at Fair Value, and (b) $27.4 million in proceeds from Warehouse Lines, net of principal payments, partially offset by (c) $1.9 million in debt issuance costs related to the extensions of our PWIIT warehouse facility in February 2023 and our PWIT warehouse facility in May 2023.

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

Off-Balance Sheet Arrangements
As a result of retaining servicing rights on the sale of Borrower Loans, we are an interest holder in certain special purpose entities that purchase these Borrower Loans. None of these special purpose entities are consolidated as we are not the primary beneficiary. Other than these special purpose entities, as of June 30, 2024, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements or other purposes.
CRITICAL ACCOUNTING POLICIES
Certain of Prosper's accounting policies that involve a higher degree of judgment and complexity are discussed in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in Prosper’s Annual Report on Form 10-K for the year ended December 31, 2023. There have been no changes to our critical accounting estimates during the first six months of 2024, other than the following identified areas.
Valuation of Credit Card Derivative and Servicing Obligation
Effective March 31, 2024, we applied a single discount rate to all of the projected cash flows that comprise the Credit Card Derivative and Credit Card servicing obligation liability, in order to better align with how we believe a market participant would estimate the fair value of those cash flows. This single discount rate reflects the expected market rate of return from an investment in residual cash flows derived from a credit card portfolio. Previously, separate discount rates were applied to different cash flows reflecting assumptions around counterparty credit risk. As of June 30, 2024, the value of our Credit Card Derivative is higher by $8.5 million and the value of our Credit Card servicing obligation is lower by $2.2 million, than if those balances were calculated using the old methodology. Our Total Net Revenue and Net Income are higher by $1.4 million and $10.7 million for the three and six months ended June 30, 2024, respectively, as a result of this change in estimate.
Estimate of Transaction Fee Refund Liability
As discussed in Note 2, Summary of Significant Accounting Policies, of the attached condensed consolidated financial statements, we assume WebBank’s obligation under Utah law to refund the pro-rated amount of any transaction fees collected in excess of 5%, in the event the underlying borrower prepays the loan in full before maturity. Following revisions to the pricing schedule with WebBank in October 2023 and again in June 2024, we now charge transaction fees up to 9.99% for certain newly originated Borrower Loans, and accrue for future anticipated refunds at the time of origination. The key assumptions used in the estimate of this refund liability include default and prepayment rates derived primarily from relevant market data and historical performance, both of which require management judgment. The estimate is reviewed by management on a quarterly basis.

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
Results of Operations
Overview
The following tables summarize Prosper Funding’s net (loss) income for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
Total Net Revenues	$15,124	$16,284	$(1,160)	(7)%
Total Expenses	16,139	16,591	(452)	(3)%
Net Loss	$(1,015)	$(307)	$(708)	(231)%

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
Total Net Revenues	$29,954	$33,524	$(3,570)	(11)%
Total Expenses	34,153	33,574	579	2%
Net Loss	$(4,199)	$(50)	$(4,149)	n/m
n/m: not meaningful

Total net revenues for the three months ended June 30, 2024 decreased $1.2 million, or 7%, from the three months ended June 30, 2023, primarily due to an increase in Loss on Sale of Borrower Loans, mainly as a result of additional incentives provided to whole loan investors (“incentives”), combined with the impact from the decrease in the volume of whole loans sold due to lower personal loan originations. Because of the lower servicing book there was a resulting decrease in Servicing Fees, Net. These decreases were partially offset by an increase in administration fee revenue driven by an increase in reimbursements received from PMI for the incentives provided to whole loan investors, which was partially offset by a decrease in loan listings generated on the marketplace.
Total expenses for the three months ended June 30, 2024 decreased $0.5 million, or 3%, from the three months ended June 30, 2023, largely due to a $0.4 million decrease in Servicing and Other expenses, reflective of (a) an increase in interest income (a contra expense item) due to higher levels of investor cash on our platform and an increase in average interest rates, as well as (b) decreased servicing costs in response to lower personal loan originations during this time. Administration Fee - Related Party expense decreased $0.1 million due to a decrease in administration fees resulting from fewer loans funded during the period, partially offset by an increase in estimated transaction fee refunds following revisions to our pricing schedule with WebBank in October 2023 and June 2024.

Total net revenues for the six months ended June 30, 2024 decreased $3.6 million, or 11%, from the six months ended June 30, 2023, primarily due to an increase in Loss on Sale of Borrower Loans, mainly as a result of additional incentives provided to whole loan investors, combined with the impact from the decrease in the volume of whole loans sold due to lower personal loan originations. Because of the lower servicing book there was a resulting decrease in Servicing Fees, Net. Finally, the decrease in net revenues from Change in Fair Value of Financial Instruments, Net for the six months ended June 30, 2024, compared to corresponding period of 2023, is primarily reflective of the timing of the issuance of Borrower Loans and collections on Notes, at Fair Value near quarter-end. This includes the impact of Borrower Loans ineligible for securitization transferred to PFL in conjunction with the PMIT 2024-1 Transaction, as discussed in Note 4, Borrower Loans and Notes, at Fair Value, of the accompanying condensed consolidated financial statements. These decreases were partially offset by an increase in administration fee revenue driven by an increase in reimbursements received from PMI for the incentives provided to whole loan investors, which was partially offset by a decrease in loan listings generated on the marketplace.
Total expenses for the six months ended June 30, 2024 increased $0.6 million, or 2%, from the six months ended June 30, 2023, largely due to an increase in administrative fee expense during the period resulting from an increase in estimated transaction fee refunds following revisions to our pricing schedule with WebBank in October 2023 and June 2024, partially offset by a decrease in loans funded for the period.
Revenues
The following tables summarize Prosper Funding’s revenue for the six months ended June 30, 2024 and 2023 (in thousands, except percentages):

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
Revenues:
Operating Revenues:
Administration Fee Revenue - Related Party	$16,330	$10,309	$6,021	58%
Servicing Fees, Net	6,246	6,490	(244)	(4)%
Loss on Sale of Borrower Loans	(8,436)	(1,696)	(6,740)	n/m
Other Revenues	155	85	70	82%
Total Operating Revenues	14,295	15,188	(893)	(6)%
Interest Income on Borrower Loans	12,553	12,952	(399)	(3)%
Interest Expense on Notes	(11,872)	(12,072)	200	(2)%
Net Interest Income	681	880	(199)	(23)%
Change in Fair Value of Financial Instruments, Net	148	216	(68)	(31)%
Total Net Revenue	$15,124	$16,284	$(1,160)	(7)%

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
Revenues:
Operating Revenues:
Administration Fee Revenue - Related Party	$34,852	$20,552	$14,300	70%
Servicing Fees, Net	12,754	13,577	(823)	(6)%
Loss on Sale of Borrower Loans	(18,940)	(2,336)	(16,604)	n/m
Other Revenues	337	153	184	120%
Total Operating Revenues	29,003	$31,946	(2,943)	(9)%
Interest Income on Borrower Loans	25,472	25,301	171	1%
Interest Expense on Notes	(23,983)	(23,559)	(424)	2%
Net Interest Income	1,489	1,742	(253)	(15)%
Change in Fair Value of Financial Instruments, Net	(538)	(164)	(374)	(228)%
Total Net Revenue	$29,954	$33,524	$(3,570)	(11)%
n/m: not meaningful

Administration Fee Revenue - Related Party
We primarily generate revenues through license fees we earn under our Administration Agreement with PMI. The Administration Agreement contains a license we grant to PMI that entitles PMI to use the marketplace for, and in relation to: (i) PMI’s performance of its duties and obligations under the Administration Agreement, and (ii) PMI’s performance of its duties and obligations to WebBank under the Loan Account Program Agreement. The Administration Agreement requires PMI to pay us a monthly license fee that is partially based on the number of personal loan listings posted on the marketplace in that month, as well as a fee based on incentives provided to investors to incentivize the purchase of Borrower Loans from PFL. The increases in Administrative Fee Revenue of $6.0 million and $14.3 million for the three and six months ended June 30, 2024, respectively, as compared to the corresponding periods in 2023, are primarily due to increased reimbursements received from PMI for incentives provided to whole loan investors, which resulted in increases of $6.7 million and $16.2 million in Administrative Fee Revenue for the three and six months ended June 30, 2024 and 2023, respectively. These increases were partially offset by $0.7 million and $1.9 million decreases for each respective period due to a decrease of loan listings generated on our marketplace.
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
The decreases in Servicing Fees, Net of $0.2 million and $0.8 million for the three and six months ended June 30, 2024, respectively, as compared to the corresponding periods in 2023, are largely due to the reduction in the servicing book during these periods, which resulted in decreased Servicing Fees, Net of $0.5 million and $1.2 million for the three and six months ended June 30, 2024 and 2023, respectively. This is generally in line with the decrease in personal loan originations during these periods. These decreases were partially offset by $0.3 million and $0.2 million increases in net collections and debt sale fees for each respective period, as we continue to enhance our collections and debt sale recovery efforts.
Loss on Sale of Borrower Loans
Loss on Sale of Borrower Loans consists primarily of incentives provided to investors at the time Borrower Loans are sold through the Whole Loan Channel, net of any gains recognized on those sales, primarily due to the recognition of additional Servicing Assets. Since 2022, due to market volatility and incentives offered by competitors, we started providing additional incentives to our whole loan investors. For the three and six months ended June 30, 2024, these incentives increased $6.7 million and $16.2 million, respectively, from the corresponding periods in the prior year, accounting for most of the increases for these periods. Excluding the impact of these incentives, the remaining decrease in Loss on Sale of Borrower Loans for the six months ended June 30, 2024 of $0.4 million was primarily due to a decrease in the volume of whole loans sold during this time, as a result of reduced personal loan originations.
Other Revenues
Other Revenues has historically consisted primarily of incentive fees, which are earned from partner companies through our incentive programs. The changes in Other Revenues for the three and six months ended June 30, 2024, as compared to the corresponding periods in 2023, were not significant.
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
Overall, the $0.2 million and $0.3 million decreases in Net Interest Income for the three and six months ended June 30, 2024, as compared to the corresponding periods in 2023, are due to a decrease in the outstanding principal balance of Borrower Loans and Notes during these periods.

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
The following table summarizes the fair value adjustments for the three and six month periods ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Borrower Loans	(8,546)	(10,250)	$(14,104)	$(18,059)
Notes	8,694	10,466	13,566	17,895
Total	$148	$216	$(538)	$(164)
The change for the three months ended June 30, 2024, as compared to the corresponding period in 2023, was not significant. The decrease in net revenues from Change in Fair Value of Financial Instruments for the six months ended June 30, 2024, as compared to the corresponding period in 2023, is primarily reflective of the timing of the issuance of Notes and collection of Borrower Loan proceeds close to period-end, and the impact of Borrower Loans ineligible for securitization transferred to PFL in conjunction with the PMIT 2024-1 Transaction, as discussed in Note 4, Borrower Loans and Notes, at Fair Value, of the accompanying condensed consolidated financial statements. Other fair value changes are generally not material, which is consistent with the borrower payment-structure described above.
Expenses
The following table summarizes our expenses for the three and six month periods ended June 30, 2024 and 2023 (in thousands, except percentages):

	Three Months Ended June 30,
	2024	2023	Change	% Change
Expenses:
Administration Fee - Related Party	$14,504	$14,601	$(97)	(1)%
Servicing and Other, Net	1,635	1,990	(355)	(18)%
Total Expenses	$16,139	$16,591	$(452)	(3)%

	Six Months Ended June 30,
	2024	2023	Change	% Change
Expenses:
Administration Fee - Related Party	$30,632	$29,843	$789	3%
Servicing and Other, Net	3,521	3,731	(210)	(6)%
Total Expenses	$34,153	$33,574	$579	2%
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

The decrease in Administration Fee - Related Party expense of $0.1 million for the three months ended June 30, 2024, as compared to the same period in the prior year, is reflective of (a) a decrease in administration fees of $1.5 million, due to decreases in the number loans funded and Servicing Fees, Net, during this period, partially offset by (b) a $1.5 million increase in the refund liability for transaction fees above 5%, as we only revised our pricing schedule with WebBank in the fourth quarter of 2023 and again in June 2024.
The increase in Administration Fee - Related Party expense of $0.8 million for the six months ended June 30, 2024, as compared to the same period in 2023, is due primarily to a $4.2 million increase in the refund liability for transaction fees above 5%. This was partially offset by a decrease in administration fees of $3.1 million, due to decreases in the number of loans funded and Servicing Fees, Net during this period.
Servicing and Other, Net
Servicing costs consist primarily of vendor and borrower costs, as well as depreciation of internal-use software associated with servicing Borrower Loans. Other items consist primarily of interest income on cash invested in our platform, as well as bank service charges and professional fees. The decreases in Servicing and Other, Net for the three and six months ended June 30, 2024 of $0.4 million and $0.2 million, respectively, are primarily due to increased interest income of $0.2 million and $0.5 million for each respective period. These increases in interest income are generally due to higher average interest rates, as well as increased cash on our platform year-over-year.
LIQUIDITY AND CAPITAL RESOURCES
We anticipate that our available funds and cash flow from operations will be sufficient to meet our operational cash needs for at least the next 12 months.
The following table summarizes our cash flow activities for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023
Net Loss	$(4,199)	$(50)

Net Cash Provided by (Used in) Operating Activities	7,780	(7,938)
Net Cash Used in Investing Activities	(208)	(35,246)
Net Cash (Used in) Provided by Financing Activities	(2,763)	29,678
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	4,809	(13,506)
Cash, Cash Equivalents and Restricted Cash at the beginning of the period	97,039	97,849
Cash, Cash Equivalents and Restricted Cash at the end of the period	$101,848	$84,343

Cash, Cash Equivalents and Restricted Cash increased $4.8 million for the six months ended June 30, 2024, based on the following components:
Operating Activities: $7.8 million was provided by operating activities, driven by cash provided by working capital of $7.9 million, primarily due to the timing of payments to PMI and investors, partially offset by net loss, net of non-cash adjustments of $0.1 million.
Investing Activities: $0.2 million was used in investing activities, due to $96.1 million in purchases of Borrower Loans and $3.9 million in purchases of property and equipment, partially offset by $99.8 million of principal payments under Borrower Loans.
Financing Activities: $2.8 million was used by financing activities, due to $98.8 million in payments for Notes, at Fair Value, and partially offset by $96.0 million in proceeds from the issuance of Notes, at Fair Value.
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
Income Taxes
We incurred no income tax expense for the six months ended June 30, 2024 and 2023. We are a US disregarded entity for income tax purposes and our income and loss is included in the return of our parent, PMI. Given PMI’s history of taxable losses, it is difficult to accurately forecast how Prosper’s and our results will be affected by the realization and use of net operating loss carry forwards.
Off-Balance Sheet Arrangements
As a result of retaining servicing rights on the sale of Borrower Loans, we are a variable interest holder in certain special purposes entities that purchase these Borrower Loans. None of these special interest entities are consolidated as we are not the primary beneficiary. Otherwise as of June 30, 2024, we have not engaged in any off-balance sheet financing activities.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND INTEREST RATE RISK
PROSPER MARKETPLACE, INC.
Market Risk
Market risk is the risk of loss to future earnings, values, or future cash flows that may result from changes in financial market prices and interest rates.
Through our securitization trusts (formed in September 2023 and March 2024) we hold Borrower Loans. Changes in U.S. interest rates affect the market value of these Borrower Loans on our balance sheet. Our future investment income may fall short of expectations, or we may suffer a loss in principal if we are forced to sell Borrower Loans that have declined in market value due to changes in interest rates, loss assumptions or overall market conditions. Recent interest rate increases, due in part to ongoing inflation, may increase the risks of our investments in Borrower Loans through our securitization trusts, and additional fluctuations in interest rates may exacerbate such risks. Changes in the market value of Borrower Loans are recorded on the consolidated statements of operations. The fair value of Borrower Loans held in consolidated securitization trusts was $266.9 million as of June 30, 2024.
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
We had cash and cash equivalents of $26.7 million and $35.0 million as of June 30, 2024, and December 31, 2023, respectively. These amounts were held in various unrestricted deposits with highly rated financial institutions and short-term, highly liquid marketable securities which may include money market funds, U.S. Treasury securities, and U.S. agency securities. Cash and Cash Equivalents are held for working capital purposes. Due to their short-term nature, we believe that we do not have any material exposure to changes in the fair value of these liquid investments as a result of changes in interest rates. Decreases in short-term interest rates will moderately reduce interest income on these Cash and Cash Equivalents. Increases in short-term interest rates will moderately increase the interest income earned on the Cash and Cash Equivalents.
Interest Rate Sensitivity
As more fully described in Note 8, Fair Value of Assets and Liabilities, of Prosper's condensed consolidated financial statements attached to this Quarterly Report on Form 10-Q, the fair value of Borrower Loans is $574.6 million as of June 30, 2024, determined using a weighted-average discount rate of 7.82%. The combined fair value of Borrower Loans and Loans Held for Sale was $706.5 million as of December 31, 2023, determined using a weighted-average discount rate of 6.88%. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $5.4 million and $6.8 million in the fair value of PMI’s investment in Borrower Loans and Loans Held for Sale as of June 30, 2024, and December 31, 2023, respectively. A hypothetical 100 basis point decrease in interest rates would result in an increase of approximately $5.5 million and $6.9 million in the fair value of our investment in Borrower Loans and Loans Held for Sale as of June 30, 2024, and December 31, 2023, respectively. Any realized or unrealized gains or losses resulting from such interest rate change would be recorded in our statement of operations so long as we hold these Borrower Loans and Loans Held for Sale on our balance sheet.
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
Prosper Funding had Cash and Cash Equivalents of $4.3 million and $3.4 million as of June 30, 2024 and December 31, 2023, respectively. These amounts were held in various unrestricted deposits with highly rated financial institutions and short term, highly liquid marketable securities which may include money market funds, U.S. treasury securities and U.S. agency securities. Cash and cash equivalents are held for working capital purposes. Due to their short-term nature, Prosper Funding believes that it does not have any material exposure to changes in the fair value of these liquid investments as a result of changes in interest rates. Decreases in short-term interest rates will moderately reduce interest income on these cash and cash equivalents, while increases in short-term interest rates will moderately increase the interest income earned on these cash and cash equivalent balances.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Registrants’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are designed to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the SEC, and that such information is accumulated and communicated to management, including to each Registrant’s Principal Executive Officer (PEO) and Principal Financial Officer (PFO), to allow timely decisions regarding required disclosures. The management of each Registrant, with the participation of such Registrant’s PEO and PFO, has evaluated the effectiveness of such Registrant’s disclosure controls and procedures as of June 30, 2024. Based on this evaluation, each Registrant’s PEO and PFO have concluded that these disclosure controls and procedures were effective as of June 30, 2024.
Changes in Internal Control Over Financial Reporting
There were no changes in either Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, either Registrant’s internal control over financial reporting.
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

EXHIBIT INDEX

Exhibit Number	Exhibit Description
4.1	Amendment No. 1 to the Credit Agreement, dated June 26, 2024, by and among Prosper Marketplace, Inc., as Borrower, the lenders from time to time party thereto, and Wilmington Trust, National Association, as Administrative Agent and Collateral Agent (1)(2)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PMI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 (1)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PMI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 (1)

31.3	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PFL’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 (1)

31.4	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PFL’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 (1)

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to PMI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 (1)

32.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to PFL’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 (1)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	Taxonomy Extension Calculation Linkbase Document

101.LAB	Taxonomy Extension Label Linkbase Document

101.PRE	Taxonomy Extension Presentation Linkbase Document

101.DEF	Taxonomy Extension Definition Linkbase Document

(1)	Filed herewith.
(2)	Certain portions of this exhibit have been marked by brackets and omitted because the information is (a) not material and (b) would be competitively harmful if disclosed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSPER MARKETPLACE, INC.
PROSPER FUNDING LLC

August 15, 2024	/s/ David Kimball
David Kimball
Chief Executive Officer of Prosper Marketplace, Inc.
Chief Executive Officer of Prosper Funding LLC
(Principal Executive Officer)

August 15, 2024	/s/ Usama Ashraf
Usama Ashraf
President and Chief Financial Officer of Prosper Marketplace, Inc.
President, Chief Financial Officer and Treasurer of Prosper Funding LLC
(Principal Financial Officer)