Form 10-K
period 2024-12-31
PROSPER MARKETPLACE, INC; Prosper Funding LLC
filed 2025-03-26
CIK 1416265, 1542574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

	Aggregate Market Value of Voting and Non-Voting Common Equity Held by Non-Affiliates of the Registrant at	Number of Shares of Common Stock of the Registrant Outstanding at
	June 30, 2024	March 21, 2025
Prosper Marketplace, Inc.	(a)	77,560,839
($0.01 par value)
Prosper Funding LLC	(a)(b)	None
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

Except as the context requires otherwise, as used herein, “Registrants” refers to Prosper Marketplace, Inc. (“PMI”), a Delaware corporation, and its wholly owned subsidiary, Prosper Funding LLC (“PFL”), a Delaware limited liability company; “we,” “us,” “our,” “Prosper,” and the “Company” refers to (i) PMI, (ii) its wholly owned subsidiaries, PFL, BillGuard, Inc. (“BillGuard”), a Delaware corporation and Prosper Healthcare Lending LLC (“PHL”), a Delaware limited liability company, and (iii) its variable interest entities, Prosper Warehouse I Trust (“PWIT,” terminated March 28, 2024), a Delaware statutory trust; Prosper Warehouse II Trust (“PWIIT,” terminated September 25, 2023), a Delaware statutory trust; Prosper Marketplace Issuance Trust, Series 2023-1 (“PMIT 2023-1”), a Delaware statutory trust; Prosper Marketplace Issuance Trust, Series 2024-1 (“PMIT 2024-1”), a Delaware statutory trust; Prosper Credit Card Issuer LLC (“PMCC 2024-1”), a Delaware limited liability company and Prosper Grantor Trust (“PGT”), a Delaware statutory trust, on a consolidated basis; and “Prosper Funding” refers to PFL and its wholly owned subsidiary, Prosper Depositor LLC, a Delaware limited liability company, on a consolidated basis. In addition, the unsecured personal loans originated through our marketplace are referred to as “Borrower Loans,” and the borrower payment dependent notes issued through our marketplace, whether issued by PMI or PFL, are referred to as “Notes.” Investors currently invest in Borrower Loans through two channels: (i) the “Note Channel,” which allows investors to purchase Notes from PFL, the payments of which are dependent on the payments made on the corresponding Borrower Loan; and (ii) the “Whole Loan Channel,” which allows accredited and institutional investors to purchase Borrower Loans in their entirety directly from PFL. The Notes available to Note Channel investors are distinguishable from notes held by certain third party investors pursuant to Prosper’s securitization transactions, which are referred to herein as “Notes Issued by Securitization Trust.” Finally, although historically the Company has referred to investors as “lender members,” PFL calls them “investors” herein to avoid confusion since WebBank is the lender for Borrower Loans originated through our marketplace.
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
•our ability to attract potential borrowers and investors to our personal loan marketplace, borrowers to our unsecured credit card (“Credit Card”) product, and secured digital home equity line of credit and home equity loan (together, the “Home Equity Products”);
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
•the impact of future economic conditions on the performance and the loss rates for the Borrower Loans and the Credit Card product;
•our ability to reduce loss rates associated with our Credit Card product;

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
Personal Loan
We are a pioneer of peer-to-peer lending in the U.S. and first launched our personal loan lending product in 2006. Our personal loan marketplace facilitated $2.2 billion in Borrower Loan originations during 2024 and $27.9 billion in Borrower Loan originations since launch.
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
Credit Card
In December 2021, we launched our Prosper Credit Card product in partnership with Coastal Community Bank (“Coastal”), through which eligible consumers are extended unsecured credit through Prosper-branded Credit Cards. In accordance with our program agreement with Coastal, the receivables associated with these Credit Cards are originated and maintained on the balance sheet of Coastal, until we exercise our right to purchase eligible receivables. Customer accounts are randomly designated as either Prosper Allocations or Coastal Allocations on an approximate 95% to 5% split. Each party receives 100% of the interest income and is responsible for the credit losses on its allocated customer accounts. Credit Card receivables that remain on Coastal’s balance sheet are not available for investment purposes.

On November 1 2024, we closed our first Credit Card securitization transaction, PMCC 2024-1, in which we purchased Credit Card receivables with an unpaid principal balance of $94.7 million from the Prosper Allocations, and contributed them to the securitization. PMCC 2024-1 then issued senior notes in four classes to third-party investors with a stated aggregate value of $82.9 million. This transaction is described more fully in Note 5 of the accompanying consolidated financial statements.

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
How our Personal Loan Marketplace Works
Our Personal Loan marketplace is an online marketplace that matches individuals who wish to obtain unsecured Borrower Loans with individuals and institutions who are willing to commit funds to those loans. A borrower who wishes to obtain a loan through our marketplace must apply and, if accepted, post a loan listing to our marketplace. Each time we post a group of listings on our Personal Loan marketplace, we determine the relative proportions of such listings that will be allocated to the Note Channel and the Whole Loan Channel, respectively, based on our estimate of the relative overall demand in each channel. We then use a random allocation methodology to allocate individual listings between the two channels based on those proportions. If a listing receives enough investor commitments, WebBank will originate the Borrower Loan requested and then sell it to PFL.
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
At the time an individual investor registers to participate in the Note Channel, such investor must satisfy any minimum financial suitability standards established for the Note Channel by the state in which the investor resides, if applicable. Investors who participate in the Note Channel must enter into an investor registration agreement, which governs all sales of Notes to such investors.
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
Loan Servicing and Collection
We are responsible for servicing the Borrower Loans made through our personal loan marketplace. We will pay each Note holder principal and interest on the Note in an amount equal to each such Note’s pro-rata portion of the principal and interest payments, if any, which we receive on the corresponding Borrower Loan, net of our servicing fee. We will also pay Note holders their pro-rata portion of any other amounts we receive on the corresponding Borrower Loans, including late fees and prepayments, subject to our servicing fee; provided, that we will not pay Note holders any non-sufficient funds fees we receive for failed borrower payments. In addition, the funds available for payment on the Notes will be reduced by the amount of any attorneys’ fees or collection fees we, a third-party servicer, or a collection agency imposes in connection with collection efforts related to the corresponding Borrower Loan. We will have no further obligation to make payments on any Note after its final maturity date.
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
Customers
Personal Loan: A relatively small number of investors provide the funding commitments for a large percentage of all listings that result in Borrower Loans originated through our Personal Loan marketplace. Of all Borrower Loans originated in the year ended December 31, 2024, the largest party purchased a total of 23.7% of those loans. For a description of the investors and borrowers on our personal loan marketplace, please see the “How our Personal Loan Marketplace Works—Investors” and “How our Personal Loan Marketplace Works—Borrowers” sections above.
Credit Card: Our Credit Card customers are generally near-prime borrowers with credit scores that typically range from 600 to 660 and initial credit lines that range from $500 to $3,000.
Industry Background and Trends
According to the Board of Governors of the Federal Reserve System, as of December 2024, the balance of outstanding consumer credit (excluding loans secured by real estate) in the United States totaled $5.2 trillion. This amount included $1.4 trillion of revolving consumer credit, primarily credit card, and $3.8 trillion of non-revolving loans. A portion of the revolving balances are also refinanced by consumers at lower interest rates and fixed terms through personal loans.

The market for consumer lending is competitive and rapidly evolving, and there is an opportunity for our business model to transform the traditional lending process. We believe our marketplace offers a superior solution for both borrowers and investors.
For borrowers, we believe our Personal Loan marketplace offers the following principal competitive factors: better terms versus other alternatives; a simple, easy and intuitive customer experience; a fast and efficient process; and trust and transparency.
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
Our Competitive Strengths
We believe the following strengths differentiate us from our competitors and provide us with sustainable competitive advantages:
•Leading Online Personal Loan Marketplace. Since inception, our personal loan marketplace has facilitated $27.9 billion in loan originations, of which $2.2 billion was for the year-ended December 31, 2024. As our business grows, our brand, reputation and scale strengthens. This allows us to attract top talent, speed up product innovation, launch additional consumer finance products, attract marketplace participants and drive down our cost structure, all of which further benefit borrowers and investors. For the year ended December 31, 2024, 47.8% of Borrower Loans originated from borrowers who previously borrowed on our personal loan marketplace, evidence of our strong brand.

•Robust Network Effect. The attractiveness of our personal loan marketplace increases as the number of participants on our marketplace increases, yielding a classic network effect. Our personal loan marketplace offers consumer borrowers access to affordable credit, and allows individual and institutional investors to invest in an asset class with attractive risk-adjusted returns. The diversity of investors brings scale and breadth of funding to our marketplace and makes credit more affordable. As both sides of the equation grow, the advantages (reduced risk, lower cost) scale accordingly, attracting even more borrowers and investors. The increased participant pool reduces costs and generates more data which we use to improve the effectiveness of our credit decisioning and scoring models. This enhances our aggregate loan performance and builds increased trust in our marketplace, which in turn attracts more borrowers and investors. We believe the strength of our brand in the personal loan marketplace will also attract customers to seek out or recommend the Credit Card and Home Equity Products.
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
Sources of Revenues
We earn revenue in a variety of ways from our Personal Loan, Credit Card, and Home Equity products. We have three primary sources of Personal Loan revenues: transaction fees, servicing fees and net interest income. We earn transaction fees from WebBank by facilitating the origination of Borrower Loans through the Personal Loan marketplace, servicing fees from investors for processing principal and interest payments made by borrowers and passing such payments on to investors and net interest income from Borrower Loans and Loans Held for Sale. Our revenues are reduced by any incentives provided to investors at the time of sale. We also earn net interest income and various fees generated by our Credit Card program, including interchange fees, annual fees and late fees, net of program fees and a portion of the interchange fees that must be remitted to Coastal. Finally, we earn revenue from our Home Equity products through broker fees paid by our Home Lending partners. Changes in the fair values of our consolidated financial instruments are also included in our revenue.
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
The platform for our personal loan marketplace is hosted in Google Cloud. We continuously monitor the performance and availability of our marketplace. The infrastructure leverages Google Cloud’s native products, such as Cloud Run instances and segregated Project Virtual Private Clouds.
Key aspects of our technology include:
•Scalability. Our personal loan marketplace is designed and built as a real-time, highly scalable, multi-tier, redundant system. It incorporates technologies designed to prevent any single point of failure within our loan platform from taking the entire system offline. This is achieved by utilizing load-balancing technologies at the front end and business layer tiers and clustering technologies in the back-end tiers to allow scaling both horizontally and vertically depending on marketplace utilization. Google Cloud autoscaling is also utilized to dynamically scale platform availability in real-time.
•Data Integrity and Security. We are committed to protecting our users' information and we take the integrity and security of the data provided by them very seriously. To that end, we have established data protection policies which are implemented and enforced using the latest technologies. All sensitive information is transmitted on secure channels using SSL technology, with SSL certificates issued by Symantec or DigiCert. We employ principles of least privilege and layered security to protect stored sensitive information. Sensitive information at rest is encrypted using industry standard encryption technologies with appropriate controls to access the data. We protect the network perimeter using the latest technologies including but not limited to firewall and anti-virus threat management techniques. We use strong multi-factor authentication to protect and monitor remote access. We utilize multiple Google Cloud regions and zones to provide backups and fault-tolerance, adding resilience to recovery operations in the event of a disaster. Logging and monitoring of the systems and security controls are designed to ensure that the controls are functional and that alerts are triggered on security violations.

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
We have registered several trademarks in the United States, including “Prosper,” “Powered by Prosper” and numerous stylized marks, including the Prosper and Prosper Healthcare Lending logos.
We have invested in a research and development program and, as of December 31, 2024, we had eight issued patents by the United States Patent and Trademark Office. We may file additional patent applications or pursue additional patent protection in the future to the extent we believe it will be beneficial.
Human Capital Resources
Employee Profile
At Prosper, our mission is to advance financial well-being and our employees are critical to achieving this mission. We are committed to hiring and developing employees who embody our core values: accountability, collaboration, excellence, curiosity, diversity, simplicity, and integrity. As of December 31, 2024, we had 416 full-time employees, all of whom were based in the United States. Our employees are classified as either “local” to either our San Francisco, California and Phoenix, Arizona offices or “remote national” if they work remotely. As of December 31, 2024, we had 148 local employees based in our San Francisco, California office, 123 local employees based in our Phoenix, Arizona office, and 145 remote national employees. None of our employees are represented by labor unions. We have not experienced any work stoppages, and we believe that our relations with our employees are good.
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
Employee Recognition and Talent Development
We understand that to attract and retain great people, we must listen to and engage them regularly. We conduct an anonymous, company-wide employee engagement survey to gauge our progress and identify the areas where we excel and areas for improvement in the employee experience. Following the survey, we identify areas where we would like to focus to support engagement within the company and create action plans to support those initiatives. We have implemented two award programs to recognize and honor our employees who exemplify our values.
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
State Usury Laws. Section 521 of the Depository Institution Deregulation and Monetary Control Act of 1980 (12 U.S.C. § 1831d) (“DIDA”) and Section 85 of the National Bank Act (“NBA”) (12 U.S.C. § 85), federal case law interpreting the NBA such as Tiffany v. National Bank of Missouri and Marquette National Bank of Minneapolis v. First Omaha Service Corporation, and FDIC advisory opinion 92-47 permit FDIC-insured depository institutions, such as WebBank, to “export” the interest rate permitted under the laws of the state where the bank is located, regardless of the usury limitations imposed by the state law of the borrower’s state of residence unless the state has chosen to opt out of the exportation regime. WebBank is located in Utah, and Title 70C of the Utah Code does not limit the amount of fees or interest that may be charged by WebBank on loans of the type offered through our marketplace. Iowa and Puerto Rico have opted out of the exportation regime under Section 525 of DIDA and we do not operate in either jurisdiction. In June 2023, Colorado enacted a DIDA opt-out law which went into effect on July 1, 2024. On June 18, 2024, a federal court granted a preliminary injunction to halt enforcement of the Colorado DIDA law with respect to loans made by state-charted banks located out of Colorado to the extent those banks are members of one of the trade associations which brought the suit. Colorado appealed the decision to the U.S. Court of Appeals for the Tenth Circuit. On February 24, 2025, the FDIC withdrew an amicus brief it had filed previously in support of Colorado. While there can be no assurances as to the outcome of this litigation with Colorado, we believe that judicial interpretations support the view that DIDA opt outs only apply to loans “made” in the opted-out states.
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
In June 2020, the FDIC issued a final regulation entitled “Federal Interest Rate Authority” that, among other things, addressed the uncertainty resulting from the Madden decision, including uncertainty affecting marketplace lenders that partner with banks. Under the FDIC’s rule, which applies to FDIC-insured state-chartered industrial banks such as WebBank, interest on a loan originated by WebBank that was permissible under DIDA at origination is not affected by WebBank’s subsequent sale of the loan to PFL. Seven states and the District of Columbia sued the FDIC, however, seeking to have the regulation set aside on Administrative Procedure Act grounds. Three states brought a similar challenge in the same court to a similar regulation issued by the OCC under the NBA. Both suits were decided on February 8, 2022, with the United States District Court for the Northern District of California ruling that the FDIC and OCC had not exceeded their statutory authority when promulgating their respective rules. The court deferred to each federal agency's interpretation, and thus concluded that each agency’s rule was not unreasonable or arbitrary or capricious. The states had until April 11, 2022 to appeal the rulings to the U.S. Court of Appeals for the Ninth Circuit and did not do so.
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
We had separately been in discussions with the Colorado Administrator during the Marlette and Avant litigation regarding certain terms of Borrower Loans offered through the personal loan marketplace to Colorado residents. Effective as of July 30, 2019, we and the Administrator entered into a stipulation (the “Stipulation”) to allow loans to continue to be offered through the personal loan marketplace to Colorado residents, subject to certain financing charge and late fee restrictions during the period that the Stipulation is in effect with respect to acquired loans, but excluding loans retained by WebBank or sold to a state-chartered, FDIC-insured bank or a federally-chartered bank. Effective as of February 6, 2024, we entered into a Stipulation and Final Agency Order (“FAO”) pursuant to which Prosper agreed to continue to be subject to such financing charge and late fee restrictions set forth in the Stipulation. The FAO expired on July 1, 2024 pursuant to its terms.
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) created many new restrictions and an expanded framework of regulatory oversight for the financial services industry. Among other things, the Dodd-Frank Act centralized responsibility for consumer financial protections by creating the Consumer Financial Protection Bureau (the “CFPB”), which has broad authority to write regulations under federal consumer financial protection laws, such as the Truth-in Lending Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, and the Fair Debt Collection Practices Act, and to enforce those laws against and examine large financial institutions, such as our issuing banks, for compliance. The CFPB is authorized to prevent “unfair, deceptive or abusive acts or practices” through its regulatory, supervisory and enforcement authority. We are subject to the CFPB’s jurisdiction, including its enforcement authority and may become subject to their supervisory authority, as a servicer and acquirer of consumer credit. The CFPB may request reports concerning our organization, business conduct, markets and activities, and also conduct on-site examinations of our business on a periodic basis. In February 2025, the CFPB issued orders to suspend operations and cease activity including, among other things, supervision and examination activity and litigation proceedings. These orders have been challenged in several lawsuits. While there can be no assurances as to the possible impact of the CFPB orders or the various lawsuits challenging those orders, we believe that we are in substantial compliance with the rules and regulations issued by the CFPB prior to the issuance of the orders.
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
Equal Credit Opportunity Act. The federal Equal Credit Opportunity Act (“ECOA”) prohibits creditors from discriminating against credit applicants on the basis of race, color, sex, age, religion, national origin, marital status, the fact that all or part of the applicant’s income derives from any public assistance program or the fact that the applicant has in good faith exercised any right under the federal Consumer Credit Protection Act or any applicable state law. Regulation B, which implements ECOA, restricts creditors from requesting certain types of information from applicants and from making statements that would discourage on a prohibited basis a reasonable person from making or pursuing an application. These requirements apply both to lenders such as WebBank and other parties like us that regularly implement and communicate credit decisions. Investors may also be subject to the ECOA in their capacity as purchasers of Notes, if they are deemed to regularly participate in credit decisions. In the underwriting of Borrower Loans on our marketplace, both WebBank and we seek to comply with ECOA’s provisions prohibiting discouragement and discrimination. ECOA also requires creditors to provide consumers with timely notices of adverse action taken on credit applications. WebBank and we provide prospective borrowers who apply for a Borrower Loan through our marketplace but are denied credit with an adverse action notice which is in compliance with applicable requirements (see also below regarding “Fair Credit Reporting Act”).
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
Fair Debt Collection Practices Act. The federal Fair Debt Collection Practices Act (“FDCPA”) and its implementing regulation, Regulation F, provide guidelines and limitations on the conduct of third-party debt collectors in connection with the collection of consumer debts. The FDCPA limits certain communications with third parties, imposes notice and debt validation requirements, and prohibits threatening, harassing or abusive conduct in the course of debt collection. We are not a “debt collector” under the FDCPA, through an exception to the definition of a debt collector as a person who regularly collects or attempts to collect, directly or indirectly, debts owed or due, or asserted to be owed or due, to another. The CFPB retained the statute’s “debt collector” definition in its November 2020 final rules implementing the FDCPA. As the servicer for Borrower Loans originated by WebBank and owned by investors, we are not a debt collector based on our facilitation of loans in the origination process and/or its servicing of the Borrower Loans after the time of origination and prior to any default. While the FDCPA applies to third-party debt collectors, debt collection laws of certain states impose similar requirements on creditors who collect their own debts. Our agreement with our investors prohibits investors from attempting to collect directly on the Borrower Loan. We use our internal collection team and professional external debt collection agents to collect delinquent accounts. They are required to comply with all other applicable laws in collecting delinquent accounts of our borrowers.
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
Privacy and Data Security Laws. The federal Gramm-Leach-Bliley Act (“GLBA”) limits the disclosure of nonpublic personal information about a consumer to nonaffiliated third parties and requires financial institutions to disclose certain privacy policies and practices with respect to information sharing with affiliated and nonaffiliated entities as well as to safeguard personal customer information. Many states have passed or are in the process of passing consumer privacy and data protection laws. Most of these state privacy laws exempt entities subject to GLBA. However, there are a few state privacy laws that exempt data subject to GLBA, and thus any consumer data not subject to GLBA are subject to these state privacy laws. As of December 31, 2024, the California Consumer Privacy Act (“CCPA”) and Oregon Consumer Privacy Act (“OCPA”) apply to consumer data not subject to the GLBA. The CCPA and OCPA provide consumers in these states with rights to know about the use, to request deletion and correction, and to opt out of the sale of their personal information by businesses that are a certain size or that generate at least half of their revenue by selling personal information. In turn, these state privacy laws require subject businesses to notify consumers of their data collection practices and to implement procedures for timely responding to consumer requests submitted in exercise of their rights under the statute. We maintain a detailed privacy policy that is accessible from our website and is designed to comply with applicable privacy laws.
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
The Credit Card product is subject to the same federal laws and regulations applicable to our personal loan marketplace and as summarized above, including the Dodd-Frank Act, TILA, ECOA, FCRA, FDCPA, SCRA, MLA, EFTA, ESIGN, UETA, GLBA, BSA and OFAC. TILA and Regulation Z contain specific disclosure requirements for credit cards and advertising rules for credit cards. Please refer to the “Government Regulations—Personal Loan State and Federal Laws and Regulations” section above for a summary of these federal laws and regulations. Certain amendments to TILA also govern the Credit Card product, including the Credit Card Accountability Responsibility and Disclosure Act of 2009 (the “CARD Act”), which amended TILA to prescribe, among other things, additional procedures, disclosures, fee limits, and other protections for consumers applying for or holding credit cards, and the Fair Credit Billing Act (“FCBA”), which governs creditor obligations with respect to billing complaints and errors. For the Credit Card product, we take a similar approach to compliance for our personal loan marketplace, with adjustments for application of the rules to open-end, unsecured credit cards as opposed to closed-end unsecured personal loans. We work with Coastal to facilitate compliance.
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
Risks related to PFL, PMI and our operation of the personal loan marketplace

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

Risks related to borrower loans on the personal loan marketplace

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

Risks related to investing in notes on the personal loan marketplace

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
RISKS RELATED TO PFL, PMI AND OUR OPERATION OF THE PERSONAL LOAN MARKETPLACE
We have incurred operating losses in prior years and may continue to incur net losses in the future.
We have incurred operating losses in prior years, including 2024, and may continue to incur net losses in the future. We have financed our operations to date primarily with proceeds from the sale of equity securities. In addition, we borrowed $75.0 million under the Term Loan in November 2022. PMI is dependent upon raising additional capital or debt financing to fund its current operating plan if it cannot generate sufficient positive cash flow from operations. PMI’s failure to achieve positive cash flow from operations or obtain additional debt and equity financing, could adversely affect PMI’s ability to perform its obligations under the Administration Agreement.
The Term Loan, and any additional indebtedness we incur in the future, could adversely affect our business and financial results.
In November 2022, PMI entered into a Term Loan which provides for $75.0 million in debt financing that matures in November 2026. In November 2024, we entered into an amendment to the Term Loan which requires us to make quarterly $2.5 million principal repayments.
Our ability to make payments on the Term Loan, to repay the Term Loan when due, and to fund our business, operations and significant planned capital expenditures will depend on our ability to pay with available cash or generate cash in the future. Repayment of the Term Loan, and any additional indebtedness we may incur in the future, could require us to divert funds identified for other purposes to service the Term Loan. If we cannot generate sufficient cash flow from our operations to service the Term Loan, we may need to further amend the Term Loan, refinance the Term Loan, dispose of assets, or issue additional equity to obtain the necessary funds. If required to do so, we may be unable to take any of these actions on a timely basis, on terms satisfactory to us or at all.

In addition, the Term Loan contains financial covenants, including a minimum tangible net worth covenant, minimum net liquidity covenant, maximum leverage ratio, and minimum asset coverage ratio, together with other customary affirmative and negative covenants and events of default. The obligations under the Term Loan are also secured by assets of PMI and certain of its subsidiaries. Maintaining compliance with these covenants may require us to further amend the Term Loan, divert funds intended for other uses and limit our flexibility to take certain actions.
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
In April 2017, we became aware of an error in the annualized net return and seasoned annualized net return numbers displayed to Note investors, which resulted from errors in the code forming part of our calculation framework. On average, the error resulted in Note investors being shown annualized net return information that was approximately 260 basis points higher than the actual performance of Notes in their accounts. The error did not affect any other part of Note investors’ accounts, nor did it affect any other aspects of the platform, including the receipt and distribution of loan payments, deposits, monthly statements or tax documentation, or the Note and loan level information provided to investors. Following an SEC investigation, we entered into a settlement with the SEC to resolve the matter on April 19, 2019. Under the settlement, the SEC alleged a negligence-based violation of Section 17(a)(2) of the Securities Act and ordered PFL to cease and desist from any future violations of that provision. PFL neither admitted nor denied any wrongdoing, and paid a civil monetary penalty of $3.0 million in full on April 24, 2019.
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
Arrangements for back-up servicing of the Borrower Loans are limited. If PMI fails to maintain operations or the Administration Agreement is rejected or terminated (in bankruptcy or otherwise), investors may experience a delay and increased cost in respect of their expected principal and interest payments on Notes, and PFL may be unable to collect and process repayments from borrowers.
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
A relatively small number of investors provide the funding for a large percentage of all Borrower Loans originated through our marketplace. In the year ended December 31, 2024, the largest party purchased a total of 23.7% of the Borrower Loans originated through our marketplace. If these investors cease or significantly decrease their investment in Borrower Loans through our personal loan marketplace and PFL is unable to attract sufficient investor purchase commitments from new and existing investors, then our business and results of operations may be adversely affected.
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
The Credit Card product is complex and requires us to allocate significant resources to support the product.
The Credit Card product was launched in December 2021. The continued operation of the Credit Card product requires us to allocate significant resources, including in servicing and collections devoted to the Credit Card product. Our Credit Card product also faces intense competition from other new market entrants or business expansion from established companies which may have more experience and resources operating a comparable product. There is no guarantee that we will generate sufficient revenue to recoup the continued investment of resources into the operation of the Credit Card product, and the operation of the Credit Card product may also divert management’s time and effort from other initiatives.
Our Credit Card product has a limited performance history and, as we are responsible for verified fraud losses and most straight chargeoffs across the portfolio and for credit losses on accounts allocated to us, any failure to accurately capture credit and market risks could have a negative impact on our business, operating results and financial condition.
Our Credit Card product was launched in December 2021 and has a limited performance history. The performance of the Credit Card product is also significantly dependent on the ability of the application process and credit risk models we use for the Credit Card product to prevent fraud, evaluate an applicant’s credit profile and determine the likelihood of default. There is no assurance that our Credit Card application process and credit risk models can accurately verify Credit Card applicants and predict repayment and loss profiles. Pursuant to our program agreement with Coastal, we are responsible for verified fraud losses and most straight charge-offs across the entire Credit Card portfolio and for credit losses for approximately 95% of the Credit Card accounts. If our application process and risk models do not accurately prevent fraud or reflect credit risk on the Credit Card product, greater than expected losses may result and our business, operating results and financial condition could be materially and adversely affected. For more information about credit losses for the Credit Card portfolio during the year ended December 31, 2024, please see Note 5, Credit Card, of the consolidated financial statements.

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

PFL’s reliance on PMI or other third-party service providers, lack of employees, and capitalization levels could make it difficult to operate at a sustainable level.
PFL was formed in 2012 as a limited purpose vehicle. Under the Administration Agreement, PFL receives a license fee from PMI for granting PMI a non-exclusive, worldwide license to access and use our marketplace. In addition, PFL earns servicing fees in relation to the servicing of the Borrower Loans and Notes that it retains from collections on the Borrower Loans. PFL believes this fee income is sufficient to cover its reasonably anticipated obligations. While PFL believes that it is adequately capitalized to meet its foreseeable obligations, and that its fee income is sufficient to meet its ongoing operating costs, its financial resources are limited and could prove to be insufficient. In addition, PFL has no employees and relies on PMI, as servicer, or other third-party service providers, to perform most of its day-to-day operations. The lack of PFL’s own employees, and capitalization that is less than that of PMI could make it difficult for PFL to operate at a level that will be sustainable. Absent the services to be provided to PFL by PMI pursuant to the Administration Agreement, PFL's risk management process, ability to predict loss rates and the general operation of our marketplace would have a smaller margin for error than does PMI.
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
As with any entity with a significant Internet presence, we and certain third party vendors occasionally have experienced cyber-attacks, breaches of our and their systems and other similar incidents, which to-date have not had a material effect on our business, operations or reputation. Future attacks are likely to occur. Our marketplace stores PFL’s investors’ and borrowers’ bank information and other personally identifiable sensitive data. Any accidental or willful security breaches or other unauthorized access could cause users’ secure information to be stolen and used for criminal purposes. Security breaches or unauthorized access to secure information could also expose us to liability related to the loss of the information, time-consuming and expensive litigation and negative publicity. If security measures are breached because of third-party action, employee or contractor error, malfeasance, faulty password management or otherwise, or if design flaws in the relevant software are exposed and exploited, and, as a result, a third party or disaffected employee obtains unauthorized access to any investors’ or borrowers’ data, PFL’s relationships with its users could be severely damaged, and PFL (or PMI) could incur significant liability. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until they are launched against a target, we and PMI’s third-party service providers may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, many states have enacted laws requiring companies to notify individuals of data security breaches involving their personal data. These mandatory disclosures regarding a security breach are costly to implement and often lead to widespread negative publicity, which may cause our users to lose confidence in the effectiveness of PFL’s and PMI’s data security measures. Further, the CCPA, which was enacted in California, affords individuals in the state affected by data breaches a private right of action against companies that have allegedly been the target of such breaches due to a failure to implement and maintain appropriate cybersecurity policies and procedures. Any security breach, whether actual or perceived, would harm our reputations, and we could lose users.
We use industry standard technologies to maintain secure remote work protocols and protect sensitive data within our control, and we require employees to undergo background checks prior to being hired and complete security awareness training at regular intervals. However, we are necessarily limited in our ability to control or ensure the security of networks that employees use to work remotely.
Any significant disruption in service in our marketplace or in PMI’s computer systems could adversely affect PMI’s ability to perform its obligations under the Administration Agreement.
PMI's ability to perform its obligations under the Administration Agreement could be materially and adversely affected by events outside of its control. The satisfactory performance, reliability and availability of PMI's technology and its underlying network infrastructure are important to our respective operations, level of customer service, reputation and ability to attract new users and retain existing users. PMI's loan platform and internal systems are hosted in Google Cloud Platform (“GCP”). GCP does not guarantee that access to our marketplace or to PMI's internal systems will be uninterrupted, error-free or secure. The operation of our marketplace and PMI's operation of its own systems depends on our GCP's ability to protect their infrastructure against damage or interruption from natural disasters, power or telecommunications failures, service outages, hardware/software failures, network disruptions, cyber-attacks, and similar events. If our cloud service agreement with Google were terminated, or if there were significant service disruptions within the GCP environment, PMI could experience interruptions in providing its services under the Administration Agreement, PFL could experience interruptions in the operations of our marketplace, and both could experience delays and additional expense in arranging alternative cloud infrastructure. Any interruptions or delays in PMI’s performance of its services or in the functioning of and accessibility of our marketplace, whether as a result of GCP service issues, PMI's configuration errors, natural disasters or security breaches,, whether accidental or willful, could harm PFL’s relationships with users and its reputation. Additionally, in the event of damage or interruption, PMI's insurance policies may not be sufficient for PMI to adequately compensate PFL for any losses that it may incur. PMI's disaster recovery plan has not been tested under actual disaster conditions, and PMI may not have sufficient capacity to recover all data and services in the event of an outage at one or more hosting facilities. These factors could prevent PMI from processing or posting payments on the Borrower Loans or the Notes, damage PFL's brand and reputation, divert the attention of PMI's employees, reduce PFL's revenue, subject PMI or PFL to liability and cause users to abandon our marketplace, any of which could adversely affect our respective businesses, financial condition and results of operations.
Our marketplace may be vulnerable to malware, third-party software vulnerabilities, and similar disruptions.
Our marketplace may be vulnerable to malware, third-party software vulnerabilities, and similar disruptions. If a hacker were able to infiltrate our marketplace, users would be subject to the increased risk of fraud or borrower identity theft and may experience losses on, or delays in the recoupment of amounts owed on, a fraudulently induced purchase of a Note. Additionally, if a hacker were able to access our secure files, they might be able to gain access to users’ personal information. While we have taken steps to prevent such activity from affecting our marketplace, if we are unable to prevent such activity, the value of investors’ investment in the Notes could be adversely affected.
The development and use of artificial intelligence technology presents risks and challenges that may adversely impact our business.
We or our third-party vendors may develop or incorporate AI technology in certain business processes, services, or products. The development and use of AI presents a number of risks and challenges. AI tools, particularly generative AI tools, may produce outputs or take action that is incorrect and results in the release of private, confidential, or proprietary information, that infringes on the intellectual property rights of others, or that is otherwise harmful. The limited transparency of outputs generated by AI technology increases the challenges associated with assessing the proper operation of AI tools, understanding and monitoring the capabilities of AI technology, reducing erroneous outputs, and complying with applicable regulations. We may also rely on AI technology developed by third parties in areas such as software code, customer support, or in the generation of content, and, to that extent, would be dependent in part on the manner in which those third parties develop and train their models, including risks arising from the inclusion of any unauthorized material in the training data for their models and the effectiveness of the steps these third parties have taken to limit the risks associated with the output of their models, matters over which we may have limited visibility.

The legal and regulatory environment relating to AI is uncertain and rapidly evolving and includes regulatory schemes targeted specifically at AI as well as provisions in intellectual property, privacy, consumer protection, employment, and other laws applicable to the use of AI. There is also a significant amount of proposed legislation at the state and federal levels addressing the use and development of AI. These laws and regulations could require changes in our implementation of AI technology and increase our compliance costs and the risk of non-compliance. While we have policies governing the use of generative AI by our employees and a process for approving vendors that use AI technology, there is no guarantee that such policies will protect us from potential liability relating to our adoption or use of AI technologies and vendors that use AI technology. Any of these risks could expose us to liability or adverse legal or regulatory consequences and harm our reputation and the public perception of our business or the effectiveness of our security measures.
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
PMI may enter into acquisitions of businesses, technologies and products intended to complement its existing business, solutions, services and technologies. PMI cannot provide assurance that the acquisitions it has made or will make in the future will provide it with the benefits or achieve the results anticipated in entering into the transaction. Acquisitions are typically accompanied by a number of risks, including: difficulties assimilating and retaining the management and other personnel, culture and operations of the acquired businesses; potential disruption of ongoing business and distraction of management; difficulties in maintaining acceptable standards, controls, procedures and policies, including integrating financial reporting and operating systems, particularly with respect to foreign and/or public subsidiaries; potential loss of existing or acquired strategic operating partners, users and customers following an acquisition; difficulties in integrating acquired technologies and products into our solutions and services; and unexpected costs and expenses resulting from the acquisition, and potential unknown liabilities associated with acquired businesses.
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
Events beyond our control, such as an economic downturn, public health emergencies, international conflicts, natural disasters, or other catastrophic events, may damage our ability to continue operations without disruptions, including our ability to attract new borrowers and investors, retain existing investors, as well as the ability of existing borrowers to repay their loans. If such events continued for an extended period of time and PFL is unable to attract sufficient investor purchase commitments from new and existing investors, our business and results of operations may be materially adversely affected.

Our business is subject to the risk that external events, such as economic downturns, public health emergencies, natural disasters, or other catastrophic events, could disrupt our day-to-day operations and impair the activities of borrowers and investors on our marketplace. Unforeseen events, or the prospect of such events, including acts of war, terrorism and other international conflicts, public health issues including health epidemics or pandemics, and natural disasters such as fires, hurricanes, earthquakes, tornados or other adverse weather and climate conditions, whether occurring in the United States or elsewhere, could disrupt our operations, disrupt the operations of our vendors or result in political or economic instability. These events could reduce demand for our products or make it difficult or impossible to receive services from our vendors. Any such disruption could also damage our reputation, which would further lower investor or borrower demand for our products. We could also be subject to claims or litigation with respect to losses caused by such disruptions. Our property and business interruption insurance may not cover a particular event at all or be sufficient to fully cover our losses.
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
Increasing interest rates could materially and adversely impact our personal loan marketplace, our Credit Card program, and our investments in Borrower Loans.
Various economic factors resulted in a significant increase in interest rates in 2022 that have continued through 2024. Such an increase has had and could have a negative impact on our personal loan marketplace by decreasing the ability of borrowers to repay their current loan obligations on Borrower Loans, decreasing the ability of borrowers under our Credit Card program to repay the obligations on their Credit Card, and reducing Borrower Loan origination volume. Borrowers may also be more likely to incur additional unsecured or secured debt in an effort to mitigate the effects of the increase in interest rates, which may further reduce their likelihood of repaying Borrower Loans. The increase in interest rates has and could continue to reduce investor demand for Borrower Loans, as investors may have less capital to invest in Borrower Loans and may seek alternative investment options. Although we have adjusted our pricing to account for the increase in the cost of funds and increased credit risk and may continue to do so in the future, we may not be able to fully offset higher costs through rate increases, which may affect the ability of our investors to generate the risk adjusted returns expected for their investment.
See “Quantitative and Qualitative Disclosures about Market Risk” for more information regarding the potential impact of the various market risks on our business.
RISKS RELATED TO COMPLIANCE AND REGULATION
We must comply with regulatory regimes applicable to consumer credit transactions as well as with regulatory regimes applicable to securities transactions. Certain state laws generally regulate interest rates and other charges and require certain disclosures, and also require licensing for certain activities. In addition, other state laws, public policy and general principles of equity relating to the protection of consumers, unfair, deceptive, or abusive acts and practices, and debt collection practices may apply to the origination, servicing and collection of Borrower Loans in our marketplace and credit card receivables. We are also subject to other laws, such as:
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
•the federal Fair Credit Reporting Act and Regulation V, which regulate the use, reporting and disclosure of information related to each applicant’s credit history;
•the federal Fair Debt Collection Practices Act and Regulation F, which regulate debt collection practices by “debt collectors” and prohibit debt collectors from engaging in certain practices in collecting, and attempting to collect, outstanding personal loans;

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
•state consumer privacy and data protection laws, including the California Consumer Privacy Act and Oregon Consumer Privacy Act, which provides consumers in these states with extensive rights to know about the use, to request deletion and correction, and to opt out of the sale of their personal information by certain businesses, and which obligates such businesses to notify consumers of their data collection practices and to implement procedures for addressing consumer requests regarding their personal data;
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
Recent U.S. Supreme Court rulings and changes in the U.S. legislative and executive branches may result in changes to regulatory policies that may impact our business and operations.
Several significant administrative law cases were decided by the U.S. Supreme Court in 2024, most notably Loper Bright Enterprises v. Raimondo. In Loper Bright, the U.S. Supreme Court held that the U.S. Administrative Procedure Act requires that courts exercise their independent judgment when deciding whether a federal agency has acted within its statutory authority and are not required to defer to an agency interpretation solely because a statute is ambiguous. These decisions may result in additional legal challenges to regulations and guidance issued by federal regulatory agencies on which we rely. In addition, the recent changes in U.S. legislative and executive branches could lead to potentially significant changes to the existence, priorities, scope, practices and/or staffing levels of various regulatory agencies. For example, in February 2025, the Trump administration directed the CFPB to, among other things, suspend rule implementations and cease supervisory activities.
Changes to the federal and state legal and regulatory regimes, such as through amendments to laws and regulations, legal challenges to new and existing agency regulations and interpretations, imposition of supervisory action, or shifts in governmental or regulatory policies, practices or priorities may have a material adverse impact on the products and services we can offer, our operations, the cost to conduct business, and our results of operations. We may also become subject to different and potentially conflicting requirements and expectations in the jurisdictions in which we operate or that may attempt to exercise jurisdiction over us, which may have an adverse effect on our business and results of operations.
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
There continues to be uncertainty as to how the CFPB's strategies and priorities, including in both its examination and enforcement processes, will impact our businesses and our results of operations going forward. Actions by the CFPB could result in requirements to alter or cease offering affected loan products and services, making them less attractive and restricting our ability to offer them. In February 2025, the CFPB issued orders to suspend operations and cease activity including, among other things, supervision and examination activity and litigation proceedings. These orders have been challenged in several lawsuits. There is uncertainty as to the possible impact of the CFPB orders, the various lawsuits challenging those orders, and the new enforcement priorities of the CFPB.
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
Where applicable, we seek to comply with state lending, servicing and similar statutes, and we continually evaluate our licensing needs. In U.S. jurisdictions with licensing or other requirements that we believe may be applicable to our marketplace, we have obtained necessary licenses or comply with the relevant requirements. Nevertheless, if we are found to not comply with applicable laws or fail to meet financial or other state licensing requirements, we could lose one or more of our licenses or face other sanctions, which may have an adverse effect on our ability to continue to facilitate the origination of Borrower Loans through our marketplace, and on our ability to perform servicing obligations or make our marketplace available to borrowers in particular states, which may impair investors' ability to receive the payments of principal and interest on the Notes that they expect to receive.

If our marketplace were found to violate a state's usury laws, we may have to alter our business model and our business could be harmed.
If our marketplace were found to violate a state's usury laws, we may have to alter our business model and our business could be harmed. The interest rates that are charged to borrowers and that form the basis of payments to investors through our marketplace are based upon the ability under federal law of the issuing bank that originates the loan to export the interest rates of the state where it is located and on our ability to assist the bank in arranging such loans. WebBank, the bank that issues personal loans through our marketplace, exports the interest rates of Utah, which allows parties to generally agree by contract to any interest rate. As of December 31, 2024, the Borrower Loans carried interest rates that range from 6.00% to 33.00%, which equate to an effective interest rate for Note investors that range from 5.00% to 32.00%. Some states where borrowers are located, including Utah, have no statutory interest rate limitations on personal loans, while other jurisdictions have a maximum rate less than the current maximum rate offered by WebBank through our marketplace. If a borrower were to successfully bring claims against us for state usury or other state law violations, we could be subject to fines and penalties. Further, if the current structure under which WebBank makes personal loans through our marketplace were successfully challenged, we may have to substantially modify our business operations and may be required to maintain state-specific licenses and only provide a limited range of interest rates for Borrower Loans, all of which may substantially reduce our operating efficiency and attractiveness to investors and possibly result in a decline in our operating results. Recent litigation has successfully challenged lending arrangements in which banks or other exempt entities make loans and sell those loans to a third party charged with servicing the loans.
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

RISKS RELATED TO BORROWER LOANS ON THE PERSONAL LOAN MARKETPLACE
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
Since it was first implemented in July 2011 through December 31, 2024, the Recurring Investment (formerly known as Auto Quick Invest) tool has experienced programming errors that affected 8,630 Notes and PMI Notes out of the 14,031,060 Notes and PMI Notes purchased. The Auto Invest tool was first implemented on June 2, 2016. Since such time through December 31, 2024, the Auto Invest tool has experienced programming errors that affected 2 Notes out of the 20,672,889 Notes purchased.
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
As of December 31, 2024, 188 Borrower Loans, with a total outstanding balance of $1.7 million are subject to the SCRA.
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
RISKS RELATED TO INVESTING IN NOTES ON THE PERSONAL LOAN MARKETPLACE
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
During the year ended December 31, 2024, we purchased $0.2 million in Notes for investment.
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
Risks from Cybersecurity Threats
For a description of the cybersecurity risks which could materially affect Prosper’s business strategy, results of operations, or financial condition, please refer to the following: (i) “Risk Factors—If the security of PFL's investors' and borrowers' confidential information stored in our systems is breached or otherwise subjected to unauthorized access, users' secure information may be stolen, our reputations may be harmed, and we may be exposed to liability,”; (ii) “Risk Factors—Any significant disruption in service in our marketplace or in PMI’s computer systems could adversely affect PMI’s ability to perform its obligations under the Administration Agreement,”; and (iii) “Risk Factors—Our marketplace may be vulnerable to malware, third-party software vulnerabilities, and similar disruptions.” We and certain third party vendors occasionally have experienced cyber-attacks, breaches of our and their systems and other similar incidents, which to-date have not had a material effect on Prosper’s business strategy, results of operations, or financial condition.
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
The Board is informed of cybersecurity risks by our Chief Executive Officer (“CEO”) and General Counsel (“GC”), who are kept updated on an ongoing basis of cybersecurity risks through our Chief Technology Officer (“CTO”) and Head of Information Security (the “InfoSec Director”). Our InfoSec Director also prepares a quarterly update for each Board meeting that updates the Board of any information security and cybersecurity risks and threats to our systems. The InfoSec Director also met with the Board directly for training focused exclusively on our cybersecurity and information security program and risks starting in 2024 and expects to continue to provide such training in the future.
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

ITEM 2. PROPERTIES
Our corporate headquarters, including our principal administrative, marketing, technical support and engineering functions, is located in San Francisco, California, where we lease approximately 35,200 square feet of office space under a lease that will expire May 31, 2028. We have also entered into leases for approximately 44,500 square feet of office space located in Arizona and Utah. We believe that our facilities are adequate to meet our current needs and that suitable additional alternative spaces will be available in the future on commercially reasonable terms.
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
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information; Holders of Record
There is no established public trading market for PMI's or PFL's common equity. As of December 31, 2024, there were approximately 479 holders of record of PMI’s common stock. As of December 31, 2024, PMI owns 100% of PFL's membership interests.
Dividend Policy
PMI has not paid cash dividends since inception and does not anticipate paying cash dividends in the foreseeable future.
Securities Authorized for Issuance Under Equity Compensation Plans
See Item 12 in Part III of this Annual Report for information about securities authorized for issuance under our equity compensation plans.
Recent Sales of Unregistered Securities
For the year ended December 31, 2024, PMI issued 540,055 shares of common stock upon the exercise of stock options at a weighted-average exercise price per share of $0.03. For the year ended December 31, 2023, PMI issued 2,637,479 shares of common stock upon the exercise of stock options at a weighted-average exercise price per share of $0.04. These securities were sold in reliance on the exemption from the registration requirements of the Securities Act set forth in Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder relative to sales by an issuer not involving a public offering.
Issuer Purchases of Equity Securities
For the year ended December 31, 2024, we did not repurchase any common or preferred stock.
ITEM 6. [Reserved]
Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis of financial condition and results of operations, or MD&A, contains forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” in this Annual Report on Form 10-K for a discussion of the uncertainties, risks and assumptions associated with these statements. This discussion should be read in conjunction with historical financial statements and related notes thereto and the other disclosures contained elsewhere in this Annual Report on Form 10-K. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those included in the “Risk Factors” section and elsewhere in this Annual Report on Form 10-K. This section of this Form 10-K generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. For discussions related to 2022 items and year-to-year comparisons between 2023 and 2022, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K for the year ended December 31, 2023.
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
For the year ended December 31, 2024, our marketplace facilitated $2.2 billion in Borrower Loan originations, of which $2.1 billion were funded through our Whole Loan Channel, representing 92% of the total Borrower Loans originated through our marketplace during this period. For the quarter ended December 31, 2024, our marketplace facilitated $615.0 million in Borrower Loan originations, of which $571.0 million were originated through our Whole Loan Channel, representing 93% of the total Borrower Loans originated through our marketplace during this period. From inception through December 31, 2024 our marketplace has facilitated $27.9 billion in Borrower Loan originations, of which $25.1 billion were funded through our Whole Loan Channel, representing 90% of the total Borrower Loans originated through our marketplace during this period.
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

Key Operating and Financial Metrics (in thousands)
The following table displays our key operating and financial metrics for the years ended December 31, 2024, 2023 and 2022:

	Years Ended December 31,
	2024	2023	2022
Personal Loan Originations	$2,243,346	$2,164,079	$3,340,433
Transaction Fees, Net	$193,588	$127,838	$162,742
Personal Loan Serviced Portfolio (1)	$3,805,480	$3,831,896	$4,013,612
Whole Loans Outstanding (1)	$3,508,181	$3,491,788	$3,680,855
Prosper Credit Card Portfolio (1) (2)	$394,416	$286,284	$113,917
Servicing Fees, Net	$23,026	$15,364	$15,113
Total Net Revenues	$173,355	$137,700	$199,881
Net (Loss) Income	$(54,079)	$(106,462)	$70,582
Adjusted Net Revenue (3)	$175,474	$142,209	$207,129
Adjusted EBITDA (3)	$17,061	$(30,628)	$(1,808)
(1) Unpaid principal balance as of December 31
(2) Total of Prosper Allocations, Coastal Allocations and securitized PMCC 2024-1 Credit Card receivables
(3) Adjusted Net Revenue and Adjusted EBITDA are non-GAAP financial measures. For more information regarding these measures and the reconciliation to Total Net Revenue and Net (Loss) Income, respectively, the most comparable US GAAP measures, see “Non-GAAP Financial Measures.”

Personal Loan Originations
From inception of the Company through December 31, 2024, a total of 2,205,677 Borrower Loans, totaling $27.9 billion, were originated through our marketplace.
For the year ended December 31, 2024, 148,518 Borrower Loans totaling $2.2 billion were originated through our marketplace, as compared to 157,840 Borrower Loans totaling $2.2 billion originated in 2023, which represented a unit decrease of 6% and a dollar increase of 4%. This dollar increase was primarily due to increased third-party investor demand, as well as an increase in the average loan size during this time.
Personal loan origination volume by Prosper Rating was as follows for the periods presented (in millions, except percentages):

	Year Ended December 31,
	2024		2023		2022
	Amount	%	Amount	%	Amount	%
AA	$298.3	13%	$288.8	13%	$460.3	14%
A	374.2	17%	293.8	14%	507.0	15%
B	479.7	22%	563.0	26%	601.3	18%
C	223.3	10%	304.1	14%	410.0	12%
D	212.3	9%	227.6	11%	300.2	9%
E	318.6	14%	268.7	12%	338.3	10%
HR	13.1	1%	21.7	1%	29.4	1%
Other (1)	323.8	14%	196.4	9%	693.9	21%
Total	$2,243.3	100%	$2,164.1	100%	$3,340.4	100%
(1) Represents personal loans funded through the Prosper platform via the Whole Loan Channel but not assigned Prosper Ratings.
For the year ended December 31, 2024, compared to 2023, the total and mix of personal loan originations on the Prosper platform reflects decreased originations for loans rated B, C, and D, offset by increased originations for loans rated AA, A, and E along with personal loans not assigned Prosper ratings. Beginning in the third quarter of 2024, the Prosper platform ceased originations for loans rated HR given limited investor demand for this rating. These loans not assigned Prosper ratings are sold only to institutional investors based on specific underwriting criteria and custom risk models developed by those investors.

Personal Loan Serviced Portfolio and Whole Loans Outstanding
Our personal loan serviced portfolio consists of all Borrower Loans that we service both through the Note and Whole Loan Channels. Borrower Loans funded through the Whole Loan Channels include loans that we hold in consolidated trusts, as well as those sold to third parties. Our personal loan serviced portfolio decreased $26.4 million, or 1%, from December 31, 2023 to December 31, 2024. This decrease is primarily due to a reduction in personal loans purchased through our two consolidated warehouse trusts, which we terminated in the fourth quarter of 2023 and the first quarter of 2024, respectively, as well as a decrease in the balance of loans originated through our Note channel, partially offset by the year-over-year increase in originations discussed above.
The outstanding balance of Borrower Loans sold through our Whole Loan Channel serves as a primary driver of our Servicing Assets. Whole loans outstanding increased $16.4 million, or less than 1%, from December 31, 2023 to December 31, 2024 due primarily to the year-over-year increase in originations discussed above.
Prosper Credit Card Portfolio
The Credit Card portfolio consists of the outstanding principal of all Prosper-branded Credit Cards originated through our partnership with Coastal Community Bank (“Coastal”). From December 31, 2023 to December 31, 2024, the principal balance of the Credit Card portfolio increased $108.1 million, or 38%, due to increases in active Credit Cards and cardholder spend during this time.
In November 2024, the Company completed its first securitization of Credit Card receivables from the Prosper Credit Card portfolio, which is more fully described in Notes 5 and 7 of the accompanying consolidated financial statements.
Net (Loss) Income
See the section titled “Results of Operations” below, for the discussion on significant changes in Net (Loss) Income year-over-year.
Results of Operations
Overview
The following table summarizes our net (loss) income for the years ended December 31, 2024, 2023 and 2022 (in thousands, except percentage):

	Years Ended December 31,
	2024	2023	Change	% Change	2023	2022	Change	% Change
Total Net Revenues	$173,355	$137,700	$35,655	26%	$137,700	$199,881	$(62,181)	(31)%
Total Expenses	227,318	244,084	(16,766)	(7)%	244,084	129,004	115,080	89%
Net (Loss) Income Before Income Taxes	(53,963)	(106,384)	52,421	49%	(106,384)	70,877	(177,261)	n/m
Income Tax Expense	(116)	(78)	(38)	49%	(78)	(295)	217	(74)%
Net (Loss) Income	$(54,079)	$(106,462)	$52,383	49%	$(106,462)	$70,582	$(177,044)	n/m
n/m: not meaningful
Total Net Revenues for the year ended December 31, 2024, increased $35.7 million, or 26%, as compared to the year ended December 31, 2023. The increase was largely attributable to a $65.8 million increase in Transaction Fees, Net, due to a revised WebBank transaction fee schedule starting in the fourth quarter of 2023 and further modified in June 2024, as well as the higher personal loan origination volume (in dollars) during this time, as discussed above. There was also a $7.7 million increase in Servicing Fees, Net due primarily to changes in the fair value of the Credit Card servicing obligation, resulting largely from (a) a change in estimate applied in 2024 related to the discount rate applied to the cash flows associated with that obligation, as well as (b) the securitization of approximately 25% of the unpaid principal of Credit Card receivables in November 2024, as no servicing obligation is recognized on those consolidated receivables. Additionally, Change in Fair Value of Financial Instruments contributed a $1.2 million increase to total Net Revenues, primarily due to an increase in the fair value of our consolidated warehouse and securitization loans due to lower interest rates and reduced delinquencies and charge-offs, partially offset by reduced fair value gains and increased charge-offs within our Credit Card portfolio. These increases were partially offset by a $32.9 million decrease from Loss on Sale of Borrower Loans, due primarily to additional incentives provided to whole loan investors during this time. Finally, there was a $7.7 million decrease in Total Interest Income (Expense), Net, due primarily to a decrease in the average outstanding principal balance of loans held in consolidated warehouse and securitization trusts.

Total expenses for the year ended December 31, 2024, decreased $16.8 million, or 7%, as compared to the year ended December 31, 2023, which is primarily due to a combined $14.0 million decrease in Origination and Servicing expenses, Sales and Marketing expenses and General and Administrative expenses, primarily due to reduced compensation and marketing costs. The majority of the remaining decrease is attributable to the Change in Fair Value of Convertible Preferred Stock Warrants, which is in turn driven by changes in the fair value of the underlying Convertible Preferred Stock. Specifically, the loss for the year ended December 31, 2024 totals $46.2 million, which compares to a loss of $48.7 million for 2023, a change of $2.5 million. Accordingly, the net loss for the year ended December 31, 2024 decreased $52.4 million when compared to the net loss for the year ended December 31, 2023.
Revenues
The following table summarizes our revenues for the years ended December 31, 2024, 2023 and 2022 (in thousands, except percentages):

	Years Ended December 31,
	2024	2023	Change	% Change	2023	2022	Change	% Change
Operating Revenues:
Transaction Fees, Net	$193,588	$127,838	$65,750	51%	$127,838	$162,742	$(34,904)	(21)%
Servicing Fees, Net	23,026	15,364	7,662	50%	15,364	15,113	251	2%
Loss on Sale of Borrower Loans	(45,316)	(12,380)	(32,936)	(266)%	(12,380)	(1,039)	(11,341)	n/m
Other Revenues	7,773	6,108	1,665	27%	6,108	6,452	(344)	(5)%
Total Operating Revenues	179,071	136,930	42,141	31%	136,930	183,268	(46,338)	(25)%

Interest Income (Expense):
Interest Income on Financial Instruments	89,849	115,663	(25,814)	(22)%	115,663	86,350	29,313	34%
Interest Expense on Financial Instruments	(73,826)	(91,983)	18,157	(20)%	(91,983)	(60,025)	(31,958)	53%
Total Interest Income, Net	16,023	23,680	(7,657)	(32)%	23,680	26,325	(2,645)	(10)%
Change in Fair Value of Financial Instruments	(21,739)	(22,910)	1,171	5%	(22,910)	(9,712)	(13,198)	(136)%
Total Net Revenues	$173,355	$137,700	$35,655	26%	$137,700	$199,881	$(62,181)	(31)%
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
We also earn various program fees from our Credit Card product, such as interchange fees, annual fees and late fees, and broker fees from our Home Equity products, all of which are recorded within Transaction Fees, Net.
Transaction Fees increased by $65.8 million, or 51%, for the year ended December 31, 2024, as compared to 2023. This increase is primarily due to the revisions to the WebBank transaction fee schedule starting in October 2023, which were then further modified in June 2024. Under the revised WebBank transaction fee schedule, transaction fees now range from 1.00% to 9.99%, depending on the term and credit grade of the Borrower Loan, as compared to 1.0% to 5.0% under the previous schedule prior to October 2023. Transaction fees above 5.0% are refundable on a pro-rated basis upon the full prepayment of the related Borrower Loan prior to maturity under Utah law, where WebBank is domiciled, and thus the impact of these increased transaction fees is reduced by the expected refunds. In addition to the impact from the change in the transaction fee schedule, the increased 2024 personal loan origination volume discussed above drove a portion of the increase in Transaction Fees, Net. There was also a positive impact from continued growth in our Credit Card product, as we recognized approximately $24.1 million in program fees under our Credit Card product in 2024, as compared to $18.1 million in 2023.

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
In addition, we are contractually obligated to service the entire portfolio under our Credit Card product. Our banking partner, Coastal, pays us a servicing fee of 1.0% per annum of the daily outstanding principal balance of all cards designated as Coastal allocations. These allocations represented approximately 10% of the portfolio through March 31, 2024, but were reduced to 5% starting April 1, 2024 as a result of an amendment to the Program Agreement executed in March 2024. To the extent these contractual fees are less than the market servicing rate that would be required by a market participant to service the portfolio, a servicing obligation is recorded. We do not recognize a servicing asset or obligation related to any Credit Card receivables that are effectively consolidated on our balance sheet through the PMCC 2024-1 securitization transaction discussed in Note 5 of the accompanying consolidated financial statements. Changes to the net Credit Card servicing obligation are included in Servicing Fees, Net.
For the year ended December 31, 2024, Servicing Fees, Net increased $7.7 million, or 50%, as compared to 2023, primarily as a result of a $6.8 million increase from changes in the fair value of the Credit Card servicing obligation. Approximately $2.8 million of this increase is attributable to the derecognition of servicing obligations for Credit Card receivables securitized through the PMCC 2024-1 transaction in November 2024. Additionally, a change in estimate related to the application of a revised discount rate to this Credit Card servicing obligation was applied in 2024, resulting in a decrease in the related liability of approximately $1.8 million as of December 31, 2024, thus increasing Servicing Fees, Net by the same amount for 2024. The remaining increase from changes in the fair value of the Credit Card servicing obligation is primarily related to an overall decrease in the growth rate of the Credit Card portfolio from 2023 to 2024, which resulted in a corresponding reduction in the rate of fair value changes. Collections fees, net of collection agency expenses, debt sale fees and loan trailing fees combined for a $0.9 million increase in Servicing Fees, Net, in 2024, primarily due to the increase in the balance of whole loans and Credit Card receivables outstanding during this time.
Loss on Sale of Borrower Loans
Loss on Sale of Borrower Loans consists of incentives provided at the time Borrower Loans are sold through the Whole Loan Channel, net of any gains recognized on those sales, primarily related to the recognition of additional Servicing Assets. Since 2022, due to market volatility and incentives offered by competitors, we have provided additional incentives to our investors. For the year ended December 31, 2024, these incentives increased $35.3 million from the prior year. Excluding the impact of these incentives, the remaining change in Loss on Sale of Borrower Loans was an increased gain of $2.4 million for the year ended December 31, 2024, as compared to 2023, primarily due to the recognition of additional Servicing Assets upon the sale of whole loans, as well as a decrease in the adequate compensation assumption used to value the Servicing Assets from 64.8 bps to 63.3 bps, starting in the third quarter of 2023.
Other Revenues
Other Revenues consists primarily of credit referral fees. Credit referral fees are earned from partner companies for the referral of customers on our platform, and accounted for the majority of the $1.7 million increase in Other Revenues for the year ended December 31, 2024 as compared to 2023.
Interest Income on Financial Instruments and Interest Expense on Financial Instruments
We recognize Interest Income on Borrower Loans, Loans Held for Sale and Receivable from Credit Card Partner (consisting of the underlying securitized Credit Card receivables) using the accrual method based on the stated interest rate to the extent we believe it to be collectible. We record interest expense on the corresponding fractional Notes, at Fair Value, Notes Issued by Securitization Trusts and Warehouse Lines based on the contractual interest rates. The interest rate on fractional Notes, at Fair Value is generally 1% lower than the interest rate on the corresponding Borrower Loans to compensate us for servicing the underlying Borrower Loans.
The decrease of $7.7 million, or 32%, in Total Interest Income (Expense) for the year ended December 31, 2024 as compared to 2023 was primarily due to a combined $10.7 million decrease in net interest income generated from (i) Loans Held for Sale, less interest expense incurred on the Warehouse Lines, and (ii) securitized Borrower Loans, less interest expense incurred on Notes Issued by Securitization Trust, during this period. This decrease is reflective of the reduced average outstanding balance of loans held in these consolidated trusts year-over-year, as well as the related decrease in the associated liabilities. There was also a combined $0.7 million decrease in net interest income generated from fractional Borrower Loans and Notes, as well as the Borrower Loans we have purchased directly, due to a decrease in the average outstanding balance of these loans during this time. These decreases were partially offset by a $3.7 million increase in net interest income generated from the Receivable from Credit Card Partner, less interest expense incurred on the related Notes Issued by Securitization Trust, following the PMCC 2024-1 securitization in November 2024.
Change in Fair Value of Financial Instruments
We record Borrower Loans, Loans Held for Sale, Notes, the Credit Card Derivative and Receivable from Credit Card Partner at fair value, and changes in the fair values of these financial instruments within Change in Fair Value of Financial Instruments on our statements of operations.
Personal Loan
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
We used Warehouse Lines to finance the purchase of Loans Held for Sale for the purpose of earning net interest income and contributing to securitization transactions. Loans Held for Sale consisted primarily of loans held in warehouse trusts. Changes in the fair value of Loans Held for Sale were not offset by changes in the fair value of Warehouse Lines because Warehouse Lines were carried at amortized cost. As discussed below and in Note 11 of the accompanying consolidated financial statements, we terminated our two existing Warehouse Lines in September 2023 and March 2024, respectively, and securitized the related Loans Held for Sale. Because of this, these loans are now classified as Borrower Loans on our consolidated balance sheets.
In September 2023 and March 2024, we sponsored and consolidated two Personal Loan securitization transactions, PMIT 2023-1 and PMIT 2024-1, respectively, with loans that were previously funded through our PWIIT and PWIT Warehouse Lines, respectively. Refer to Note 7, Securitization, of the accompanying consolidated financial statements for additional information on these securitization transactions. We expect that changes in the fair value of Borrower Loans held by PMIT 2023-1 and PMIT 2024-1 will be negative due to delinquencies and charge-offs, but they could ultimately be negative or positive due to changes in fair value assumptions, such as expected credit performance, prepayment rates and implied market discount rates. Additionally, the impact from fair value adjustments on these securitized Borrower Loans may lessen as they season and the outstanding principal balances decrease. Notes issued by PMIT 2023-1 and PMIT 2024-1 are carried at amortized cost on the accompanying consolidated balance sheets, and thus do not impact the Change in Fair Value of Financial Instruments.
We earn interest income on personal loans held in securitization trusts during the period we own or consolidate the loans, which partially offsets changes in the fair value of these loans. The following table illustrates the weighted-average composition of the loans held in consolidated securitization trusts by Prosper Rating for the periods presented, which is an indicator of their credit quality:

	Year Ended December 31,
	2024	2023
Borrower Loans - Securitization(1):
AA	26%	24%
A	28%	26%
B	23%	23%
C	12%	13%
D	5%	7%
E	5%	6%
HR	1%	1%
Total	100%	100%
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

Credit Card
The Credit Card Derivative is recorded at fair value and is primarily reflective of discounted future cash flows from certain features of our Credit Card program that were determined to meet the definition of freestanding derivatives, including interest income, program fees paid to our banking partner Coastal, credit losses and fraud losses. These cash flows are estimated based upon a set of valuation assumptions, including default and prepayment rates derived primarily from comparable companies and our own historical performance, and discount rates based on estimates of the rates of return that investors would require when investing in other financial instruments with similar characteristics. We also record the net impact of realized gains and losses under the Credit Card Derivative in Change in Fair Value of Financial Instruments.
In November 2024, we sponsored and consolidated a Credit Card securitization transaction, PMCC 2024-1, with existing Credit Card receivables that were previously accounted for through our Credit Card Derivative. See Notes 5 and 7 of the accompanying consolidated financial statements for further details on both the Credit Card Derivative and PMCC 2024-1. We fully consolidate PMCC 2024-1 as a VIE, as it has insufficient equity at risk and we determined that we were its primary beneficiary. Based on an analysis of the facts and circumstances surrounding the transaction, it was determined that the transfer of the Credit Card receivables from Coastal to PMCC 2024-1 did not meet the sales or participating interest criteria under Accounting Standards Codification (“ASC”) 860, Transfers and Servicing, and thus could not be recognized on our consolidated balance sheet. As a result, we record a secured Receivable from Credit Card Partner, which we have elected to present at fair value on our balance sheet. Receivable from Credit Card Partner is secured by and effectively mirrors the value of the underlying Credit Card receivables.
As the sole sponsor of PMCC 2024-1, we are entitled to any residual cash flows it generates, and estimate the fair value of that residual interest using a discounted cash flow analysis based upon valuation assumptions generally similar to those used to value the Credit Card Derivative, adjusted to reflect the specific characteristics of the securitized Credit Card receivables underlying the Receivable from Credit Card Partner. That residual interest fair value is then added to the securitization advance rate applied to the outstanding balance of the Credit Card receivables to calculate the estimated fair value of Receivable from Credit Card Partner. Consistent with securitized Borrower Loans, Notes issued by PMCC 2024-1 are carried at amortized cost on the accompanying consolidated balance sheet, and thus do not impact the Change in Fair Value of Financial Instruments.
For both the Credit Card Derivative and Receivable from Credit Card Partner, changes in the fair value should generally fluctuate in line with changes in the underlying portfolio and charge-off levels, but could also be impacted by changes in fair value assumptions, such as expected credit performance, prepayment rates and implied market discount rates.
Fluctuation Analysis
For the years ended December 31, 2024 and 2023, the Change in Fair Value of Financial Instruments, Net was a loss of $21.7 million and a loss of $22.9 million, respectively. The decrease in the loss for the year ended December 31, 2024 as compared to the prior year is largely driven by the impact of securitized Borrower Loans and Loans Held for Sale, due to lower estimated loss rates and an overall decrease in the average balance of loans held in consolidation warehouse and securitization trusts year-over-year, as these loans continue to amortize. For securitized Borrower Loans and Loans Held for Sale, the combined loss from changes in fair value for the year ended December 31, 2024 was $22.1 million, due to $7.5 million in gains from fair value adjustments and $29.6 million in net charge-offs. For 2023, the loss from changes in fair value was a combined $47.4 million, due to $16.3 million in losses from fair value adjustments and $31.0 million in net charge-offs.
We also held a swaption to limit our exposure to fluctuations in SOFR due to our PWIT Warehouse Line, which consisted of two classes of loans that bore interest at SOFR plus a defined spread. This swaption was terminated on March 28, 2024, upon the repayment of our PWIT Warehouse Line in conjunction with the PMIT 2024-1 securitization. The change in fair value of the swaption was immaterial for the year ended December 31, 2024 and a loss of $1.2 million for 2023, resulting in a $1.2 million increase in revenues from Change in Fair Value of Financial Instruments during this time.
For fractional Borrower Loans and Notes (as well as the population of whole loans that are owned directly by PFL), the net impact to the Change in Fair Value of Financial Instruments was a $1.9 million loss for the year ended December 31, 2024 due to the borrower payment-dependent structure described above, offset by certain timing factors related to the receipt of borrower payments. For 2023, the net impact from these fractional Borrower Loans, Notes and whole loans owned by PFL was a $0.1 million gain.

Fair value changes related to future cash flows underlying the Credit Card Derivative resulted in a gain of $1.9 million and the net impact of realized transactions was a loss of $9.1 million for the year ended December 31, 2024. This compares to the prior year, when fair value changes related to projected future cash flows were $26.1 million, while the net impact of realized transactions was a loss of $0.6 million. This decrease in 2024 is primarily reflective of increased charge-offs and estimated loss rates, as well as the reduced growth rate of the underlying Credit Card portfolio. Additionally, the Company recognized an $11.4 million reduction to the Credit Card Derivative upon the close of the PMCC 2024-1 securitization on November 1, 2024, when approximately 25% of the outstanding portfolio receivables were transferred to the securitization. These decreases were partially offset by the impact of two changes in estimate implemented in 2024. Specifically, the first of the changes related to the application of a single discount rate to all components of the Credit Card Derivative and resulted in a fair value increase of approximately $6.8 million for the year ended December 31, 2024. The second change related to the implementation of forward interest rate and attrition projections for cardholders enrolled in hardship and settlement programs that were launched in the second quarter of 2024, separate from the base cardholder population, and resulted in a fair value increase of approximately $4.5 million for the year ended December 31, 2024.
For the Receivable from Credit Card Partner, we recognized a $9.5 million gain from changes in fair value, consisting of $10.3 million in gains from projected future cash flows, less $0.9 million in charge-offs. The projected cash flow gains are inclusive of a gain of $7.5 million at the closing of the PMCC 2024-1 securitization transaction on November 1, 2024, which partially offset the reduction to the Credit Card Derivative on the same day discussed above.
The following table details the change in fair value of our financial instruments for the years ended December 31, 2024, 2023 and 2022, respectively (in thousands):

	Years Ended December 31,
	2024	2023	2022
Assets:
Borrower Loans	$(49,271)	$(48,387)	$(30,436)
Loans Held for Sale	(2,263)	(39,269)	(24,967)
Credit Card Derivative (includes gains and losses from settled transactions)	(7,247)	25,506	14,079
Receivable from Credit Card Partner	9,462	—	—
SOFR rate swaption (included in Prepaid and Other Assets)	37	(1,163)	782

Liabilities:
Notes	27,543	40,403	30,830
Total	$(21,739)	$(22,910)	$(9,712)

Expenses
The following table summarizes our expenses for the years ended December 31, 2024, 2023 and 2022 (dollar amounts in thousands):

	Years Ended December 31,
	2024	2023	$ Change	% Change	2023	2022	$ Change	% Change
Expenses:
Origination and Servicing	$47,628	$46,669	$959	2%	$46,669	$56,457	$(9,788)	(17)%
Sales and Marketing	50,638	53,585	(2,947)	(5)%	53,585	81,896	(28,311)	(35)%
General and Administrative - Research and Development	14,076	19,069	(4,993)	(26)%	19,069	20,670	(1,601)	(8)%
General and Administrative - Other	59,396	66,464	(7,068)	(11)%	66,464	62,988	3,476	6%
Change in Fair Value of Convertible Preferred Stock Warrants	46,208	48,695	(2,487)	(5)%	48,695	(84,595)	133,290	n/m
Gain on Forgiveness of PPP Loan	—	—	—	n/a	—	(8,604)	8,604	(100)%
Impairment of Right-of-Use Lease Assets	—	196	(196)	(100)%	196	—	196	n/a
Interest Expense on Term Loan	13,124	12,265	859	7%	12,265	1,527	10,738	703%
Other Income, Net	(3,752)	(2,859)	(893)	31%	(2,859)	(1,335)	(1,524)	114%
Total Expenses	$227,318	$244,084	$(16,766)	(7)%	$244,084	$129,004	$115,080	89%
n/a: not applicable
n/m: not meaningful
The following table reflects full-time employees as of December 31, 2024, 2023 and 2022 by functional area:

	December 31,
	2024	2023	2022
Origination and Servicing	97	100	166
Sales and Marketing	32	28	30
General and Administrative - Research and Development	102	97	104
General and Administrative - Other	185	179	168
Total Headcount	416	404	468
Origination and Servicing
Origination and Servicing costs consist primarily of salaries, benefits and stock-based compensation expense related to our capital markets, collections, customer support and payment processing employees and vendor costs associated with facilitating and servicing personal loans and our Credit Card product. The increase for the year ended December 31, 2024 of $1.0 million, or 2%, as compared to 2023 is primarily reflective of a $5.7 million increase in internal and third-party servicing costs associated with our Credit Card product, due to the continued growth of the underlying portfolio, and a $0.4 million increase in depreciation due to the increase in the balance of internal-use software during this time. These are partially offset by a $3.4 million decrease in Personal Loan servicing and origination costs, both internal and outsourced, as we have reduced these costs consistent with the overall decrease in Person Loan originations since 2022, as reflected in the decrease in the Personal Loan serviced portfolio discussed above. Additionally, compensation costs decreased $1.8 million, driven primarily by decreased headcount and the elimination of the corporate bonus accrual for the 2023 fiscal year.

Sales and Marketing
Sales and Marketing costs consist primarily of affiliate marketing, search engine marketing, online and offline campaigns, email marketing, public relations and direct mail marketing, as well as compensation expenses such as wages, benefits and stock-based compensation for the employees who support these activities. For the year ended December 31, 2024, the decrease of $2.9 million, or 5%, from the prior year is due to an overall reduction in marketing and advertising costs. This includes a combined decrease in digital, direct mail and email marketing spend of $3.9 million, partially offset by a $1.7 million increase in marketing partnership costs. Additionally, outsourced marketing costs decreased $0.2 million, in line with the overall decrease in marketing and advertising costs. Finally, compensation expense decreased $0.5 million, driven primarily by the elimination of the corporate bonus accrual for the 2023 fiscal year.
General and Administrative – Research and Development
General and Administrative – Research and Development costs consist primarily of salaries, benefits and stock-based compensation expense related to our engineering and product development employees, as well as related vendor costs. For the year ended December 31, 2024, the decrease of $5.0 million, or 26%, as compared to 2023, is primarily due to a $2.1 million decrease in compensation costs, driven by decreased average headcount and the elimination of the corporate bonus accrual for the 2023 fiscal year, and a $2.9 million decrease in costs related to outsourced services. These were partially offset by an increase in various software and subscription costs of $0.4 million. Finally there was an increase of $0.2 million from capitalized internal-use software and web development costs (reducing the expense). Specifically, these capitalized costs were $14.5 million and $14.3 million for the years ended December 31, 2024 and 2023, respectively.
General and Administrative – Other
General and Administrative - Other expenses consist primarily of salaries, benefits and stock-based compensation expense related to our accounting, finance, risk, legal, compliance, human resources and facilities employees, professional fees related to legal, tax, and accounting and facilities expenses. The decrease in General and Administrative – Other for the year ended December 31, 2024 of $7.1 million, or 11%, as compared to 2023 is due primarily to a $6.5 million decrease in compensation expense, driven primarily by the elimination of the corporate bonus accrual for the 2023 fiscal year, and the suspension of 401(k) matching contributions starting in 2024. Additionally, professional services costs, including accounting, tax and legal, contributed a $1.0 million decrease, and insurance, property taxes, and connectivity combined to contribute a $0.5 million decrease in General and Administrative – Other expenses for the year ended December 31, 2024, as compared to 2023. These decreases were partially offset by a $1.0 million increase in facilities and maintenance costs, primarily due to our increased usage of cloud storage to meet the demands of the growth in our operations.
Change in Fair Value of Convertible Preferred Stock Warrants
Change in Fair Value of Convertible Preferred Stock Warrants was a loss of $46.2 million and a loss of $48.7 million for the years ended December 31, 2024 and 2023, respectively, due to an increase in the fair value of the underlying Convertible Preferred Stock for those periods.
Impairment of Right-of-Use Lease Assets
We recorded a $0.2 million impairment charge for the year ended December 31, 2023 related to our operating lease right-of-use assets. This impairment was triggered by the vacancy of a portion of our leased office space and the time expected to find a new subtenant. No impairment charge was recorded for the year ended December 31, 2024.

Interest Expense on Term Loan
We incurred interest costs of $13.1 million and $12.3 million for the years ended December 31, 2024 and 2023, respectively, related to our Term Loan. Refer to Note 11 of the accompanying consolidated financial statements for further information on the Term Loan, including details on the interest rates. Interest costs on the Term Loan increased year-over-year primarily due to the increase in the amount of unpaid payment-in-kind (“PIK”) interest accrued into the outstanding principal balance during this time. In November 2024, we signed Amendment No. 2 to our Credit Agreement, which revised the Term Loan repayment schedule. Effective December 2024, we are required to make quarterly principal payments of $2.5 million and all interest will be paid in cash. These changes are expected to result in reduced Term Loan interest costs in future periods.

We allocated $0.2 million in Term Loan interest costs to Net Interest Income for the year ended December 31, 2023, as the related Term Loan proceeds were used to purchase Loans Held for Sale through our Warehouse Lines. No such amount was allocated in Term Loan interest costs to Net Interest Income for the year ended December 31, 2024.
Other Income, Net
Other Income, Net was $3.8 million for the year ended December 31, 2024 and primarily consists of interest income on cash and cash equivalents, sublease income and other miscellaneous items. The increase of $0.9 million in Other Income, Net for the year ended December 31, 2024, as compared to 2023 is primarily due to an increase in interest income driven by rising average interest rates throughout most of 2024.
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
Because of these limitations, you should consider Adjusted Net Revenue alongside other financial performance measures, including Total Net Revenue and our financial results presented in accordance with U.S. GAAP. The following table presents a reconciliation of Total Net Revenue to Adjusted Net Revenue for each of the periods indicated (in thousands):

	Years Ended December 31,
	2024	2023	2022
Total Net Revenue	$173,355	$137,700	$199,881
Impact of Interest Rates on Fair Value of Loans Held in Consolidated Trusts (1)	1,386	2,629	7,248
Accelerated Amortization of PWIT Debt Issuance Costs (2)	733	—	—
Accelerated Amortization of PWIIT Debt Issuance Costs (2)	—	1,880	—
Adjusted Net Revenue	$175,474	$142,209	$207,129
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
The major non-GAAP adjustments, and our basis for excluding them, are outlined below:
•Changes in the fair value of Convertible Preferred Stock Warrants: We exclude these fair value changes primarily because they are non-cash items and the fair value varies based on the fair value of the underlying preferred stock, varying valuation methodologies and subjective assumptions. Their inclusion makes the comparison of our current financial results to previous and future periods difficult to evaluate.
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
•Interest Expense on Term Loan: We incur interest expense on our Term Loan, which is more fully described in Note 11 of the accompanying consolidated financial statements. Proceeds from the Term Loan are used to fund the operations of the business at our discretion, within certain limitations. This may include, but is not limited to, making investments in our Credit Card product or meeting operational obligations. We exclude the Term Loan interest expense as it is based on the overall financing structure of PMI. This differs from Interest Expense on Financial Instruments (part of Total Net Revenues), as the proceeds from those instruments are used exclusively for the purposes of purchasing loans on our marketplace and Credit Card receivables through the underlying warehouse and securitization transactions.
The following table presents a reconciliation of Net (Loss) Income to Adjusted EBITDA for each of the periods indicated (in thousands):

	Years Ended December 31,
	2024	2023	2022
Net (Loss) Income	$(54,079)	$(106,462)	$70,582
Depreciation expense:
Origination and Servicing	9,200	8,774	8,132
General and Administrative – Other	1,531	2,108	2,656
Amortization of Intangible Assets	85	107	136
Stock-Based Compensation	1,616	1,575	1,326
Change in Fair Value of Convertible Preferred Stock Warrants	46,208	48,695	(84,595)
Impact of Interest Rates on Fair Value of Loans Held in Consolidated Trusts	1,386	2,629	7,248
Gain on Forgiveness of PPP Loan	—	—	(8,604)
Impairment of Long-Lived Assets	463	—	—
Impairment of Right-of-Use Lease Assets	—	196	—
Interest Income on Cash and Cash Equivalents	(3,322)	(2,473)	(511)
Interest Expense on Term Loan	13,124	12,265	1,527
Accelerated Amortization of PWIT Debt Issuance Costs	733	—	—
Accelerated Amortization of PWIIT Debt Issuance Costs	—	1,880	—
Income Tax Expense	116	78	295
Adjusted EBITDA	$17,061	$(30,628)	$(1,808)
The increase in Adjusted EBITDA for the year ended December 31, 2024, as compared to 2023, is primarily reflective of increased transaction fees driven by higher Personal Loan originations and the revised WebBank transaction fee schedule (starting in the fourth quarter of 2023 and further modified in June 2024), as well as a decrease in personnel and outsourced services costs, as we eliminated the 2023 corporate bonus accrual and reduced our spend on outside vendors, particularly with regard to Origination and Servicing. Additionally, changes in estimates implemented in 2024 related to the valuation of the Credit Card Derivative and servicing obligation increased the value of our Credit Card Derivative by a combined $11.3 million and reduced the value of our Credit Card servicing obligation by $1.8 million as of December 31, 2024, both of which directly impact Adjusted EBITDA. These increases were partially offset by increased incentives provided to whole loan investors, as described above.

Expenses on the consolidated statement of operations include the following amounts of stock-based compensation expense for the periods presented (in thousands):

	Years Ended December 31,
	2024	2023	2022
Servicing and Origination	$86	$83	$134
Sales and Marketing	446	304	118
General and Administrative	1,084	1,188	1,074
Total Stock-Based Compensation Expense	$1,616	$1,575	$1,326
Segment Net Revenues, Adjusted Net Revenue and Adjusted EBITDA
Refer to Note 21 of the accompanying consolidated financial statements for information on our segment reporting, including reconciliations of segment net revenues to segment Adjusted Net Revenue, and segment Adjusted EBITDA to Net Income (Loss) Before Income Taxes. The following table summarizes our segment net revenues, segment Adjusted Net Revenue and segment Adjusted EBITDA for the years ended December 31, 2024, 2023 and 2022 (dollar amounts in thousands).

	Years Ended December 31,
	2024	2023	Change	% Change	2023	2022	Change	% Change
Segment Net Revenues
Personal Loan	$144,319	$100,921	$43,398	43%	$100,921	$180,717	$(79,796)	(44)%
Home Equity	1,697	1,875	(178)	(9)%	1,875	2,821	(946)	(34)%
Credit Card	27,339	34,904	(7,565)	(22)%	34,904	16,343	18,561	114%
Total Net Revenues	$173,355	$137,700	$35,655	26%	$137,700	$199,881	$(62,181)	(31)%

Segment Adjusted Net Revenues
Personal Loan	$146,438	$105,430	$41,008	39%	$105,430	$187,965	$(82,535)	(44)%
Home Equity	1,697	$1,875	(178)	(9)%	$1,875	2,821	(946)	(34)%
Credit Card	27,339	$34,904	(7,565)	(22)%	$34,904	16,343	18,561	114%
Total Adjusted Net Revenues	$175,474	$142,209	$33,265	23%	$142,209	$207,129	$(64,920)	(31)%

Segment Adjusted EBITDA
Personal Loan	$19,964	$(32,027)	$51,991	n/m	$(32,027)	$9,301	$(41,328)	n/m
Home Equity	245	(2,483)	2,728	n/m	(2,483)	(2,163)	(320)	(15)%
Credit Card	(3,148)	3,882	(7,030)	n/m	3,882	(8,946)	12,828	n/m
Total Adjusted EBITDA	$17,061	$(30,628)	$47,689	n/m	$(30,628)	$(1,808)	$(28,820)	n/m
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

Comparison of 2024 and 2023
Personal Loan
Personal Loan segment net revenues increased $43.4 million, or 43%, for the year ended December 31, 2024, as compared to 2023 primarily as a result of (a) a $60.0 million increase in Transaction Fees, Net, due to the increase in Personal Loan originations during this time, as well as the revised WebBank transaction fee schedule starting in the fourth quarter of 2023 (further modified in June 2024); (b) a $24.5 million increase in net revenues from Change in Fair Value of Financial Instruments related to Borrower Loans and Loans Held for Sale, as described above, (c) a $1.6 million increase in Servicing Fees, Net, due primarily to increased collections, debt sale and loan trailing fees; and (d) a $1.4 million increase in Other Revenues, due primarily to the increase in credit referral fees from partner companies on our platform. These increases were partially offset by (e) a $32.9 million decrease from Loss on Sale of Borrower Loans, due primarily to additional incentives provided to whole loan investors, partially offset by gains from increased Personal Loan sales during this time; and (f) an $11.2 million decrease in Total Interest Income (Expense) Net, due primarily to the decrease in the average outstanding principal balance of loans held in consolidated warehouse and securitization trusts.
Segment Adjusted Net Revenue associated with the Personal Loan segment increased $41.0 million, or 39%, in 2024 compared to 2023. This is reflective of the same factors that drove the increase in net revenues discussed above, excluding the impact of (a) interest rates on the fair value of loans held in consolidated trusts, and (b) accelerated recognition of debt issuance costs upon the termination of the PWIIT and PWIT Warehouse Lines in September 2023 and March 2024, respectively. The volatile interest rate environment in 2023 resulted in a greater interest rate impact on the fair value of loans during that period.
Adjusted EBITDA associated with the Personal Loan segment increased $52.0 million in 2024 as compared to 2023. This is primarily reflective of the same factors that drove the increases in net revenues and Adjusted Net Revenue discussed above, as well as a reduction in expenses year-over-year, including personnel, outsourced services and marketing costs. In general, Personal Loan segment operating expenses have been decreasing since 2022, due to an overall decrease in Personal Loan originations and management focus on generating operating efficiencies during this time.
Home Equity
For the year ended December 31, 2024, the decrease in Home Equity segment net revenues and segment Adjusted Net Revenue of $0.2 million is reflective of lower Transaction Fees, Net, due to the decreases in originations during this time. Home Equity segment net revenues consist of broker fees from our lending partners, and Adjusted EBITDA is reflective of these net revenues, offset by operating expenses. Home Equity segment operating expenses decreased $2.9 million for the year ended December 31, 2024, as compared to 2023, as we reduced resources and marketing dedicated to the Home Equity segment.
Credit Card
For the year ended December 31, 2024, Credit Card segment net revenues and segment Adjusted Net Revenue decreased $7.6 million, or 22%, as compared to 2023, primarily as a result of a $23.3 million decrease in Change in Fair Value of Financial Instruments from our Credit Card Derivative and Receivable from Credit Card Partner (consisting of Credit Card receivables securitized in PMCC 2024-1). This includes a net $13.9 million decrease from fair value adjustments, generally due to a lower portfolio growth rate and higher loss rate assumptions, and a $9.4 million decrease in revenue from realized transactions, primarily due to increased charge-offs within the portfolio. This decrease was partially offset by a $6.2 million increase in Servicing Fees, Net, driven primarily by a decrease in our servicing obligation (offsets revenue) due to (a) the impact of the lower portfolio growth rate, (b) a change in estimate related to the applicable discount rate used to value the obligation, and (c) the derecognition of servicing obligations for Credit Card receivables securitized through the PMCC 2024-1 transaction in November 2024. Finally, there was also a $6.0 million increase in Transaction Fees, Net, due to the overall growth in our Credit Card portfolio, and a $3.7 million increase in Total Interest Income (Expense) Net, driven by the interest income generated by the securitized Credit Card receivables in PMCC 2024-1, net of the interest expense on the securitized Notes.
Adjusted EBITDA associated with Credit Card decreased $7.0 million in 2024, as compared to 2023, which is primarily reflective of the decrease in net revenues and Adjusted Net Revenue discussed above, partially offset by decreased operating expenses of approximately $0.5 million. While Origination and Servicing costs have continued to increase due to the overall growth in the portfolio, we reduced Sales and Marketing costs in line with the lower portfolio growth rate.

LIQUIDITY AND CAPITAL RESOURCES
We have incurred operating losses in prior years and may continue to incur net losses in the future. For the years ended December 31, 2024 and 2023, we incurred net losses of $54.1 million and $106.5 million, respectively. Additionally, from our inception through December 31, 2024, we have had an accumulated deficit of $644.2 million.
We believe our liquidity needs for the next twelve months, and for the foreseeable future beyond that period, can be met through transaction fees, servicing fees, net interest income, other revenue, proceeds from sales of loans and securitizations, realized gains from the Credit Card portfolio and Cash and Cash Equivalents. For further details related to our Term Loan, see Note 11 of the accompanying consolidated financial statements. In the second quarter of 2024, we decided to eliminate the corporate bonus and long-term incentive plan accrual for the 2023 fiscal year, resulting in approximate cost savings of $6.0 million. The table in the section titled “Contractual Obligations” below summarizes our current and long-term material cash requirements as of December 31, 2024. Management monitors our financial results and operations. If the anticipated financial results are not achieved or we fail to maintain compliance with the debt covenants under our Term Loan, our sources of liquidity may not be sufficient to meet our operating and liquidity requirements without obtaining additional liquidity which may not be available on favorable terms or at all.
The following table summarizes our cash flow activities for the periods presented (in thousands):

	Year Ended December 31,
	2024	2023	2022
Net (Loss) Income	$(54,079)	$(106,462)	$70,582

Net cash provided by (used in) operating activities	$219,951	$47,845	$(334,902)
Net cash used in investing activities	(99,040)	(56,951)	(95,865)
Net cash (used in) provided by financing activities	(131,092)	(32,235)	391,751
Net decrease in Cash, Cash Equivalents and Restricted Cash	(10,181)	(41,341)	(39,016)
Cash, Cash Equivalents and Restricted Cash at the beginning of the period	155,268	196,609	235,625
Cash, Cash Equivalents and Restricted Cash at the end of the period	$145,087	$155,268	$196,609
Cash, Cash Equivalents and Restricted Cash decreased by $10.2 million for the year ended December 31, 2024, based on the following components:
Operating Activities: $220.0 million in cash was provided by operating activities, driven by (a) $180.8 million in net proceeds from Loans Held for Sale, (b) $33.2 million in net loss, net of non-cash items, and (c) $5.9 million in cash used for working capital, primarily due to the timing of payments to investors and third-party vendors.
Investing Activities: $99.0 million in cash was used in investing activities due to (a) $186.1 million in purchases of Borrower Loans, (b) $106.2 million in transfers of Credit Card Receivables from Credit Card Partner, and (c) $15.3 million in purchases of property and equipment, primarily consisting of internal-use software, partially offset by (d) $196.6 million from sales and principal payments of Borrower Loans, and (e) $11.9 million from principal payments on Credit Card Receivable from Credit Card Partner.
Financing Activities: $131.1 million in cash was used in financing activities, due primarily to (a) $129.4 million paid for the extinguishment of principal and interest on the PWIT Warehouse Line in March 2024, (b) $28.6 million in principal payments on Warehouse Lines, (c) $11.0 million in payments on Notes, at Fair Value, net of proceeds, (d) $4.3 million in debt issuance costs related to the PMIT 2024-1 and PMCC 2024-1 securitizations executed in March 2024 and November 2024, respectively, and (e) $2.5 million in principal repayments on the Term Loan, partially offset by (f) $44.7 million in proceeds, net of payments, from the issuance of PMIT 2024-1 and PMCC 2024-1 securitization notes.
Cash, Cash Equivalents and Restricted Cash decreased by $41.3 million for the year ended December 31, 2023, based on the following components:
Operating Activities: $47.8 million in cash was provided by operating activities, driven by (a) $68.0 million in net proceeds from Loans Held for Sale, partially offset by (b) $7.5 million in net loss, net of non-cash items and (c) $13.6 million in cash used for working capital, primarily due to the timing of payments to investors and third-party vendors, as well as a $9.3 million reclassification of Restricted Cash to Prepaid and Other Assets during the year (see Note 2 of the accompanying consolidated financial statements).

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
Off-Balance Sheet Arrangements
As a result of retaining servicing rights on the sale of Borrower Loans, we are an interest holder in certain special purpose entities that purchase these Borrower Loans. None of these special purpose entities are consolidated as we are not the primary beneficiary. Other than these special purpose entities, as of December 31, 2024, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements or other purposes.
Contractual Obligations
As of December 31, 2024, the following table summarizes our contractual obligations and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Term Loan principal	$75,512	$10,000	$65,512	$—	$—
Operating lease obligations	15,215	4,374	8,482	2,359	—
WebBank purchase obligations	21,145	21,145	—	—	—
WebBank minimum origination fees	2,500	1,200	1,300	—	—
Total contractual obligations	$114,372	$36,719	$75,294	$2,359	$—
Term Loan
As discussed in Note 11 of the accompanying consolidated financial statements, the full principal balance and any unpaid interest on the Term Loan is payable upon maturity in November 2026. We incur daily interest that is payable in cash at the end of each month, and used to incur PIK interest that was added to the outstanding principal balance if it remained unpaid at the end of the month. In November 2024, we signed Amendment 2 to the Term Loan Credit Agreement, the terms of which require the repayment of $2.5 million in principal on each calendar quarter-end date through the maturity date. We made the first such payment on December 31, 2024. Additionally, all interest is now paid monthly in cash and thus no longer capitalized into the outstanding principal balance.

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
CRITICAL ACCOUNTING POLICIES
The accounting policies discussed below reflect our most significant judgments, assumptions and estimates which we believe are critical in understanding and evaluating our reported financial results, including fair value measurements of (i) Borrower Loans and Notes; (ii) Loan Servicing Asset; (iii) Credit Card Derivative and Credit Card Servicing Obligation; (iv) Receivable from Credit Card Partner (as well as the related accounting treatment); and (v) Convertible Preferred Stock Warrants, as well as the estimate of our transaction fee refund liability. These judgments, estimates and assumptions are inherently subjective in nature and actual results may differ from these estimates and assumptions, and the differences could be material. For a full description of all accounting policies adopted by us, please see Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements.
Valuation of Borrower Loans and Notes
We have elected the fair value option for Borrower Loans and Notes. We primarily use a discounted cash flow model to estimate the fair value of these financial instruments. The key assumptions used in the valuation include default rates and prepayment rates derived from historical performance and discount rates that reflect estimates of the rates of return that investors would require when investing in financial instruments with similar characteristics. All these assumptions require significant management judgment. For further information on fair value measurement of Borrower Loans and Notes, refer to Note 8, Fair Value of Assets and Liabilities, of the accompanying notes to our consolidated financial statements.
Valuation of Loan Servicing Asset
We have elected to adopt the fair value method to measure the loan Servicing Asset for all classes of Servicing Assets subsequent to initial recognition. We use a discounted cash flow model to estimate the fair value of the loan Servicing Assets, which incorporates observable inputs such as the contractual servicing fee revenue that we earn on the Borrower Loans and the current principal balances of the loans, as well as significant unobservable inputs such as the estimated market servicing rate to service such loans, the prepayment rates, the default rates and the discount rate. For further information on fair value measurement of the loan Servicing Assets, refer to Note 6, Servicing Assets, and Note 8, Fair Value of Assets and Liabilities, of the accompanying notes to our consolidated financial statements.
Valuation of Credit Card Derivative and Credit Card Servicing Obligation
We evaluated the terms of the Credit Card program agreement and determined that it contained features that met the definition of derivatives under U.S. GAAP. These features are freestanding financial instruments and have been valued separately as derivatives. A right of offset exists between the derivatives, and they are presented net on the accompanying consolidated balance sheets. We use a discounted cash flow model to estimate the fair value of the various components of the Credit Card Derivative. The key assumptions used in the valuation include average portfolio interest rates, as well as default and prepayment rates derived primarily from relevant market data and historical performance, adjusted as necessary based on the perceived credit risk of the underlying cardholders. In addition, a single discount rate (see Changes in Estimates in 2024 discussion, below) based on the estimate of the rate of return that investors would require when investing in similar credit card portfolios, is applied to the individual freestanding derivatives. For further information on fair value measurement of the Credit Card Derivative, refer to Note 5, Credit Card, and Note 8, Fair Value of Assets and Liabilities, of the accompanying notes to our consolidated financial statements.
We are also responsible for servicing our entire Credit Card portfolio and recognize a servicing obligation liability for the portion of Credit Card receivables that we do not effectively consolidate through the Receivable from Credit Card Partner (see below). This Credit Card servicing obligation is measured and recorded to the extent servicing fees we expect to earn do not exceed the estimated market servicing rate a market participant would require to service the portfolio. We use a discounted cash flow model to estimate the fair value of the Credit Card servicing obligation which incorporates observable inputs such as the contractual servicing fee revenue that we earn on the Credit Card portfolio and the current outstanding principal balances of the related Credit Card receivables, as well as significant unobservable inputs such as the estimated market servicing rate to service the portfolio, the prepayment rates, the default rates and the discount rate. For further information on fair value measurement of the Credit Card servicing obligation, refer to Note 5, Credit Card, and Note 8, Fair Value of Assets and Liabilities, of the accompanying notes to our consolidated financial statements.
Changes in Estimates in 2024
Effective March 31, 2024, we applied a single discount rate to all of the projected cash flows that comprise the Credit Card Derivative and Credit Card servicing obligation, in order to better align with how we believe a market participant would estimate the fair value of those cash flows. This single discount rate reflects the expected market rate of return from an investment in residual cash flows derived from a credit card portfolio. Previously, separate discount rates were applied to different cash flows reflecting assumptions around counterparty credit risk. As of December 31, 2024, the value of our Credit Card Derivative is higher by $6.8 million and the value of our Credit Card servicing obligation is $1.8 million lower than if they were calculated using the old methodology.
Additionally, effective December 31, 2024, to calculate the relevant portfolio interest rate for the Credit Card Derivative valuation, we implemented a forward projection for the attrition of cardholders enrolled in hardship and settlement programs. These programs were launched in the second quarter of 2024 and are short-term in nature (one year or less) and thus we believe they should be segregated from the base population of cardholders for the purposes of analyzing the fair value of the Credit Card Derivative cash flows. The effect of this change in estimate increased the Credit Card Derivative by $4.5 million as of December 31, 2024.
Valuation of Receivable from Credit Card Partner
On November 1, 2024, we completed a securitization of Credit Card receivables from our Credit Card portfolio, which is maintained on the balance sheet of our banking partner, Coastal. On that date, Credit Card receivables with an outstanding principal balance of $94.7 million were purchased and contributed to the securitization entity, PMCC 2024-1, which we fully consolidate as a VIE. Based on an analysis of the facts and circumstances of the transaction, including the revolving nature of the underlying financial instruments, it was determined that the transfer of these Credit Card receivables did not meet the criteria for sales or participating interest accounting under ASC 860, Transfers and Servicing. As a result, we have recorded a secured Receivable from Credit Card Partner that effectively consists of the unpaid principal balance of the securitized Credit Card receivables.
We have elected to account for the Receivable from Credit Card Partner at fair value, and use a discounted cash flow model to estimate the fair value of the residual interest, given that we are the sole sponsor of the securitization and entitled to all residual cash flows it generates. We use certain assumptions similar to those used to value the Credit Card Derivative, including the discount rate that reflects the expected market rate of return from an investment in residual cash flows derived from a credit card portfolio, and the prepayment rate. Additional assumptions are adjusted to reflect the specific characteristics of the securitized Credit Card receivables, including the average portfolio interest rate and the default rate. This residual interest fair value is then added to the applicable securitization advance rate applied to the outstanding balance of Credit Card receivables to calculate the estimated fair value of Receivable from Credit Card Partner.
Valuation of Convertible Preferred Stock Warrants
Convertible Preferred Stock Warrants primarily consist of warrants to purchase Series E and Series F Convertible Preferred Stock. Series F Warrants were issued to an investor Consortium and vested when the Consortium purchased whole loans under the Consortium Purchase Agreement, which ended in May 2019.
We estimate the fair value of the Series E and Series F Warrants using valuation methods appropriate at each balance sheet date. Generally, this includes determining the equity value of the Company using methods that may include a discounted cash flow model, comparable public company analysis, and comparable acquisition analysis, which require significant management judgment. Additionally, we review and consider any recent transactions involving the Company's equity in determining whether such transactions should be considered in the valuation. Once the equity value has been estimated, an option pricing model is used to allocate the value to the various classes of our equity. The concluded per share value for the Series E and Series F Convertible Preferred Stock Warrant is then determined using a Black-Scholes option pricing model that requires us to make key assumptions such as volatility and expected warrant term. For further information on fair value measurement of the Convertible Preferred Stock Warrants, refer to Note 8, Fair Value of Assets and Liabilities, and Note 13, Convertible Preferred Stock, Convertible Preferred Stock Warrant Liability and Common Stock, of the accompanying notes to our consolidated financial statements.

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
Results of Operations
Overview
The following table summarizes Prosper Funding’s net (loss) income for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	Change	% Change	2023	2022	Change	% Change
Total Net Revenues	$61,915	$63,224	$(1,309)	(2)%	$63,224	$86,987	$(23,763)	(27)%
Total Expenses	72,859	65,290	7,569	12%	65,290	83,464	(18,174)	(22)%
Net (Loss) Income	$(10,944)	$(2,066)	$(8,878)	n/m	$(2,066)	$3,523	$(5,589)	n/m
Total revenues for the year ended December 31, 2024 decreased $1.3 million, or 2%, from 2023, primarily due to a $2.0 million decrease in net revenues as a result of the Change in Fair Value of Financial Instruments, Net, primarily as a result of certain timing matters related to the receipt of borrower payments near quarter-end. Additionally, there was a $0.7 million decrease in Total Interest Income (Expense), Net, due primarily to a decrease in the average outstanding balance of Borrower Loans and Notes year-over-year. These decreases were partially offset by a $0.7 million increase in Servicing Fees, Net, generally due to increased collection and debt sale fees, net of the impact of a reduced average servicing book in 2024, and a $0.5 million increase in Other Revenue related to miscellaneous securitization fees and reduction of loan repurchase reserves. Administration Fee Revenue – Related Party increased by $34.2 million for the year ended December 31, 2024, as compared to 2023, but the increase was effectively offset by a $34.0 million reduction in revenue from Loss on Sale of Borrower Loans. This is generally due to the fact that PMI reimburses PFL for incentives provided to whole loan investors, as these incentives are recorded in (Loss) Gain on Sale of Borrower Loans, and then reimbursed through Administration Fee Revenue – Related Party.
Total expenses for the year ended December 31, 2024 increased $7.6 million, or 12%, from 2023, largely due to an increase in Administration Fee – Related Party resulting from an increase in estimated transaction fee refunds following revisions to our pricing schedule with WebBank in October 2023 and June 2024, partially offset by a decrease in loans funded and Servicing Fees, Net collected for the period.

Revenues
The following table summarizes Prosper Funding’s revenue for the years ended December 31, 2024, 2023 and 2022 (dollars in thousands):

	Year Ended December 31,
	2024	2023	Change	% Change	2023	2022	Change	% Change
Revenues:
Operating Revenues:
Administration Fee Revenue – Related Party	$78,376	$44,211	$34,165	77%	$44,211	$60,256	$(16,045)	(27)%
Servicing Fees, Net	26,921	26,208	713	3%	26,208	20,641	5,567	27%
(Loss) Gain on Sale of Borrower Loans	(45,316)	(11,285)	(34,031)	(302)%	(11,285)	1,678	(12,963)	n/m
Other Revenue	890	356	534	150%	356	894	(538)	(60)%
Total Operating Revenues	60,871	59,490	1,381	2%	59,490	83,469	(23,979)	(29)%
Interest Income (Expense):
Interest Income on Borrower Loans	49,986	52,188	(2,202)	(4)%	52,188	45,289	6,899	15%
Interest Expense on Notes	(47,033)	(48,572)	1,539	(3)	(48,572)	(42,165)	(6,407)	15%
Total Interest Income (Expense), Net	2,953	3,616	(663)	(18)%	3,616	3,124	492	16%
Change in Fair Value of Financial Instruments, Net	(1,909)	118	(2,027)	n/m	118	394	(276)	(70)%
Total Net Revenues	$61,915	$63,224	$(1,309)	(2)%	$63,224	$86,987	$(23,763)	(27)%
n/m: not meaningful
Administration Fee Revenue – Related Party
We primarily generate revenues through license fees we earn under our Administration Agreement with PMI. The Administration Agreement contains a license we grant to PMI that entitles PMI to use the marketplace for, and in relation to: (i) PMI’s performance of its duties and obligations under the Administration Agreement, and (ii) PMI’s performance of its duties and obligations to WebBank under the Loan Account Program Agreement. The Administration Agreement requires PMI to pay us a monthly license fee that is partially based on the number of personal loan listings posted on the marketplace in that month, as well as a fee based on incentives provided to investors to incentivize the purchase of Borrower Loans from PFL. The increase in Administrative Fee Revenue – Related Party of $34.2 million for the year ended December 31, 2024 as compared to 2023 was primarily due to increased reimbursements received from PMI for incentives provided to whole loan investors, which resulted in an increase of $35.3 million in Administration Fee Revenue – Related Party during this time. This increase was partially offset by a $1.2 million decrease from fewer loan listings generated on our marketplace during this time.

Servicing Fees, Net
Investors who purchase Borrower Loans through the Whole Loan Channel typically pay us a servicing fee which is currently set at 1.0% per annum of the outstanding principal balance of the Borrower Loan prior to applying the current payment, plus an additional 0.075% per annum to cover the Loan Trailing Fee. The Servicing Fee compensates us for the costs incurred in servicing the Borrower Loan, including managing payments from borrowers, managing payments to investors and maintaining investors’ account portfolios. We record Servicing Fees from investors as a component of operating revenues when received. We also include any collection fees received, net of collection agency expenses, and debt sale fees in Servicing Fees, Net.
The increase in Servicing Fees, Net of $0.7 million for the year ended December 31, 2024, as compared to 2023, is largely due to a combined $2.3 million increase in net collections and debt sale fees, as we continue to enhance our Borrower Loan collection and recovery efforts, partially offset by a reduction in our average servicing book during these periods, which resulted in decreased Servicing Fees, Net of $1.9 million. This is generally in line with the overall decrease in Personal Loan originations since 2022.
(Loss) Gain on Sale of Borrower Loans
(Loss) Gain on Sale of Borrower Loans consists of incentives provided to investors at the time Borrower Loans are sold through the Whole Loan Channel, net of any gains recognized on those sales, primarily due to the recognition of additional Servicing Assets. Since 2022, due to market volatility and incentives offered by competitors, we started providing additional incentives to our whole loan investors. For the year ended December 31, 2024, the Loss on Sale of Borrower Loans increased $34.0 million from the loss recognized in 2023. This increased loss was primarily due to additional incentives provided to whole loan investors, which increased $35.3 million from 2023. As discussed above, PFL is reimbursed for these incentives by PMI through the Administration Fee Revenue – Related Party account. This increase to the loss was partially offset by gains from the volume of whole loans sold during this time, resulting from higher Personal Loan originations.
Other Revenues
Other Revenues has historically consisted primarily of miscellaneous fees, including incentive fees earned from partner companies through our incentive programs, or securitization fees earned from sponsoring securitization transactions with loans from our marketplace. We also record changes to the reserve for the repurchase of Borrower Loans in Other Revenues. The $0.5 million increase in Other Revenues for the year ended December 31, 2024, as compared to 2023, is primarily due to $0.3 million in securitization fees received and $0.3 million in decreases to our repurchase reserve.
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
Overall, the $0.7 million decrease in Net Interest Income for the year ended December 31, 2024, as compared to 2023, is due to a decrease in the average outstanding principal balance of Borrower Loans and Notes during this period.
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
The following table summarizes the fair value adjustments for the years ended December 31, 2024, 2023 and 2022 respectively (in thousands):

	Year Ended December 31,
	2024	2023	2022
Borrower Loans	$(29,452)	$(40,285)	$(30,436)
Notes	27,543	40,403	30,830
Total	$(1,909)	$118	$394

The decrease in net revenues from Change in Fair Value of Financial Instruments for the year ended December 31, 2024, as compared to 2023, is primarily due to the timing of borrower payments close to quarter-end, which were not yet applied to the related Notes. Other fair value changes are generally not material, which is consistent with the borrower payment-dependent structure described above.
Expenses
The following table summarizes Prosper Funding’s expenses for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	Change	% Change	2023	2022	Change	% Change
Expenses:
Administration Fee – Related Party	$65,869	$57,683	$8,186	14%	$57,683	$74,382	$(16,699)	(22)%
Servicing and Other, Net	6,990	7,607	(617)	(8)%	7,607	9,082	(1,475)	(16)%
Total Expenses	$72,859	$65,290	$7,569	12%	$65,290	$83,464	$(18,174)	(22)%
Administration Fee Expense - Related Party
Pursuant to our Administration Agreement with PMI, PMI manages the marketplace on our behalf. Accordingly, each month we are required to pay PMI (a) a corporate administration fee of $500,000 per month, (b) a fee for each Borrower Loan originated through the marketplace, (c) 62.5% of all Servicing Fees collected by us or on our behalf and (d) all nonsufficient funds fees collected by us or on our behalf. In general, the Administrative Fee Expense – Related Party will not fluctuate directly in line with the Administrative Fee Revenue – Related Party due to both the flat corporate administrative fee, as well as the fact that we pay fees for three different services, but receive a fee based only on the number of personal loans listed on the platform. We also include loan trailing fees and refund liabilities for transaction fees above 5%, based on our revised pricing schedule with WebBank starting in October 2023 and revised in June 2024, in Administration Fee Expense – Related Party.
The increase in Administration Fee Expense – Related Party of $8.2 million, or 14%, for the year ended December 31, 2024, as compared to 2023, is due primarily to a $10.7 million increase in the refund liability for transaction fees above 5%, as we raised our transaction fees above 5% starting in October 2023. Additionally, there was a $0.5 million decrease in loan trailing fees, a contra expense, due to the decrease in the Personal Loan serviced portfolio during this time. These are partially offset by a decrease in administration fees of $3.0 million, due to decreases in the number of loans funded and Servicing Fees, Net and nonsufficient funds fees collected during this period.
Servicing and Other, Net
Servicing costs consist primarily of vendor and borrower costs, as well as depreciation of internal-use software associated with servicing Borrower Loans. Other items consist primarily of interest income on cash invested on our platform, as well as bank service charges and professional fees. The decrease in Servicing and Other, Net for the year ended December 31, 2024, as compared to 2023, is primarily due to a decrease in investor indemnification costs, partially offset by an increase in internal-use software depreciation due to the timing of certain projects. Servicing and Other costs are offset by interest income of $1.2 million and $0.6 million generated from cash invested on our platform for the years ended December 31, 2024 and 2023, respectively. The increase from the prior year is primarily related to changes in interest rates.
LIQUIDITY AND CAPITAL RESOURCES
We anticipate that our available funds and cash flow from operations will be sufficient to meet our operational cash needs for at least the next 12 months.
The following table summarizes our cash flow activities for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Years Ended December 31,
	2024	2023	2022
Net (Loss) Income	$(10,944)	$(2,066)	$3,523

Net cash provided by (used in) operating activities	$7,555	$3,664	$(57,439)
Net cash provided by (used in) investing activities	3,115	(47,324)	(90,345)
Net cash (used in) provided by financing activities	(10,969)	42,850	77,757
Net decrease in Cash, Cash Equivalents and Restricted Cash	(299)	(810)	(70,027)
Cash, Cash Equivalents and Restricted Cash at the beginning of the period	97,039	97,849	167,876
Cash, Cash Equivalents and Restricted Cash at the end of the period	$96,740	$97,039	$97,849

Cash, Cash Equivalents and Restricted Cash decreased by $0.3 million for the year ended December 31, 2024, based on the following components:
Operating Activities: $7.6 million in cash was provided by operating activities, driven by cash provided in working capital of $10.3 million, primarily due to the timing of payments to PMI and investors, partially offset by net loss, net of non-cash adjustments of $2.8 million.
Investing Activities: $3.1 million net cash provided by investing activities, due to $196.6 million of principal payments under Borrower Loans, partially offset by $186.1 million in purchases of Borrower Loans and $7.4 million in purchases of property and equipment, consisting primarily of internal-use software.
Financing Activities: $11.0 million net cash was used in financing activities, due to $195.2 million in payments for Notes, at Fair Value, partially offset by $184.2 million in proceeds from the issuance of Notes, at Fair Value.
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
Investing Activities: $47.3 million net cash used in investing activities, due to $232.3 million in purchases of Borrower Loans and $6.1 million in purchases of property and equipment, consisting primarily of internal-use software, partially offset by $191.1 million of principal payments under Borrower Loans.
Financing Activities: $42.9 million net cash was provided by financing activities, due to $231.5 million in proceeds from the issuance of Notes, at Fair Value, partially offset by $188.7 million in payments for Notes, at Fair Value.
Income Taxes
We incurred no income tax provision for the years ended December 31, 2024 and 2023. We are a U.S. disregarded entity for income tax purposes and our income and loss is included in the return of our parent, PMI. Given PMI’s history of taxable losses, it is difficult to accurately forecast how PMI’s and our results will be affected by the realization and use of net operating loss carry forwards.
Off-Balance Sheet Arrangements
As a result of retaining servicing rights on the sale of Borrower Loans, we are a variable interest holder in certain special purposes entities that purchase these Borrower Loans. None of these special interest entities are consolidated as we are not the primary beneficiary. Otherwise as of December 31, 2024, we have not engaged in any off-balance sheet financing activities.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PROSPER MARKETPLACE, INC.
Market Risk
Market risk is the risk of loss to future earnings, values, or future cash flows that may result from changes in financial market prices and interest rates.
Through our securitization trusts (formed in September 2023 and March 2024) we hold Borrower Loans. Changes in U.S. interest rates affect the market value of these Borrower Loans on our balance sheet. Our future investment income may fall short of expectations, or we may suffer a loss in principal if we are forced to sell Borrower Loans that have declined in market value due to changes in interest rates, loss assumptions or overall market conditions. Interest rate increases may increase the risks of our investments in Borrower Loans through our securitization trusts, and additional fluctuations in interest rates may exacerbate such risks. Changes in the market value of Borrower Loans are recorded on the consolidated statement of operations. The fair value of Borrower Loans held in consolidated securitization trusts was $176.2 million and $220.7 million as of December 31, 2024 and 2023, respectively.
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
We had cash and cash equivalents of $30.3 million and $35.0 million as of December 31, 2024 and 2023, respectively. These amounts were held in various unrestricted deposits with highly rated financial institutions and short-term, highly liquid marketable securities which may include money market funds, U.S. Treasury securities, and U.S. agency securities. Cash and Cash Equivalents are held for working capital purposes. Due to their short-term nature, we believe that we do not have any material exposure to changes in the fair value of these liquid investments as a result of changes in interest rates. Decreases in short-term interest rates will moderately reduce interest income on these Cash and Cash Equivalents. Increases in short-term interest rates will moderately increase the interest income earned on the Cash and Cash Equivalents.
Interest Rate Sensitivity
As more fully described in Note 8, Fair Value of Assets and Liabilities, of our financial statements attached to this Annual Report on Form 10-K, the fair value of Borrower Loans is $461.8 million as of December 31, 2024, determined using a weighted-average discount rate of 7.72%. The combined fair value of Borrower Loans and Loans Held for Sale was $706.5 million as of December 31, 2023, determined using a weighted-average discount rate of 6.88%. A hypothetical 100 basis point increase in interest rates would result in a decrease of $4.2 million and $6.8 million in the fair value of PMI’s investment in Borrower Loans and Loans Held for Sale as of December 31, 2024 and 2023, respectively. A hypothetical 100 basis point decrease in interest rates would result in an increase of approximately $4.3 million and $6.9 million in the fair value of our investment in Borrower Loans and Loans Held for Sale as of December 31, 2024 and 2023, respectively. Any realized or unrealized gains or losses resulting from such interest rate change would be recorded in our statement of operations so long as we hold these Borrower Loans and Loans Held for Sale on our balance sheet.

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
Prosper Funding had Cash and Cash Equivalents of $2.8 million and $3.4 million as of December 31, 2024 and 2023, respectively. These amounts were held in various unrestricted deposits with highly rated financial institutions and short term, highly liquid marketable securities which may include money market funds, U.S. treasury securities and U.S. agency securities. Cash and cash equivalents are held for working capital purposes. Due to their short-term nature, Prosper Funding believes that it does not have any material exposure to changes in the fair value of these liquid investments as a result of changes in interest rates. Decreases in short-term interest rates will moderately reduce interest income on these cash and cash equivalents, while increases in short-term interest rates will moderately increase the interest income earned on these cash and cash equivalent balances.
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
Consolidated Statements of Members' Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
In connection with the preparation of this Annual Report on Form 10-K, each Registrant’s management, under the supervision and with the participation of such Registrant’s Principal Executive Officer (PEO) and Principal Financial Officer (PFO), evaluated the effectiveness of the design and operation of such Registrant’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2024. Based upon this evaluation, the PEO and the PFO of each Registrant have concluded that these disclosure controls and procedures are effective to provide reasonable assurance that material information relating to each Registrant and its subsidiaries that is required to be disclosed in reports filed with, or submitted to, the SEC under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms, and (ii) is accumulated and communicated to management, including its PEO and PFO, as appropriate to allow timely decisions regarding required disclosure.

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
The Registrants’ management has assessed the effectiveness of the Registrants’ internal control over financial reporting as of December 31, 2024. In making this assessment the Registrants used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework (2013).” These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. Each Registrant’s assessment included documenting and evaluating the effectiveness of its internal control over financial reporting. Based on this evaluation, the person serving as each Registrant’s PEO and PFO has concluded that such Registrant’s internal controls were effective as of December 31, 2024.
Changes in Internal Control over Financial Reporting
During the fourth quarter of 2024, there were no changes in the internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Registrant's internal control over financial reporting.
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
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Prosper Marketplace, Inc.
Executive Officers, Directors and Key Employees
The following table sets forth information about PMI’s current and imminent executive officers and directors as of the date of this Annual Report on Form 10-K:

Name	Age	Position(s)
David Kimball	54	Chief Executive Officer and Chairman of the Board
Usama Ashraf	48	President and Chief Financial Officer
Edward R. Buell III	45	General Counsel, Secretary and Chief Compliance Officer
Pete Woodhouse	59	Chief Technology Officer
Claire A. Huang	62	Director
Thomas R. Kearney	66	Director
Peter J. deSilva	63	Director
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
Usama Ashraf has served as PMI’s President since March 2021 and as its Chief Financial Officer since February 2017. He is currently responsible for Prosper's finance, accounting, capital markets, risk, collections, and business intelligence functions. He also currently serves as President, Chief Financial Officer, Treasurer and a director of PFL. Prior to joining PMI, from February 2016 to February 2017, Mr. Ashraf served as Deputy Chief Financial Officer and Treasurer at Annaly Capital Management, Inc. (“Annaly”). Prior to his time at Annaly, Mr. Ashraf worked at United Services Automobile Association (“USAA”), where he served as Corporate Treasurer from November 2014 to February 2016 and Assistant Corporate Treasurer from January 2014 to October 2014. Before joining USAA, Mr. Ashraf spent 13 years at CIT Group, where he held various positions in the Treasury and Corporate M&A departments, most recently serving as Deputy Treasurer with responsibility for the firm’s Treasury activities in the United States. He started his career in the investment banking division of Citigroup focused on M&A. Mr. Ashraf received a B.S. in Economics, with concentrations in Finance and Accounting, from The Wharton School of the University of Pennsylvania.
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
Peter J. deSilva was appointed as a director of PMI in April 2021. Mr. deSilva is also currently the Chief Executive Officer and serves as a director on the Board of Directors at IRALOGIX, Inc., an IRA financial technology company. Mr. deSilva also currently serves as a director at Infosel Financiero SA de CV, a financial technological platform and business news agency that operates in Mexico and Latin America, at Fidelity Security Life Insurance Company, an insurance services provider, and at Fidelity Security Assurance Company, a subsidiary of Fidelity Security Life Insurance Company. In addition, Mr. deSilva serves as a director on the Board of Directors and as a member of the Compensation Committee of Onepak, Inc., a logistics technology company focused on return shipment tracking. Mr. deSilva previously served as the President of TD Ameritrade’s retail business and as President of TD Ameritrade, Inc. the firms broker dealer from September 2017 to December 2020. In his role, Mr. deSilva directed all facets of the division’s business strategy and operations, and integration with Scottrade Financial Services, another leading online brokerage firm. Prior to joining TD Ameritrade, from February 2015 to August 2017, Mr. deSilva served as the President of the Retail and Institutional divisions of Scottrade Financial Services, where he was responsible for the corporate strategy and distribution, sales, digital transformation, investment management, and institutional custody functions. Before joining Scottrade Financial Services, from 2004 to 2015, Mr. deSilva served as the President and Chief Operating Officer of UMB Financial Corporation, a financial services provider. Mr. deSilva also served on UMB Financial Corporation’s Board of Directors from February 2004 to December 2015. Prior to his time at UMB Financial Corporation, Mr. deSilva worked at Fidelity Investments, a leading online brokerage firm, where he held several leadership positions, including Senior Vice President and General Manager of Fidelity Investments’ Retail division and Senior Vice President of Fidelity Brokerage Company. Mr. deSilva holds a B.S. in Business Administration and Management from the University of Massachusetts, Dartmouth. Mr. deSilva also holds Series 7, 24, 63 and 66 licenses from the Financial Industry Regulatory Authority. PMI believes that Mr. deSilva’s financial, business and regulatory expertise give him the qualifications and skills to serve as a director.

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
Insider Trading Policy.
We are a Section 15(d) reporting company with publicly registered debt securities. Our company is privately held and there is no established public trading market for our equity. In addition, there is no secondary market for our debt securities. As a result, the Company has not adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our equity securities by directors, officers, employees and the Company itself. Our Board and management will continue to evaluate the need for an insider trading policy, and we may adopt a formal policy in the future if appropriate.

ITEM 11. EXECUTIVE COMPENSATION
Prosper Marketplace, Inc. - Compensation Discussion and Analysis
Overview
This section describes PMI's executive compensation objectives, compensation-setting process, executive compensation components and significant 2024 compensation decisions for PMI's named executive officers (“NEOs”). The compensation provided to PMI's NEOs for 2024 is set forth in detail in the Summary Compensation Table and other tables and the accompanying footnotes and narrative that follow this section.
PMI's named executive officers for 2024 are as follows:
•David Kimball, our Chief Executive Officer;
•Usama Ashraf, our President and Chief Financial Officer;
•Pete Woodhouse, our Chief Technology Officer;
•Edward R. Buell III, our General Counsel, Secretary and Chief Compliance Officer; and
•Melinda Marchesi, our Chief Marketing Officer until her departure from the Company in January 2025.
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
Role of Management. In setting 2024 compensation, PMI's Chief Executive Officer worked closely with the Compensation Committee in making recommendations and attending Committee meetings. Because of his daily involvement with PMI's executive team, the Chief Executive Officer was involved in the determination of compensation for all of PMI's executive officers other than himself. The Compensation Committee also delegated to the Chief Executive Officer the authority to make compensation decisions for senior management and executive officers (other than the Chief Executive Officer, Chief Financial Officer and President), subject to certain compensation limits set by the Compensation Committee.
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
Base Salary
Base salary is a fixed amount and is not tied to any metric relating to the performance of PMI's business as a whole. The base salary of each executive officer is initially established in the executive officer's offer letter and reviewed annually by the Compensation Committee. In determining base salaries for 2024, PMI's Compensation Committee, together with the Chief Executive Officer, considered the individual executive officer's scope of responsibilities, contributions, prior salary level and position (in case of a promotion), and financial and market conditions.

The following table summarizes information regarding the base salaries for PMI's named executive officers for 2024:

2024 Base Salaries
David Kimball [1]	$620,000
Usama Ashraf [2]	$505,500
Pete Woodhouse [3]	$429,000
Edward R. Buell III [4]	$378,000
Melinda Marchesi [5]	$402,000
1.In March 2024, PMI’s Compensation Committee reviewed executive base salaries and decided to increase Mr. Kimball’s annual base salary from $600,000 to $620,000.
2.In March 2024, PMI’s Compensation Committee reviewed executive base salaries and decided to increase Mr. Ashraf’s annual base salary from $488,000 to $505,500.
3.In March 2024, Mr. Woodhouse’s base salary was increased from $415,000 to $429,000.
4.In March 2024, Mr. Buell’s base salary was increased from $365,000 to $378,000.
5.In March 2024, Ms. Marchesi’s base salary was increased from $365,000 to $378,000. In August 2024, Ms. Marchesi’s base salary was increased from $378,000 to $402,000.
Cash Bonuses
PMI uses cash bonuses primarily to motivate and retain senior management leaders that are critical to advancing the Company's short-term and long-term strategic goals. We base annual NEO bonuses on both the achievement of certain Board-approved financial, operational and strategic performance objectives as well as other factors.
In January 2025, the Compensation Committee reviewed the Company’s performance and progress towards the established 2024 objectives, and approved a bonus award of up to 60% of the annual target bonus amount for each NEO.
The amounts and terms of the bonuses approved for each of our NEOs for 2024 are disclosed below, in the sections titled “Summary Compensation Table” and “Narrative Discussion of the Summary Compensation Table and Grants of Plan-Based Awards Table.”

Long-Term Incentives
Equity Compensation. PMI has used stock options and restricted stock units (“RSUs”) as the principal components of its executive long-term incentive equity compensation. Consistent with its compensation objectives, PMI believes this approach aligns the interests of its grantees with the long-term interests of PMI’s stockholders. PMI believes that stock options and RSUs also serve as effective retention tools due to vesting requirements that are based on continued service with the company. In granting equity awards, PMI has customarily considered, among other things, the executive officers' cash compensation, the need to retain and motivate executive officers and to create a meaningful opportunity for reward predicated on the creation of long-term stockholder value, PMI's financial results, and each executive officer's individual contributions and responsibilities. The amounts and terms of the awards granted to each such NEO in 2024 are disclosed in the 2024 Grants of Plan-Based Awards table and accompanying footnotes to the table of Outstanding Equity Awards at 2024 Fiscal Year End.
Long-Term Cash Incentive Compensation. PMI’s Long-Term Cash Incentive Plan (“LTCIP”) is designed to reward our executives, including our named executive officers, for the achievement of strategic and operational objectives and the creation of long-term value. Under the LTCIP, eligible executive officers and vice presidents receive long-term cash incentive awards based on their performance during pre-established rolling two-year periods, the most recent of which ran from January 1, 2023 to December 31, 2024 (the “2023-2024 Performance Period”). Payments will be made by March 15, following the end of a performance period, unless otherwise determined by the Compensation Committee. The incentive targets range from 75% to 150% of the participant’s base salary, unless otherwise determined by the Compensation Committee. PMI’s executive officers and vice presidents are eligible to participate in the LTCIP if, as of March 15th of calendar year following the end of a performance period, they have been employed with PMI for at least three years, are currently full or part time employees of PMI, and are in good standing. PMI believes that the LTCIP will complement its annual equity awards by focusing its senior executives on specific long-term financial performance goals, while providing an opportunity for more immediate liquidity. In January 2025, the Compensation Committee considered the Company’s performance and progress towards its established objectives during the 2023-2024 Performance Period, and approved a payout of up to 50% of the LTCIP incentive target amount for each NEO. The amounts of the LTCIP awards earned by eligible NEOs in connection with the 2023-2024 Performance Period are set forth in the “Summary Compensation Table” below.

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
PMI’s 401(k) plan covers all employees meeting certain eligibility requirements. The 401(k) plan is designed to provide tax-deferred retirement benefits in accordance with the provisions of Section 401(k) of the Internal Revenue Code. Eligible employees are allowed to contribute a percentage of their eligible compensation to the 401(k) plan, up to the annual maximum as determined by the Internal Revenue Service, and PMI may make discretionary matching contributions of a portion of the employees’ eligible wage deferrals, subject to certain limitations and conditions. On January 1, 2024, PMI temporarily suspended its discretionary matching contributions. As a result, during the year ended December 31, 2024, PMI did not contribute any funds to the 401(k) plan. PMI may choose to reinstate matching contributions in the future upon the Company meeting certain business objectives.

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
PMI also entered into a severance agreement with Ms. Marchesi in March 2023 which contained the same terms and conditions as the severance agreements signed by Messrs. Kimball, Ashraf, and Woodhouse, provided that under the terms of Ms. Marchesi’s severance agreement, until certain tenure requirements were met, Ms. Marchesi would only be entitled to a lump sum severance payment equal to six months base salary in the event that her employment was terminated by PMI without “cause” or by her for “good reason” prior to the one year anniversary of her employment start date. Ms. Marchesi departed from her role as Chief Marketing Officer of PMI, effective January 15, 2025, and as a result, the terms of her severance agreement are no longer applicable.
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
Summary Compensation Table
The following table provides information regarding the compensation earned during the years ended December 31, 2024, 2023 and 2022 by each of PMI’s named executive officers (in thousands):

	Year	Salary ($)	Bonus ($)	Option Awards ($) [1]	Non-Equity Incentive Plan Compensation ($) [2]	All Other Compensation ($) [3]	Totals ($)
Name and Principal Position
David Kimball	2024	$617	370	—	447	—	$1,434
Chief Executive Officer	2023	596	—	—	—	17	613
	2022	573	574	—	825	15	1,987
Usama Ashraf	2024	503	302	—	364	—	1,168
President and	2023	485	—	—	—	17	501
Chief Financial Officer	2022	466	396	438	670	15	1,985
Pete Woodhouse	2024	427	192	—	307	—	926
Chief Technology Officer	2023	410	—	—	—	17	427
	2022	383	287	—	—	15	685
Edward R. Buell III	2024	376	147	—	181	—	704
General Counsel, Secretary and	2023	363	—	—	—	17	380
Chief Compliance Officer	2022	349	227	—	315	15	906
Melinda Marchesi [4]	2024	386	—	—	—	—	386
Chief Marketing Officer	2023	243	—	1,124	—	—	1,367

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

2.The amount reported reflects non-equity incentive compensation payable under the Long Term Cash Incentive Plan.
3.“All Other Compensation” consists of compensation received from employer matching contributions to PMI’s 401(k) plan. On January 1, 2024, PMI temporarily suspended its discretionary matching contributions. As a result, during the year ended December 31, 2024, PMI did not contribute any funds to the 401(k) plan.
4.Ms. Marchesi departed from her role as the Chief Marketing Officer of PMI in January 2025.
2024 Grants of Plan-Based Awards

During the year ended December 31, 2024, there were no grants of plan-based awards to any PMI named executive officers.
CEO Pay Ratio
In accordance with Item 402(u) of Regulation S-K, PMI is providing the following information for the year ended December 31, 2024:
•The median of total compensation of all employees, excluding our CEO: $158,846;
•The annual total compensation of our CEO: $1,433,855; and
•The ratio of CEO total compensation to median employee total compensation: 9.03 to 1.
Our CEO pay ratio information is a reasonable good faith estimate calculated in a manner consistent with the SEC pay ratio rules and methods for disclosure. In order to determine the median employee from a compensation perspective, PMI examined cash compensation (salary, wages and cash bonuses) paid for the 2024 calendar year for all employees, excluding our CEO, employed as of December 31, 2024 (the “Determination Date”). On the Determination Date, Prosper’s employee population consisted of 416 individuals, all of whom were located in the United States. This population consisted of our full-time, part-time, and temporary employees. We did not include any contractors or workers employed through a third-party provider in our employee population.
To identify the “median employee,” we utilized the amount of annualized earnings, wages and cash bonus our employees received, as reflected in our payroll records through the Determination Date and annualized such amounts for any individual hired during 2024. Once we identified our median employee, we combined all of the elements of such employee’s compensation for 2024 to determine the median employee total compensation in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K and compared such total compensation to the total compensation of PMI’s CEO, as reported in the Summary Compensation Table.
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
In addition to the terms of Mr. Ashraf's offer letter, in January 2018, the Compensation Committee approved a one-time retention bonus payment in an amount equal to 25% of his base salary. In August 2018, in connection with Mr. Ashraf's expanded scope of responsibilities in the role of Chief Financial Officer, the Compensation Committee increased his annual performance bonus target from 50% to 60% of his base salary. In March 2019, the Compensation Committee increased Mr. Ashraf's annual performance bonus target to 75% of his annual base salary. In March 2020, the Compensation Committee confirmed Mr. Ashraf's annual performance bonus target for 2020 would remain at 75% of his annual base salary. On February 24, 2021, Mr. Ashraf was appointed as President of PMI effective March 1, 2021. In connection with his appointment, Mr. Ashraf: (i) will be eligible to receive an annual performance bonus in a target amount of 85% of his base salary; and (ii) was granted an option to purchase 2,000,000 shares of PMI's common stock at an exercise price equal to the fair market value of the common stock on the grant date. The option will vest over a four year period, subject to and in accordance with the terms of the stock option agreement. Effective January 1, 2024, the Compensation Committee increased Mr. Ashraf’s annual performance bonus to a target amount of 100% of his base salary.
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
Melinda Marchesi. In March 2023, PMI entered into an offer letter with Ms. Marchesi in connection with her appointment as its Chief Marketing Officer. In addition to her initial base salary and equity grant, Ms. Marchesi’s offer letter provided for (i) eligibility to receive an annual performance bonus in a target amount of 75% of her base salary (which will be prorated for the fiscal year ended December 31, 2023 equal to the period of her employment between her start date and December 31, 2023); (ii) eligibility to participate in PMI’s Long Term Cash Incentive Plan, subject to the tenure and other requirements set forth therein; and (iii) eligibility to participate in the benefit programs generally available to employees of PMI. In March 2023, PMI and Ms. Marchesi also executed a severance and change in control agreement. The terms of Ms. Marchesi’s severance and change in control agreement are described under “Post-Employment Compensation” above. Ms. Marchesi departed from her role as Chief Marketing Officer of PMI, effective January 15, 2025, and as a result, the terms of her severance agreement are no longer applicable.

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
As of December 31, 2024, an aggregate of 91,544,458 options to purchase our common stock were outstanding or authorized for issuance under the Equity Plans. Of these outstanding and authorized options, a total of 83,441,624 options and 2,560,133 restricted stock units were outstanding under the Equity Plans and 5,542,701 equity awards were available for grant under the 2015 Plan. No equity awards are available for grant under the 2005 Plan. During the year ended December 31, 2024, an aggregate of 4,347,857 options and 14,500 RSUs granted under the Equity Plans either expired or were forfeited. As of December 31, 2024, 67,223,558 options under the Equity Plans were vested and outstanding and 55,199,164 were exercised.

The NEOs identified herein have been granted equity awards upon employment with PMI, for merit increases, and for retention purposes.
Policies and Practices Related to the Grant of Certain Equity Awards
We do not have any formal policies or practices regarding the timing of awards of options in relation to the disclosure of material nonpublic information. Our option awards are typically granted based on a pre-established schedule, with the majority of awards to executive officers and non-executive employees occurring during the first quarter of the year or at the time of hiring or promotion. During the year ended December 31, 2024, none of our named executive officers were awarded options with an effective grant date during any period beginning four business days before the filing or furnishing of a Form 10-Q, Form 10-K, or Form 8-K that disclosed material nonpublic information and ending one business day after the filing or furnishing of such reports.

Outstanding Equity Awards at 2024 Fiscal Year End
The following table sets forth certain information regarding outstanding equity awards granted to PMI’s named executive officers (“NEOs”) that remained outstanding as of December 31, 2024:

	Grant Date		Vesting Commencement Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) [1]
David Kimball	5/3/2016	2	3/18/2016	1,410,925	—	0.02	5/3/2026
	5/3/2016	3	3/18/2016					705,465
	6/17/2016	4	4/28/2016	2,115,703	—	0.02	6/17/2026
	3/17/2017	5	12/1/2016	21,156,579	—	0.02	3/17/2027
	3/20/2018	2	3/1/2018	2,535,292	—	0.02	3/20/2028
Usama Ashraf	3/17/2017	9	2/27/2017	3,397,242	—	0.02	3/17/2027
	11/7/2017	9	2/27/2017	402,758	—	0.02	11/7/2027
	3/20/2018	6	3/1/2018					1,784,793
	8/8/2018	9	7/1/2018	837,719	—	0.02	8/8/2028
	11/5/2019	9	11/5/2019	500,000	—	0.02	11/5/2029
	3/10/2021	9	3/1/2021	1,875,000	125,000	0.06	3/10/2031
	3/25/2022	9	12/16/2021	375,000	125,000	0.71	3/25/2032
	3/25/2022	9	2/3/2022	354,166	145,834	0.71	3/25/2032
Pete Woodhouse	8/10/2021	9	7/1/2021	4,770,344	814,449	0.24	8/10/2031
Edward R. Buell	11/4/2015	7	9/28/2015	75,000	—	0.02	11/4/2025
	6/17/2016	8	4/28/2016	30,325	—	0.02	6/17/2026
	3/17/2017	7	1/1/2017	37,800	—	0.02	3/17/2027
	3/17/2017	8	1/1/2017	30,250	—	0.02	3/17/2027
	3/20/2018	7	3/1/2018	114,875	—	0.02	3/20/2028
	3/20/2018	7	3/1/2018	125,000	—	0.02	3/20/2028
	8/8/2018	7	6/1/2018	149,700	—	0.02	8/8/2028
	5/7/2019	7	3/1/2019	55,850	—	0.02	5/7/2029
	11/5/2019	7	11/5/2019	300,000	—	0.02	11/5/2029
	3/10/2021	9	3/15/2021	709,348	47,290	0.06	3/10/2031
Melinda Marchesi	5/11/2023	9	5/1/2023	2,210,647	3,374,146	0.32	5/11/2033
1.RSUs in each case that remained unvested as of December 31, 2024.
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
The following table sets forth information regarding equity awards held by PMI's named executive officers that were exercised, vested or settled during 2024 (dollar amounts in thousands):

	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting/Settlement ($)
David Kimball	—	—	—	—
Usama Ashraf	—	—	—	—
Pete Woodhouse	—	—	—	—
Edward R. Buell III	—	—	—	—
Melinda Marchesi	—	—	—	—
Potential Payments Upon Termination or a Change In Control of PMI
The following table provides the estimated value of the payments that PMI would provide to its named executive officers in connection with a change in control of PMI and/or a termination of employment, including any options, RSUs and Stock Awards accelerated as a result of the change in control and/or termination. In determining amounts payable, we have assumed in all cases that the change in control or termination of employment, as applicable, occurred on December 31, 2024. With respect to a termination of employment, we have assumed in all cases that the termination was without cause.

Name	Cash Severance ($)	Number of Unvested Options (#)	Estimated Value of Unvested Options at December 31, 2024 ($)	Number of Unvested RSUs and Stock Awards (#)	Estimated Value of Unvested RSUs and Stock Awards at December 31, 2024 ($)	Healthcare Benefits ($)	Total Estimated Value ($)
	(dollar amounts in thousands)

David Kimball
Involuntary Termination or Resignation for Good Reason	1,684	—	—	—	—	25	1,709
Change in Control	—	—	—	705,465	416	—	416
Involuntary Termination or Resignation for Good Reason following Change in Control	2,424	—	—	—	—	25	2,449
Usama Ashraf
Involuntary Termination or Resignation for Good Reason	1,296	—	—	—	—	25	1,321
Change in Control	—	—	—	1,784,793	1,053	—	1,053
Involuntary Termination or Resignation for Good Reason following Change in Control	1,899	395,834	66	—	—	25	1,990
Pete Woodhouse
Involuntary Termination or Resignation for Good Reason	1,056	—	—	—	—	25	1,081
Change in Control	—	—	—	—	—	—	—
Involuntary Termination or Resignation for Good Reason following Change in Control	1,568	814,449	285	—	—	25	1,878
Edward R. Buell III
Involuntary Termination or Resignation for Good Reason	—	—	—	—	—	—	—
Change in Control	—	—	—	—	—	—	—
Involuntary Termination or Resignation for Good Reason following Change in Control	—	47,290	25	—	—	—	25
Melinda Marchesi*
Involuntary Termination or Resignation for Good Reason	402	—	—	—	—	—	402
Change in Control	—	—	—	—	—	—	—
Involuntary Termination or Resignation for Good Reason following Change in Control	402	3,374,146	911	—	—	—	1,313
*Ms. Marchesi departed from her role as the Chief Marketing Officer of PMI in January 2025.
Compensation Committee Interlocks and Insider Participation
During the fiscal year ended December 31, 2024, Claire A. Huang and Thomas R. Kearney served as members of the Compensation Committee. None of these directors is or has been an officer or employee of PMI at any time or had any relationship with PMI requiring disclosure by PMI under Item 404 of Regulation S-K. During the fiscal year ended December 31, 2024, none of PMI's executive officers served as a member of the Board of Directors or Compensation Committee (or other board committee serving an equivalent function) of any unrelated entity that had one or more of its executive officers serving on PMI’s Board of Directors or Compensation Committee (or other board committee serving an equivalent function).
Director Compensation
The following table shows compensation for the year ended December 31, 2024 to PMI’s directors who were not also named executive officers at the time they received compensation as directors (in thousands):

	Fees earned or paid in cash ($)	Equity awards ($)	Total ($)
Claire A. Huang	$85	—	$85
Thomas R. Kearney	$85	—	$85
Peter J. deSilva (1)	$85	—	$85
1.Mr. deSilva held 83,334 unvested stock options at December 31, 2024.

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

    COMPENSATION COMMITTEE
Claire A. Huang, Chairwoman
Thomas R. Kearney
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Prosper Marketplace, Inc.
The following table sets forth information regarding the beneficial ownership of PMI’s Common Stock as of March 1, 2025, by:
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
Percentage ownership calculations are based on 278,186,495 shares of Common Stock outstanding as of March 1, 2025, assuming the conversion of all of PMI’s convertible preferred stock, but excluding any outstanding stock options or warrants. Each share of PMI preferred stock is convertible at any time at the discretion of the holder. Shares of PMI’s Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock, Series E Preferred Stock and Series F Preferred Stock convert into shares of PMI Common Stock at a ratio of 1 to 1. Shares of PMI’s Series A-1 Preferred Stock convert into shares of PMI Common Stock at a ratio of 1,000,000 to 1. Shares of PMI’s Series G Preferred Stock convert into shares of PMI common stock at a ratio of 1 to 1.36.

In computing the number of shares of Common Stock beneficially owned by a person or entity and the percentage ownership of that person or entity, PMI deemed outstanding all shares of Common Stock subject to options and warrants held by that person or entity that are currently exercisable or vesting within 60 days of March 1, 2025. PMI did not deem these shares outstanding for the purpose of computing the percentage ownership of any other person. Beneficial ownership representing less than 1.0% is denoted with an asterisk (*). Except as otherwise indicated in the footnotes to the table below, addresses of named beneficial owners and officers are in care of Prosper Marketplace, Inc., 221 Main Street, 3rd Floor, San Francisco, CA 94105.

	Number of Shares Owned[1]	Number of Shares Underlying Options, and Warrants Exercisable Currently or Within 60 Days[2]	Total Number of Shares Beneficially Owned[3]	Beneficial Ownership Percentage
Directors and Executive Officers
Thomas R. Kearney	20,000	980,000	1,000,000	*
Claire A. Huang	—	1,000,000	1,000,000	*
Peter J. deSilva	—	1,000,000	1,000,000	*
David Kimball	—	27,218,499	27,218,499	8.91%
Usama Ashraf	—	7,950,218	7,950,218	2.78%
Pete Woodhouse	—	5,235,743	5,235,743	1.85%
Edward R. Buell III	—	1,675,438	1,675,438	*
Melinda Marchesi	—	2,326,997	2,326,997	*
All directors and executive officers as a group[4]	20,000	47,386,895	47,406,895	14.56%

5% Shareholders
Francisco Partners[5]	17,413,325	35,544,141	52,957,466	16.88%
Newport Trust Company[6]	51,247,915	—	51,247,915	18.42%
LPG Capital GP Limited[7]	50,776,886	—	50,776,886	18.25%
Soros Fund Management LLC[8]	723,902	51,614,124	52,338,026	15.87%
Accel Partners[9]	24,320,667	—	24,320,667	8.74%
IDG Capital Partners[10]	24,320,667	—	24,320,667	8.74%
JPF LLC[11]	—	41,833,904	41,833,904	13.07%
Rithm Capital Corp.[12]	1	41,833,904	41,833,905	13.07%
Third Point Ventures LLC[13]	—	41,833,904	41,833,904	13.07%
* Less than 1%
1.Includes shares of Common Stock (including Common Stock issuable upon the conversion of preferred stock) owned directly or indirectly, but does not include shares subject to options and warrants.
2.Includes shares subject to options or warrants owned directly or indirectly that are currently exercisable or will become exercisable within 60 days of March 1, 2025.
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
4.Consists of 47,386,895 shares of Common Stock issuable upon the exercise of stock options.
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

Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth information, as of December 31, 2024, with respect to shares of PMI Common Stock that may be issued under PMI’s existing equity compensation plans.

	Number of shares of common stock to be issued upon exercise of outstanding options, warrants, RSUs and rights[1]	Weighted average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders:
Prosper Marketplace, Inc. 2005 Stock Plan, as amended and restated	185,935	$0.02	—
Prosper Marketplace, Inc. 2015 Equity Incentive Plan, as amended	85,815,822	0.20	5,542,701

Equity compensation plans not approved by stockholders:
Outstanding common stock warrants	705,349	0.22	—
Total potential shares	86,707,106	$0.20	5,542,701
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
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Prosper Marketplace, Inc. and Prosper Funding LLC
Deloitte & Touche LLP (“Deloitte”) served as PMI and PFL’s independent registered public accounting firm for the fiscal year ended December 31, 2024 and is serving in such capacity for the current fiscal year. Deloitte was engaged in October 2014.
The aggregate fees billed by Deloitte for professional services to PMI and PFL were $2.2 million and $2.2 million in December 31, 2024 and 2023, respectively.
Audit Fees
The aggregate fees billed by Deloitte for professional services rendered for PMI and PFL for the audit of annual financial statements, the review of the quarterly financial statements, and services that are normally provided in connection with statutory and regulatory filings or engagements were $2.2 million and $2.1 million in 2024 and 2023, respectively.
Audit Related Fees
The aggregate fees billed by Deloitte for professional assurance and related services reasonably related to the performance of the audit of the PMI and PFL’s financial statements, but not included under Audit Fees were zero and $0.1 million in 2024 and 2023, respectively. These fees are for service organization control assessment.
Tax Fees
The aggregate fees billed by Deloitte for 2024 and 2023 for professional services for tax compliance, tax advice and tax planning were zero in 2024 and 2023.
All Other Fees
Deloitte billed $2 thousand and $2 thousand, in 2024 and 2023, respectively, related to fees not included in “Audit,” “Audit Related Fees” or “Tax Fees.”

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Reports of Independent Registered Public Accounting Firms (PCAOB ID No. 34)
(a1) Report of Independent Registered Public Accounting Firm for PMI
(a2) Report of Independent Registered Public Accounting Firm for Prosper Funding LLC
(b) Documents List
93

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Prosper Marketplace, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Prosper Marketplace, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, convertible preferred stock and stockholders’ deficit, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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
Valuation of Financial Instruments – Refer to Note 2 Summary of Significant Accounting Policies, Note 8 Fair Value of Assets and Liabilities and as follows:

•Borrower Loans, at Fair Value – See Note 4. Borrow loans, Loans Held for Sale and Notes, at Fair Value
•Servicing Assets – See Note 6. Servicing Assets
•Credit Card Derivative– See Note 5. Credit Card
•Receivable from Credit Card Partner– See Note 5. Credit Card
•Credit Card Servicing Obligation Liability – See Note 5. Credit Card

Critical Audit Matter Description

The Company measures the following financial instruments at fair value including borrower loans, servicing assets, credit card derivative, receivable from credit card partner and credit card servicing obligation. As of December 31, 2024, borrower loans were $461.8 million, servicing assets were $13.7 million, credit card derivative was $38.7 million, receivable from credit card partner was $104.2 million and credit card servicing obligation liability was recorded within other liabilities. The Company estimates the fair values of these financial instruments using discounted cash flow valuation methodologies incorporating significant unobservable inputs and valuation assumptions that are reflective of management’s own estimates of assumptions that market participants would use in pricing the instruments and requires significant management judgment. Significant unobservable inputs used in the valuation methodology of the servicing assets and credit card servicing obligation include the market servicing rate. For all of these financial instruments, significant unobservable inputs used in the valuation include discount rates, default rates and prepayment rates.

Auditing the methodology and significant unobservable inputs used by management to estimate the fair values of these financial instruments required a high degree of auditor judgment and subjectivity and an increased extent of effort, including the need to involve fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation of these financial instruments and unobservable inputs used by management to estimate the fair value included the following key procedures:

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

•We evaluated the reasonableness of the market servicing rate assumption used in developing the fair value estimate of the servicing assets and credit card servicing obligation liability.

Valuation of Convertible Preferred Stock Warrant Liability – Refer to Note 2 Summary of Significant Accounting policies and Note 13 Convertible Preferred Stock, Convertible Preferred Stock Warrant Liability and Common Stock

Critical Audit Matter Description

Convertible preferred stock warrants are recorded at fair value and subject to remeasurement to fair value at each balance sheet date. As of December 31, 2024, convertible preferred stock warrant liability was $261.2 million. To estimate the fair value of the convertible preferred stock warrants, the Company determines the equity value using methods that may, include a discounted cash flow model, comparable public company analysis, and comparable acquisition analysis, which require significant management judgment. Additionally, management reviews and considers any recent transactions involving the Company's equity in determining whether such transactions should be considered in the valuation. Once the equity value has been estimated, an option pricing model is used to allocate the value to the various classes of equity, including preferred stock. The concluded per share value for the convertible preferred stock warrants is then determined using a Black-Scholes option pricing model.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation of the convertible preferred stock warrant liability included the following key procedures, among others:

•We obtained an understanding of management’s process for developing the valuation model and assumptions applied, as well as the use of a third-party valuation expert.

•With the assistance of our fair value specialists we evaluated the convertible preferred stock warrant valuation methodology, assumptions, and fair value results.

•We evaluated whether management’s assumptions were reasonable including comparing management’s historical forecasts of future cash flows to actual results.

/s/ DELOITTE & TOUCHE LLP

San, Francisco, CA
March 26, 2025

We have served as the Company's auditor since 2014.

Prosper Marketplace, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31,
	2024	2023
Assets:
Cash and Cash Equivalents	$30,334	$34,970
Restricted Cash (1)	114,753	120,298
Accounts Receivable (1)	7,545	7,523
Loans Held for Sale, at Fair Value (1)	—	161,501
Borrower Loans, at Fair Value (1)	461,785	545,038
Receivable from Credit Card Partner, at Fair Value (1)	104,153	—
Property and Equipment, Net	44,273	40,889
Prepaid and Other Assets (1)	25,362	22,273
Credit Card Derivative	38,739	36,848
Servicing Assets	13,718	12,249
Goodwill	36,368	36,368
Intangible Assets, Net	—	85
Total Assets	$877,030	$1,018,042
Liabilities, Convertible Preferred Stock and Stockholders' Deficit:
Accounts Payable and Accrued Liabilities	$58,558	$40,906
Payable to Investors	91,945	86,732
Notes, at Fair Value	283,030	321,966
Notes Issued by Securitization Trusts (1)	258,960	214,798
Warehouse Lines (1)	—	160,207
Term Loan	73,857	75,313
Other Liabilities (1)	33,749	35,259
Convertible Preferred Stock Warrant Liability	261,249	215,041
Total Liabilities	$1,061,348	$1,150,222
Commitments and Contingencies (see Note 17)
Convertible Preferred Stock – $0.01 par value; 444,760,848 shares authorized as of December 31, 2024 and December 31, 2023; 209,613,570 shares issued and outstanding as of December 31, 2024 and December 31, 2023. Aggregate liquidation preference of $370,456 as of December 31, 2024 and 2023.	$322,748	$322,748
Less: Convertible Preferred Stock Held by Consolidated VIE (Note 13), 51,247,915 shares issued and outstanding as of December 31, 2024 and December 31, 2023.	(2,381)	(2,381)
Stockholders' Deficit:
Common Stock – $0.01 par value; 625,000,000 shares authorized; 78,401,384 shares issued and 77,465,449 shares outstanding as of December 31, 2024; 77,861,329 shares issued and 76,925,394 shares outstanding as of December 31, 2023.	300	293
Additional Paid-In Capital	162,643	160,709
Less: Treasury Stock	(23,417)	(23,417)
Accumulated Deficit	(644,211)	(590,132)
Total Stockholders' Deficit	$(504,685)	$(452,547)
Total Liabilities, Convertible Preferred Stock and Stockholders' Deficit	$877,030	$1,018,042
(1) Includes amounts in consolidated variable interest entities presented separately in the table below.
The accompanying notes are an integral part of these consolidated financial statements.

The following table presents the assets and liabilities of consolidated variable interest entities (“VIEs”), which are included in the Consolidated Balance Sheets above. The assets in the table below may only be used to settle obligations of consolidated VIEs and are in excess of those obligations. Additionally, the assets and liabilities in the table below include third-party assets and liabilities of consolidated VIEs only and exclude intercompany balances that eliminate in consolidation. Refer to Note 7, Securitizations, and Note 11, Debt, to the notes to the consolidated financial statements for additional information.

	December 31,
	2024	2023
Assets of consolidated VIEs, included in total assets above:
Restricted Cash	$17,961	$23,546
Accounts Receivable	1,019	—
Loans Held for Sale, at Fair Value	—	161,501
Borrower Loans, at Fair Value	176,208	220,724
Receivable from Credit Card Partner, at Fair Value	104,153	—
Prepaid and Other Assets	—	972
Total assets of consolidated VIEs	$299,341	$406,743
Liabilities of consolidated VIEs, included in total liabilities above:
Notes Issued by Securitization Trusts	$258,960	$214,798
Warehouse Lines	—	160,207
Other Liabilities	1,570	550
Total liabilities of consolidated VIEs	$260,530	$375,555
The accompanying notes are an integral part of these consolidated financial statements.

Prosper Marketplace, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2024	2023	2022
Revenues:
Operating Revenues:
Transaction Fees, Net	$193,588	$127,838	$162,742
Servicing Fees, Net	23,026	15,364	15,113
Loss on Sale of Borrower Loans	(45,316)	(12,380)	(1,039)
Other Revenues	7,773	6,108	6,452
Total Operating Revenues	179,071	136,930	183,268
Interest Income (Expense):
Interest Income on Financial Instruments	89,849	115,663	86,350
Interest Expense on Financial Instruments	(73,826)	(91,983)	(60,025)
Total Interest Income, Net	16,023	23,680	26,325
Change in Fair Value of Financial Instruments	(21,739)	(22,910)	(9,712)
Total Net Revenue	173,355	137,700	199,881
Expenses:
Origination and Servicing	47,628	46,669	56,457
Sales and Marketing	50,638	53,585	81,896
General and Administrative	73,472	85,533	83,658
Change in Fair Value of Convertible Preferred Stock Warrants	46,208	48,695	(84,595)
Gain on Forgiveness of PPP Loan	—	—	(8,604)
Impairment of Right-of-Use Lease Assets	—	196	—
Interest Expense on Term Loan	13,124	12,265	1,527
Other Income, Net	(3,752)	(2,859)	(1,335)
Total Expenses	227,318	244,084	129,004
Net (Loss) Income Before Income Taxes	(53,963)	(106,384)	70,877
Income Tax Expense	(116)	(78)	(295)
Net (Loss) Income	$(54,079)	$(106,462)	$70,582
Less: Net Income Allocated to Participating Securities	—	—	(47,350)
Net (Loss) Income Attributable to Common Stockholders	$(54,079)	$(106,462)	$23,232
Net (Loss) Income Per Share – Basic	$(0.70)	$(1.40)	$0.32
Net (Loss) Income Per Share – Diluted	$(0.70)	$(1.40)	$0.07
Weighted-Average Shares – Basic	77,226,337	76,092,569	73,291,714
Weighted-Average Shares – Diluted	77,226,337	76,092,569	348,593,594
The accompanying notes are an integral part of these consolidated financial statements.

Prosper Marketplace, Inc.
Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit
(in thousands, except share amounts)

	Convertible Preferred Stock		Convertible Preferred Stock Held by Consolidated VIE		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2021	209,613,570	$322,748	(51,247,915)	(2,381)	77,331,229	$245	(5,177,235)	$(23,417)	$157,256	$(554,252)	$(420,168)
Exercise of vested stock options	—	—	—	—	2,133,921	22	—	—	32	—	54
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,526	—	1,526
Net Income	—	—	—	—	—	—	—	—	—	70,582	70,582
Balance at December 31, 2022	209,613,570	322,748	(51,247,915)	(2,381)	79,465,150	267	(5,177,235)	(23,417)	158,814	(483,670)	(348,006)
Exercise of vested stock options	—	—	—	—	2,637,479	26	—	—	91	—	117
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,804	—	1,804
Net Loss	—	—	—	—	—	—	—	—	—	(106,462)	(106,462)
Balance at December 31, 2023	209,613,570	$322,748	(51,247,915)	$(2,381)	82,102,629	$293	(5,177,235)	$(23,417)	$160,709	$(590,132)	$(452,547)
Exercise of vested stock options	—	—	—	—	540,055	7	—	—	11	—	18
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,923	—	1,923
Net Loss	—	—	—	—	—	—	—	—	—	(54,079)	(54,079)
Balance at December 31, 2024	209,613,570	$322,748	(51,247,915)	$(2,381)	82,642,684	$300	(5,177,235)	$(23,417)	$162,643	$(644,211)	$(504,685)
The accompanying notes are an integral part of these consolidated financial statements.

Prosper Marketplace, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2024	2023	2022
Cash Flows from Operating Activities:
Net (Loss) Income	$(54,079)	$(106,462)	$70,582
Adjustments to Reconcile Net (Loss) Income to Net Cash Provided by (Used in) Operating Activities:
Change in Fair Value of Financial Instruments	21,739	22,910	9,712
Depreciation and Amortization	10,816	10,989	10,924
Amortization of Operating Lease Right-of-Use Asset	2,285	2,408	3,545
Gain on Termination of Operating Lease Right-of-Use Asset	—	—	(88)
Impairment of Operating Lease Right-of-Use Asset	—	196	—
Recognition of Servicing Asset on Sale of Borrower Loans	(10,997)	(9,239)	(12,957)
Change in Fair Value of Servicing Rights	8,743	15,564	9,157
Stock-Based Compensation Expense	1,616	1,575	1,326
Change in Fair Value of Convertible Preferred Stock Warrants	46,208	48,695	(84,595)
Amortization of debt discount and debt issuance costs	4,283	3,971	918
Gain on Forgiveness of PPP Loan	—	—	(8,604)
Accrual of Payment-in-Kind Interest on Term Loan	1,292	1,527	193
Other, Net	1,289	370	(1,664)
Changes in Operating Assets and Liabilities:
Purchase of Loans Held for Sale at Fair Value	(2,054,646)	(1,921,129)	(3,063,729)
Proceeds from Sales and Principal Payments of Loans Held for Sale at Fair Value	2,235,519	1,989,170	2,783,971
Accounts Receivable	3	(4,061)	(2,408)
Prepaid and Other Assets	(3,868)	(15,267)	(3,052)
Credit Card Derivative	(9,139)	(561)	3,304
Accounts Payable and Accrued Liabilities	16,595	3,382	11,281
Payable to Investors	5,214	1,420	(67,482)
Other Liabilities	(868)	1,537	3,092
Interest payable	(2,054)	850	1,672
Net Cash Provided by (Used in) Operating Activities	219,951	47,845	(334,902)
Cash Flows from Investing Activities:
Purchase of Borrower Loans Held at Fair Value	(186,073)	(232,306)	(284,921)
Proceeds from Sales and Principal Payments of Borrower Loans Held at Fair Value	196,567	191,077	202,119
Purchases of Property and Equipment	(15,258)	(15,722)	(13,063)
Transfers of Credit Card Receivables from Credit Card Partner	(106,161)	—	—
Principal Payments on Credit Card Receivable from Credit Card Partner	11,885	—	—
Net Cash Used in Investing Activities	(99,040)	(56,951)	(95,865)
Cash Flows from Financing Activities:
Proceeds from Issuance of Notes Held at Fair Value	184,200	231,520	285,115
Payments of Notes Held at Fair Value	(195,169)	(188,670)	(202,308)
Principal Payments on Notes Issued by Securitization Trust	(174,326)	(34,701)	—
Proceeds from Issuance of Securitized Notes (Note 7)	219,054	250,657	—
Proceeds from Warehouse Lines	—	48,478	235,870
Principal payments on Warehouse Lines	(28,601)	(111,732)	—
Extinguishment of Warehouse Line (Note 11)	(129,441)	(223,968)	—
Proceeds from Term Loan (Note 11)	(2,500)	—	73,500
Principal payments on financing lease	—	—	(78)
Payment for Debt Issuance Costs	(4,327)	(3,937)	(402)
Proceeds from Exercise of Stock Options	18	118	54
Net Cash (Used in) Provided by Financing Activities	(131,092)	(32,235)	391,751
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(10,181)	(41,341)	(39,016)
Cash, Cash Equivalents and Restricted Cash at Beginning of the Year	155,268	196,609	235,625
Cash, Cash Equivalents and Restricted Cash at End of the Year	$145,087	$155,268	$196,609

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$84,461	$97,431	$58,114
Cash paid for operating leases included in the measurement of lease liabilities	3,923	3,051	5,770
Non-Cash Investing Activity - Accrual for Property and Equipment, Net	2,525	1,468	1,154
Non-Cash Financing Activity - Accrual for Debt Issuance Costs	—	550	—
Non-Cash Financing Activity - Forgiveness of PPP Loan	—	—	8,604

Reconciliation to Amounts on Consolidated Balance Sheets
Cash and Cash Equivalents	$30,334	$34,970	$83,446
Restricted Cash	114,753	120,298	113,163
Total Cash, Cash Equivalents and Restricted Cash	$145,087	$155,268	$196,609
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
PMI developed a peer-to-peer online credit marketplace (the “marketplace”), and in February 2013 transferred ownership of the marketplace to Prosper Funding LLC (“PFL”), its wholly-owned subsidiary. All of the borrower payment dependent notes (“Notes”) issued and sold through the marketplace today are issued and sold by PFL. PFL also operates the marketplace and facilitates the origination of unsecured, personal loans by WebBank (“Borrower Loans”), an FDIC-insured, Utah-chartered industrial bank, through the marketplace. Pursuant to a Loan Account Program Agreement between PMI and WebBank, PMI manages the operation of the marketplace as an agent of WebBank in connection with the submission of loan applications by potential borrowers. PMI also manages the origination of related loans by WebBank and the funding of such Borrower Loans by WebBank. On February 1, 2013, PFL entered into an Administration Agreement with PMI in its capacity as licensee, corporate administrator, loan marketplace administrator and loan and Note servicer, pursuant to which PMI provides certain back office support, loan platform administration and loan servicing to PFL.
A borrower who wishes to obtain a Borrower Loan through the marketplace must post a loan listing on the marketplace. Listings are allocated to one of two investor funding channels: (i) the “Note Channel,” which allows investors to commit to purchase Notes from PFL, the payments of which are dependent on PFL’s receipt of payments made on the corresponding Borrower Loan; and (ii) the “Whole Loan Channel,” which allows investors to commit to purchase 100% of a Borrower Loan directly from Prosper. As of December 31, 2024, the marketplace is open to investors in 31 states and the District of Columbia. Additionally, as of December 31, 2024, the marketplace is open to borrowers in 48 states and the District of Columbia. Currently our marketplace does not operate internationally.
In December 2021, the Company launched its Prosper Credit Card product in partnership with Coastal Community Bank (“Coastal”), through which eligible consumers are extended unsecured credit through Prosper-branded Credit Cards. In accordance with our program agreement with Coastal, the receivables associated with these Credit Cards are maintained on the balance sheet of Coastal up to a maximum committed amount. New customer accounts are then randomly designated as either Prosper Allocations or Coastal Allocations on an approximate 95% to 5% split, respectively. Each party receives 100% of the interest income and is responsible for the credit losses on its allocated customer accounts. PMI pays Coastal a program fee, and is responsible for verified fraud losses across the entire portfolio and a portion of straight charge-off losses. Credit Card receivables are not available on the Company’s personal loan marketplace for investment purposes.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements include the accounts of PMI and its wholly owned subsidiaries including PFL, Prosper Healthcare Lending LLC (“PHL”), BillGuard, Inc. (“BillGuard”), and its consolidated VIEs including Prosper Warehouse I Trust (“PWIT,” terminated March 28, 2024), Prosper Warehouse II Trust (“PWIIT,” terminated September 25, 2023), Prosper Marketplace Issuance Trust, Series 2023-1 (“PMIT 2023-1”), Prosper Marketplace Issuance Trust, Series 2024-1 (“PMIT 2024-1”), Prosper Credit Card 2024-1 Issuer LLC (“PMCC 2024-1”) and Prosper Grantor Trust (“PGT”). All intercompany balances and transactions between PMI and its subsidiaries have been eliminated in consolidation. PMI and PFL’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
PMI did not have any items of other comprehensive income (loss) during any of the periods presented in the consolidated financial statements as of and for the years ended December 31, 2024, 2023 and 2022.
Notes Issued by Securitization Trusts are notes held by certain third-party investors pursuant to Prosper’s securitization transactions, and are distinguishable from the borrower payment dependent Notes available to investors through the Company’s Note Channel.
Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the related disclosures, including contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. These estimates, judgments and assumptions include but are not limited to the following: (i) the valuation of Loans Held for Sale, Borrower Loans and associated Notes, Receivable from Credit Card Partner, Credit Card Derivative, servicing rights and obligations and the loan trailing fee liability; and (ii) the accounting for the valuation allowance on deferred tax assets, stock-based compensation expense, Intangible Assets, Goodwill, Convertible Preferred Stock Warrant Liability, Transaction Fee refund liability, repurchase obligations and contingent liabilities. These judgments, estimates and assumptions are inherently subjective in nature and actual results may differ from these estimates and assumptions.
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
Transfers of Financial Assets
Prosper sells Borrower Loans through its Whole Loan Channel, as discussed above. In accordance with Accounting Standards Codification (“ASC”) 860, Transfers and Servicing, the Company accounts for transfers of financial assets as sales when it has surrendered control over the transferred assets. Control is generally considered to have been surrendered when the transferred assets have been legally isolated from Prosper, the transferee has the right to pledge or exchange the assets without any significant constraints, and Prosper has not entered into a repurchase agreement, does not hold unconditional call options and has not written put options on the transferred assets. In assessing whether control has been surrendered, Prosper considers whether the transferee would be a consolidated affiliate and the impact of all arrangements or agreements made contemporaneously with, or in contemplation of the transfer, even if they were not entered into at the time of transfer. Prosper measures gain or loss on sale of financial assets as the net proceeds received on the sale less the carrying amount of the loans sold. The net proceeds of the sale include the fair value of any assets obtained or liabilities incurred as part of the transaction, including, but not limited to Servicing Assets, retained securities, and recourse obligations.
In November 2024, Prosper completed the PMCC 2024-1 Credit Card securitization transaction, which is more fully described in Note 7, Securitizations. Based on an analysis of the terms of that transaction, it was determined that the transfers of the underlying Credit Card receivables from Coastal to PMCC 2024-1 do not meet sale accounting requirements under ASC 860. In particular, as cardholders make additional draws on the Credit Cards associated with PMCC 2024-1, they lose their identity and become part of a larger outstanding balance. Further, the interests in the Credit Card receivables do not meet the definition of a participating interest given their lack of stated maturity dates, among other requirements. As a result, the Company derecognizes cash paid to Coastal for the underlying Credit Card receivables, and has recorded an offsetting Receivable from Credit Card Partner on its consolidated balance sheet. Receivable from Credit Card Partner is secured by and effectively mirrors the value of the underlying Credit Card receivables.
Fair Value Measurement
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial instruments measured at fair value consist principally of Borrower Loans and Notes (Notes 4 and 7), Loans Held for Sale (Note 4), Servicing Assets (Note 6), Receivable from Credit Card Partner (Notes 5 and 7), Credit Card Derivative and servicing obligation (Note 5), Loan Trailing Fee Liabilities (Note 10), Debt (Note 11) and Convertible Preferred Stock Warrant Liability (Note 13). The estimated fair values of other financial instruments, including Cash and Cash Equivalents, Restricted Cash, Accounts Receivable, Accounts Payable and Accrued Liabilities, and Payable to Investors approximate their carrying values because of their short-term nature. The estimated fair values of the Term Loan and Warehouse Lines (both, Note 11), as well as Notes Issued by Securitization Trusts (Note 7) do not approximate their carrying values due primarily to differences in the stated and market rates associated with these instruments.
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
As observable market prices are not available for the Borrower Loans, Loans Held for Sale, Notes, Servicing Assets, Receivable from Credit Card Partner and Credit Card Derivative, or for similar assets and liabilities, Prosper believes they should be considered level 3 financial instruments. Prosper primarily uses a discounted cash flow model to estimate their fair values, and key assumptions used in valuation include default rates and prepayment rates derived from market data and historical performance and discount rates based on estimates of the rates of return that investors would require when investing in financial instruments with similar characteristics.
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
Until March 2024, Prosper used Warehouse Lines to purchase Loans Held for Sale that could be subsequently contributed to securitization transactions or sold to investors. Loans Held for Sale were included in “Loans Held for Sale, at Fair Value” on the Consolidated Balance Sheets. In September 2023 and March 2024, in connection with the securitization transactions discussed below, the Loans Held for Sale in these Warehouse Lines were fully contributed to the securitization entities or purchased by Prosper, and the outstanding balances of the Warehouse Lines were fully paid down. See Note 11, Debt, for more details on the termination of the Warehouse Lines.

In September 2023 and March 2024, Prosper closed two separate securitization transactions, PMIT 2023-1 and PMIT 2024-1, respectively, with personal loans previously funded through its PWIIT Warehouse Line and PWIT Warehouse Line, respectively. These newly formed securitization entities issued notes acquired by third parties and residual certificates acquired by PMI (the wholly owned parent of PFL, the sole sponsor of the securitizations). PMIT 2023-1 and PMIT 2024-1 are deemed consolidated VIEs, and as a result the Borrower Loans they hold are presented in “Borrower Loans, at Fair Value,” and the notes sold to third-party investors are included in “Notes Issued by Securitization Trust” on the accompanying consolidated balance sheets. See Note 7, Securitizations, for additional disclosures related to these securitizations.
Borrower Loans and Loans Held for Sale are purchased from WebBank. Prosper places Borrower Loans and Loans Held for Sale on non-accrual status when they are 120 days past due. When a loan is placed on non-accrual status, Prosper stops accruing interest and reverses all accrued but unpaid interest as of such date. Additionally, Prosper charges-off Borrower Loans and Loans Held for Sale when they are 120 days past due. The fair value of Borrower Loans 120 or more days past due generally consists of the expected recovery from debt sales in subsequent periods.
Prosper has elected the fair value option for Borrower Loans, Loans Held for Sale and Notes. Changes in the fair value of Borrower Loans funded through the Note Channel are largely offset by the changes in fair value of Notes due to the borrower payment-dependent design of the Notes. Changes in the fair value of Borrower Loans and Loans Held for Sale are recorded through Proper's earnings and Prosper collects interest on Borrower Loans and Loans Held for Sale. Changes in the fair values of Borrower Loans, Loans Held for Sale and Notes are included in Change in Fair Value of Financial Instruments on the accompanying consolidated statements of operations. See Note 4, Borrower Loans, Loans Held for Sale and Notes, at Fair Value, for further details on the methodologies utilized to value these financial instruments.
Credit Card
Credit Card Derivative
The Company evaluated the terms of the Credit Card program agreement (the “Credit Card Program Agreement”) with Coastal and determined that it contained features that met the definition of derivatives under ASC 815, Derivatives and Hedging. These features are freestanding financial instruments (as defined under ASC 480, Distinguishing Liabilities from Equity), and have been valued separately as derivatives. A right of offset exists between the derivatives, and they are presented net, at fair value, on the accompanying consolidated balance sheets. Prosper uses a discounted cash flow model to estimate the fair value of the Credit Card Derivative. The key assumptions used in the valuation include average portfolio interest rates, as well as default and prepayment rates derived primarily from relevant market data and historical performance, adjusted as necessary based on the perceived credit risk of the underlying cardholders. In addition, a single discount rate based on the estimate of the rate of return that investors would require when investing in similar credit card portfolios, is applied to the individual freestanding derivatives. Changes in the fair value of the Credit Card Derivative, as well as settled transactions from the Credit Card portfolio, are recorded in Change in Fair Value of Financial Instruments on the accompanying consolidated statements of operations.
In March 2024, the Company executed an amendment to the Credit Card Program Agreement that revised the allocation of new customer accounts designated as Prosper accounts (“Prosper Allocations”) and Coastal accounts (“Coastal Allocations”) from 90% and 10%, respectively, to 95% and 5%, respectively. Additionally, the maximum outstanding Credit Card principal balance for Prosper Allocations was increased from $300 million to $350 million. These changes went into effect on April 1, 2024. In September 2024, the Company executed a second amendment to the Credit Card Program Agreement that temporarily increased the maximum outstanding Credit Card principal balance for Prosper Allocations from $350 million to $375 million through November 1, 2024. As of December 31, 2024, the maximum outstanding Credit Card principal balance for Prosper Allocations was $350 million.
Refer to Note 5, Credit Card, for additional details on revenues and expenses related to the Credit Card product.
Receivable from Credit Card Partner
In November 2024, Prosper closed a securitization transaction, PMCC 2024-1, with performing Credit Card receivables previously included within the Prosper Allocations on Coastal’s balance sheet. This newly formed securitization entity issued notes acquired by third parties, and a residual certificate to PMI, the sole sponsor of the securitization. PMCC 2024-1 is structured as a limited liability company in which PMI is the sole member, but was determined to be a VIE due to its lack of equity at risk. As PMI is considered the primary beneficiary of the VIE, it fully consolidates PMCC 2024-1 and all transactions between the two entities are eliminated. As discussed above, because the transfers of the underlying Credit Card receivables do not meet the requirements for sale accounting treatment under ASC 860, Transfers and Servicing, the Company has recorded a Receivable from Credit Card Partner on the consolidated balance sheet.

The Company elected to carry the Receivable from Credit Card Partner at fair value, effectively consisting of the fair value of the underlying Credit Card receivables, in order to align with the measurement and presentation of the Borrower Loans and Credit Card Derivative. Prosper uses a discounted cash flow model to estimate the fair value of the securitization residual interest, given that the Company is the sole sponsor of the securitization and is entitled to all residual cash flows it generates. This involves utilizing certain assumptions similar to those used to value the Credit Card Derivative, including the discount and prepayment rates. Additional assumptions are adjusted to reflect the specific characteristics of the securitized Credit Card receivables, including the average portfolio interest rate and the default rate. The residual interest fair value is then added to the applicable securitization advance rate applied to the outstanding balance of the Credit Card receivables to calculate the estimated fair value of Receivable from Credit Card Partner. Changes in the fair value of the Receivable from Credit Card Partner are recorded in Changes in Fair Value of Financial Instruments on the consolidated statement of operations. See Note 5, Credit Card, and Note 7, Securitizations, for additional disclosures related to this securitization.
Servicing Assets and Obligation
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
Prosper is also responsible for servicing the entire Credit Card portfolio and recognizes a servicing obligation liability for the Credit Card receivables that are not included in the Receivable from Credit Card Partner. This Credit Card servicing obligation is measured and recorded to the extent servicing fees the Company expects to earn do not exceed the estimated market servicing rate a market participant would require to service the portfolio, and is recorded within Other Liabilities on the consolidated balance sheets. Prosper uses a discounted cash flow model to estimate the fair value of the Credit Card servicing obligation which incorporates observable inputs such as the contractual servicing fee revenue that the Company earns on the Credit Card portfolio and the current outstanding principal balances of the related Credit Card receivables, as well as significant unobservable inputs such as the estimated market servicing rate to service the portfolio, the prepayment rates, the default rates and the discount rate.
Changes in the fair value of the Servicing Assets and Credit Card servicing obligation are recorded in Servicing Fees, Net on the accompany statements of operations.
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
Costs incurred prior to meeting these criteria, together with costs incurred for training and maintenance, are expensed. Costs incurred for upgrades and enhancements that are considered probable to result in additional functionality are capitalized. Capitalized costs are included in Property and Equipment and amortized to expense using the straight-line method over their expected lives. Software and website development assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The recoverability of software and website development assets to be held and used is measured by a comparison of the carrying amount of the asset group to the future net undiscounted cash flows expected to be generated by the asset group. If such software and website development assets are considered to be impaired, the impairment to be recognized is the excess of the carrying amount over the fair value of the software and website development asset group.
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
Costs of internally developing any intangibles are expensed as incurred. Intangible Assets identified through the acquisitions of American Healthcare Lending and BillGuard include customer relationships, technology and a brand name. The user base and customer relationship Intangible Assets were amortized on an accelerated basis over a three to ten year period. The technology and brand name Intangible Assets were amortized on a straight-line basis over three to five years and one year, respectively. As of December 31, 2024, all Intangible Assets were fully amortized.
Payable to Investors
Payable to Investors primarily represents the obligation to investors related to cash held in an account for the benefit of investors and payments-in-process received from borrowers.
Term Loan
Prosper entered into a Credit Agreement, which provided for a Term Loan with a third-party financial institution in November 2022, which is more fully described in Note 11, Debt. This Term Loan is carried at amortized cost, net of discounts and issuance costs, which are subsequently amortized to Interest Expense on Term Loan over the life of the underlying agreement. Interest Expense on Term Loan is presented as a component of Expenses on the accompanying consolidated statements of operations.
Warehouse Lines
Warehouse Lines were carried at amortized cost. Prosper deferred specific incremental costs directly related to entering into the Warehouse Lines and subsequently amortized them into interest expense over the life of the arrangements. As discussed above and in Note 11, Debt, all of the Company’s warehouse lines were terminated as of December 31, 2024.
Convertible Preferred Stock Warrant Liability
Prosper has entered into varying arrangements with investors to issue preferred stock warrants in exchange for their participation as a purchaser of Borrower Loans. In all cases, these warrants are free standing financial instruments due to their status as legally detached and separately exercisable warrants without conditions requiring Prosper to repurchase those warrants or the underlying preferred shares. These freestanding warrants are accounted for in accordance with ASC 480, Distinguishing Liabilities from Equity. Under ASC 480, vested freestanding warrants to purchase the Company’s convertible redeemable preferred stock are classified as a liability on the Consolidated Balance Sheets and carried at fair value because the warrants may conditionally obligate the Company to transfer assets at some point in the future. The Company records the warrants at fair value on issuance. The warrants are subject to remeasurement to fair value at each balance sheet date, and any change in their fair value is recognized as Change in Fair Value of Convertible Preferred Stock Warrants in the Consolidated Statements of Operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the warrants, the completion of a deemed liquidation event or the conversion of convertible redeemable preferred stock into Common Stock.
Loan Trailing Fee Liability
On July 1, 2016, Prosper signed a series of agreements with WebBank which, among other things, includes an additional program fee (the “Loan Trailing Fee”) paid to WebBank in connection with the performance of each loan sold to Prosper. These agreements became effective as of August 1, 2016. The Loan Trailing Fee is dependent on the amount and timing of principal and interest payments made by borrowers of the underlying loans, irrespective of whether the loans are sold by Prosper, and gives WebBank an ongoing financial interest in the performance of the loans it originates. This fee is paid by Prosper to WebBank over the term of the respective loans and is a function of the principal and interest payments made by borrowers of such loans. In the event that principal and interest payments are not made with respect to any loan, Prosper is not required to make the related Loan Trailing Fee payment. The obligation to pay the Loan Trailing Fee for any loan sold to Prosper is recorded at fair value at the time of the origination of such loan within Other Liabilities and recorded as a reduction of Transaction Fees, Net. Any changes in the fair value of this liability are recorded in “Servicing Fees, Net” on the Consolidated Statements of Operations. The fair value of the Loan Trailing Fee represents the present value of the expected monthly Loan Trailing Fee payments, which takes into consideration certain assumptions related to expected prepayment rates and default rates.
Revenue Recognition
Revenue primarily results from Transaction Fees, Servicing Fees and Net Interest Income earned, partially offset by Loss on Sale of Borrower Loans. Fees include Transaction Fees for services performed on behalf of WebBank to originate a loan, as well as program fees and broker fees generated from the Company’s Credit Card and Home Equity products, respectively. PMI also has other smaller sources of revenue reported as Other Revenues, including referral and incentive fees. Changes in Fair Value of Financial Instruments are included as a component of Total Net Revenue, and include changes in the fair value of Borrower Loans and Notes, Loans Held for Sale, Credit Card Derivative (including realized transactions) and Receivable from Credit Card Partner.
Transaction Fees
Prosper has a customer contract with WebBank to facilitate the origination of all Borrower Loans through Prosper’s marketplace. In exchange for these services, Prosper earns a transaction fee from WebBank that is recognized when performance is complete and upon the successful origination of a Borrower Loan. The transaction fee Prosper earns is determined by the term and credit grade of the Borrower Loan that is facilitated on Prosper’s marketplace, and ranges from 1.00% to 9.99% of the original principal amount of each Borrower Loan that WebBank originates. Prosper records the transaction fee net of any fees paid to WebBank because Prosper does not receive an identifiable benefit from WebBank other than the borrower loan that has been recognized at fair value. Additionally, the Company assumes WebBank’s obligation under Utah law to refund the pro-rated amount of the transaction fee in excess of 5% in the event of a borrower prepayment of the loan in full before maturity. Actual and expected refunds are recorded as a reduction of “Transaction Fees, Net” on the

Company’s Consolidated Statements of Operations, and are included in “Accounts Payable and Accrued Liabilities” on the Company’s Consolidated Balance Sheets (Note 17).
 The Company also generates various Credit Card program fees through its partnership with Coastal. These include interchange fees, annual fees and late fees, which compensate Prosper for its role in marketing and managing the Credit Card product. Interchange and late fees are recognized as they are generated each month, while annual fees received are deferred and recognized over the annual period to which they relate.
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
Under the Credit Card program agreement, Prosper is responsible for servicing the entire underlying Credit Card portfolio. Coastal pays the Company a 1% per annum servicing fee on the daily outstanding balance of receivables designated as Coastal Allocations. To the extent these servicing fees do not exceed the market servicing rate a market participant would require to service the Credit Card portfolio (excluding the Receivable from Credit Card Partner), the Company records a servicing obligation liability and measures it at fair value throughout the servicing period. Changes in the fair value of the servicing obligation liability are recorded in Servicing Fees.
Loss on Sale of Borrower Loans
Prosper recognizes a Loss on Sale of Borrower Loans for incentives provided at the time Borrower Loans are sold through the Whole Loan Channel. Due to market volatility and incentives offered by competitors, these incentives have increased in recent years. Any additional Gains or Losses on Sale of Borrower Loans are recognized as the net proceeds received on a sale, less the fair value of the Borrower Loans sold. The net proceeds of the sale represent the fair value of any assets obtained or liabilities incurred as part of the transaction, including, but not limited to Servicing Assets, retained securities and repurchase obligations provided or received at the time of sale.
Interest Income on Financial Instruments and Interest Expense on Financial Instruments
Prosper recognizes interest income on Borrower Loans, Loans Held for Sale and Receivable from Credit Card Partner using the accrual method based on the stated interest rate to the extent we believe it to be collectible. The Company also records interest expense on the corresponding Notes, at Fair Value, Notes Issued by Securitization Trusts and Warehouse Lines based on the contractual interest rates.
Other Revenues
Other Revenues consist primarily of credit referral fees. These fees are earned from partner companies for the referral of customers on the Company’s platform. The transaction price is a fixed amount per referral and is recognized by the Company upon a successful referral. Other revenues also include incentive fees related to the Company’s Credit Card program.
As of December 31, 2024, Prosper had no contract assets, contract liabilities or deferred contract costs. As of December 31, 2024, Prosper had no unsatisfied performance obligations related to Transaction Fees or Other Revenues.

Advertising Costs
Advertising costs are expensed when incurred and are included in “Sales and Marketing” expense in the accompanying Consolidated Statements of Operations. Prosper incurred advertising costs of $13.7 million, $17.6 million and $15.0 million for the years ended December 31, 2024, 2023 and 2022, respectively.
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
Recent Accounting Pronouncements
Accounting Standards Issued, Recently Adopted by the Company
In March 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-04, “Reference Rate Reform (Topic 848),” which provides optional expedients and exceptions for applying GAAP on contract modifications and hedge accounting, in order to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative referenced rates, such as the Secured Overnight Financing Rate. The optional guidance, which became effective on March 12, 2020, could be applied through December 31, 2022. In December 2022, the FASB issued No 2022-06 extending the sunset date of the relief provided under ASU 2020-04 to December 31, 2024. The Company amended its agreements and transitioned to SOFR for contracts that previously referenced LIBOR. There was no material impact to the Company’s consolidated financial statements associated with adopting this new standard.
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. This amendment is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. The Company updated its disclosures as required in the current year, and applied those updates retrospectively to all prior periods presented in the consolidated financial statements. See Note 21, Segments, for further detail on segment information.

Accounting Standards Issued, to be Adopted by the Company in Future Periods
In October 2023, the FASB issued ASU No. 2023-06, “Disclosure Improvements: Codification Amendments in Response to the Securities and Exchange Commission’s Disclosure Update and Simplification Initiative.” The amendments in this update modify the disclosure or presentation requirements of a variety of Topics in the ASC in response to the SEC’s Release No. 33-10532, “Disclosure Update and Simplification Initiative,” and align the ASC’s requirements with the SEC’s regulations. The effective date for each amendment will be the date on which the SEC's removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective. However, if by June 30, 2027, the SEC has not removed the related disclosure from its regulations, the amendments will be removed from the Codification and not become effective. Early adoption is prohibited. The Company does not expect the adoption of this ASU to have a material impact on the Company’s Consolidated Financial Statements and related disclosures.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which enhances effective tax rate reconciliation disclosure requirements and provides clarity to the disclosures of income taxes paid, income before taxes and provision for income taxes. The amendments are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments in this update should be applied on a prospective basis. Retrospective application is permitted. The Company is currently evaluating this ASU to determine its impact on the Company’s disclosures.

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures,” that requires more detailed disclosure about certain costs and expenses presented in the income statement, including inventory purchases, employee compensation, selling expense and depreciation expense. The guidance is effective for annual periods beginning after December 15, 2026. Early adoption is permitted. The Company is currently evaluating this ASU to determine its impact on the Company’s disclosures.

Other recent accounting pronouncements issued by the FASB did not, or are not believed by management to, have a material impact on the Company’s present or future financial statements.

NOTE 3. PROPERTY AND EQUIPMENT, NET
Property and Equipment, Net consists of the following at the dates presented (in thousands):

	December 31,
	2024	2023
Internal-use software and website development costs	$66,101	$58,423
Operating lease right-of-use assets	22,690	22,655
Computer equipment	6,335	10,466
Office equipment and furniture	2,975	2,936
Leasehold improvements	7,143	6,827
Assets not yet placed in service	16,271	9,953
Property and equipment	121,515	111,260
Less: Accumulated depreciation and amortization	(77,242)	(70,371)
Total Property and Equipment, Net	$44,273	$40,889

Depreciation and amortization expense for Property and Equipment, Net for the years ended December 31, 2024, 2023 and 2022 was $10.7 million, $10.9 million and $10.8 million, respectively. These charges are included in Origination and Servicing and General and Administrative expenses on the consolidated statements of operations. Prosper capitalized internal-use software and website development costs in the amount of $15.9 million, $14.9 million and $11.0 million for the years ended December 31, 2024, 2023 and 2022, respectively. Additionally, disclosures around the operating lease right-of-use assets are included in Note 16, Leases.
NOTE 4. BORROWER LOANS, LOANS HELD FOR SALE AND NOTES, AT FAIR VALUE
The fair values of the Borrower Loans and Notes issued through the Note Channel are estimated using discounted cash flow methodologies based upon a set of valuation assumptions. The primary assumptions used to value such Borrower Loans and Notes include default rates, prepayment rates and recoveries derived from historical performance and discount rates based on the rates of return that investors would require when investing in financial instruments with similar characteristics. The obligation to pay principal and interest on any series of Notes is equal to the payments, if any, received on the corresponding Borrower Loan, net of the servicing fee. As such, the fair value of the Notes is approximately equal to the fair value of the Borrower Loans originated through the Note Channel, adjusted for the servicing fee and the timing of borrower payments subsequently disbursed to the Note holders. The effective interest rate associated with any series of Notes will be less than the interest rate earned on the corresponding Borrower Loan due to the servicing fee.
Prosper Warehouse I Trust (“PWIT”) and Prosper Warehouse II Trust (“PWIIT”), consolidated VIEs, purchased Loans Held for Sale from the Company through warehouse arrangements with national banking associations and asset managers. The Company terminated PWIIT and PWIT in September 2023 and March 2024, respectively. See Note 11, Debt, for more details. Prosper utilized Warehouse Lines to finance Loans Held for Sale that were subsequently contributed to securitization transactions. The fair value of the Loans Held for Sale was estimated using the same methodology used to value Borrower Loans.
As of December 31, 2024 and 2023, Borrower Loans, Loans Held for Sale and Notes were as follows (in thousands):

	Borrower Loans		Loans Held for Sale		Notes
	2024	2023	2024	2023	2024	2023
Aggregate principal balance outstanding	$489,289	$577,029	$—	$170,925	$301,246	$345,341
Fair value adjustments	(27,504)	(31,991)	—	(9,424)	(18,216)	(23,375)
Fair value	$461,785	$545,038	$—	$161,501	$283,030	$321,966
Borrower Loans
As of December 31, 2024, outstanding Borrower Loans had original terms to maturity of 24, 36, 48 or 60 months, had monthly payments with fixed interest rates ranging from 6.00% to 33.00% and had various original maturity dates through December 2029. At December 31, 2023, outstanding Borrower Loans had original terms to maturity of 24, 36, 48 or 60 months, had monthly payments with fixed interest rates ranging from 5.46% to 33.00% and had various original maturity dates through December 2028.
As of December 31, 2024, the Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $5.4 million and a fair value of $1.1 million. As of December 31, 2023, the Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $7.0 million and a fair value of $1.3 million. We place loans on non-accrual status when they are over 120 days past due. As of December 31, 2024 and 2023, Borrower Loans in non-accrual status had a fair value of $0.6 million and $1.0 million, respectively.
Loans Held for Sale
Effective March 28, 2024, the outstanding balance of Loans Held for Sale was reduced to zero following the contribution of loans held in consolidated warehouse trusts to the PMIT 2024-1 securitization transaction, which followed the PMIT 2023-1 securitization transaction in September 2023, as more fully described in Note 7, Securitizations. The Company has not designated any new personal loans as Loans Held for Sale since these transactions, other than loans that are purchased and immediately sold through our Whole Loan Channel. At December 31, 2023, outstanding Loans Held for Sale had original terms to maturity of 24, 36, 48 or 60 months, had monthly payments with fixed interest rates ranging from 6.00% to 33.00% and had various original maturity dates through July 2028. Interest income earned on Loans Held for Sale by the Company was $4.3 million and $53.7 million for the years ending December 31, 2024 and 2023, respectively.
As of December 31, 2023, Loans Held for Sale that were 90 days or more delinquent, had an aggregate principal amount of $2.1 million and a fair value of $0.5 million. PMI places loans on non-accrual status when they are over 120 days past due. As of December 31, 2023, Loans Held for Sale in non-accrual status had a fair value of $0.2 million.

NOTE 5. CREDIT CARD
Credit Card Derivative
Prosper recognizes unrealized and settled gains and losses on the Credit Card Derivative within Change in Fair Value of Financial Instruments on the accompanying consolidated statements of operations. These gains and losses primarily consist of interest income and debt sales on charged off balances, less Coastal program fees, credit losses and fraud losses. For the years ended December 31, 2024, 2023 and 2022 the Company recognized $13.3 million, $26.1 million and $9.8 million, respectively, of unrealized gains from fair value changes on the Credit Card Derivative. Changes from settled transactions underlying the Credit Card Derivative were losses of $9.1 million and $0.6 million for the years ended December 31, 2024 and 2023, respectively, and a gain of $4.3 million for the year ended December 31, 2022. For the year ended December 31, 2024, the Company also recognized an $11.4 million reduction to the fair value of the Credit Card Derivative related to the underlying Credit Card receivables contributed to the PMCC 2024-1 securitization on November 1, 2024. As of December 31, 2024 and 2023, the outstanding principal balance of Prosper and Coastal Allocation Credit Card receivables was $303.2 million and $286.3 million, respectively.
Receivable from Credit Card Partner
Gains and losses on the Receivable from Credit Card Partner, which effectively consists of the underlying Credit Card receivables securitized through PMCC 2024-1 (as discussed at Note 2, Summary of Significant Accounting Policies, and at Note 7, Securitizations) are also recognized within Change in Fair Value of Financial Instruments. For the year ended December 31, 2024, the Company recognized a fair value gain of $7.5 million gain upon the closing of the PMCC 2024-1 securitization on November 1, 2024, and a $1.9 million fair value gain subsequent to that date. In addition, the Company recorded $3.6 million in Total Interest Income, Net related to the PMCC 2024-1 Credit Card receivables and Notes Issued by Securitization Trust. As of December 31, 2024, the outstanding principal balance of Credit Card receivables within PMCC 2024-1 is $91.2 million.
Program Fees
The Company records revenue from various fees generated from the Credit Card program and PMCC 2024-1, including interchange fees, annual fees and late fees, net of a portion of the interchange fees that must be remitted to Coastal. These fees are included in Transaction Fees, Net on the accompanying consolidated statements of operations. For the years ended December 31, 2024 and 2023 these fees totaled $24.1 million and $18.1 million, respectively.
Servicing Obligation and Fees
Changes in the fair value of the Credit Card servicing obligation liability are recorded in Servicing Fees, Net on the accompanying consolidated statement of operations, and totaled a $0.8 million gain, a $6.0 million loss and a $3.7 million loss for the years ended December 31, 2024, 2023 and 2022, respectively. No servicing asset or obligation is recognized for Credit Card receivables securitized in PMCC 2024-1, given that PMI consolidates that entity.

NOTE 6. SERVICING ASSETS
Prosper accounts for Servicing Assets at their estimated fair values with changes in fair values recorded in Servicing Fees, Net on the accompanying Consolidated Statement of Operations. The initial asset or liability is recognized in Gain (Loss) on the Sale of Borrower Loans on the Consolidated Statements of Operations when the Company sells Borrower Loans to unrelated third-party buyers through the Whole Loan Channel and the servicing rights are retained. The Servicing Assets are measured at fair value throughout the servicing period. The Company recognized gains from the initial recognition of Servicing Assets on the sale of Borrower Loans in the amounts of $11.0 million, $9.2 million and $13.0 million for the years ended December 31, 2024, 2023 and 2022, respectively. These amounts are recorded in Loss on Sale of Borrower Loans on the Consolidated Statements of Operations, and are offset primarily by incentives provided to loan buyers at the time of sale.
As of December 31, 2024, Borrower Loans that were sold, but for which Prosper retained servicing rights, had a total outstanding principal balance of $3.3 billion, original terms to maturity of 24, 36, 48 or 60 months, monthly payments with fixed interest rates ranging from 5.46% to 33.00%, and various original maturity dates through December 2029. As of December 31, 2023, Borrower Loans that were sold, but for which Prosper retained servicing rights, had a total outstanding principal balance of $3.1 billion, original terms to maturity of 24, 36, 48 or 60, monthly payments with fixed interest rates ranging from 5.46% to 33.00%, and various original maturity dates through December 2028.
Contractually-specified personal loan servicing fees and ancillary fees totaling $32.0 million, $30.9 million and $28.9 million are included on the consolidated statements of operations in Servicing Fees, Net for the years ended December 31, 2024, 2023 and 2022, respectively.
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

NOTE 7. SECURITIZATIONS
Personal Loan Securitizations
Prosper served as the sole sponsor of two securitizations of unsecured personal whole loans facilitated through the Company’s marketplace that were previously held in consolidated warehouse trusts: PMIT 2023-1 in September 2023 and PMIT 2024-1 in March 2024, respectively. These transactions benefit the Company by reducing the financing costs associated with the underlying Borrower Loans. Both securitizations issued senior notes and residual certificates to finance the purchase of Borrower Loans. The notes were sold to third-party investors and a majority-owned affiliate of the sole sponsor of the securitizations, PFL, retained the residual certificates. In addition to the residual certificates, Prosper’s continued involvement includes servicing responsibilities over the life of the underlying loans.
PMIT 2023-1 and PMIT 2024-1 (together, the “PMITs”) are deemed VIEs, and the Company consolidates them as the primary beneficiary. Through Prosper’s role as the servicer, it has the power to direct the activities that most significantly affect the PMITs’ economic performance. Additionally, because the Company holds the residual certificates, it has a variable interest that could potentially be significant to the PMITs. In evaluating whether Prosper is the primary beneficiary, management considers both qualitative and quantitative factors regarding the nature, size and form of the Company’s involvement with the PMITs. Management assesses whether Prosper is the primary beneficiary of the PMITs on an on-going basis. For the PMITs, the creditors have no recourse to the general credit of Prosper and the liabilities of the PMITs can only be settled by their respective assets. Additionally, the assets of the PMITs can be used only to settle obligations of the PMITs. Because Prosper consolidates the PMITs’ securitization trusts, the Borrower Loans held in those trusts are included in Borrower Loans, at Fair Value, and the notes sold to third-party investors are presented in Notes Issued by Securitization Trusts on the consolidated balance sheets. Because Prosper holds 100% of the residual certificates issued by the PMITs, they eliminate through consolidation and are thus not presented on the consolidated balance sheets.
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
The notes under PMIT 2023-1 were issued in five classes: Class A in the amount of $165.5 million, Class B in the amount of $25.4 million, Class C in the amount of $25.1 million, Class D in the amount of $22.3 million and Class E in the amount of $13.1 million (collectively, the “2023-1 Notes”). The Class A, Class B, Class C, Class D and Class E notes bear interest at fixed rates of 7.06%, 7.48%, 8.29%, 11.24% and 15.49%, respectively. Principal and interest payments began in October 2023 and are payable monthly. The 2023-1 Notes are recorded at amortized cost, net of original issue discounts totaling approximately $0.8 million. These discounts, along with debt issuance costs incurred of $2.7 million, are deferred and amortized into interest expense over the contractual lives of the 2023-1 Notes using the effective interest method. As of December 31, 2024, the outstanding principal and accrued interest of the 2023-1 Notes was $107.6 million, secured by an aggregate outstanding principal balance of $112.3 million of borrower loans, and approximately $10.1 million in cash collections held in collateral and reserve accounts included in Restricted Cash on the Consolidated Balance Sheets. As of December 31, 2023, the outstanding principal and accrued interest of these notes was $217.5 million, secured by an aggregate outstanding principal balance of $232.0 million of borrower loans included in Borrower Loans, at Fair Value on the Consolidated Balance Sheets, and approximately $12.6 million in cash collections held in collateral and reserve accounts included in Restricted Cash on the consolidated balance sheets.
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
The notes under PMIT 2024-1 were issued in four classes: Class A in the amount of $105.2 million, Class B in the amount of $10.8 million, Class C in the amount of $10.3 million and Class D in the amount of $10.2 million (collectively, the “2024-1 Notes”). The Class A, Class B, Class C and Class D notes bear interest at fixed rates of 6.12%, 6.13%, 6.96%, 10.98%, respectively. The 2024-1 Notes are recorded at amortized cost, net of debt issuance costs incurred of $1.5 million. These debt issuance costs are deferred and amortized into interest expense over the contractual lives of the 2024-1 Notes using the effective interest method. As of December 31, 2024, the outstanding principal and accrued interest of the 2024-1 Notes was

$71.9 million, secured by an aggregate outstanding principal balance of $74.3 million of borrower loans included in “Borrower Loans, at Fair Value” on the Consolidated Balance Sheets, and approximately $6.8 million in cash collections held in collateral and reserve accounts included in “Restricted Cash” on the Consolidated Balance Sheets.
Credit Card Securitization
PMCC 2024-1
In November 2024, PMI closed the PMCC 2024-1 Transaction, a securitization of Credit Card receivables previously classified as Prosper Allocations on Coastal’s balance sheet. Based on the terms of the underlying agreements, PMI and Coastal agreed to transfer Credit Card receivables with an aggregate outstanding principal balance of $90.9 million as of the established cutoff date of September 30, 2024, to the PMCC 2024-1 Transaction. On November 1, 2024, these Credit Card receivables, with an updated aggregate outstanding principal balance of approximately $94.7 million, along with associated interest receivable of $2.2 million, were transferred to the PMCC 2024-1 Transaction. PMCC 2024-1 issued notes and a residual certificate to finance the payment to Coastal for the transfer of the Credit Card receivables. The notes were sold to the third-party investors, and the residual certificate was acquired by PMI, as the sole sponsor of the PMCC 2024-1 Transaction. In addition to the residual certificate, PMI’s continued involvement includes servicing responsibilities over the life of the underlying Credit Card receivables, including curing any Asset Deficiency (see below).
PMCC 2024-1 is structured as a limited liability company and is wholly owned by PMI, but is considered a deemed VIE due to its lack of equity at risk. PMI consolidates it as the primary beneficiary, as through its role as the servicer, the Company has the power to direct the activities that most significantly affect the PMCC 2024-1 Transaction’s economic performance. Additionally, because the Company holds the residual certificate, it has a variable interest that could potentially be significant to PMCC 2024-1. In evaluating whether PMI is the primary beneficiary, management considers both qualitative and quantitative factors regarding the nature, size and form of the Company’s involvement with PMCC 2024-1. Management assesses whether PMI is the primary beneficiary of the VIE on an on-going basis. For PMCC 2024-1, the creditors have no recourse to the general credit of Prosper and the liabilities of the limited liability company can only be settled by PMCC 2024-1’s assets. Additionally, the assets of PMCC 2024-1 can be used only to settle obligations of PMCC 2024-1. As discussed in Note 2, Summary of Significant Accounting Policies, because the transfers of the underlying Credit Card receivables from Coastal to PMCC 2024-1 do not meet the requirements for sales accounting treatment under ASC 860, Transfers and Servicing, the Company has recorded on its consolidated balance sheet a Receivable from Credit Card Partner that effectively consists of the underlying Credit Card receivables securitized through PMCC 2024-1. Notes sold to third-party investors are presented in Notes Issued by Securitization Trust on the consolidated balance sheets. Because Prosper holds 100% of the residual certificate issued by PMCC 2024-1, it eliminates through consolidation and is thus not presented on the consolidated balance sheets.
The notes under PMCC 2024-1 were issued in four classes: Class A in the amount of $46.3 million, Class B in the amount of $10.7 million, Class C in the amount of $11.1 million and Class D in the amount of $14.8 million (collectively, the “PMCC 2024-1 Notes”). The Class A, Class B, Class C and Class D notes bear interest at fixed rates of 6.15%, 7.15%, 10.05% and 14.64%, respectively. No principal payments will be due on the PMCC 2024-1 Notes for the first two years of the PMCC 2024-1 Transaction, which is referred to as the revolving period. At the end of that two-year period, if the revolving period is not extended, the PMCC 2024-1 Transaction enters the amortization period, whereby the PMCC 2024-1 Notes will be repaid in accordance with a waterfall calculation, generally tied to the collections of the associated Credit Card receivables. Interest payments began in December 2024 and are payable monthly. These notes are recorded at amortized cost, net of original issue discounts totaling $0.3 million. These discounts, along with debt issuance costs incurred of $2.2 million, are being deferred and amortized into interest expense over the two-year revolving period of the notes using the effective interest method. As of December 31, 2024, the outstanding principal and accrued interest of the PMCC 2024-1 Notes was $83.2 million, secured by a total outstanding balance of Credit Card receivables (inclusive of principal, interest and fees) of $94.9 million, and approximately $0.9 million in cash held in a reserve account and included in Restricted Cash on the consolidated balance sheets. Until the end of the amortization period, PMCC 2024-1 is required to cure any Asset Deficiency, which is deemed to have occued if the ratio of (i) notes outstanding to (ii) the aggregate pool balance plus amounts in the excess funding account minus the dilutional balance, exceeds 89.5%. In order to maintain this ratio, PMI will purchase additional Credit Card receivables from the accounts designated as eligible for the securitization, and may designate additional eligible accounts from Prosper Allocations, as necessary.

NOTE 8. FAIR VALUE OF ASSETS AND LIABILITIES
Financial Instruments Recorded at Fair Value
For a description of the fair value hierarchy and an overview of Prosper’s fair value methodologies related to the Credit Card Derivative and Receivable from Credit Card Partner, see Note 2, Summary of Significant Accounting Policies. Refer to Note 4, Borrower Loans, Loans Held for Sale and Notes, at Fair Value, for further details on the methodologies utilized to value Borrow Loans, Loans Held for Sale and Notes issued through the Note Channel. The Convertible Preferred Stock Warrant Liability is valued using a Black-Scholes option pricing model. Refer to Note 13 for additional information. Prosper did not transfer any assets or liabilities in or out of level 3 during the years ended December 31, 2024 and 2023.
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
The following tables present the fair value hierarchy for assets and liabilities measured at fair value (in thousands):

Balance at December 31, 2024	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Borrower Loans, at Fair Value (Note 4)	$—	$—	$461,785	$461,785
Receivable from Credit Card Partner, at Fair Value (Note 5 and 7)	—	—	104,153	104,153
Servicing Assets (Note 6)	—	—	13,718	13,718
Credit Card Derivative (Note 5)	—	—	38,739	38,739
Total Assets	$—	$—	$618,395	$618,395
Liabilities:
Notes, at Fair Value (Note 4)	$—	$—	$283,030	$283,030
Convertible Preferred Stock Warrant Liability (Note 13)	—	—	261,249	261,249
Loan Trailing Fee Liability (Note 10)	—	—	3,004	3,004
Credit Card servicing obligation liability (Note 5)	—	—	8,947	8,947
Total Liabilities	$—	$—	$556,230	$556,230

Balance at December 31, 2023	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Borrower Loans, at Fair Value	$—	$—	$545,038	$545,038
Loans Held for Sale, at Fair Value	—	—	161,501	161,501
LIBOR rate swaption	—	90	—	90
Servicing Assets	—	—	12,249	12,249
Credit Card Derivative (Note 5)	—	—	36,848	36,848
Total Assets	$—	$90	$755,636	$755,726
Liabilities:
Notes, at Fair Value	$—	$—	$321,966	$321,966
Convertible Preferred Stock Warrant Liability	—	—	215,041	215,041
Loan Trailing Fee Liability (Note 10)	—	—	2,942	2,942
Credit Card servicing obligation liability (Note 5)	—	—	9,732	9,732
Total Liabilities	$—	$—	$549,681	$549,681

As PMI’s Borrower Loans, Loans Held for Sale, Notes, Convertible Preferred Stock Warrant Liability, Servicing Assets and Liability, Credit Card Derivative, Receivable from Credit Card Partner, Credit Card servicing obligation liability and loan trailing fee liability do not trade in an active market with readily observable prices, the Company uses significant unobservable inputs to measure the fair value of these assets and liabilities. Financial instruments are categorized in the Level 3 valuation hierarchy based on the significance of unobservable factors in the overall fair value measurement. These fair value estimates may also include observable, actively quoted components derived from external sources. As a result, gains and losses for assets and liabilities within the Level 3 category may include changes in fair value that were attributable to both observable and unobservable inputs. Prosper did not transfer any assets or liabilities in or out of Level 3 for the year ended December 31, 2024 and 2023.
Significant Unobservable Inputs
The following tables present quantitative information about the ranges of significant unobservable inputs used for the Company’s Level 3 fair value measurements at December 31, 2024 and 2023:

	December 31,
	2024			2023
Borrower Loans, Loans Held for Sale, and Notes:
Discount rate	5.7%	—	10.9%	5.4%	—	8.1%
Default rate	2.6%	—	22.6%	3.2%	—	23.6%
At December 31, 2024 and 2023, the discounted cash flow methodology used to estimate the Note fair values used the same projected cash flows as the related Borrower Loans.

	December 31,
	2024			2023
Servicing Assets:
Discount rate	15.0%	—	25.0%	15.0%	—	25.0%
Default rate	2.6%	—	22.6%	2.8%	—	23.6%
Prepayment rate	8.3%	—	29.8%	6.1%	—	30.6%
Market servicing rate (1) (2)	0.633%	—	0.842%	0.633%	—	0.842%
 (1) Servicing assets associated with loans enrolled in a relief program offered by the Company as of December 31, 2024 were measured using a market servicing rate assumption of 84.2 basis points. This rate was estimated using a multiplier consistent with observable market rates for other loan types, applied to the base market servicing rate assumption.

(2) Excludes collection fees that would be passed on to a hypothetical third-party servicer. As of December 31, 2024 and 2023, the market rate for collection fees and non-sufficient fund fees was assumed to be 7 basis points and 5 basis points, respectively, for a weighted-average total market servicing rate of 70.3 basis points to 91.2 basis points and 68.3 basis points to 89.2 basis points, respectively.

	December 31,
	2024			2023
Loan Trailing Fee Liability:
Discount rate	15.0%	—	25.0%	15.0%	—	25.0%
Default rate	2.6%	—	22.6%	2.8%	—	23.6%
Prepayment rate	8.3%	—	29.8%	6.1%	—	30.6%

Ranges of inputs are not applied to the Credit Card Derivative and Credit Card servicing obligation liability, as they are valued at the portfolio level. Refer below for a summary of the significant unobservable inputs associated with those Level 3 fair value measurements.
Changes in Level 3 Fair Value Assets and Liabilities on a Recurring Basis
The following table presents additional information about Level 3 Borrower Loans, Loans Held for Sale and Notes measured at fair value on a recurring basis for the year ended December 31, 2024 and 2023 (in thousands):

	Assets		Liabilities
	Borrower Loans	Loans Held for Sale	Notes	Total
Fair Value at January 1, 2023	$320,642	$499,765	$(318,704)	$501,703
Purchase of Borrower Loans/Issuance of Notes	232,306	1,921,129	(231,520)	1,921,915
Principal repayments	(217,485)	(214,880)	188,670	(243,695)
Borrower Loans sold to third parties	(4,595)	(1,743,287)	—	(1,747,882)
Other changes	2,906	(2,306)	(815)	(215)
Change in fair value	(48,387)	(39,269)	40,403	(47,253)
Transfer of Loans Held for Sale to Borrower Loans upon PMIT 2023-1 Transaction, at Fair Value	259,651	(259,651)	—	—
Fair Value at December 31, 2023	$545,038	$161,501	(321,966)	384,573
Purchase of Borrower Loans/Issuance of Notes	186,073	2,054,646	(184,200)	2,056,519
Principal repayments	(349,740)	(22,554)	195,169	(177,125)
Borrower Loans sold to third parties	(4,454)	(2,055,338)	—	(2,059,792)
Other changes	(1,550)	(303)	424	(1,429)
Change in fair value	(49,271)	(2,263)	27,543	(23,991)
Transfer of Loans Held for Sale to Borrower Loans upon PMIT 2024-1 Transaction, at Fair Value	135,689	(135,689)	—	—
Fair Value at December 31, 2024	$461,785	$—	$(283,030)	$178,755
The following table presents additional information about the Level 3 Receivable from Credit Card Partner, measured at fair value on a recurring basis for the year ended December 31, 2024 (in thousands):

Receivable from Credit Card Partner
Fair Value at December 31, 2023	$—
Transfer of Credit Card principal and interest receivables upon securitization	96,907
Transfers of additional Credit Card receivables	9,254
Principal repayments on Credit Card receivables	(11,885)
Other changes	415
Change in fair value	9,462
Fair Value at December 31, 2024	$104,153
The following table presents additional information about the Level 3 Servicing Assets measured at fair value on a recurring basis for the year ended December 31, 2024 and 2023 (in thousands):

Servicing Assets
Fair Value at January 1, 2023	$12,562
Additions	9,238
Less: Change in fair value	(9,551)
Fair Value at December 31, 2023	$12,249
Additions	10,997
Less: Change in fair value	(9,528)
Fair Value at December 31, 2024	$13,718
The following table presents additional information about the Level 3 Credit Card Derivative measured at fair value on a recurring basis for the year ended December 31, 2024 and 2023 (in thousands):

Credit Card Derivative
Fair Value at January 1, 2023	$10,782
Change in fair value	26,066
Fair Value at December 31, 2023	$36,848
Reduction to fair value upon PMCC 2024-1 securitization (Notes 5 and 7)	(11,444)
Other changes in fair value	13,335
Fair Value at December 31, 2024	$38,739
The following table presents additional information about the Level 3 Credit Card servicing obligation liability measured at fair value on a recurring basis for the year ended December 31, 2024 and 2023 (in thousands).

Credit Card Servicing Obligation Liability
Fair Value at January 1, 2023	$3,720
Change in fair value	6,012
Fair Value at December 31, 2023	$9,732
Reduction to fair value upon PMCC 2024-1 securitization (Note 5)	(2,846)
Other changes in fair value	2,061
Fair Value at December 31, 2024	$8,947
The following table presents additional information about the Level 3 Convertible Preferred Stock Warrant Liability measured at fair value on a recurring basis for the year ended December 31, 2024 and 2023 (in thousands):

Convertible Preferred Stock Warrant Liability
Fair Value at January 1, 2023	$166,346
Change in fair value	48,695
Fair Value at December 31, 2023	$215,041
Change in fair value	46,208
Fair Value at December 31, 2024	$261,249
Loan Trailing Fee
The fair value of the Loan Trailing Fee represents the present value of the expected monthly Loan Trailing Fee payments, which takes into consideration certain assumptions related to expected prepayment rates and default rates using a discounted cash flow model. The assumptions used are the same as those used for the valuation of Servicing Assets, as described below.
The following table presents additional information about Level 3 Loan Trailing Fee Liability measured at fair value on a recurring basis for the year ended December 31, 2024 and 2023 (in thousands):

Loan Trailing Fee Liability
Balance at January 1, 2023	$3,290
Issuances	2,011
Cash payment of Loan Trailing Fee	(2,791)
Change in fair value	432
Balance at December 31, 2023	$2,942
Issuances	1,959
Cash payment of Loan Trailing Fee	(2,597)
Change in fair value	700
Balance at December 31, 2024	$3,004

Significant Recurring Level 3 Fair Value Input Sensitivity
Key economic assumptions and the sensitivity of the fair value to immediate changes in those assumptions at December 31, 2024 and 2023 for Borrower Loans and Loans Held for Sale are presented in the following table (in thousands, except percentages).

Borrower Loans and Loans Held for Sale:	December 31, 2024	December 31, 2023
Fair value, using the following assumptions:	$461,785	$706,539
Weighted-average discount rate	7.72%	6.88%
Weighted-average default rate	12.59%	12.44%

Fair value resulting from:
100 basis point increase in discount rate	$457,584	$699,770
200 basis point increase in discount rate	453,483	693,167
Fair value resulting from:
100 basis point decrease in discount rate	$466,090	$713,481
200 basis point decrease in discount rate	470,502	720,601

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$456,385	$696,510
Applying a 1.2 multiplier to default rate	451,011	686,586
Fair value resulting from:
Applying a 0.9 multiplier to default rate	$467,211	$716,671
Applying a 0.8 multiplier to default rate	472,663	726,910
Key economic assumptions and the sensitivity of the fair value to immediate changes in those assumptions at December 31, 2024 and 2023 for Notes are presented in the following table (in thousands, except percentages).

Notes:	December 31, 2024	December 31, 2023
Fair value, using the following assumptions:	$283,030	$321,966
Weighted-average discount rate	7.70%	6.55%
Weighted-average default rate	13.25%	14.21%

Fair value resulting from:
100 basis point increase in discount rate	$280,451	$318,877
200 basis point increase in discount rate	277,934	315,863
Fair value resulting from:
100 basis point decrease in discount rate	$285,669	$325,134
200 basis point decrease in discount rate	288,381	328,384

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$279,718	$317,359
Applying a 1.2 multiplier to default rate	276,422	312,800
Fair value resulting from:
Applying a 0.9 multiplier to default rate	$286,358	$326,621
Applying a 0.8 multiplier to default rate	289,702	331,325
Key economic assumptions and the sensitivity of the fair value to immediate changes in those assumptions at December 31, 2024 and 2023 for Servicing Assets is presented in the following table (in thousands, except percentages).

Servicing Assets:	December 31, 2024	December 31, 2023
Fair value, using the following assumptions:	$13,718	$12,249
Weighted-average market servicing rate	0.64%	0.65%
Weighted-average prepayment rate	18.70%	19.55%
Weighted-average default rate	14.03%	15.25%

Fair value resulting from:
Market servicing rate increase of 0.025%	$12,843	$11,475
Market servicing rate decrease of 0.025%	14,593	13,023

Fair value resulting from:
Applying a 1.1 multiplier to prepayment rate	$13,415	$11,969
Applying a 0.9 multiplier to prepayment rate	14,026	12,533

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$13,448	$11,998
Applying a 0.9 multiplier to default rate	13,989	12,503
Key economic assumptions and the sensitivity of the fair value to immediate changes in those assumptions at December 31, 2024 for Receivable from Credit Card Partner is presented in the following table (in thousands, except percentages).

Receivable from Credit Card Partner:	December 31, 2024
Fair value, using the following assumptions:	$104,153
Discount rate on Credit Card receivable cash flows	22.44%
Prepayment rate on Credit Card receivables	8.14%
Default rate on Credit Card receivables	14.80%

Fair value resulting from:
100 basis point increase in discount rate	$103,923
200 basis point increase in discount rate	103,699
Fair value resulting from:
100 basis point decrease in discount rate	$104,390
200 basis point decrease in discount rate	104,633

Fair value resulting from:
Applying a 1.1 multiplier to prepayment rate	$103,911
Applying a 0.9 multiplier to prepayment rate	104,398

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$101,503
Applying a 0.9 multiplier to default rate	106,916
Key economic assumptions and the sensitivity of the fair value to immediate changes in those assumptions at December 31, 2024 and 2023 for the Credit Card Derivative is presented in the following table (in thousands, except percentages).

Credit Card Derivative:	December 31, 2024	December 31, 2023
Fair value, using the following assumptions:	$38,739	$36,848
Prosper Credit Card portfolio outstanding principal balance	$394,416	$286,284
Discount rate on Prosper Allocations	22.44%	23.19%
Discount rate on Coastal Program Fee	22.44%	7.41%
Prepayment rate applied to Credit Card portfolio	8.14%	8.14%
Default rate applied to Credit Card portfolio	15.65%	14.36%

Fair value resulting from:
100 basis point increase in both discount rates	$38,225	$36,452
200 basis point increase in both discount rates	37,725	36,065
Fair value resulting from:
100 basis point decrease in both discount rates	$39,269	$37,253
200 basis point decrease in both discount rates	39,814	37,668

Fair value resulting from:
Applying a 1.1 multiplier to prepayment rate	$38,210	$36,374
Applying a 0.9 multiplier to prepayment rate	39,275	37,328

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$29,252	$29,659
Applying a 0.9 multiplier to default rate	48,556	44,256
Change in Estimate - Credit Card Derivative
Effective December 31, 2024, to calculate the relevant portfolio interest rate for the Credit Card Derivative valuation, the Company implemented a forward projection for the attrition of cardholders enrolled in hardship and settlement programs. These programs were launched in the second quarter of 2024 and are short-term in nature (one year or less) and thus management believes they should be segregated from the base population of cardholders for the purposes of analyzing the fair value of the Credit Card Derivative cash flows. The effect of this change in estimate increased the Credit Card Derivative by $4.5 million as of December 31, 2024.

Key economic assumptions and the sensitivity of the fair value to immediate changes in those assumptions at December 31, 2024 and 2023 for Credit Card servicing obligation liability is presented in the following table (in thousands, except percentages).

Credit Card servicing obligation liability:	December 31, 2024	December 31, 2023
Fair value, using the following assumptions:	$8,947	$9,732
Discount rate on Credit Card portfolio servicing obligation	22.44%	7.41%
Prepayment rate applied to Credit Card portfolio	8.14%	8.14%
Default rate applied to Credit Card portfolio	15.65%	14.36%
Market servicing rate	2.00%	2.00%

Fair value resulting from:
Market servicing rate increase of 0.10%	$9,415	$10,253
Market servicing rate decrease of 0.10%	8,481	9,213

Fair value resulting from:
Applying a 1.1 multiplier to prepayment rate	$8,849	$9,609
Applying a 0.9 multiplier to prepayment rate	9,047	9,858

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$8,730	$9,487
Applying a 0.9 multiplier to default rate	9,170	9,984
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
Assets and Liabilities Not Recorded at Fair Value
The following tables present the fair value hierarchy for assets and liabilities not recorded at fair value (in thousands):

Balance at December 31, 2024	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Assets:
Cash and Cash Equivalents	$30,334	$30,334	$—	$—	$30,334
Restricted Cash - Cash and Cash Equivalents	111,724	111,724	—	—	111,724
Restricted Cash - Certificates of Deposit	3,029	—	3,029	—	3,029
Accounts Receivable	7,545	—	7,545	—	7,545
Total Assets	$152,632	$142,058	$10,574	$—	$152,632
Liabilities:
Accounts Payable and Accrued Liabilities	$49,346	$—	$49,346	$—	$49,346
Transaction Fee Refund Liability (Note 17)	9,212	—	—	9,212	9,212
Payable to Investors	91,945	—	91,945	—	91,945
Notes Issued by Securitization Trust	258,960	—	260,985	—	260,985
Term Loan (Note 11)	75,540	—	76,581	—	76,581
Total Liabilities	$485,003	$—	$478,857	$9,212	$488,069

Balance at December 31, 2023	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Assets:
Cash and Cash Equivalents	$34,970	$34,970	$—	$—	$34,970
Restricted Cash - Cash and Cash Equivalents	117,270	117,270	—	—	117,270
Restricted Cash - Certificates of Deposit	3,028	—	3,028	—	3,028
Accounts Receivable	7,523	—	7,523	—	7,523
Total Assets	$162,791	$152,240	$10,551	$—	$162,791
Liabilities:
Accounts Payable and Accrued Liabilities	$40,906	$—	$40,906	$—	$40,906
Payable to Investors	86,732	—	86,732	—	86,732
Notes Issued by Securitization Trust	214,798	—	208,005	—	208,005
Warehouse Lines	160,207	—	157,972	—	157,972
Term Loan (Note 11)	75,313	—	77,837	—	77,837
Total Liabilities	$577,956	$—	$571,452	$—	$571,452
The estimated fair values of Cash and Cash Equivalents, Restricted Cash, Accounts Receivable, Accounts Payable and Accrued Liabilities, Transaction Fee Refund Liability and Payable to Investors approximate their carrying values because of their short-term nature.

NOTE 9. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
Prosper’s Goodwill balance of $36.4 million at December 31, 2024 did not change during the year ended December 31, 2024. The Goodwill is associated with the Company’s Personal Loan reporting unit, which has a negative carrying amount as of December 31, 2024. The Company recorded no goodwill impairment for the years ended December 31, 2024, 2023 and 2022.
Intangible Assets, Net
As of December 31, 2024, all Intangible Assets were fully amortized and the balance was reduced to zero. The following table presents the detail of other Intangible Assets subject to amortization as of December 31, 2023 (dollars in thousands):

	December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Remaining Useful Life (In Years)
Developed technology	$3,060	$(3,060)	$—	—
User base and customer relationships	5,050	(4,965)	85	1.3
Brand name	60	(60)	—	—
Total Intangible Assets subject to amortization	$8,170	$(8,085)	$85
The Company recorded no additional Intangible Assets for the years ended December 31, 2024 and 2023. For the years ended December 31, 2024, 2023 and 2022, the Company recorded no intangible asset impairment. Amortization expense for the years ended December 31, 2024, 2023 and 2022 was $0.1 million, $0.1 million and $0.1 million, respectively.

NOTE 10. OTHER LIABILITIES
Other Liabilities consists of the following (in thousands):

	December 31,
	2024	2023
Operating lease liabilities (Note 16)	$12,167	$14,431
Credit Card servicing obligation liability (Notes 2 and 5)	8,947	9,732
Deferred revenue	8,501	6,373
Loan trailing fee liability	3,004	2,942
Deferred income tax liability	808	721
Other	322	1,060
Total Other Liabilities	$33,749	$35,259

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
On June 26, 2024, the Company signed Amendment 1 to the Credit Agreement, which temporarily reduced the minimum monthly tangible net worth financial covenant (see discussion in Covenants and Other Matters section, below) for the period of June through December 2024, and the minimum asset coverage ratio for the month of July 2024. In exchange for the temporary reduction in the minimum tangible net worth, the Company paid an additional fee of $750 thousand in six equal installments from June through November 2024. This fee will be recorded to Interest Expense on Term Loan through the maturity date of the Term Loan.
On November 27, 2024, the Company signed Amendment 2 to the Credit Agreement, which temporarily reduced the minimum monthly asset coverage ratio financial covenant for the period of November 2024 through April 2025. In exchange, the Company will make quarterly $2.5 million principal payments on the Term Loan, and pay all payment-in-kind (‘PIK”) interest (see discussion in Interest section, below) in cash as it is incurred each month. The first quarterly $2.5 million principal payment was made on December 31, 2024.
The foregoing descriptions of the Credit Agreement Amendments 1 and 2 do not purport to be complete and are qualified in their entirety by reference to the full text of the Credit Agreement Amendment Nos. 1 and 2, which are filed as exhibits hereto and are incorporated herein by reference.
Interest
Prior to Amendment 2 to the Credit Agreement, borrowings under the Term Loan accrued interest at the Secured Overnight Financing Rate (“SOFR”) plus 9.0% per annum in addition to PIK interest at 2.0% per annum. Any accrued PIK interest that remained unpaid at the end of each month was added to the outstanding principal balance of the Term Loan. After Amendment 2 to the Credit Agreement, all interest, including PIK interest, is required to be paid in cash as it is incurred each month.
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
In addition, the Credit Agreement contains certain financial covenants with which the Company must remain in compliance as of the last business day of each month during the life of the Term Loan:
•a minimum tangible net worth
•a minimum net liquidity
•a maximum leverage ratio
•a minimum asset coverage ratio
The Company is in compliance with all covenants as of December 31, 2024, as well as applicable monthly periods for the year then ended. As discussed above, Amendments 1 and 2 to the Credit Agreement included provisions to temporarily reduce the minimum tangible net worth and minimum asset coverage ratio for various periods in 2024 and 2025.
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
Prosper Warehouse Trust Agreements
Prosper consolidated two warehouse VIEs, PWIT and PWIIT (together, the “Warehouse VIEs”), that each entered into an agreement (together, the “Warehouse Agreements”) with certain lenders for committed revolving lines of credit (“Warehouse Lines”) during 2018 and 2019, respectively. In connection with the Warehouse Agreements, the Warehouse VIEs each entered into a security agreement with a bank as administrative agent and a national banking association as collateral trustee and paying agent. Proceeds under the Warehouse Lines could only be used to purchase certain unsecured consumer loans and related rights and documents from Prosper and to pay fees and expenses related to the Warehouse Lines. Both

Warehouse VIEs were consolidated because Prosper was the primary beneficiary of the VIEs. The assets of the VIEs could be used only to settle obligations of the VIEs. Additionally, the creditors of the Warehouse Lines had no recourse to the general credit of Prosper. The loans held in the Warehouse VIEs were included in Loans Held for Sale, at Fair Value and Warehouse Lines were in Warehouse Lines in the consolidated balance sheets.
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
In conjunction with the PMIT 2024-1 securitization (see Note 7, Securitizations), the entire portfolio of Loans Held for Sale in the PWIT Warehouse Line, with an unpaid principal balance of $142.5 million as of March 28, 2024, was transferred to either the PMIT 2024-1 Transaction or PFL, as follows: $138.0 million of those Borrower Loans were contributed into the securitization trust through a depositor, and the remaining $4.5 million (with a fair value of $1.6 million) consisted of loans ineligible for securitization and were transferred to PFL through an equity contribution. Proceeds from the sale of these loans were used to pay down the outstanding principal and interest on the PWIT Warehouse Line of $130.4 million, and the PWIT Warehouse line was terminated at that time. Remaining proceeds, net of transaction expenses, following the securitization transaction were transferred to PMI. As a result of the termination of the PWIT Warehouse Line, deferred and unamortized debt issuance costs of $0.7 million were immediately amortized into interest expense.
Prosper maintained a swaption to limit the Company's exposure to increases in SOFR on up to $185.0 million of borrowings under the PWIT Warehouse Line. The swaption was recorded on the consolidated balance sheets at fair value in “Prepaids and Other Assets.” Any changes in the fair value were recorded in the “Change in Fair Value of Financial Instruments” on the Consolidated Statement of Operations. The swaption was terminated on March 28, 2024 upon repayment and termination of the PWIT Warehouse Line in conjunction with the PMIT 2024-1 securitization. The change in fair value of the swaption was immaterial and loss of $1.2 million for the years ended December 31, 2024 and 2023, respectively.
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
All participating securities are excluded from basic weighted-average common shares outstanding. Prior to any conversion to common shares, each series of Prosper’s Convertible Preferred Stock is entitled to participate on an if-converted basis in distributions of earnings, when and if declared by the board of directors, that are made to common stockholders and consequently, these shares were considered participating securities. During the year ended December 31, 2024, 2023 and 2022, certain shares issued as a result of the early exercise of stock options which are subject to a repurchase right by PMI were entitled to receive non-forfeitable dividends during the vesting period and consequently, are considered participating securities.
Basic and diluted net income (loss) per share were calculated as follows for the periods presented (in thousands, except share and per share amounts):

	December 31,
	2024	2023	2022
Numerator:
Net (Loss) Income	$(54,079)	$(106,462)	$70,582
Less: Net Income Allocated to Participating Securities	—	—	(47,350)
Net (Loss) Income Attributable to Common Stockholders	$(54,079)	$(106,462)	$23,232
Denominator:
Weighted average shares used in computing basic and diluted Net (Loss) Income Per Share	77,226,337	76,092,569	73,291,714
Effect of dilutive securities:
Stock options	—	—	61,466,722
Warrants	—	—	570,313
Convertible preferred stock warrants	—	—	213,264,845
Weighted average shares used in computing diluted Net (Loss) Income Per Share	77,226,337	76,092,569	348,593,594
Net (Loss) Income Per Share – Basic	$(0.70)	$(1.40)	$0.32
Net (Loss) Income Per Share – Diluted	$(0.70)	$(1.40)	$0.07

The following common stock equivalents were excluded from the computation of diluted net income (loss) per share for the periods presented because including them would have been anti-dilutive (number of shares):

	December 31,
	2024	2023	2022
Excluded Securities:
Convertible Preferred Stock issued and outstanding	158,365,655	158,365,655	158,365,655
Stock options issued and outstanding	82,695,982	80,863,096	17,703,550
Warrants issued and outstanding	705,349	1,080,349	510,036
Series E-1 Convertible Preferred Stock warrants	35,544,141	35,544,141	—
Series F Convertible Preferred Stock warrants	177,720,704	177,720,704	—
Total Excluded Securities	455,031,831	453,573,945	176,579,241

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
On July 21, 2020, PGT entered into a Stock Transfer Agreement with a PMI investor to purchase 34,670,420 shares of Series A Convertible Preferred Stock and 16,577,495 shares of Series B Convertible Preferred Stock for nominal consideration. Upon execution of the Stock Transfer Agreement, these shares were purchased by a consolidated VIE of the Company, and thus the difference between the fair value of the repurchased stock and the purchase price is included in Convertible Preferred Stock Held by Consolidated VIE on PMI’s accompanying consolidated balance sheet as of December 31, 2024. These shares remain outstanding for legal purposes and retain their voting rights, but are excluded from the earnings per share calculation.

The number of authorized, issued and outstanding shares, their par value and liquidation preference for each series of Convertible Preferred Stock as of December 31, 2024 are disclosed in the table below (amounts in thousands, except share and par value amounts):

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

Convertible Preferred Stock Warrant Liability
Series E-1 Warrants
In connection with the Settlement and Release Agreement dated November 17, 2016 among PMI, its wholly owned subsidiary PFL and Colchis, on December 16, 2016, PMI issued the First Series E-1 Warrant for 20,267,135 shares of Series E-1 convertible preferred stock. The Second Series E-1 Warrant for an additional 15,277,006 shares of Series E-1 Convertible Preferred Stock was granted on the signing of the Consortium Purchase Agreement on February 27, 2017. The Series E-1 warrants have an exercise price of $0.01 per share and expire ten years from the date of issuance. Prosper recognized $7.1 million of expense and $7.8 million of expense from the re-measurement of the fair value of the warrants for the years ended December 31, 2024 and 2023, respectively. The expense resulting from remeasurement of the fair value of the warrants is recorded in Change in Fair Value of Convertible Preferred Stock Warrants on the consolidated statements of operations.
To determine the fair value of the Series E-1 Warrants, the Company first determined the value of a share of a Series E-1 Convertible Preferred Stock. To determine the fair value of the Convertible Preferred Stock, the Company first derived the equity value (“EV”) of the Company using a variety of valuation methods, including discounted cash flow models and market based methods, as deemed appropriate under the circumstances applicable at the valuation date. Once the Company determined an estimated EV, the option pricing method (“OPM”) was used to allocate the EV to the various classes of our equity, including our preferred stock. The concluded per share value for the Series E-1 Convertible Preferred Stock was utilized as an input to the Black-Scholes option pricing model.
The Company determined the fair value of the outstanding Series E-1 preferred stock warrants utilizing the following assumptions as of December 31, 2024 and 2023:

	December 31,
	2024	2023
Volatility	63.0%	66.0%
Risk-free interest rate	4.30%	4.10%
Expected term (in years)	2.75	2.75
Dividend yield	—%	—%
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
Risk-Free Interest Rate: The risk-free interest rate is based on the U.S. Treasury yield in effect as of December 31, 2024, and for zero coupon U.S. Treasury notes with maturities approximately equal to the term of the warrant.
Expected Term: The expected term is the period of time for which the warrants are expected to be outstanding.
Dividend Yield: The expected dividend assumption is based on the Company’s current expectations about the Company’s anticipated dividend policy.
Series F Warrants
In connection with the Consortium Purchase Agreement on February 27, 2017, PMI issued warrants to purchase up to 177,720,706 shares of PMI's Series F Convertible Preferred Stock at $0.01 per share. The warrants expire ten years from the date of issuance. Prosper recognized $39.1 million of expense and $40.9 million of expense from the re-measurement of the fair value of the warrants for the years ended December 31, 2024 and 2023, respectively. The expense resulting from changes in the fair value of the warrant is recorded through Change in Fair Value of Convertible Preferred Stock Warrants on the consolidated statements of operations.
To determine the fair value of the Series F Warrants, the Company first determined the value of a share of a Series F Convertible Preferred Stock. To determine the fair value of the Convertible Preferred Stock, the Company first derived the EV using valuation methods, including a combination of methods, as deemed appropriate under the circumstances applicable at the valuation date. Once the Company determined an estimated EV, the OPM was used to allocate the EV to the various classes of Prosper's equity, including our preferred stock. The concluded per share value for the Series F Convertible Preferred Stock warrants utilized the Black-Scholes option pricing model.

The Company determined the fair value of the outstanding Series F Warrants utilizing the following assumptions as of December 31, 2024 and 2023:

	December 31,
	2024	2023
Volatility	63.00%	66.0%
Risk-free interest rate	4.30%	4.10%
Expected term (in years)	2.75	2.75
Dividend yield	—%	—%
The above assumptions were determined using the same criteria described above for the Series E-1 Warrants.
Common Stock
PMI, through its Amended and Restated Certificate of Incorporation, is the sole issuer of Common Stock and related options, RSUs and warrants. On February 16, 2016, PMI amended and restated its Certificate of Incorporation to, among other things, effect a 5-for-1 forward stock split. On September 20, 2017, PMI further amended its Amended and Restated Certificate of Incorporation to increase the number of shares of Common Stock authorized for issuance. The total number of shares of stock which PMI has the authority to issue is 1,069,760,848, consisting of 625,000,000 shares of Common Stock, $0.01 par value per share, and 444,760,848 shares of preferred stock, $0.01 par value per share. As described above, the Company repurchased 2,196,665 shares of Common Stock on December 23, 2019. As of December 31, 2024, 78,401,384 shares of Common Stock were issued and 77,465,449 shares of Common Stock were outstanding. As of December 31, 2023, 77,861,329 shares of Common Stock were issued and 76,925,394 shares of Common Stock were outstanding. Each holder of common stock is entitled to one vote for each share of common stock held.
Common Stock Issued upon Exercise of Stock Options
During the year ended December 31, 2024 and 2023, PMI issued 540,055 and 2,637,479 shares of Common Stock, respectively, upon the exercise of vested options for cash proceeds of $18 thousand and $117 thousand, respectively.
NOTE 14. STOCK-BASED COMPENSATION
PMI grants equity awards primarily through its Amended and Restated 2005 Stock Option Plan (the “2005 Plan”), which was approved as amended and restated by its stockholders on December 1, 2010; and its 2015 Equity Incentive Plan, which was approved by its stockholders on April 7, 2015 and subsequently amended by an Amendment No. 1, Amendment No. 2 and Amendment No. 3, which were approved by PMI's stockholders effective as of February 15, 2016, May 31, 2016, and September 5, 2018 respectively (as amended, the “2015 Plan”). In March 2015, the 2005 Plan expired, except that any awards granted under the 2005 Plan prior to its expiration remain in effect pursuant to their terms. As of December 31, 2024, under the 2005 Plan and 2015 Plan, options to purchase up to 91,544,458 shares of PMI's Common Stock are reserved and may be granted to employees, directors, and consultants by PMI’s Board of Directors and stockholders to promote the success of Prosper’s business. Options generally vest 25% one year from the vesting commencement date and 1/48th per month thereafter or vest 50% two years from the vesting commencement date and 1/48 per month thereafter or vest 1/36th per month from the vesting commencement date. In no event are options exercisable more than ten years after the date of grant.
Stock Option Activity
Stock option activity under the 2005 Plan and 2015 Plan is summarized for the year ended December 31, 2024 below:

	Options Issued and Outstanding	Weighted- Average Exercise Price	Weighted-Average Contractual Term (in years)	Aggregate intrinsic value[1] (in thousands)
Balance as of January 1, 2024	82,113,271	$0.15	5.70	$22,107
Options granted	6,216,265	$0.37
Options exercised	(540,055)	$0.03
Options forfeited	(4,322,857)	$0.27
Option expirations	(25,000)	$0.02
Balance as of December 31, 2024	83,441,624	$0.16	4.98	$36,174
Options vested and expected to vest as of December 31, 2024	78,682,667	$0.16	4.98	$35,083
Options vested and exercisable at December 31, 2024	67,223,558	$0.11	4.15	$32,454

1. Aggregate intrinsic value represents the excess of the fair value of our Common Stock as of December 31, 2024 over the exercise price of the outstanding in-the-money options.

Additional information pertaining to PMI's Common Stock option activities is as follows:

	Year ended December 31,
	2024	2023	2022
Weighted-average grant date fair value of options granted (per share)	$0.23	$0.21	$0.37
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

The fair value of PMI’s stock option awards granted during the years ended December 31, 2024, 2023 and 2022 was estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

	December 31,
	2024	2023	2022
Volatility of common stock	66.08%	66.63%	67.19%
Risk-free interest rate	4.14%	3.55%	2.95%
Expected life	6.0 years	6.0 years	6.0 years
Dividend yield	—%	—%	—%

PMI did not grant any performance-based options in 2024, 2023, or 2022.
Restricted Stock Unit Activity
For the years ended December 31, 2024, 2023 and 2022, PMI did not grant any RSUs.
The following table summarizes the number of PMI’s RSU activity for the year ended December 31, 2024:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2024	2,574,633	$1.03
Forfeited	(14,500)	$1.50
Expired	—	$—
Unvested at December 31, 2024	2,560,133	$1.03
Stock-Based Compensation
The following table presents the amount of stock-based compensation related to stock-based awards granted to employees recognized in the Company’s Consolidated Statements of Operations for the periods presented (in thousands):

	Years Ended December 31,
	2024	2023	2022
Origination and Servicing	$86	$83	$134
Sales and Marketing	446	304	118
General and Administrative	1,084	1,188	1,074
Total Stock-Based Compensation	$1,616	$1,575	$1,326
For the years ended December 31, 2024, 2023 and 2022, Prosper capitalized $309 thousand, $230 thousand and $200 thousand, respectively, of stock-based compensation as internal use software and website development costs. As of December 31, 2024, the unamortized stock-based compensation expense adjusted for forfeiture estimates related to Prosper's employees’ unvested stock-based awards was approximately $2.3 million, which will be recognized over a remaining weighted-average vesting period of approximately 2.1 years.

NOTE 15. INCOME TAXES
The components of the Company’s Income Tax Expense are as follows for the periods presented (in thousands):

	Years Ended December 31,
	2024	2023	2022
Current:
Federal	$—	$—	$—
State	28	15	197
Foreign	—	—	—
Total Current Income Tax Expense	28	15	197
Deferred:
Federal	47	47	47
State	41	16	51
Foreign	—	—	—
Total Deferred Income Tax Expense	88	63	98
Total Income Tax Expense	$116	$78	$295
Income Tax Expense differed from the amount computed by applying the U.S. federal income tax rate of 21% to pretax income (loss) as a result of the following for the periods presented:

	Years Ended December 31,
	2024	2023	2022
Federal tax at statutory rate	21%	21%	21%
State tax at statutory rate (net of federal benefit)	8%	8%	6%
Incentive stock options	(1)%	(1)%	1%
Preferred Stock Warrants	(25)%	(12)%	(36)%
Change in valuation allowance	5%	(18)%	15%
Return-to-provision	(3)%	(1)%	(2)%
State tax rate changes	(4)%	2%	(5)%
Other	(1)%	1%	—%
Income Tax Expense	—%	—%	—%

Temporary items that give rise to significant portions of deferred tax assets and liabilities are as follows for the periods presented (in thousands):

	December 31,
	2024	2023
Net operating loss carry forwards	$100,301	$103,119
Research and other credits	2,779	3,589
Stock compensation	1,550	3,816
Accrued liabilities	7,168	4,520
Net servicing rights	—	35
Lease liabilities	3,507	4,181
Property and equipment	3,998	2,029
Section 174 R&D capitalization	9,480	9,919
Total deferred tax assets	128,783	131,208
Net servicing rights	(509)	—
Intangible assets	(2,826)	(2,468)
Right-of-use assets	(2,559)	(3,137)
Total deferred tax liabilities	(5,894)	(5,605)
Total net deferred tax asset	122,889	125,603
Less: Valuation allowance	(123,697)	(126,324)
Net deferred tax liability	$(808)	$(721)
Under ASC 740, Accounting for Income Taxes, a valuation allowance must be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The amount of valuation allowance is based upon management’s best estimate of Prosper’s ability to realize the net deferred tax assets. A valuation allowance can subsequently be reduced when management believes that the assets are realizable on a more-likely-than-not basis. As of December 31, 2024, the Company continues to record a valuation allowance against its net deferred tax asset. The valuation allowance as of December 31, 2024, decreased by $2.6 million to $123.7 million from the prior year.
The Internal Revenue Code imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of an “ownership change” of a corporation. Accordingly, Prosper’s ability to utilize net operating losses and credit carryforwards may be limited in the future as the result of such an “ownership change.”
Prosper files federal and various state income tax returns, and has net operating loss carryforwards available to reduce future taxable income, if any, for both federal and state income tax purposes of approximately $350.1 million and $446.6 million, respectively, as of December 31, 2024, before any potential limitations for “ownership changes.” The state net operating loss carryforwards are primarily related to California. The federal and state net operating loss carryforwards will begin to expire in 2028 and 2025, respectively. All net operating loss carryforwards are subject to a full valuation allowance. Prosper has federal and California research and development tax credits of approximately $2.8 million and $1.7 million, respectively. The federal research credits will begin to expire in 2034 and the California research credits have no expiration date.
The following table summarizes Prosper’s activity related to its unrecognized tax benefits (in thousands):

Balance at December 31, 2021	$112
Increase related to 2022 tax year position	1,179
Balance at December 31, 2022	$1,291
Change related to 2023 tax year position	—
Balance at December 31, 2023	$1,291
Change related to 2024 tax year position	—
Balance at December 31, 2024	$1,291
None of the unrecognized tax benefits would affect Prosper’s effective tax rate if these amounts are recognized due to the full valuation allowance.
Prosper’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of Income Tax Expense. As of December 31, 2024, Prosper has not incurred significant interest or penalties.

All tax returns will remain open for examination by federal and most state taxing authorities for three and four years, respectively, from the date of utilization of any net operating loss carryforwards or research and development credits.
NOTE 16. LEASES
Prosper has operating leases for corporate offices and, prior to December 2024, had operating leases for datacenters. These leases have remaining lease terms of two years to approximately five years. Some of the lease agreements include options to extend the lease term for up to an additional five years. Rental expense under operating lease arrangements was $3.9 million, $4.3 million and $4.7 million for the years ended December 31, 2024, 2023 and 2022, respectively. Additionally, Prosper subleases certain leased office space to third parties when it determines there is excess leased capacity. Sublease revenue from operating lease arrangements was $0.4 million, $0.4 million and $0.7 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Operating Lease Right-of-Use Assets
The following table summarizes the operating lease ROU assets as of December 31, 2024, which are included in Property and Equipment, Net on the Consolidated Balance Sheets.

	December 31, 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
ROU assets - office buildings	$22,690	$13,813	$8,877
The Company identified certain impairment triggers related to its ROU assets in 2023, primarily due to the vacancy of a portion of the Company’s leased office space and the time expected to find a new subtenant. As a result of impairment testing performed on these ROU assets, the Company recorded an impairment charge of $196 thousand for the year ended December 31, 2023. No impairment charge was identified for the years ended 2024 and 2022.
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
Lease Liabilities
Future maturities of operating lease liabilities as of December 31, 2024 were as follows (in thousands). The present value of the future minimum lease payments represents the Company’s operating lease liabilities as of December 31, 2024 and are included in “Other Liabilities” on the consolidated balance sheets.

December 31, 2024
2025	$4,374
2026	4,648
2027	3,834
2028	1,948
2029	411
Thereafter	—
Total future minimum lease payments	15,215
Less: Imputed interest	(3,048)
Present value of future minimum lease payments	$12,167

Because the rate implicit in each lease is not readily determinable, we use our incremental borrowing rate to determine the present value of the lease payments. Supplemental cash flow information related to the Company’s operating leases is as follows (dollars in thousands):

	Years Ended December 31,
	2024	2023	2022
Non-cash operating activity:
ROU assets obtained or adjusted in exchange for new, amended and modified operating lease liabilities	$35	$(697)	$9,980
The weighted-average remaining lease term and discount rate used in the calculation of the Company’s operating lease assets and liabilities are as follows (dollars in thousands):

December 31, 2024
Weighted-average remaining lease term	3.38 years
Weighted-average discount rate	12.73%

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
The Origination and Sale Agreements contain terms through February 1, 2027. Prosper is required, under the Origination and Sale Agreements, to maintain certain collateral requirements. In addition, pursuant to the Marketing Agreement, the marketing fee that Prosper receives in connection with the origination of each loan is partially reduced by an amount (the “Designated Amount”) calculated as a percentage of the principal amount of such loan based on the aggregate principal amount of loans originated for the applicable month. To the extent the aggregate Designated Amount for all loans originated during any month is less than $100,000 through February 1, 2027, Prosper is required to pay WebBank an amount equal to such deficiency. Accordingly, the minimum fee is $1.2 million for 2025, $1.2 million in 2026 and $0.1 million in 2027.
Additionally, under the Origination and Sale Agreements, Prosper is required to maintain minimum net liquidity of $15.0 million at all times during the term of the agreement. Net liquidity is defined as the sum of Cash, Cash Equivalents and Available for Sale Investments. Violation of this covenant can result in termination of the contract with WebBank. At December 31, 2024, Prosper was in compliance with the covenant.

Transaction Fee Refund Liability
Prosper assumes WebBank’s liability under Utah law to refund the pro-rated amount of any transaction fees collected in excess of 5%, in the event the underlying borrower prepays the loan before full maturity. For the year ended December 31, 2024 and 2023 the Company issued $4.6 million and $0.1 million, respectively, in refunds under this obligation. As of December 31, 2024 and 2023, the Company accrued $9.2 million and $1.6 million, respectively, related to anticipated future refunds under this obligation.
Loan Purchase Commitments
Prosper entered into an agreement with WebBank to purchase $21.1 million of Borrower Loans that WebBank originated during the last two business days of the year ended December 31, 2024. Prosper is purchasing these Borrower Loans within the first two business days of the year ending December 31, 2025.
Repurchase Obligation
Under the terms of the loan purchase agreements between Prosper and investors that participate in the Whole Loan Channel, Prosper may, in certain circumstances, become obligated to repurchase a Borrower Loan from an investor. Generally, these circumstances include the occurrence of verifiable identity theft, the failure to properly follow personal loan listing or bidding protocols or a violation of the applicable federal, state or local lending laws. Prosper recognizes a liability at fair value for the repurchase obligation when the Borrower Loans are sold. The fair value of the repurchase obligation is estimated based on historical experience. Repurchased Borrower Loans associated with violations of federal, state or local lending laws or verifiable identity theft are written off at the time of repurchase. The maximum potential amount of future payments associated with this obligation is the outstanding balances of the Borrower Loans issued to third parties through the Whole Loan Channel, which at December 31, 2024 is $3.3 billion. Prosper has accrued $0.3 million and $0.5 million as of December 31, 2024 and 2023, respectively, in regard to this obligation.
Under the terms of the indenture and investor registration agreement, Prosper may, in certain circumstances, become obligated to either repurchase a Note or indemnify the investor for any losses resulting from nonpayment of a Note purchased in the Retail Channel. The decision to repurchase or indemnify is in Prosper’s sole discretion. These circumstances include, but are not limited to, the occurrence of verifiable identity theft, a technical error in the automated bidding tools which results in the purchase of a Note that does not match the investor’s investment criteria, or situations in which a personal loan listing includes a Prosper Rating that is different from the Prosper Rating that should have appeared in the listing for the corresponding Borrower Loan because either PFL inaccurately input data into, or inaccurately applied, the formula for determining the Prosper Rating and, as a result, the interest of the investor is materially and adversely affected. During the year ended December 31, 2024 the Company repurchased $0.1 million of Notes under these circumstances, and has agreed to indemnify additional Notes with an unpaid principal balance of $0.3 million as of December 31, 2024.
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
Prosper’s executive officers, directors who are not executive officers, and certain affiliates participate in its marketplace by placing bids and purchasing Notes. The aggregate amount of the Notes purchased and the income earned by parties deemed to be affiliates and related parties of Prosper for the year ended December 31, 2024 and 2023, as well as the Notes outstanding as of December 31, 2024 and 2023 are summarized below (in thousands):

	Aggregate Amount of Notes Purchased for the Year Ended December 31,		Interest Earned on Notes for the Year Ended December 31,
	2024	2023	2024	2023
Executive officers and management	$44	$47	$10	$9
Directors (excluding executive officers and management)	—	—	—	1
Total	$44	$47	$10	$10

	Notes Balance as of
	December 31, 2024	December 31, 2023
Executive officers and management	$67	$64
Directors (excluding executive officers and management)	—	1
Total	$67	$65

NOTE 19. POSTRETIREMENT BENEFIT PLANS
Prosper has a 401(k) plan that covers all employees meeting certain eligibility requirements. The 401(k) plan is designed to provide tax-deferred retirement benefits in accordance with the provisions of Section 401(k) of the Internal Revenue Code. Eligible employees may defer up to 90% of eligible compensation up to the annual maximum as determined by the Internal Revenue Service. Prosper’s contributions to the plan are discretionary. On January 1, 2024, PMI temporarily suspended its discretionary matching contributions, which may be reinstated in the future upon the Company meeting certain business objectives. During the years ended December 31, 2024 and 2023, Prosper’s contribution was immaterial and $3.0 million, respectively, to the 401(k) plan.
NOTE 20. SIGNIFICANT CONCENTRATIONS
Prosper is dependent on third party funding sources such as banks, asset managers, insurance companies and Warehouse Lines to provide the funds to allow WebBank to originate Borrower Loans that the third party funding sources will later purchase. Of all Borrower Loans originated in the year ended December 31, 2024, three individual third parties purchased 23.7%, 15.8%, and 13.2% of all Borrower Loans originated. There were no purchases of such loans by the Company’s VIEs during the year ended December 31, 2024. For the year ended December 31, 2023, four individual parties purchased 15.1%, 12.5%, 11.9%, and 10.7% of all Borrower Loans originated, and the Company’s Warehouse VIEs purchased 8.4% of such loans. These purchases indicate that a significant portion of Prosper’s business is dependent on funding through the Whole Loan Channel, through which 92% and 89% of Borrower Loans were originated in the years ended December 31, 2024 and 2023, respectively.
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
NOTE 21. SEGMENTS
The Company has three reportable and operating segments: Personal Loan, Home Equity and Credit Card. These segments align the Company’s products and service offerings and are consistent with how the Company’s Chief Executive Officer, who serves as the chief operating decision maker (“CODM”), reviews and evaluates the Company’s operations. The

CODM evaluates the financial performance of the Company’s segments based upon segment revenues, as well as segment Adjusted Net Revenue and segment Adjusted EBITDA, both non-GAAP profitability measures. The Company adopted ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” in the current year and applied the guidance to prior period information retrospectively, as required by the standard. The Company does not prepare segment assets for the CODM to use to allocate resources or to assess performance of the segments and, therefore, total segment assets have not been disclosed.
The tables below present segment Total Net Revenue reconciled to segment Adjusted Net Revenue, significant segment operating expenses, and segment Adjusted EBITDA reconciled to Net Income (Loss) Before Taxes, as well as interest income and expense included in segment Adjusted Net Revenue and Adjusted EBITDA, for the periods indicated (in thousands).

	Year Ended December 31, 2024
	Personal Loan	Home Equity	Credit Card	Total
Total Net Revenue	$144,319	$1,697	$27,339	$173,355
Impact of interest rates on fair value of loans held in consolidated trusts	1,386	—	—	1,386
Accelerated amortization of PWIT debt issuance costs	733	—	—	733
Segment Adjusted Net Revenue	$146,438	$1,697	$27,339	$175,474

Less: Segment Operating Expenses (1)
Compensation and Benefits (2)	56,557	738	8,579	65,874
Marketing and Advertising	35,360	141	7,479	42,980
Transaction Costs	7,304	363	14,036	21,703
Other Expenses (3)	27,253	210	393	27,856
Segment Adjusted EBITDA	$19,964	$245	$(3,148)	$17,061
Depreciation expense:
Origination and Servicing				(9,199)
General and Administrative - Other				(1,532)
Amortization of intangibles				(85)
Stock-based compensation				(1,616)
Change in Fair Value of Convertible Preferred Stock Warrants				(46,208)
Impairment of long-lived assets				(463)
Impact of interest rates on fair value of loans held in consolidated trusts				(1,386)
Interest income on cash and cash equivalents				3,322
Interest Expense on Term Loan				(13,124)
Accelerated amortization of PWIT debt issuance costs				(733)
Net Loss Before Income Taxes				$(53,963)

Interest Income (Expense) Included in Segment Adjusted EBITDA
Interest Income on Financial Instruments	$84,968	$—	$4,881	$89,849
Interest Expense on Financial Instruments	(72,509)	—	(1,317)	(73,826)
Accelerated amortization of PWIT debt issuance costs	$733	$—	$—	$733
Total Interest Income, Net Included in Segment Adjusted EBITDA	$13,192	$—	$3,564	$16,756
(1) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. These amounts exclude items that are adjusted out of Net Income (Loss) for the purposes of calculating Adjusted EBITDA.

(2) Compensation and Benefits includes costs related to certain outsourced headcount in operations.
(3) Other Expenses include, but are not limited to, costs related to professional services, insurance, facilities, software licenses, Cloud platform, and outsourced services in engineering and marketing.

	Year Ended December 31, 2023
	Personal Loan	Home Equity	Credit Card	Total
Total Net Revenue	$100,921	$1,875	$34,904	$137,700
Impact of interest rates on fair value of loans held in consolidated trusts	2,629	—	—	2,629
Accelerated amortization of PWIIT debt issuance costs	1,880	—	—	1,880
Segment Adjusted Net Revenue	$105,430	$1,875	$34,904	$142,209

Less: Segment Operating Expenses (1)
Compensation and Benefits (2)	71,331	2,467	9,868	83,666
Marketing and Advertising	31,820	1,110	12,209	45,139
Transaction Costs	6,957	146	8,114	15,217
Other Expenses (3)	27,349	635	831	28,815
Segment Adjusted EBITDA	$(32,027)	$(2,483)	$3,882	$(30,628)
Depreciation expense:
Origination and Servicing				(8,774)
General and Administrative				(2,108)
Amortization of intangibles				(107)
Stock-based compensation				(1,575)
Impairment of operating lease right-of-use assets				(196)
Change in Fair Value of Convertible Preferred Stock Warrants				(48,695)
Impact of interest rates on fair value of loans held in consolidated trusts				(2,629)
Interest income on cash and cash equivalents				2,473
Interest Expense on Term Loan				(12,265)
Accelerated amortization of PWIIT debt issuance costs				(1,880)
Net Loss Before Income Taxes				$(106,384)

Interest Income (Expense) Included in Segment Adjusted EBITDA
Interest Income on Borrower Loans and Loans Held for Sale	$115,663	$—	$—	$115,663
Interest Expense on Financial Instruments	(91,983)	—	—	(91,983)
Accelerated amortization of PWIIT debt issuance costs	1,880	—	—	1,880
Total Interest Income, Net Included in Segment Adjusted EBITDA	$25,560	$—	$—	$25,560
(1) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. These amounts exclude items that are adjusted out of Net Income (Loss) for the purposes of calculating Adjusted EBITDA.

(2) Compensation and Benefits includes costs related to certain outsourced headcount in operations.
(3) Other Expenses include, but are not limited to, costs related to professional services, insurance, facilities, software licenses, Cloud platform, and outsourced services in engineering and marketing.

	Year Ended December 31, 2022
	Personal Loan	Home Equity	Credit Card	Total
Total Net Revenue	$180,717	$2,821	$16,343	$199,881
Impact of interest rates on fair value of loans held in consolidated trusts	7,248	—	—	7,248
Segment Adjusted Net Revenue	$187,965	$2,821	$16,343	$207,129

Less: Segment Operating Expenses (1)
Compensation and Benefits (2)	77,787	3,246	8,307	89,340
Marketing and Advertising	61,197	982	11,425	73,604
Transaction Costs	11,078	145	4,547	15,770
Other Expenses (3)	28,602	611	1,010	30,223
Segment Adjusted EBITDA	$9,301	$(2,163)	$(8,946)	$(1,808)
Depreciation expense:
Origination and Servicing				(8,132)
General and Administrative				(2,656)
Amortization of intangibles				(136)
Stock-based compensation				(1,326)
Change in Fair Value of Convertible Preferred Stock Warrants				84,595
Gain on Forgiveness of PPP Loan				8,604
Impact of interest rates on fair value of loans held in consolidated trusts				(7,248)
Interest income on cash and cash equivalents				511
Interest Expense on Term Loan				(1,527)
Net Income Before Income Taxes				$70,877

Interest Income (Expense) Included in Segment Adjusted EBITDA
Interest Income on Borrower Loans and Loans Held for Sale	$86,350	$—	$—	$86,350
Interest Expense on Financial Instruments	(60,025)	—	—	(60,025)
Total Interest Income, Net	$26,325	$—	$—	$26,325
(1) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. These amounts exclude items that are adjusted out of Net Income (Loss) for the purposes of calculating Adjusted EBITDA.

(2) Compensation and Benefits includes costs related to certain outsourced headcount in operations.
(3) Other Expenses include, but are not limited to, costs related to professional services, insurance, facilities, software licenses, Cloud platform, and outsourced services in engineering and marketing.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Prosper Funding LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Prosper Funding LLC and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, member’s equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Valuation of Financial Instruments – Refer to Note 2 Summary of Significant Accounting Policies, Note 7 Fair Value of Assets and Liabilities and as follows:

•Borrower loans, at fair value – Refer Note 4 Borrow Loans and Notes, at Fair Value
•Servicing Assets – Refer to Note 5 Servicing Assets

Critical Audit Matter Description

The Company measures financial instruments at fair value including borrower loans and servicing assets. As of December 31, 2024, borrower loans were $285.6 million and servicing assets were $14.3 million. The Company estimates the fair values using discounted cash flow valuation methodologies incorporating significant unobservable inputs and valuation assumptions that are reflective of management’s own estimates of assumptions that market participants would use in pricing the instruments and requires significant management judgment or estimate. Significant unobservable inputs used in the valuation methodology for the servicing assets include the market servicing rate. For both financial instruments, significant unobservable inputs used in the valuation include discount rates, default rates and prepayment rates.

Auditing the methodology and significant unobservable inputs used by management to estimate the fair values of financial instruments required a high degree of auditor judgment and subjectivity and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation of financial instruments and unobservable inputs used by management to estimate the fair value included the following key procedures:

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
March 26, 2025

We have served as the Company's auditor since 2014.

Prosper Funding LLC
Consolidated Balance Sheets
(amounts in thousands)

	December 31,
	2024	2023
Assets:
Cash and Cash Equivalents	$2,764	$3,351
Restricted Cash	93,976	93,688
Borrower Loans, at Fair Value	285,578	324,311
Property and Equipment, Net	12,560	11,641
Servicing Assets	14,333	13,818
Receivable from Related Party	4,765	1,598
Other Assets	1,466	176
Total Assets	$415,442	$448,583
Liabilities and Member's Equity:
Accounts Payable and Accrued Liabilities	$18,703	$8,121
Payable to Investors	93,018	88,371
Notes, at Fair Value	283,030	321,966
Other Liabilities	3,286	3,410
Total Liabilities	398,037	421,868
Member's Equity:
Member's Equity	9,998	8,364
Retained Earnings	7,407	18,351
Total Member's Equity	17,405	26,715
Total Liabilities and Member's Equity	$415,442	$448,583
The accompanying notes are an integral part of these consolidated financial statements.

Prosper Funding LLC
Consolidated Statements of Operations
(amounts in thousands)

	Years Ended December 31,
	2024	2023	2022
Revenues:
Operating Revenues:
Administration Fee Revenue – Related Party	$78,376	$44,211	$60,256
Servicing Fees, Net	26,921	26,208	20,641
(Loss) Gain on Sale of Borrower Loans	(45,316)	(11,285)	1,678
Other Revenue	890	356	894
Total Operating Revenues	60,871	59,490	83,469
Interest Income (Expense):
Interest Income on Borrower Loans	49,986	52,188	45,289
Interest Expense on Notes	(47,033)	(48,572)	(42,165)
Total Interest Income, Net	2,953	3,616	3,124
Change in Fair Value of Financial Instruments, Net	(1,909)	118	394
Total Net Revenues	61,915	63,224	86,987
Expenses:
Administration Fee – Related Party	65,869	57,683	74,382
Servicing and Other, Net	6,990	7,607	9,082
Total Expenses	72,859	65,290	83,464
Net (Loss) Income	$(10,944)	$(2,066)	$3,523
The accompanying notes are an integral part of these consolidated financial statements.

Prosper Funding LLC
Consolidated Statements of Member’s Equity
(amounts in thousands)

	Member’s Equity	Retained Earnings	Total
Balance at December 31, 2021	$11,404	$16,894	$28,298
Contribution from Parent	650	—	650
Distributions to Parent	(5,700)	—	(5,700)
Net Income	—	3,523	3,523
Balance at December 31, 2022	6,354	20,417	26,771
Contribution from Parent	2,010	—	2,010
Net Loss	—	(2,066)	(2,066)
Balance at December 31, 2023	8,364	18,351	26,715
Contribution of Borrower Loans from Parent (Note 4)	1,634	—	1,634
Net Loss	—	(10,944)	(10,944)
Balance at December 31, 2024	$9,998	$7,407	$17,405
The accompanying notes are an integral part of these consolidated financial statements.

Prosper Funding LLC
Consolidated Statements of Cash Flows
(amounts in thousands)

	Years Ended December 31,
	2024	2023	2022
Cash Flows from Operating Activities:
Net (Loss) Income	$(10,944)	$(2,066)	$3,523
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities:
Change in Fair Value of Financial Instruments, Net	1,909	(118)	(394)
Other Non-Cash Changes in Borrower Loans, Loans Held for Sale and Notes	(2)	98	92
Gain on Sale of Borrower Loans	(10,996)	(10,151)	(15,278)
Change in Fair Value of Servicing Rights	10,481	11,193	10,214
Depreciation and Amortization	6,765	6,268	5,525
Changes in Operating Assets and Liabilities:
Purchase of Loans Held for Sale, at Fair Value	(2,054,646)	(1,921,129)	(3,063,729)
Proceeds from Sales and Principal Payments of Loans Held for Sale, at Fair Value	2,054,646	1,921,129	3,063,729
Other Assets	(1,290)	(92)	233
Accounts Payable and Accrued Liabilities	10,582	3,545	2,758
Payable to Investors	4,647	1,444	(66,754)
Net Related Party Receivable/Payable	(3,472)	(6,259)	1,468
Other Liabilities	(125)	(198)	1,174
Net Cash Provided by (Used in) Operating Activities	7,555	3,664	(57,439)
Cash Flows from Investing Activities:
Purchase of Borrower Loans, at Fair Value	(186,073)	(232,306)	(284,921)
Proceeds from Sales and Principal Payments of Borrower Loans, at Fair Value	196,567	191,079	202,119
Purchases of Property and Equipment	(7,379)	(6,097)	(7,543)
Net Cash Provided by (Used in) Investing Activities	3,115	(47,324)	(90,345)
Cash Flows from Financing Activities:
Proceeds from Issuance of Notes, at Fair Value	184,200	231,520	285,115
Payments of Notes, at Fair Value	(195,169)	(188,670)	(202,308)
Cash Contribution from Parent	—	—	650
Cash Distributions to Parent	—	—	(5,700)
Net Cash (Used in) Provided by Financing Activities	(10,969)	42,850	77,757
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(299)	(810)	(70,027)
Cash, Cash Equivalents and Restricted Cash at Beginning of the Period	97,039	97,849	167,876
Cash, Cash Equivalents and Restricted Cash at End of the Period	$96,740	$97,039	$97,849

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$47,459	$47,758	$41,431
Non-Cash Investing Activity - Accrual for Property and Equipment, Net	2,426	2,121	313
Non-Cash Financing Activity - Contribution of Borrower Loans by Parent (Note 4)	1,634	2,010	—

Reconciliation to Amounts on Consolidated Balance Sheets:
Cash and Cash Equivalents	$2,764	$3,351	$6,285
Restricted Cash	93,976	93,688	91,564
Total Cash, Cash Equivalents and Restricted Cash	$96,740	$97,039	$97,849
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
All loans requested and obtained through the marketplace are unsecured obligations of individual borrowers with a fixed interest rate and original terms to maturity of 24, 36, 48 or 60 months as of December 31, 2024. All loans made through the marketplace are funded by WebBank, an FDIC-insured, Utah chartered industrial bank. After funding a loan, WebBank sells the loan to PFL, without recourse to WebBank, in exchange for the principal amount of the loan. WebBank does not have any obligation to purchasers of the Notes.
As of December 31, 2024, PFL’s marketplace was open to investors in 31 states and the District of Columbia. Additionally, as of December 31, 2024, PFL’s marketplace was open to borrowers in 48 states and the District of Columbia. Currently, the marketplace does not operate internationally.
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
PFL did not have any items of other comprehensive income (loss) during any of the periods presented in the consolidated financial statements as of and for the years ended December 31, 2024, 2023 and 2022.

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
Loan Trailing Fee Liability
On July 1, 2016, PMI signed a series of agreements with WebBank which, among other things, includes an additional program fee (the “Loan Trailing Fee”) paid to WebBank in connection with the performance of each loan sold to PMI. These agreements were effective as of August 1, 2016. The Loan Trailing Fee is dependent on the amount and timing of principal and interest payments made by borrowers of the underlying loans, irrespective of whether the loans are sold by PMI, and gives WebBank an ongoing financial interest in the performance of the loans it originates. This fee is paid by PMI to WebBank over the term of the respective loans and is a function of the principal and interest payments made by borrowers of such loans. In the event that principal and interest payments are not made with respect to any loan, PMI is not required to make the related Loan Trailing Fee payment. The obligation to pay the Loan Trailing Fee for any loan sold to PMI is recorded at fair value at the time of the origination of such loan within Other Liabilities and recorded as a reduction of “Transaction Fees, net.” Any changes in the fair value of this liability are recorded in “Servicing Fees, Net” on the Consolidated Statements of Operations. The fair value of the Loan Trailing Fee represents the present value of the expected monthly Loan Trailing Fee payments, which takes into consideration certain assumptions related to expected prepayment rates and defaults rates.
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
(Loss) Gain on Sale of Borrower Loans
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
NOTE 3. PROPERTY AND EQUIPMENT, NET
Property and Equipment consist of the following as of the dates presented (in thousands):

	December 31,
	2024	2023
Internal-use software and web site development costs	$49,836	$43,619
Less: Accumulated depreciation and amortization	(37,276)	(31,978)
Total Property and Equipment, Net	$12,560	$11,641

Depreciation and amortization expense for the years ended December 31, 2024, 2023, and 2022 was $6.8 million, $6.3 million and $5.5 million, respectively. Internal-use software and web site development additions of $7.7 million, $7.9 million and $7.6 million were purchased from PMI in the years ended December 31, 2024, 2023, and 2022, respectively.
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

The aggregate principal balances outstanding and fair values of Borrower Loans and Notes as of December 31, 2024 and 2023, are presented in the following table (in thousands):

	Borrower Loans		Notes
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Aggregate principal balance outstanding	$300,782	$342,791	$301,246	$345,341
Fair value adjustments	(15,204)	(18,480)	(18,216)	(23,375)
Fair value	$285,578	$324,311	$283,030	$321,966

As of December 31, 2024, outstanding Borrower Loans had original terms to maturity of 24, 36, 48 or 60 months, had monthly payments with fixed interest rates ranging from 6.00% to 33.00% and had various original maturity dates through December 2029. At December 31, 2023, Borrower Loans had original maturities of 24, 36, 48 or 60 months, had monthly payments with fixed interest rates ranging from 5.46% to 33.00% and had various original maturity dates through December 2028.
As of December 31, 2024, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $3.1 million and a fair value of $0.4 million. As of December 31, 2023, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $4.5 million and a fair value of $0.9 million. PFL places loans on non-accrual status when they are over 120 days past due. As of December 31, 2024 and 2023, Borrower Loans in non-accrual status had a fair value of $0.3 million and $0.8 million, respectively.
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
On March 28, 2024, Prosper completed another securitization of Borrower Loans originated through Prosper’s marketplace platform, PMIT 2024-1. PFL served as the sole sponsor for this securitization. Loans eligible for securitization that were funded through the PWIT Warehouse Line were contributed to the PMIT 2024-1 securitization. Loans that were not eligible for securitization, with an aggregate outstanding principal balance of $4.5 million and a fair value of $1.6 million, were contributed to PFL, and are included in “Borrower Loans, at Fair Value” on the accompanying Consolidated Balance Sheet. The fair value of these Borrower Loans was recorded as a deemed Contribution of Borrower Loans from Parent on the Consolidated Statement of Member’s Equity and as a non-cash financing activity on the Consolidated Statement of Cash Flows.
NOTE 5. SERVICING ASSET
PFL accounts for Servicing Assets at their estimated fair values with changes in fair values recorded in Servicing Fees, Net on the Consolidated Statements of Operations. The initial asset is recognized in Gain (Loss) on the Sale of Borrower Loans on the Consolidated Statements of Operations when PFL sells Borrower Loans to unrelated third-party buyers through the Whole Loan Channel and the servicing rights are retained. The Servicing Assets are measured at fair value throughout the servicing period. PFL recognized gains on the sale of such Borrower Loans in the amount of $11.0 million, $9.2 million and $13.0 million for the years ended December 31, 2024, 2023, and 2022, respectively. These amounts are recorded in Loss on Sale of Borrower Loans on the condensed consolidated statements of operations, and are offset primarily by incentives provided to loan buyers at the time of sale.
At December 31, 2024, Borrower Loans that were sold, but for which PFL retained servicing rights, had a total outstanding principal balance of $3.5 billion, original terms of 24, 36, 48 or 60 months, monthly payments with fixed interest rates ranging from 5.46% to 33.00% and various original maturity dates through December 2029. At December 31, 2023, Borrower Loans that were sold, but for which PFL retained servicing rights, had a total outstanding principal balance of $3.5 billion, original terms of 24, 36, 48 or 60 months, monthly payments with fixed interest rates ranging from 5.46% to 33.00% and various original maturity dates through December 2028.
Contractually-specified servicing fees and ancillary fees totaled $39.6 million, $39.7 million and $33.8 million for the years ended December 31, 2024, 2023, and 2022, respectively, and are included in Servicing Fees, Net on the statements of operations (except for Loan Trailing Fees, which are a component of Administration Fee — Related Party).

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
NOTE 6. INCOME TAXES
PFL incurred no income tax provision for the year ended December 31, 2024 and 2023. PFL is a U.S. disregarded entity and its income and loss are included in the income tax reporting of its parent, PMI. Since PMI is in a taxable loss position, is not currently subject to income taxes, and has fully reserved against its deferred tax asset, the net effective tax rate for PFL is 0%.
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
As of December 31, 2024 and 2023, the discounted cash flow methodology used to estimate the Notes fair values used the same projected cash flows as the related Borrower Loans. As demonstrated in the table below, the fair value adjustments for Borrower Loans were largely offset by the fair value adjustments of the Notes due to the borrower payment dependent design of the Notes and because the principal balances of the Borrower Loans approximated the principal balances of the Notes.

For a description of the fair value hierarchy and PFL’s fair value methodologies, see Note 2 - Summary of Significant Accounting Policies. PFL did not transfer any assets or liabilities in or out of Level 3 during the years ended December 31, 2024 and 2023.
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
The following tables present the fair value hierarchy for assets and liabilities measured at fair value (in thousands):

December 31, 2024	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Borrower Loans, at Fair Value	$—	$—	$285,578	$285,578
Servicing Assets	—	—	14,333	14,333
Total Assets	$—	$—	$299,911	$299,911
Liabilities:
Notes, at Fair Value	$—	$—	$283,030	$283,030
Loan Trailing Fee Liability*	—	—	3,004	3,004
Total Liabilities	$—	$—	$286,034	$286,034

December 31, 2023	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Borrower Loans, at Fair Value	$—	$—	$324,311	$324,311
Servicing Assets	—	—	13,818	13,818
Total Assets	$—	$—	$338,129	$338,129
Liabilities:
Notes, at Fair Value	$—	$—	$321,966	$321,966
Loan Trailing Fee Liability*	—	—	2,942	2,942
Total Liabilities	$—	$—	$324,908	$324,908
*Included in Other Liabilities on the Consolidated Balance Sheets.
As PFL’s Borrower Loans, Notes, Servicing Assets and loan trailing fee liability do not trade in an active market with readily observable prices, PFL uses significant unobservable inputs to measure the fair value of these assets and liabilities. Financial instruments are categorized in the Level 3 valuation hierarchy based on the significance of unobservable factors in the overall fair value measurement. These fair value estimates may also include observable, actively quoted components derived from external sources. As a result, the realized and unrealized gains and losses for assets and liabilities within the Level 3 category may include changes in fair value that were attributable to both observable and unobservable inputs. PFL did not transfer any assets or liabilities in or out of Level 3 for the years ended December 31, 2024, 2023 and 2022.

Significant Unobservable Inputs
The following tables present quantitative information about the significant unobservable inputs used for PFL’s Level 3 fair value measurements at the dates presented:

	Range
Borrower Loans and Notes:	December 31, 2024			December 31, 2023
Discount rate	5.8%	—	8.7%	5.5%	—	8.0%
Default rate	2.9%	—	22.6%	3.2%	—	23.6%

	Range
Servicing Assets:	December 31, 2024			December 31, 2023
Discount rate	15.0%	—	25.0%	15.0%	—	25.0%
Default rate	2.9%	—	22.6%	2.8%	—	23.6%
Prepayment rate	13.6%	—	28.1%	6.1%	—	30.6%
Market servicing rate (1) (2)	0.633%	—	0.842%	0.633%	—	0.842%
(1) Servicing assets associated with loans enrolled in a relief program offered by the Company as of December 31, 2024 and 2023 were measured using a market servicing rate assumption of 84.2 basis points. This rate was estimated using a multiplier consistent with observable market rates for other loan types, applied to the base market servicing rate assumption.

(2) Excludes collection fees that would be passed on to a hypothetical third-party servicer. As of December 31, 2024 and 2023, the market rate for collection fees and non-sufficient fund fees was assumed to be 7 basis points and 5 basis points, respectively, for a weighted-average total market servicing rate of 70.3 basis points to 91.2 basis points and 68.3 basis points to 89.2 basis points, respectively.

	Range
Loan Trailing Fee Liability:	December 31, 2024			December 31, 2023
Discount rate	15.0%	—	25.0%	15.0%	—	25.0%
Default rate	2.9%	—	22.6%	2.8%	—	23.6%
Prepayment rate	13.6%	—	28.1%	6.1%	—	30.6%
Changes in Level 3 Fair Value Assets and Liabilities on a Recurring Basis
The following table presents additional information about Level 3 Loans Held for Sale, Borrower Loans, and Notes measured at fair value on a recurring basis for the year ended December 31, 2024 and 2023 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets		Liabilities
	Borrower Loans	Loans Held for Sale	Notes	Total
Fair value at January 1, 2023	$320,642	$—	$(318,704)	$1,938
Originations	232,306	1,921,129	(231,520)	1,921,915
Borrower Loans contributed by Parent, at Fair Value	2,010	—	—	2,010
Principal repayments	(186,433)	—	188,670	2,237
Borrower Loans sold to third parties	(4,646)	(1,921,129)	—	(1,925,775)
Other changes	717	—	(815)	(98)
Change in fair value	(40,285)	—	40,403	118
Fair value at December 31, 2023	$324,311	$—	$(321,966)	$2,345
Originations	186,073	2,054,646	(184,200)	2,056,519
Borrower Loans contributed by Parent, at Fair Value	1,634	—	—	1,634
Principal repayments	(192,113)	—	195,169	3,056
Borrower Loans sold to third parties	(4,454)	(2,054,646)	—	(2,059,100)
Other changes	(421)	—	424	3
Change in fair value	(29,452)	—	27,543	(1,909)
Fair value at December 31, 2024	$285,578	$—	$(283,030)	$2,548

The following table presents additional information about Level 3 Servicing Assets recorded at fair value (in thousands):

Servicing Assets
Fair value at January 1, 2023	$14,860
Additions	10,151
Change in fair value	(11,193)
Fair value at December 31, 2023	$13,818
Additions	10,997
Change in fair value	(10,482)
Fair value at December 31, 2024	$14,333
Loan Trailing Fee Liability
The fair value of the Loan Trailing Fee Liability (included in Other Liabilities on the accompanying Consolidated Balance Sheets) represents the present value of the expected monthly Loan Trailing Fee payments, which takes into consideration certain assumptions related to expected prepayment rates and default rates using a discounted cash flow model. The assumptions used are the same as those used for the valuation of Servicing Assets, as described below.
The following tables present additional information about Level 3 Loan Trailing Fee Liability measured at fair value on a recurring basis (in thousands):

Loan Trailing Fee Liability
Fair Value at January 1, 2023	$3,290
Issuances	2,011
Cash payment of Loan Trailing Fee	(2,791)
Change in fair value	432
Fair Value at December 31, 2023	$2,942
Issuances	1,959
Cash payment of Loan Trailing Fee	(2,597)
Change in fair value	700
Fair Value at December 31, 2024	$3,004
Significant Recurring Level 3 Fair Value Asset and Liability Input Sensitivity
Key economic assumptions are used to compute the fair value of Borrower Loans and Notes. The sensitivity of the current fair value to immediate changes in assumptions at December 31, 2024 and 2023 for Borrower Loans are presented in the following table (in thousands, except percentages):

Borrower Loans:	December 31, 2024	December 31, 2023
Fair value, using the following assumptions:	$285,578	$324,311
Weighted-average discount rate	7.70%	6.55%
Weighted-average default rate	13.35%	14.36%

Fair value resulting from:
100 basis point increase in discount rate	$282,980	$321,204
200 basis point increase in discount rate	280,443	318,174
Fair value resulting from:
100 basis point decrease in discount rate	$288,240	$327,498
200 basis point decrease in discount rate	290,969	330,766

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$282,239	$319,708
Applying a 1.2 multiplier to default rate	278,916	315,153
Fair value resulting from:
Applying a 0.9 multiplier to default rate	$288,934	$328,962
Applying a 0.8 multiplier to default rate	292,306	333,662

Key economic assumptions are used to compute the fair value of Notes. The sensitivity of the fair value to immediate changes in assumptions at December 31, 2024 and 2023 for Notes funded through the Note Channel are presented in the following table (in thousands, except percentages):

Notes:	December 31, 2024	December 31, 2023
Fair value, using the following assumptions:	$283,030	$321,966
Weighted-average discount rate	7.70%	6.55%
Weighted-average default rate	13.25%	14.21%

Fair value resulting from:
100 basis point increase in discount rate	$280,451	$318,877
200 basis point increase in discount rate	277,934	315,863
Fair value resulting from:
100 basis point decrease in discount rate	$285,669	$325,134
200 basis point decrease in discount rate	288,381	328,384

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$279,718	$317,359
Applying a 1.2 multiplier to default rate	276,422	312,800
Fair value resulting from:
Applying a 0.9 multiplier to default rate	$286,358	$326,621
Applying a 0.8 multiplier to default rate	289,702	331,325

Key economic assumptions are used to compute the fair value of Servicing Assets. The sensitivity of the current fair value to immediate changes in assumptions at December 31, 2024 and 2023 for Servicing Assets are presented in the following table (in thousands, except percentages):

Servicing Assets:	December 31, 2024	December 31, 2023
Fair value, using the following assumptions:	$14,333	$13,818
Weighted-average market servicing rate	0.635%	0.650%
Weighted-average prepayment rate	18.83%	19.96%
Weighted-average default rate	13.89%	14.74%

Fair value resulting from:
Market servicing rate increase of 0.025%	$13,419	$12,945
Market servicing rate decrease of 0.025%	15,247	14,691

Fair value resulting from:
Applying a 1.1 multiplier to prepayment rate	$14,016	$13,502
Applying a 0.9 multiplier to prepayment rate	14,655	14,139

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$14,052	$13,534
Applying a 0.9 multiplier to default rate	14,616	14,104
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
The Origination and Sale Agreements contain terms through February 1, 2027. PMI is required, under the Origination and Sale Agreements, to maintain certain collateral requirements. In addition, pursuant to the Marketing Agreement, the marketing fee that Prosper receives in connection with the origination of each loan is partially reduced by an amount (the “Designated Amount”) calculated as a percentage of the principal amount of such loan based on the aggregate principal amount of loans originated for the applicable month. To the extent the aggregate Designated Amount for all loans originated during any month is less than $100,000 through February 1, 2027, Prosper is required to pay WebBank an amount equal to such deficiency. Accordingly, the minimum fee is $1.2 million for 2025, $1.2 million for 2026 and $0.1 million in 2027.
Additionally, under the Origination and Sale Agreements, PMI is required to maintain minimum net liquidity of $15.0 million at all times during the term of the agreement. Net liquidity is defined as the sum of Cash, Cash Equivalents and

Available for Sale Investments. Violation of this covenant can result in termination of the contract with WebBank. As of December 31, 2024 the Company was in compliance with the covenant.
Transaction Fee Refund Liability
Prosper assumes WebBank’s liability under Utah law to refund the pro-rated amount of any transaction fees collected in excess of 5%, in the event the underlying borrower prepays the loan before full maturity. For the year ended December 31, 2024 and 2023, PFL issued $4.6 million and $0.1 million, respectively, in refunds under this obligation. As of December 31, 2024 and 2023, PFL has accrued $9.2 million and $1.6 million, respectively, related to anticipated future refunds under this obligation.
Loan Purchase Commitments
Under the terms of PFL's agreement with WebBank, PFL is committed to purchase $21.1 million of Borrower Loans that WebBank originated during the last two business days of the year ended December 31, 2024. PFL is purchasing these Borrower Loans within the first two business days of the year ending December 31, 2025.
Repurchase Obligation
Under the terms of the loan purchase agreements between PFL and investors that participate in the Whole Loan Channel, PFL may, in certain circumstances, become obligated to repurchase a Borrower Loan from an investor. Generally, these circumstances include the occurrence of verifiable identity theft, the failure to properly follow personal loan listing or bidding protocols or a violation of the applicable federal, state or local lending laws. The fair value of the indemnification and repurchase obligation is estimated based on historical experience. PFL recognizes a liability for the repurchase and indemnification obligation when the Borrower Loans are issued. Indemnified or repurchased Borrower Loans associated with violations of federal, state or local lending laws or verifiable identity theft are written off at the time of repurchase or at the time an indemnification payment is made. The maximum potential amount of future payments associated under this repurchase obligation is the outstanding balances of the Borrower Loans issued through the Whole Loan Channel, which at December 31, 2024 was $3.5 billion. PFL has accrued $0.3 million and $0.5 million as of December 31, 2024 and 2023 respectively in regard to this obligation.
Under the terms of the indenture and investor registration agreement, Prosper may, in certain circumstances, become obligated to either repurchase a Note or indemnify the investor for any losses resulting from nonpayment of a Note purchased in the Retail Channel. The decision to repurchase or indemnify is in Prosper’s sole discretion. These circumstances include, but are not limited to, the occurrence of verifiable identity theft, a technical error in the automated bidding tools which results in the purchase of a Note that does not match the investor’s investment criteria, or situations in which a personal loan listing includes a Prosper Rating that is different from the Prosper Rating that should have appeared in the listing for the corresponding Borrower Loan because either PFL inaccurately input data into, or inaccurately applied, the formula for determining the Prosper Rating and, as a result, the interest of the investor is materially and adversely affected. During the year ended December 31, 2024 the Company repurchased $0.1 million of Notes under these circumstances, and has agreed to indemnify additional Notes with an unpaid principal balance of $0.3 million as of December 31, 2024.
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
PFL’s executive officers and directors who are not executive officers participate in its marketplace by placing bids and purchasing Notes. The aggregate amount of the Notes purchased and the income earned by parties deemed to be related parties of PFL for the years ended December 31, 2024 and 2023 are summarized below (in thousands):

	Aggregate Amount of Notes Purchased for the Year Ended December 31,		Interest Earned on Notes for the Year Ended December 31,
	2024	2023	2024	2023
Executive officers and management	$30	$30	$8	$8
Directors (excluding executive officers and management)	—	—	—	—
Total	$30	$30	$8	$8

The balance of Notes held by officers and directors who are not executive officers are as follows (in thousands):

	Notes Balance as of
	December 31, 2024	December 31, 2023
Executive officers and management	$48	$47
Directors (excluding executive officers and management)	—	—
Total	$48	$47

NOTE 10. SEGMENTS
PFL’s Chief Executive Officer, who serves as the chief operating decision maker, reviews financial information on a consolidated basis at the PMI level for purposes of allocating resources and evaluating financial performance. As a result, PFL has no operating segments.
NOTE 11. SIGNIFICANT CONCENTRATIONS
PFL is dependent on third party funding sources such as banks, asset managers, and insurance companies to provide the funds to allow WebBank to originate Borrower Loans that the third party funding sources will later purchase. Of all Borrower Loans originated in the year ended December 31, 2024, three individual third parties purchased 23.7%, 15.8%, and 13.2% of such loans. There were no purchase of such loans by the Company’s VIEs during the year ended December 31, 2024. For the year ended December 31, 2023, four individual third parties purchased 15.1%, 12.5%, 11.9% and 10.7% of such loans, and PMI’s Warehouse VIEs purchased 8.4% of such loans. These purchases indicate that a significant portion of PFL’s business is dependent on funding through the Whole Loan Channel, through which 92% and 89% of Borrower Loans were originated in the years ended December 31, 2024 and 2023, respectively.
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

4.1	Form of PFL Borrower Payment Dependent Note (included as Exhibit A in Exhibit 4.5)

4.2	Form of PMI Borrower Payment Dependent Note (included as Exhibit A in Exhibit 4.4)

4.3	Supplemental Indenture, dated January 22, 2013, between Prosper Marketplace, Inc., Prosper Funding LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 of PMI and PFL’s Current Report on Form 8-K, filed on January 28, 2013)

4.4	Indenture, dated June 15, 2009, between Prosper Marketplace, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 of Pre-Effective Amendment No. 5 to PMI’s Registration Statement on Form S-1 (File No. 333-147019), filed on June 26, 2009)

4.5	Amended and Restated Indenture, dated January 22, 2013, between Prosper Funding LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 of PMI and PFL’s Current Report on Form 8-K, filed on January 28, 2013)

4.6	First Supplemental Indenture, dated May 10, 2013, between Prosper Funding LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 of PMI and PFL's Quarterly Report on Form 10-Q, filed on August 14, 2013)

4.7	Credit Agreement, dated November 14, 2022, by and among Prosper Marketplace, Inc., as Borrower, the lenders from time to time party thereto, and Wilmington Trust, National Association, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 4.1 of PMI and PFL's Quarterly Report on Form 10-Q, filed on May 11, 2023) (1)

4.8	Amendment No. 1 to the Credit Agreement, dated June 26, 2024, by and among Prosper Marketplace, Inc., as Borrower, the lenders from time to time party thereto, and Wilmington Trust, National Association, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 of PMI and PFL’s Quarterly Report on Form 10-Q filed on August 15, 2024) (1)

4.9	Amendment No. 2 to the Credit Agreement, dated November 27, 2024, by and among Prosper Marketplace, Inc., as Borrower, the lenders from time to time party thereto, and Wilmington Trust, National Association, as Administrative Agent and Collateral Agent (1)(2)

Exhibit Number	Description

10.1	Form of PFL Borrower Registration Agreement (incorporated by reference to Exhibit 10.1 of PMI and PFL’s Annual Report on Form 10-K filed on March 28, 2022)

10.2	Form of PFL Investor Registration Agreement (incorporated by reference to Exhibit 10.2 of PMI and PFL’s Annual Report on Form 10-K filed on March 22, 2024)

10.3	Asset Sale Agreement, dated July 1, 2016, between PFL and WebBank (incorporated by reference to Exhibit 10.1 of PMI and PFL’s Current Report on Form 8-K/A, filed on March 7, 2017) (1)

10.4	First Amendment to Asset Sale Agreement, dated October 7, 2016, between PFL and WebBank (incorporated by reference to Exhibit 10.1 of PMI and PFL's Current Report on Form 8-K/A, filed on April 22, 2019) (1)

10.5	Second Amendment to Asset Sale Agreement, dated March 27, 2017, between PFL and WebBank (incorporated by reference to Exhibit 10.2 of PMI and PFL's Current Report on Form 8-K/A, filed on April 22, 2019) (1)

10.6	Third Amendment to Asset Sale Agreement, dated February 1, 2019, between PFL and WebBank (incorporated by reference to Exhibit 10.1 of PMI and PFL's Current Report on Form 8-K/A, filed on April 24, 2019)

10.7	Fourth Amendment to Asset Sale Agreement, dated November 9, 2020, between PFL and WebBank (incorporated by reference to Exhibit 10.7 of PMI and PFL's Quarterly Report on Form 10-Q, filed on November 12, 2020)

10.8	Fifth Amendment to Asset Sale Agreement, dated June 25, 2021, between PFL and WebBank (incorporated by reference to Exhibit 10.1 of PMI and PFL's Current Report on Form 8-K/A, filed on July 1, 2021) (1)

10.9	Sixth Amendment to Asset Sale Agreement, dated October 5, 2022, between PFL and WebBank (incorporated by reference to Exhibit 10.1 of PMI and PFL's Current Report on Form 8-K, filed on October 11, 2022) (1)

10.10	Seventh Amendment to Asset Sale Agreement, dated February 28, 2024, between PFL and WebBank (incorporated by reference to Exhibit 10.10 of PMI and PFL’s Annual Report on Form 10-K filed on March 22, 2024) (1)

10.11	Marketing Agreement, dated July 1, 2016, between PMI and WebBank (incorporated by reference to Exhibit 10.2 of PMI and PFL’s Current Report on Form 8-K/A, filed on March 7, 2017) (1)

10.12
First Amendment to Marketing Agreement, dated October 7, 2016, between PMI and WebBank (incorporated by reference to Exhibit 10.3 of PMI and PFL's Current Report on Form 8-K/A, filed on April 22, 2019) (1)

10.13	Second Amendment to Marketing Agreement, dated November 17, 2017, between PMI and WebBank (incorporated by reference to Exhibit 10.4 of PMI and PFL's Current Report on Form 8-K/A, filed on April 22, 2019) (1)

10.14	Third Amendment to Marketing Agreement, dated February 1, 2019, between PMI and WebBank (incorporated by reference to Exhibit 10.2 of PMI and PFL's Current Report on Form 8-K/A, filed on April 24, 2019) (1)

10.15	Fourth Amendment to Marketing Agreement, dated September 21, 2020, between PMI and WebBank (incorporated by reference to Exhibit 10.5 of PMI and PFL's Quarterly Report on Form 10-Q, filed on November 12, 2020) (1)

10.16	Fifth Amendment to Marketing Agreement, dated November 9, 2020, between PMI and WebBank (incorporated by reference to Exhibit 10.6 of PMI and PFL's Quarterly Report on Form 10-Q, filed on November 12, 2020) (1)

10.17	Sixth Amendment to Marketing Agreement, dated June 25, 2021, between PMI and WebBank (incorporated by reference to Exhibit 10.2 of PMI and PFL's Current Report on Form 8-K/A, filed on July 1, 2021) (1)

10.18	Seventh Amendment to Marketing Agreement, dated February 28, 2024, between PMI and WebBank (incorporated by reference to Exhibit 10.18 of PMI and PFL’s Annual Report on Form 10-K filed on March 22, 2024) (1)

10.19	Administration Agreement, effective as of February 1, 2013, between Prosper Funding LLC and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.1 of PMI and PFL’s Current Report on Form 8-K, filed on January 28, 2013)

Exhibit Number	Description

10.20	Amendment No. 1 to Administration Agreement, dated as of January 1, 2014, between Prosper Funding LLC and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.1 of PMI and PFL’s Current Report on Form 10-Q filed on May 14, 2014)

10.21	Amendment No. 2 to Administration Agreement, dated as of January 1, 2015, between Prosper Funding LLC and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.7 of PMI and PFL’s Annual Report on Form 10-K filed on April 6, 2015)

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

10.31	Fourth Amendment to Stand By Purchase Agreement, dated February 28, 2024, between WebBank and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.31 of PMI and PFL’s Annual Report on Form 10-K filed on March 22, 2024) (1)

10.32	Director Indemnification Agreement, dated January 15, 2013, between Prosper Marketplace, Inc. and Patrick (Pat) Grady (incorporated by reference to Exhibit 10.20 of PMI and PFL’s Annual Report on Form 10-K, filed on March 31, 2014) (3)

10.33	Form of Indemnification Agreement for PMI’s directors (other than Patrick Grady), officers and key employees (incorporated by reference to Exhibit 10.21 of PMI and PFL's Annual Report on Form 10-K, filed on March 18, 2016) (3)

10.34
Back-Up Servicing Agreement (Note Channel), dated as of February 24, 2017, among Prosper Funding LLC, Prosper Marketplace, Inc., and Vervent, Inc. (f/k/a First Associates Loan Servicing, LLC) (incorporated by reference to Exhibit 10.10 of PMI and PFL’s Quarterly Report on Form 10-Q, filed on May 15, 2017) (1)

10.35	Amended and Restated Services and Indemnity Agreement, dated May 30, 2013, between Prosper Funding LLC, Prosper Marketplace, Inc., Global Securitization Services, LLC, Bernard J. Angelo and David V. DeAngelis (incorporated by reference to Exhibit 10.1 of PMI and PFL’s Current Report on Form 8-K, filed on June 5, 2013) (3)

Exhibit Number	Description

10.36	Amended and Restated Prosper Marketplace, Inc. 2005 Stock Plan (incorporated by reference to Exhibit 4.2 of PMI’s Registration Statement on Form S-8 filed on May 29, 2014) (3)

10.37	Prosper Marketplace, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 of PMI’s Registration Statement on Form S-8 filed on May 12, 2015) (3)

10.38	Amendment No. 1 to Prosper Marketplace, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 of PMI’s Registration Statement on Form S-8 filed on April 13, 2016) (3)

10.39	Amendment No. 2 to Prosper Marketplace, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 of PMI’s Registration Statement on Form S-8 filed on August 15, 2016) (3)

10.40	Amendment No. 3 to Prosper Marketplace, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 of PMI’s Registration Statement on Form S-8 filed on March 26, 2018) (3)

10.41	Form of Stock Option Agreement under the Prosper Marketplace, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.29 of PMI and PFL’s Annual Report on Form 10-K, filed on March 18, 2016) (3)

10.42	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the Prosper Marketplace, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.30 of PMI and PFL’s Annual Report on Form 10-K, filed on March 18, 2016) (3)
10.43	Prosper Marketplace, Inc. Eligible Employee Retention Plan, adopted as of November 6, 2020 (incorporated by reference to Exhibit 10.2 of PMI and PFL's Quarterly Report on Form 10-Q, filed on November 12, 2020) (3)

10.44	Prosper Marketplace, Inc. Long-Term Cash Incentive Plan, effective November 5, 2020 (incorporated by reference to Exhibit 10.3 of PMI and PFL's Quarterly Report on Form 10-Q, filed on November 12, 2020) (3)

10.45	First Amendment to Prosper Marketplace, Inc. Long-Term Cash Incentive Plan, effective May 11, 2021 (incorporated by reference to Exhibit 10.2 of PMI and PFL's Quarterly Report on Form 10-Q, filed on May 13, 2021) (3)

10.46	Second Amendment to Prosper Marketplace, Inc. Long-Term Cash Incentive Plan, effective March 25, 2022 (incorporated by reference to Exhibit 10.46 of PMI and PFL’s Annual Report on Form 10-K filed on March 22, 2024) (3)

10.47	Third Amendment to Prosper Marketplace, Inc. Long-Term Cash Incentive Plan, effective March 21, 2024 (incorporated by reference to Exhibit 10.47 of PMI and PFL’s Annual Report on Form 10-K filed on March 22, 2024) (3)

10.48	Form of Prosper Marketplace, Inc. Severance and Change in Control Agreement (incorporated by reference to Exhibit 10.4 of PMI and PFL's Quarterly Report on Form 10-Q, filed on November 12, 2020) (3)

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

10.51	Second Amendment to the First Amended and Restated Program Agreement, effective as of August 28, 2024, by and between Coastal Community Bank and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.1 of PMI’s Quarterly Report on Form 10-Q, filed on November 14, 2024) (1)

10.52	Separation and General Release Agreement, dated January 15, 2025, by and between Melinda Marchesi and Prosper Marketplace, Inc. (1)(2)(3)

21.1	Subsidiaries of Prosper Marketplace, Inc. (2)

21.2	Subsidiaries of Prosper Funding LLC

23.1	Consent of Independent Registered Accounting Firm (2)

31.1	Certification of Principal Executive Officer of PMI pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

Exhibit Number	Description

31.2	Certification of Principal Financial Officer of PMI pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

31.3	Certification of Principal Executive Officer of PFL pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

31.4	Certification of Principal Financial Officer of PFL pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

32.1	Certification of Principal Executive Officer and Principal Financial Officer of PMI pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to PMI's Annual Report on Form 10-K for the year ended December 31, 2020 (2)

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
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 26th day of March 2025.

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

Name	Title	Date

/s/ David Kimball	Chief Executive Officer (Principal Executive Officer); Chairman of the Board	March 26, 2025
David Kimball

/s/ Usama Ashraf	President and Chief Financial Officer (Principal Financial Officer)	March 26, 2025
Usama Ashraf

*	Director	March 26, 2025
Claire A. Huang

*	Director	March 26, 2025
Thomas R. Kearney

*	Director	March 26, 2025
Peter J. deSilva

*By: /s/ Edward R. Buell III
Edward R. Buell III
Attorney-in-Fact

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 26th day of March 2025.

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

Name	Title

/s/ David Kimball	Chief Executive Officer (Principal Executive Officer); Director	March 26, 2025
David Kimball

/s/ Usama Ashraf	President, Chief Financial Officer and Treasurer (Principal Financial Officer); Director	March 26, 2025
Usama Ashraf

*	Director	March 26, 2025
Bernard J. Angelo

*	Director	March 26, 2025
David V. DeAngelis

*By: /s/ Edward R. Buell III
Edward R. Buell III
Attorney-in-Fact