Form 10-Q
period 2025-03-31
PROSPER MARKETPLACE, INC; Prosper Funding LLC
filed 2025-05-14
CIK 1416265, 1542574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

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
As of May 12, 2025, there were 77,618,055 shares of Prosper Marketplace, Inc. common stock outstanding. Prosper Funding LLC does not have any common stock outstanding.
THIS COMBINED FORM 10-Q IS SEPARATELY FILED BY PROSPER MARKETPLACE, INC. AND PROSPER FUNDING LLC. INFORMATION CONTAINED HEREIN RELATING TO ANY INDIVIDUAL REGISTRANT IS FILED BY SUCH REGISTRANT ON ITS OWN BEHALF. EACH REGISTRANT MAKES NO REPRESENTATION AS TO INFORMATION RELATING TO THE OTHER REGISTRANT.

Except as the context requires otherwise, as used herein, “Registrants” refers to Prosper Marketplace, Inc. (“PMI”), a Delaware corporation, and its wholly owned subsidiary, Prosper Funding LLC (“PFL”), a Delaware limited liability company; “we,” “us,” “our,” “Prosper,” and the “Company” refers to (i) PMI, (ii) its wholly owned subsidiaries, PFL, BillGuard, Inc. (“BillGuard”), a Delaware corporation, and Prosper Healthcare Lending LLC (“PHL”), a Delaware limited liability company, and (iii) its variable interest entities, Prosper Warehouse I Trust (“PWIT,” terminated March 28, 2024), a Delaware statutory trust, Prosper Warehouse II Trust (“PWIIT,” terminated September 25, 2023), a Delaware statutory trust, Prosper Marketplace Issuance Trust, Series 2023-1 (“PMIT 2023-1”), a Delaware statutory trust, Prosper Marketplace Issuance Trust, Series 2024-1 (“PMIT 2024-1”), Prosper Credit Card Issuer LLC (“PMCC 2024-1”), a Delaware limited liability company, a Delaware statutory trust and Prosper Grantor Trust (“PGT”), a Delaware statutory trust, on a consolidated basis; and “Prosper Funding” refers to PFL and its wholly owned subsidiary, Prosper Depositor LLC, a Delaware limited liability company, on a consolidated basis. In addition, the unsecured personal loans originated through our marketplace are referred to as “Borrower Loans,” and the borrower payment dependent notes issued through our marketplace, whether issued by PMI or PFL, are referred to as “Notes.” Investors currently invest in Borrower Loans through two channels: (i) the “Note Channel,” which allows investors to purchase Notes from PFL, the payments of which are dependent on the payments made on the corresponding Borrower Loan; and (ii) the “Whole Loan Channel,” which allows accredited and institutional investors to purchase Borrower Loans in their entirety directly from PFL. The Notes available to Note Channel investors are distinguishable from notes held by certain third party investors pursuant to Prosper’s securitization transactions, which are referred to herein as “Notes Issued by Securitization Trust.” Finally, although historically the Company has referred to investors as “lender members,” PFL calls them “investors” herein to avoid confusion since WebBank is the lender for Borrower Loans originated through our marketplace.

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

There may be other factors that may cause actual results to differ materially from the forward-looking statements in this Quarterly Report on Form 10-Q. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them does occur, what impact they will have on our results of operations and financial condition. You should carefully read the factors described in the “Risk Factors” sections of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2024 for a description of certain risks that could, among other things, cause our actual results to differ from these forward-looking statements.
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

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Prosper Marketplace, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except for share and per share amounts)

	March 31, 2025	December 31, 2024
Assets:
Cash and Cash Equivalents	$31,694	$30,334
Restricted Cash (1)	137,092	114,753
Accounts Receivable	7,595	7,545
Borrower Loans, at Fair Value	415,389	461,785
Receivable from Credit Card Partner, at Fair Value (1)	103,201	104,153
Property and Equipment, Net	44,815	44,273
Prepaid and Other Assets (1)	23,557	25,362
Credit Card Derivative	36,903	38,739
Servicing Assets	13,456	13,718
Goodwill	36,368	36,368
Total Assets	$850,070	$877,030
Liabilities, Convertible Preferred Stock and Stockholders' Deficit:
Accounts Payable and Accrued Liabilities	$63,687	$58,558
Payable to Investors	114,101	91,945
Notes, at Fair Value	272,500	283,030
Notes Issued by Securitization Trust (1)	224,649	258,960
Term Loan	71,577	73,857
Other Liabilities	33,053	33,749
Convertible Preferred Stock Warrant Liability	204,023	261,249
Total Liabilities	$983,590	$1,061,348
Commitments and Contingencies (Note 17)
Convertible Preferred Stock – $0.01 par value; 444,760,848 shares authorized as of March 31, 2025 and December 31, 2024; 209,613,570 issued and outstanding as of March 31, 2025 and December 31, 2024. Aggregate liquidation preference of $370,456 as of March 31, 2025 and December 31, 2024.	$322,748	$322,748
Less: Convertible Preferred Stock Held by Consolidated VIE (Note 13), 51,247,915 shares issued and outstanding as of March 31, 2025 and December 31, 2024	(2,381)	(2,381)
Stockholders' Deficit:
Common Stock – $0.01 par value; 625,000,000 shares authorized; 78,528,590 shares issued and 77,592,655 shares outstanding, as of March 31, 2025; 78,401,384 shares issued and 77,465,449 shares outstanding, as of December 31, 2024	301	300
Additional Paid-In Capital	163,065	162,643
Less: Treasury Stock	(23,417)	(23,417)
Accumulated Deficit	(593,836)	(644,211)
Total Stockholders' Deficit	$(453,887)	$(504,685)
Total Liabilities, Convertible Preferred Stock and Stockholders' Deficit	$850,070	$877,030
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

	March 31, 2025	December 31, 2024
Assets of consolidated VIEs, included in total assets above:
Restricted Cash	$19,406	$17,961
Accounts Receivable	1,207	1,019
Borrower Loans, at Fair Value	140,028	176,208
Receivable from Credit Card Partner, at Fair Value	103,201	104,153
Total assets of consolidated VIEs	$263,842	$299,341
Liabilities of consolidated VIEs, included in total liabilities above:
Notes Issued by Securitization Trust	$224,649	$258,960
Other Liabilities	1,836	1,570
Total liabilities of consolidated VIEs	$226,485	$260,530
The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Marketplace, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except for share and per share amounts)

	Three Months Ended March 31,
	2025	2024
Revenues:
Operating Revenues:
Transaction Fees, Net	$52,078	$42,971
Servicing Fees, Net	7,357	6,282
Loss on Sale of Borrower Loans	(13,576)	(10,504)
Other Revenues	2,189	1,366
Total Operating Revenues	48,048	40,115
Interest Income (Expense):
Interest Income on Financial Instruments	23,301	24,236
Interest Expense on Financial Instruments	(16,329)	(21,025)
Total Interest Income, Net	6,972	3,211
Change in Fair Value of Financial Instruments	(12,356)	167
Total Net Revenue	42,664	43,493
Expenses:
Origination and Servicing	11,675	11,933
Sales and Marketing	13,432	14,043
General and Administrative	22,094	20,690
Change in Fair Value of Convertible Preferred Stock Warrants	(57,226)	(27,724)
Interest Expense on Term Loan	3,076	3,220
Other Income, Net	(790)	(990)
Total Expenses	(7,739)	21,172
Net Income Before Taxes	50,403	22,321
Income Tax Expense	(28)	(26)
Net Income	$50,375	$22,295
Less: Net Income Allocated to Participating Securities	(33,166)	(14,707)
Net Income Attributable to Common Stockholders	$17,209	$7,588
Net Income Per Share – Basic	$0.22	$0.10
Net Income Per Share – Diluted	$0.05	$0.02
Weighted Average Shares – Basic	77,506,964	77,070,847
Weighted Average Shares – Diluted	344,379,929	339,171,014
The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Marketplace, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit (Unaudited)
(in thousands, except for share amounts)

	Convertible Preferred Stock		Convertible Preferred Stock Held by Consolidated VIE		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2025	209,613,570	322,748	(51,247,915)	(2,381)	82,642,684	300	(5,177,235)	(23,417)	162,643	(644,211)	(504,685)
Exercise of vested stock options	—	—	—	—	127,206	1	—	—	6	—	7
Stock-based compensation expense	—	—	—	—	—	—	—	—	416	—	416
Net income	—	—	—	—	—	—	—	—	—	50,375	50,375
Balance as of March 31, 2025	209,613,570	$322,748	(51,247,915)	$(2,381)	82,769,890	$301	(5,177,235)	$(23,417)	$163,065	$(593,836)	$(453,887)

	Convertible Preferred Stock		Convertible Preferred Stock Held by Consolidated VIE		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2024	209,613,570	322,748	(51,247,915)	(2,381)	82,102,629	293	(5,177,235)	(23,417)	$160,709	$(590,132)	$(452,547)
Exercise of vested stock options	—	—	—	—	251,559	3	—	—	5	—	8
Stock-based compensation expense	—	—	—	—	—	—	—	—	461	—	461
Net income	—	—	—	—	—	—	—	—	—	22,295	22,295
Balance as of March 31, 2024	209,613,570	$322,748	(51,247,915)	$(2,381)	82,354,188	$296	(5,177,235)	$(23,417)	$161,175	$(567,837)	$(429,783)

Prosper Marketplace, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from Operating Activities:
Net Income	$50,375	$22,295
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Change in Fair Value of Financial Instruments	12,356	(167)
Depreciation and Amortization	2,947	2,900
Amortization of Operating Lease Right-of-use Asset	487	819
Gain on Sales of Borrower Loans	(2,767)	(2,504)
Change in Fair Value of Servicing Rights	2,516	1,320
Stock-Based Compensation Expense	327	392
Change in Fair Value of Convertible Preferred Stock Warrants	(57,226)	(27,724)
Amortization of Debt Discount and Debt Issuance Costs	847	1,538
Accrual of Payment-in-kind Interest on Term Loan	—	381
Other, Net	(6)	280
Changes in Operating Assets and Liabilities:
Purchase of Loans Held for Sale at Fair Value	(532,834)	(487,830)
Proceeds from Sales and Principal Payments of Loans Held for Sale at Fair Value	565,504	540,715
Accounts Receivable	(50)	(231)
Prepaid and Other Assets	1,780	(2,725)
Credit Card Derivative	(4,612)	(2,729)
Accounts Payable and Accrued Liabilities	4,585	11,377
Payable to Investors	22,155	(10,669)
Other Liabilities	(192)	(633)
Interest payable	(120)	(2,126)
Net Cash Provided by Operating Activities	66,072	44,679
Cash Flows from Investing Activities:
Purchase of Borrower Loans Held at Fair Value	(42,938)	(51,854)
Proceeds from Sales and Principal Payments of Borrower Loans Held at Fair Value	47,842	49,613
Transfers of Credit Card Receivables from Credit Card Partner	(21,210)	—
Principal Payments on Credit Card Receivable from Credit Card Partner	20,289	—
Purchases of Property and Equipment	(3,321)	(3,851)
Net Cash Provided by (Used in) Investing Activities	662	(6,092)
Cash Flows from Financing Activities:
Proceeds from Issuance of Notes Held at Fair Value	42,139	49,589
Payments of Notes Held at Fair Value	(47,864)	(49,806)
Principal Payments on Notes Issued by Securitization Trust	(34,817)	(31,175)
Proceeds from Issuance of Securitized Notes (Note 7)	—	136,472
Principal Payments on Warehouse Lines	—	(28,601)
Principal Payment on Term Loan	(2,500)	—
Extinguishment of Warehouse Line (Note 11)	—	(129,441)
Payments of Debt Issuance Costs	—	(1,698)
Proceeds from Exercises of Stock Options	7	8
Net Cash Used in Financing Activities	(43,035)	(54,652)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	23,699	(16,065)
Cash, Cash Equivalents and Restricted Cash at Beginning of the Period	145,087	155,268

	Three Months Ended March 31,
	2025	2024
Cash, Cash Equivalents and Restricted Cash at End of the Period	$168,786	$139,203

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$19,184	$24,854
Cash Paid for Operating Leases Included in the Measurement of Lease Liabilities	993	1,121
Non-Cash Investing Activity - Accrual for Property and Equipment, Net	3,092	1,760
Non-Cash Financing Activity - Accrual for Debt Issuance Costs	—	350

Reconciliation to Amounts on Condensed Consolidated Balance Sheets:
Cash and Cash Equivalents	$31,694	$30,297
Restricted Cash	137,092	108,906
Total Cash, Cash Equivalents and Restricted Cash	$168,786	$139,203
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
The unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and disclosure requirements for interim financial information and the requirements of Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2024. The balance sheet at December 31, 2024 has been derived from the audited financial statements at that date. Management believes these unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.
PMI did not have any items of other comprehensive income or loss for any of the periods presented in the condensed consolidated financial statements as of and for the three months ended March 31, 2025 and 2024.
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
2. Summary of Significant Accounting Policies
Prosper’s significant accounting policies are included in Note 2, Summary of Significant Accounting Policies, in Prosper’s Annual Report on Form 10-K for the year ended December 31, 2024. There have been no changes to these accounting policies during the first three months of 2025.
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
Consolidation of Variable Interest Entities
The determination of whether to consolidate a VIE in which the Company has a variable interest requires a significant amount of analysis and judgment regarding whether the Company is the primary beneficiary of a VIE due to its holding a controlling financial interest in the VIE. A controlling financial interest in a VIE exists if the Company has both the power to direct the VIE’s activities that most significantly affect the VIE’s economic performance and a potentially significant economic interest in the VIE. The determination of whether an entity is a VIE considers factors, such as (i) whether the entity’s equity investment at risk is insufficient to allow the entity to finance its activities without additional subordinated financial support and (ii) whether a holder’s equity investment at risk lacks any of the following characteristics of a controlling financial interest: the direct or indirect ability through voting rights or similar rights to make decisions about a legal entity’s activities that have a significant effect on the entity’s success, the obligation to absorb the expected losses of the entity or the right to receive the expected residual returns of the legal entity.
Management regularly reviews and reconsiders its previous conclusions regarding the status of an entity as a VIE and whether the Company is required to consolidate or deconsolidate such VIE in the consolidated financial statements.
Transfers of Financial Assets
Prosper sells Borrower Loans through its Whole Loan Channel, as discussed below. In accordance with Accounting Standards Codification (“ASC”) 860, Transfers and Servicing, the Company accounts for transfers of financial assets as sales when it has surrendered control over the transferred assets. Control is generally considered to have been surrendered when (i) the transferred assets have been legally isolated from Prosper, (ii) the transferee has the right to pledge or exchange the assets without any significant constraints, and (iii) Prosper has not entered into a repurchase agreement, does not hold unconditional call options and has not written put options on the transferred assets. In assessing whether control has been surrendered, Prosper considers whether the transferee would be a consolidated affiliate and the impact of all arrangements or agreements made contemporaneously with, or in contemplation of the transfer, even if they were not entered into at the time of transfer. Prosper measures gain or loss on sale of financial assets as the net proceeds received on the sale less the carrying amount of the loans sold. The net proceeds of the sale include the fair value of any assets obtained or liabilities incurred as part of the transaction, including, but not limited to Servicing Assets, retained securities, and recourse obligations.
In November 2024, Prosper completed the PMCC 2024-1 Credit Card securitization transaction, which is more fully described in Note 7, Securitizations. Based on an analysis of the terms of that transaction, it was determined that the transfers of the underlying Credit Card receivables from Coastal to PMCC 2024-1 do not meet sale accounting requirements under ASC 860. In particular, as cardholders make additional draws on the Credit Cards associated with PMCC 2024-1, they lose their identity and become part of a larger outstanding balance. Further, the interests in the Credit Card receivables do not meet the definition of a participating interest given their lack of stated maturity dates, among other requirements. As a result, the Company derecognizes cash paid to Coastal for the transfer of the underlying Credit Card receivables, and has recorded an offsetting Receivable from Credit Card Partner on its consolidated balance sheet. Receivable from Credit Card Partner is secured by and effectively mirrors the value of the underlying Credit Card receivables.
Borrower Loans and Notes
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
Until March 2024, Prosper used Warehouse Lines to purchase personal loans that could be subsequently contributed to securitization transactions or sold to investors. These personal loans were included in “Loans Held for Sale, at Fair Value” on the condensed consolidated balance sheets. In September 2023 and March 2024, in connection with the securitization transactions discussed below, the Loans Held for Sale in these Warehouse Lines were fully contributed to the securitization entities or purchased by Prosper, and the outstanding balances of the Warehouse Lines were fully paid down. See Note 11, Debt for more details on the termination of the Warehouse Lines.

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
Borrower Loans are purchased from WebBank. Prosper places Borrower Loans on non-accrual status when they are 120 days past due. When a Borrower Loan is placed on non-accrual status, Prosper stops accruing interest and reverses all accrued but unpaid interest as of such date. Additionally, Prosper charges-off Borrower Loans when they are 120 days past due. The fair value of loans 120 or more days past due generally consists of the expected recovery from debt sales in subsequent periods.
Prosper has elected the fair value option for Borrower Loans and Notes. Changes in the fair value of Borrower Loans funded through the Note Channel are largely offset by the changes in fair value of Notes due to the borrower payment-dependent design of the Notes. Changes in the fair value of Borrower Loans are recorded through Proper's earnings and Prosper collects interest on Borrower Loans. Changes in the fair values of Borrower Loans and Notes are included in Change in Fair Value of Financial Instruments on the accompanying consolidated statements of operations. See Note 4, Borrower Loans and Notes, at Fair Value, for further details on the methodologies utilized to value these financial instruments.
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
Receivable from Credit Card Partner
In November 2024, Prosper closed a securitization transaction, PMCC 2024-1, with performing Credit Card receivables previously included within the Prosper Allocations on Coastal’s balance sheet. This newly formed securitization entity issued notes acquired by third parties, and a residual certificate to PMI, the sole sponsor of the securitization. PMCC 2024-1 is structured as a limited liability company in which PMI is the sole member, but was determined to be a VIE due to its lack of equity at risk. As PMI is considered the primary beneficiary of the VIE, it fully consolidates PMCC 2024-1 and all transactions between the two entities are eliminated. As discussed above, because the transfers of the underlying Credit Card receivables do not meet the requirements for sale accounting treatment under ASC 860, Transfers and Servicing, the Company has recorded a Receivable from Credit Card Partner on the condensed consolidated balance sheets.
The Company elected to carry the Receivable from Credit Card Partner at fair value, effectively consisting of the fair value of the underlying Credit Card receivables, in order to align with the measurement and presentation of the Borrower Loans and Credit Card Derivative. Changes in the fair value of the Receivable from Credit Card Partner are recorded in Changes in Fair Value of Financial Instruments on the consolidated statement of operations. See Note 5, Credit Card, and Note 7, Securitizations, for additional disclosures related to this securitization, and to Note 8, Fair Value of Assets and Liabilities, for additional details related to the valuation methodology for the Receivable from Credit Card Partner.
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
Term Loan
Prosper entered into a Credit Agreement, which provided for a Term Loan with a third-party financial institution in November 2022, which is more fully described in Note 11, Debt. This Term Loan is carried at amortized cost, net of discounts and issuance costs, which are subsequently amortized to Interest Expense on Term Loan over the life of the underlying agreement. Interest Expense on Term Loan is presented as a component of Expenses on the accompanying condensed consolidated statements of operations.
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
No accounting standards were adopted in the current period.
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
In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which enhances effective tax rate reconciliation disclosure requirements and provides clarity to the disclosures of income taxes paid, income before taxes and provision for income taxes. The amendments are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments in this update should be applied on a prospective basis. Retrospective application is permitted. The Company is currently evaluating this ASU to determine its impact on the consolidated financial statements, and expects to to adopt it for the year ending December 31, 2025.
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

3. Property and Equipment, Net
Property and Equipment consists of the following at the dates presented (in thousands):

	March 31, 2025	December 31, 2024
Internal-use software and website development costs	$70,456	$66,101
Operating lease right-of-use assets	22,690	22,690
Computer equipment	5,934	6,335
Leasehold improvements	7,143	7,143
Office equipment and furniture	2,975	2,975
Assets not yet placed in service	13,295	16,271
Property and equipment	122,493	121,515
Less: Accumulated depreciation and amortization	(77,678)	(77,242)
Total Property and Equipment, Net	$44,815	$44,273
Depreciation and amortization expense for Property and Equipment, Net for the three months ended March 31, 2025 and 2024 was $2.9 million and $2.9 million, respectively. These charges are included in Origination and Servicing and General and Administrative expenses on the condensed consolidated statements of operations. PMI capitalized internal-use software and website development costs in the amount of $4.0 million and $4.1 million for the three months ended March 31, 2025 and 2024, respectively. Additionally, disclosures around the operating lease right-of-use assets are included in Note 16, Leases.
4. Borrower Loans and Notes, at Fair Value
The aggregate principal balances outstanding and fair values of Borrower Loans and Notes, at Fair Value as of March 31, 2025 and December 31, 2024, are presented in the following table (in thousands):

	Borrower Loans		Notes
	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Aggregate principal balance and interest outstanding	$438,782	$489,289	$288,696	$301,246
Fair value adjustments	(23,393)	(27,504)	(16,196)	(18,216)
Fair value	$415,389	$461,785	$272,500	$283,030
Borrower Loans
As of March 31, 2025, outstanding Borrower Loans had original terms to maturity of 24, 36, 48 or 60 months, had monthly payments with fixed interest rates ranging from 6.00% to 33.00%, and had various original maturity dates through March 2030. As of December 31, 2024, outstanding Borrower Loans had original terms to maturity of 24, 36, 48 or 60 months, had monthly payments with fixed interest rates ranging from 6.00% to 33.00%, and had various original maturity dates through December 2029.
As of March 31, 2025, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $3.7 million and a fair value of $0.5 million. As of December 31, 2024, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $5.4 million and a fair value of $1.1 million. Prosper places loans on non-accrual status when they are over 120 days past due. As of March 31, 2025 and December 31, 2024, Borrower Loans in non-accrual status had a fair value of $0.4 million and $0.6 million, respectively.

5. Credit Card
Credit Card Derivative
Prosper recognizes unrealized and settled gains and losses on the Credit Card Derivative within Change in Fair Value of Financial Instruments on the accompanying consolidated statements of operations. These settled gains and losses primarily consist of interest income and debt sales on charged off balances, less Coastal program fees, credit losses and fraud losses. For the three months ended March 31, 2025 and 2024, the Company recognized a $1.8 million unrealized loss and a 9.1 million unrealized gain, respectively, from estimated fair value changes on the Credit Card Derivative. Changes from settled transactions underlying the Credit Card Derivative were losses of $4.8 million and $2.7 million for the three months ended March 31, 2025 and 2024, respectively.
Receivable from Credit Card Partner
Fair value gains and losses on the Receivable from Credit Card Partner, which effectively consists of the underlying Credit Card receivables securitized through PMCC 2024-1 (as discussed at Note 7, Securitizations), are also recognized within Change in Fair Value of Financial Instruments. These gains and losses include changes related to estimated future cash flows, as well as actual charge-offs and debt sale recoveries. For the three months ended March 31, 2025, the Company recognized a fair value loss of $2.1 million related to the Receivable from Credit Card Partner, which primarily consisted of charge-offs. As of March 31, 2025 and December 31, 2024, the outstanding principal balance of Credit Card receivables held by PMCC 2024-1 was $89.9 million and $91.2 million, respectively.
Program Fees
The Company records revenue from various fees generated from the Credit Card program and PMCC 2024-1, including interchange fees, annual fees and late fees, net of a portion of the interchange fees that must be remitted to Coastal. These fees are included in Transaction Fees, Net on the accompanying consolidated statements of operations. For the three months ended March 31, 2025 and 2024, these fees totaled $5.7 million and $5.8 million, respectively.
Servicing Obligation and Fees
Under the program agreement, Prosper is responsible for servicing the entire underlying Credit Card portfolio. Coastal pays the Company a 1% per annum servicing fee on the daily outstanding principal balance of receivables designated as Coastal Allocations, which is approximately 5% of the portfolio. To the extent these servicing fees do not exceed the market servicing rate a market participant would require to service the entire Credit Card portfolio, the Company records a servicing obligation liability and measures it at fair value through the servicing period. The net balance of this servicing obligation liability is included in Other Liabilities on the accompanying condensed consolidated balance sheets (see Note 10, Other Liabilities). Changes in the fair value of the servicing obligation liability are recorded in Servicing Fees, Net on the accompanying condensed consolidated statements of operations, and totaled gains of $0.5 million and $0.9 million for the three months ended March 31, 2025 and 2024, respectively. No servicing asset or obligation is recognized for the Credit Card receivables securitized within PMCC 2024-1, which is a consolidated entity.
6. Servicing Assets
Prosper accounts for Servicing Assets at their estimated fair values with changes in fair values recorded in Servicing Fees, Net on the accompanying condensed consolidated statement of operations. The initial asset or liability is recognized in Gain (Loss) on the Sale of Borrower Loans on the condensed consolidated statements of operations when the Company sells Borrower Loans to unrelated third-party buyers through the Whole Loan Channel and the servicing rights are retained. The Servicing Assets are measured at fair value throughout the servicing period. The Company recognized gains from the initial recognition of Servicing Assets on the sale of Borrower Loans in the amounts of $2.8 million and $2.5 million for the three months ended March 31, 2025 and 2024, respectively. These amounts are recorded in Loss on Sale of Borrower Loans on the condensed consolidated statements of operations, and are offset primarily by incentives provided to loan buyers at the time of sale.
As of March 31, 2025, Borrower Loans that were sold but for which Prosper retained servicing rights had a total outstanding principal balance of $3.4 billion, original terms to maturity of 24, 36, 48 or 60 months, monthly payments with fixed interest rates ranging from 5.46% to 33.00%, and various original maturity dates through March 2030. As of December 31, 2024, Borrower Loans that were sold but for which Prosper retained servicing rights had a total outstanding principal balance of $3.3 billion, original terms to maturity of either 24, 36, 48 or 60 months, monthly payments with fixed interest rates ranging from 5.46% to 33.00%, and various original maturity dates through December 2029.
Contractually-specified personal loan servicing fees and ancillary fees totaling $10.0 million and $7.4 million for the three months ended March 31, 2025 and 2024, respectively, are included in the condensed consolidated statements of operations in Servicing Fees, Net.
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

PMIT 2023-1 and PMIT 2024-1 (together, the “PMITs”) are deemed VIEs, and the Company consolidates them as the primary beneficiary. Through Prosper’s role as the servicer, it has the power to direct the activities that most significantly affect the PMITs’ economic performance. Additionally, because the Company holds the residual certificates, it has a variable interest that could potentially be significant to the PMITs. In evaluating whether Prosper is the primary beneficiary, management considers both qualitative and quantitative factors regarding the nature, size and form of the Company’s involvement with the PMITs. Management assesses whether Prosper is the primary beneficiary of the PMITs on an on-going basis. For the PMITs, the creditors have no recourse to the general credit of Prosper and the liabilities of the PMITs can only be settled by their respective assets. Additionally, the assets of the PMITs can be used only to settle obligations of the PMITs. Because Prosper consolidates the PMITs’ securitization trusts, the Borrower Loans held in those trusts are included in Borrower Loans, at Fair Value, and the notes sold to third-party investors are presented in Notes Issued by Securitization Trusts on the condensed consolidated balance sheets. Because Prosper holds 100% of the residual certificates issued by the PMITs, they eliminate through consolidation and are thus not presented on the condensed consolidated balance sheets.
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
The notes under PMIT 2023-1 were issued in five classes: Class A in the amount of $165.5 million, Class B in the amount of $25.4 million, Class C in the amount of $25.1 million, Class D in the amount of $22.3 million and Class E in the amount of $13.1 million (collectively, the “2023-1 Notes”). The Class A, Class B, Class C, Class D and Class E notes bear interest at fixed rates of 7.06%, 7.48%, 8.29%, 11.24% and 15.49%, respectively. Principal and interest payments began in October 2023 and are payable monthly. The 2023-1 Notes are recorded at amortized cost, net of original issue discounts totaling approximately $0.8 million. These discounts, along with debt issuance costs incurred of $2.7 million, are deferred and amortized into interest expense over the contractual lives of the 2023-1 Notes using the effective interest method. As of March 31, 2025 the outstanding principal and accrued interest of the 2023-1 Notes was $87.4 million, secured by an aggregate outstanding principal balance of $90.2 million of borrower loans, and approximately $9.1 million in cash collections held in collateral and reserve accounts included in Restricted Cash on the condensed consolidated balance sheets. As of December 31, 2024, the outstanding principal and accrued interest of these notes was $107.6 million, secured by an aggregate outstanding principal balance of $112.3 million of borrower loans included in Borrower Loans, at Fair Value on the Consolidated Balance Sheets, and approximately $10.1 million in cash collections held in collateral and reserve accounts included in Restricted Cash on the consolidated balance sheets.
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
The notes under PMIT 2024-1 were issued in four classes: Class A in the amount of $105.2 million, Class B in the amount of $10.8 million, Class C in the amount of $10.3 million and Class D in the amount of $10.2 million (collectively, the “2024-1 Notes”). The Class A, Class B, Class C and Class D notes bear interest at fixed rates of 6.12%, 6.13%, 6.96%, 10.98%, respectively. The 2024-1 Notes are recorded at amortized cost, net of debt issuance costs incurred of $1.5 million. These debt issuance costs are deferred and amortized into interest expense over the contractual lives of the 2024-1 Notes using the effective interest method. As of March 31, 2025, the outstanding principal and accrued interest of the 2024-1 Notes was $57.2 million, secured by an aggregate outstanding principal balance of $58.1 million of borrower loans included in “Borrower Loans, at Fair Value” on the condensed consolidated balance sheets, and approximately $6.3 million in cash collections held in collateral and reserve accounts included in “Restricted Cash” on the condensed consolidated balance sheets. As of December 31, 2024, the outstanding principal and accrued interest of the 2024-1 Notes was $71.9 million, secured by an aggregate outstanding principal balance of $74.3 million of borrower loans included in “Borrower Loans, at Fair Value” on the condensed consolidated balance sheets, and approximately $6.8 million in cash collections held in collateral and reserve accounts included in “Restricted Cash” on the condensed consolidated balance sheets.

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
PMCC 2024-1 is structured as a limited liability company and is wholly owned by PMI, but is considered a deemed VIE due to its lack of equity at risk. PMI consolidates it as the primary beneficiary, as through its role as the servicer, the Company has the power to direct the activities that most significantly affect the PMCC 2024-1 Transaction’s economic performance. Additionally, because the Company holds the residual certificate, it has a variable interest that could potentially be significant to PMCC 2024-1. In evaluating whether PMI is the primary beneficiary, management considers both qualitative and quantitative factors regarding the nature, size and form of the Company’s involvement with PMCC 2024-1. Management assesses whether PMI is the primary beneficiary of the VIE on an on-going basis. For PMCC 2024-1, the creditors have no recourse to the general credit of Prosper and the liabilities of the limited liability company can only be settled by PMCC 2024-1’s assets. Additionally, the assets of PMCC 2024-1 can be used only to settle obligations of PMCC 2024-1. Because the transfers of the underlying Credit Card receivables from Coastal to PMCC 2024-1 do not meet the requirements for sales accounting treatment under ASC 860, Transfers and Servicing, the Company has recorded on its consolidated balance sheet a Receivable from Credit Card Partner that effectively consists of the underlying Credit Card receivables securitized through PMCC 2024-1. Notes sold to third-party investors are presented in Notes Issued by Securitization Trust on the condensed consolidated balance sheets. The only residual certificate issued by PMCC 2024-1 is held by PMI, and thus eliminates through consolidation and is not presented on the consolidated balance sheets.
The notes under PMCC 2024-1 were issued in four classes: Class A in the amount of $46.3 million, Class B in the amount of $10.7 million, Class C in the amount of $11.1 million and Class D in the amount of $14.8 million (collectively, the “PMCC 2024-1 Notes”). The Class A, Class B, Class C and Class D notes bear interest at fixed rates of 6.15%, 7.15%, 10.05% and 14.64%, respectively. No principal payments will be due on the PMCC 2024-1 Notes for the first two years of the PMCC 2024-1 Transaction, through November 1, 2026, which is referred to as the revolving period. At the end of that two-year period, if the revolving period is not extended the PMCC 2024-1 Transaction enters the amortization period, whereby the PMCC 2024-1 Notes will be repaid in accordance with a waterfall calculation, generally tied to the collections of the associated Credit Card receivables. Interest is payable monthly. These notes are recorded at amortized cost, net of original issue discounts totaling $0.3 million. These discounts, along with debt issuance costs incurred of $2.2 million, are being deferred and amortized into interest expense over the two-year revolving period of the notes using the effective interest method. As of March 31, 2025, the outstanding principal and accrued interest of the PMCC 2024-1 Notes was $83.2 million, secured by a total outstanding balance of Credit Card receivables (inclusive of principal, interest and fees) of $94.1 million, and approximately $0.9 million in cash held in a reserve account and included in Restricted Cash on the consolidated balance sheets. As of December 31, 2024, the outstanding principal and accrued interest of the PMCC 2024-1 Notes was $83.2 million, secured by a total outstanding balance of Credit Card receivables (inclusive of principal, interest and fees) of $94.9 million, and approximately $0.9 million in cash held in a reserve account and included in Restricted Cash on the consolidated balance sheets. For the three months ended March 31, 2025, the Company recorded $5.0 million in Total Interest Income, Net related to the PMCC 2024-1 Credit Card receivables and Notes Issued by Securitization Trust.
Until the end of the amortization period, PMCC 2024-1 is required to cure any Asset Deficiency, which is deemed to have occurred if the ratio of (i) notes outstanding to (ii) the aggregate pool balance plus amounts in the excess funding account minus the dilutional balance, exceeds 89.5%. In order to maintain this ratio, PMI will purchase additional Credit Card receivables from the accounts designated as eligible for the securitization, and may designate additional eligible accounts from Prosper Allocations, as necessary.

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
Financial Instruments Recorded at Fair Value
The fair value of the Borrower Loans, Notes, Servicing Assets and Liabilities and loan trailing fee liability are estimated using discounted cash flow methodologies based upon a set of valuation assumptions. The primary assumptions used in the discounted cash flow model include default and prepayment rates primarily derived from historical performance and discount rates applied to each credit grade based on the perceived credit risk of each credit grade.
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
In order to determine the fair value of the Receivable from Credit Card Partner, Prosper uses a discounted cash flow model to estimate the fair value of the securitization residual interest, given that the Company is the sole sponsor of the securitization and is entitled to all residual cash flows it generates. This involves utilizing certain assumptions similar to those used to value the Credit Card Derivative, including the discount and prepayment rates. Additional assumptions are adjusted to reflect the specific characteristics of the securitized Credit Card receivables, including the average portfolio interest rate and the default rate. The residual interest fair value is then added to the applicable securitization advance rate applied to the outstanding balance of the Credit Card receivables to calculate the estimated fair value of Receivable from Credit Card Partner.
The Convertible Preferred Stock Warrant Liability is valued using a Black-Scholes option pricing model. Refer to Note 13 for further details.

The following tables present the fair value hierarchy for assets and liabilities measured at fair value (in thousands):

March 31, 2025	Level 1	Level 2	Level 3	Total
Assets:
Borrower Loans, at Fair Value (Notes 4 and 7)	$—	$—	$415,389	$415,389
Receivable from Credit Card Partner, at Fair Value (Notes 5 and 7)	—	—	103,201	103,201
Servicing Assets (Note 6)	—	—	13,456	13,456
Credit Card Derivative (Note 5)	—	—	36,903	36,903
Total Assets	$—	$—	$568,949	$568,949
Liabilities:
Notes, at Fair Value	$—	$—	$272,500	$272,500
Convertible Preferred Stock Warrant Liability	—	—	204,023	204,023
Loan Trailing Fee Liability (Note 10)	—	—	2,933	2,933
Credit Card servicing obligation liability (Note 5)	—	—	8,433	8,433
Total Liabilities	$—	$—	$487,889	$487,889

December 31, 2024	Level 1	Level 2	Level 3	Total
Assets:
Borrower Loans, at Fair Value (Notes 4 and 7)	—	—	461,785	461,785
Receivable from Credit Card Partner, at Fair Value (Notes 5 and 7)	—	—	104,153	104,153
Servicing Assets (Note 6)	—	—	13,718	13,718
Credit Card Derivative (Note 5)	$—	$—	38,739	38,739
Total Assets	$—	$—	$618,395	$618,395
Liabilities:
Notes, at Fair Value (Note 4)	$—	$—	$283,030	$283,030
Convertible Preferred Stock Warrant Liability (Note 13)	—	—	261,249	261,249
Loan Trailing Fee Liability (Note 10)	—	—	3,004	3,004
Credit Card servicing obligation liability (Note 5)	$—	$—	8,947	8,947
Total Liabilities	$—	$—	$556,230	$556,230
As PMI’s Borrower Loans, Notes, Convertible Preferred Stock Warrant Liability, Servicing Assets and Liability, Credit Card Derivative, Receivable from Credit Card Partner, Credit Card servicing obligation liability and loan trailing fee liability do not trade in an active market with readily observable prices, the Company uses significant unobservable inputs to measure the fair value of these assets and liabilities. Financial instruments are categorized in the Level 3 valuation hierarchy based on the significance of unobservable factors in the overall fair value measurement. These fair value estimates may also include observable, actively quoted components derived from external sources. As a result, gains and losses for assets and liabilities within the Level 3 category may include changes in fair value that were attributable to both observable and unobservable inputs. Prosper did not transfer any assets or liabilities in or out of Level 3 for the three months ended March 31, 2025 and 2024.

Significant Unobservable Input Ranges
The following tables present quantitative information about the ranges of significant unobservable inputs used for the Company’s Level 3 fair value measurements at March 31, 2025 and December 31, 2024:

Range
Borrower Loans and Notes:	March 31, 2025	December 31, 2024
Discount rate	5.3% - 11.0%	5.7% - 10.9%
Default rate	3.0% - 22.9%	2.6% - 22.6%
For Borrower Loans and Notes funded through the Note Channel, the Company utilizes the same projected cash flows to estimate the fair values of these financial instruments.

Range
Servicing Assets:	March 31, 2025	December 31, 2024
Discount rate	15.0% - 25.0%	15.0% - 25.0%
Default rate	3.0% - 22.9%	2.6% - 22.6%
Prepayment rate	8.3% - 41.9%	8.3% - 29.8%
Market servicing rate (1) (2)	0.633% - 0.842%	0.633% - 0.842%
(1) Servicing assets associated with loans enrolled in a relief program offered by the Company as of March 31, 2025 and December 31, 2024 were measured using a market servicing rate assumption of 84.2 basis points. This rate was estimated using a multiplier consistent with observable market rates for other loan types, applied to the base market servicing rate assumption.
(2) Excludes collection fees that would be passed on to a hypothetical third-party servicer. As of March 31, 2025 and December 31, 2024, the market rate for collection fees and non-sufficient fund fees was assumed to be 8 basis points and 7 basis points, respectively, for a total market servicing rate range of 71.3 - 92.2 basis points and 70.3 - 91.2 basis points, respectively.

Range
Loan Trailing Fee Liability:	March 31, 2025	December 31, 2024
Discount rate	15.0% - 25.0%	15.0% - 25.0%
Default rate	3.0% - 22.9%	2.6% - 22.6%
Prepayment rate	8.3% - 41.9%	8.3% - 29.8%

Ranges of inputs are not applied to the Credit Card Derivative, Receivable from Credit Card Partner and Credit Card servicing obligation liability, as they are valued at the portfolio level. Refer below for a summary of the significant unobservable inputs associated with those Level 3 fair value measurements.
Changes in Level 3 Fair Value Assets and Liabilities on a Recurring Basis
The following tables present additional information about Level 3 Borrower Loans, Loans Held for Sale and Notes measured at fair value on a recurring basis (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets		Liabilities
	Borrower Loans	Loans Held For Sale	Notes
Fair Value at January 1, 2025	$461,785	$—	$(283,030)
Purchases of Borrower Loans/Issuance of Notes	42,938	532,834	(42,139)
Principal repayments	(79,836)	—	47,864
Borrower Loans sold to third parties	(676)	(532,834)	—
Other changes	(488)	—	280
Changes in fair value	(8,334)	—	4,525
Fair Value at March 31, 2025	$415,389	$—	$(272,500)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets		Liabilities
	Borrower Loans	Loans Held for Sale	Notes
Fair Value at January 1, 2024	$545,038	$161,501	$(321,966)
Purchases of Borrower Loans/Issuance of Notes	51,854	487,830	(49,589)
Principal repayments	(77,762)	(22,554)	49,806
Borrower Loans sold to third parties	(1,490)	(488,522)	—
Other changes	(310)	(303)	300
Changes in fair value	(8,819)	(2,263)	4,871
Transfer of Loans Held for Sale to Borrower Loans upon PMIT 2024-1 Transaction, at Fair Value	135,689	(135,689)	—
Fair Value at March 31, 2024	$644,200	$—	$(316,578)
Effective March 28, 2024, the outstanding balance of Loans Held for Sale was reduced to zero following the contribution of loans held in consolidated warehouse trusts to the PMIT 2024-1 securitization transaction, which followed the PMIT 2023-1 securitization transaction in September 2023, as more fully described in Note 7, Securitizations. The Company has not designated any new personal loans as Loans Held for Sale since these transactions, other than loans that are purchased and immediately sold through our Whole Loan Channel. This movement of loans through the Whole Loan Channel is reflected in the Level 3 tables above.
The following table presents additional information about the Level 3 Receivable from Credit Card Partner, measured at fair value on a recurring basis for the three month period ending March 31, 2025 (in thousands):

Receivable from Credit Card Partner
Fair Value at January 1, 2025	$104,153
Transfers of Credit Card principal receivables	21,210
Principal repayments on Credit Card receivables	(20,289)
Other changes	226
Change in fair value	(2,099)
Fair Value at March 31, 2025	$103,201
The following tables present additional information about Level 3 Servicing Assets measured at fair value on a recurring basis for the three month periods ending March 31, 2025 and 2024 (in thousands):

Servicing Assets
Fair Value at January 1, 2025	$13,718
Additions	2,768
Less: Changes in fair value	(3,030)
Fair Value at March 31, 2025	$13,456

Servicing Assets
Fair Value at January 1, 2024	$12,249
Additions	2,504
Less: Changes in fair value	(2,217)
Fair Value at March 31, 2024	$12,536
The following tables present additional information about the Level 3 Credit Card Derivative measured at fair value on a recurring basis for the three and three month periods ending March 31, 2025 and 2024 (in thousands):

Credit Card Derivative
Fair Value at January 1, 2025	$38,739
Change in fair value	(1,836)
Fair Value at March 31, 2025	$36,903

Credit Card Derivative
Fair Value at January 1, 2024	$36,848
Change in fair value	9,069
Balance at March 31, 2024	$45,917
The following tables present additional information about the Level 3 Credit Card servicing obligation liability (a component of “Other Liabilities” on the consolidated balance sheets) measured at fair value on a recurring basis for the three month periods ending March 31, 2025 and 2024 (in thousands):

Credit Card Servicing Obligation Liability
Fair Value at January 1, 2025	$8,947
Change in fair value	(514)
Fair Value at March 31, 2025	$8,433

Credit Card Servicing Obligation Liability
Fair Value at January 1, 2024	$9,732
Change in fair value	(896)
Fair Value at March 31, 2024	$8,836

The following tables present additional information about the Level 3 Convertible Preferred Stock Warrant Liability measured at fair value on a recurring basis for the three month periods ending March 31, 2025 and 2024 (in thousands):

Convertible Preferred Stock Warrant Liability
Fair Value at January 1, 2025	$261,249
Change in fair value	(57,226)
Fair Value at March 31, 2025	$204,023

Convertible Preferred Stock Warrant Liability
Fair Value at January 1, 2024	$215,041
Change in fair value	(27,724)
Fair Value at March 31, 2024	$187,317

Loan Trailing Fee
The fair value of the Loan Trailing Fee represents the present value of the expected monthly Loan Trailing Fee payments, which takes into consideration certain assumptions related to expected prepayment rates and default rates using a discounted cash flow model. The assumptions used are the same as those used for the valuation of Servicing Assets, as described below.
The following tables present additional information about the Level 3 Loan Trailing Fee Liability measured at fair value on a recurring basis for the three month periods ending March 31, 2025 and 2024 (in thousands):

Loan Trailing Fee Liability
Fair Value at January 1, 2025	$3,004
Issuances	521
Cash Payment of Loan Trailing Fee	(652)
Change in Fair Value	60
Fair Value at March 31, 2025	$2,933

Loan Trailing Fee Liability
Fair Value at January 1, 2024	$2,942
Issuances	488
Cash Payment of Loan Trailing Fee	(660)
Change in Fair Value	168
Fair Value at March 31, 2024	$2,938
Significant Recurring Level 3 Fair Value Input Sensitivity
Key economic assumptions and the sensitivity of the fair value to immediate changes in those assumptions at March 31, 2025 and December 31, 2024 for Borrower Loans and Loans Held for Sale are presented in the following table (in thousands, except percentages).

Borrower Loans	March 31, 2025	December 31, 2024
Fair value, using the following assumptions:	$415,389	$461,785
Weighted-average discount rate	6.97%	7.72%
Weighted-average default rate	12.99%	12.59%

Fair value resulting from:
100 basis point increase in discount rate	$411,693	$457,584
200 basis point increase in discount rate	408,084	453,483
Fair value resulting from:
100 basis point decrease in discount rate	$419,175	$466,090
200 basis point decrease in discount rate	423,054	470,502

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$410,679	$456,385
Applying a 1.2 multiplier to default rate	405,987	451,011
Fair value resulting from:
Applying a 0.9 multiplier to default rate	$420,115	$467,211
Applying a 0.8 multiplier to default rate	424,861	472,663
Key economic assumptions and the sensitivity of the fair value to immediate changes in those assumptions at March 31, 2025 and December 31, 2024 for Notes are presented in the following table (in thousands, except percentages).

Notes	March 31, 2025	December 31, 2024
Fair value, using the following assumptions:	$272,500	$283,030
Weighted-average discount rate	6.89%	7.70%
Weighted-average default rate	13.42%	13.25%

Fair value resulting from:
100 basis point increase in discount rate	$270,072	$280,451
200 basis point increase in discount rate	267,701	277,934
Fair value resulting from:
100 basis point decrease in discount rate	$274,984	$285,669
200 basis point decrease in discount rate	277,536	288,381

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$269,408	$279,718
Applying a 1.2 multiplier to default rate	266,327	276,422
Fair value resulting from:
Applying a 0.9 multiplier to default rate	$275,603	$286,358
Applying a 0.8 multiplier to default rate	278,719	289,702
Key economic assumptions and the sensitivity of the fair value to immediate changes in those assumptions at March 31, 2025 and December 31, 2024 for Servicing Assets is presented in the following table (in thousands, except percentages).

Servicing Assets	March 31, 2025	December 31, 2024
Fair value, using the following assumptions	$13,456	$13,718
Weighted-average market servicing rate	0.64%	0.64%
Weighted-average prepayment rate	21.87%	18.70%
Weighted-average default rate	14.32%	14.03%

Fair value resulting from:
Market servicing rate increase of 0.025%	$12,606	$12,843
Market servicing rate decrease of 0.025%	14,306	14,593

Fair value resulting from:
Applying a 1.1 multiplier to prepayment rate	$13,115	$13,415
Applying a 0.9 multiplier to prepayment rate	13,803	14,026

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$13,194	$13,448
Applying a 0.9 multiplier to default rate	13,719	13,989
Key economic assumptions and the sensitivity of the fair value to immediate changes in those assumptions at March 31, 2025 and December 31, 2024 for Receivable from Credit Card Partner is presented in the following table (in thousands, except percentages).

Receivable from Credit Card Partner:	March 31, 2025	December 31, 2024
Fair value, using the following assumptions:	$103,201	$104,153
Discount rate on Credit Card receivable cash flows	23.87%	22.44%
Prepayment rate on Credit Card receivables	7.85%	8.14%
Default rate on Credit Card receivables	14.80%	14.80%

Fair value resulting from:
100 basis point increase in discount rate	$102,987	$103,923
200 basis point increase in discount rate	102,779	103,699
Fair value resulting from:
100 basis point decrease in discount rate	$103,421	$104,390
200 basis point decrease in discount rate	103,647	104,633

Fair value resulting from:
Applying a 1.1 multiplier to prepayment rate	$102,982	$103,911
Applying a 0.9 multiplier to prepayment rate	103,422	104,398

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$100,629	$101,503
Applying a 0.9 multiplier to default rate	105,882	106,916
Key economic assumptions and the sensitivity of the fair value to immediate changes in those assumptions at March 31, 2025 and December 31, 2024 for the Credit Card Derivative is presented in the following table (in thousands, except percentages).

Credit Card Derivative	March 31, 2025	December 31, 2024
Fair value, based on the following notional amount and rate assumptions:	$36,903	$38,739
Outstanding Credit Card Principal Balance, Prosper and Coastal Allocations	288,778	303,245
Discount rate on Prosper Allocations	23.87%	22.44%
Discount rate on Coastal Program Fee	23.87%	22.44%
Prepayment rate applied to Credit Card portfolio	7.85%	8.14%
Default rate applied to Credit Card portfolio	15.43%	15.65%

Fair value resulting from:
100 basis point increase in both discount rates	$36,415	$38,225
200 basis point increase in both discount rates	35,940	37,725
Fair value resulting from:
100 basis point decrease in both discount rates	$37,406	$39,269
200 basis point decrease in both discount rates	37,924	39,814

Fair value resulting from:
Applying a 1.1 multiplier to prepayment rate	$36,415	$38,210
Applying a 0.9 multiplier to prepayment rate	37,398	39,275

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$28,102	$29,252
Applying a 0.9 multiplier to default rate	46,002	48,556

Key economic assumptions and the sensitivity of the fair value to immediate changes in those assumptions at March 31, 2025 and 2024 for Credit Card servicing obligation liability is presented in the following table (in thousands, except percentages).

Credit Card servicing obligation liability:	March 31, 2025	December 31, 2024
Fair value, using the following assumptions:	$8,433	$8,947
Discount rate on Credit Card portfolio servicing obligation	23.87%	22.44%
Prepayment rate applied to Credit Card portfolio	7.85%	8.14%
Default rate applied to Credit Card portfolio	15.43%	15.65%
Market servicing rate	2.00%	2.00%

Fair value resulting from:
Market servicing rate increase of 0.10%	$8,874	$9,415
Market servicing rate decrease of 0.10%	7,993	8,481

Fair value resulting from:
Applying a 1.1 multiplier to prepayment rate	$8,345	$8,849
Applying a 0.9 multiplier to prepayment rate	8,519	9,047

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$8,232	$8,730
Applying a 0.9 multiplier to default rate	8,642	9,170
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
Assets and Liabilities Not Recorded at Fair Value
The following table presents the fair value hierarchy for assets, and liabilities not recorded at fair value (in thousands):

March 31, 2025	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets:
Cash and Cash Equivalents	$31,694	$31,694	$—	$—	$31,694
Restricted Cash - Cash and Cash Equivalents	134,063	134,063	—	—	134,063
Restricted Cash - Certificates of Deposit	3,029	—	3,029	—	3,029
Accounts Receivable	7,595	—	7,595	—	7,595
Total Assets	$176,381	$165,757	$10,624	$—	$176,381
Liabilities:
Accounts Payable and Accrued Liabilities	$63,687	$—	$63,687	$—	$63,687
Transaction Fee Refund Liability (Note 17)	11,153	—	—	11,153	11,153
Payable to Investors	114,101	—	114,101	—	114,101
Notes Issued by Securitization Trust	224,649	—	227,641	—	227,641
Term Loan (Note 11)	73,035	—	74,103	—	74,103
Total Liabilities	$486,625	$—	$479,532	$11,153	$490,685

December 31, 2024	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets:
Cash and Cash Equivalents	$30,334	$30,334	$—	$—	$30,334
Restricted Cash - Cash and Cash Equivalents	111,724	111,724	—	—	111,724
Restricted Cash - Certificates of Deposit	3,029	—	3,029	—	3,029
Accounts Receivable	7,545	—	7,545	—	7,545
Total Assets	$152,632	$142,058	$10,574	$—	$152,632
Liabilities:
Accounts Payable and Accrued Liabilities	$49,346	$—	$49,346	$—	$49,346
Transaction Fee Refund Liability (Note 17)	9,212	—	—	9,212	9,212
Payable to Investors	91,945	—	91,945	—	91,945
Notes Issued by Securitization Trust	258,960	—	260,985	—	260,985
Term Loan (Note 11)	75,540	—	76,581	—	76,581
Total Liabilities	$485,003	$—	$478,857	$9,212	$488,069

The estimated fair values of Cash and Cash Equivalents, Restricted Cash, Accounts Receivable, Accounts Payable and Accrued Liabilities, Transaction Fee Refund Liability and Payable to Investors approximate their carrying values because of their short-term nature.

9. Goodwill
Prosper’s goodwill balance of $36.4 million at December 31, 2024 did not change during the three months ended March 31, 2025. The Company recorded no goodwill impairment for the three months ended March 31, 2025 and 2024.

10. Other Liabilities
Other Liabilities consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Operating lease liabilities (Note 16)	$11,583	$12,167
Deferred revenue	8,966	8,501
Credit Card servicing obligation liability (Notes 2 and 5)	8,433	8,947
Loan trailing fee liability	2,933	3,004
Deferred income tax liability	808	808
Other	330	322
Total Other Liabilities	$33,053	$33,749
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
On November 27, 2024, the Company signed Amendment 2 to the Credit Agreement, which temporarily reduced the minimum monthly asset coverage ratio financial covenant for the period of November 2024 through April 2025. In exchange, the Company will make quarterly $2.5 million principal payments on the Term Loan, and pay all payment-in-kind (“PIK”) interest (see discussion in Interest section, below) in cash as it is incurred each month. The Company made quarterly $2.5 million principal payments on March 31, 2025 and December 31, 2024.
The foregoing descriptions of the Credit Agreement Amendments 1 and 2 do not purport to be complete and are qualified in their entirety by reference to the full text of the Credit Agreement Amendment Nos. 1 and 2, which are filed as exhibits hereto and are incorporated herein by reference.
Interest
Prior to Amendment 2 to the Credit Agreement, borrowings under the Term Loan accrued interest at the Secured Overnight Financing Rate (“SOFR”) plus 9.0% per annum in addition to PIK interest at 2.0% per annum. Any accrued PIK interest that remained unpaid at the end of each month was added to the outstanding principal balance of the Term Loan. After Amendment 2 to the Credit Agreement, borrowings under the Term Loan accrue interest at SOFR plus 11.0%, and the PIK interest is eliminated. Interest is required to be paid in cash as it is incurred each month.

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
In addition, the Credit Agreement contains certain financial covenants with which the Company must remain in compliance as of the last business day of each month during the life of the Term Loan:
•a minimum tangible net worth
•a minimum net liquidity
•a maximum leverage ratio
•a minimum asset coverage ratio
The Company is in compliance with all covenants as of March 31, 2025, as well as applicable monthly periods for the quarter then ended. As discussed above, Amendment 2 to the Credit Agreement included a provision to temporarily reduce the minimum asset coverage ratio through April 2025.
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
PWIT Warehouse Line
On January 18, 2018, Prosper, through PWIT, entered into a $100 million Warehouse Agreement with a national banking association. The PWIT Warehouse Agreement subsequently was amended in June 2018, May 2021, and May 2023 to increase the committed line of credit between two classes of loans with two separate lenders, adjust the interest rate and unused commitment fee, expand the eligibility criteria for unsecured consumer loans that could be financed through the PWIT Warehouse Line, reduce the advance rate and extend the term of the Warehouse Agreement.
In March 2024, as part of the PWIT 2024-1 securitization (see Note 7, Securitizations), all outstanding loans in the warehouse were transferred to either the PMIT 2024-1 Transaction or PFL, with proceeds used to pay down the outstanding principal and interest on the PWIT Warehouse line. The facility was terminated as of March 31, 2024.
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
All participating securities are excluded from basic weighted-average common shares outstanding. Prior to any conversion to common shares, each series of Prosper’s Convertible Preferred Stock is entitled to participate on an if-converted basis in distributions of earnings, when and if declared by the Board of Directors (the “Board”), that are made to common stockholders and consequently, these shares were considered participating securities. During the three months ended March 31, 2025 and 2024, certain shares issued as a result of the early exercise of stock options which are subject to a repurchase right by PMI were entitled to receive non-forfeitable dividends during the vesting period and consequently, are considered participating securities.
Basic and diluted net income per share were calculated as follows for the periods presented (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net Income	$50,375	$22,295
Less: Net Income Allocated to Participating Securities	(33,166)	(14,707)
Net Income Attributable to Common Stockholders	$17,209	$7,588
Denominator:
Weighted average shares used in computing basic net income per share	77,506,964	77,070,847
Effect of dilutive securities:
Stock options	53,232,934	48,443,891
Common stock warrants	375,186	391,431
Convertible preferred stock warrants	213,264,845	213,264,845
Weighted-average shares used in computing diluted net income per share	344,379,929	339,171,014
Net Income Per Share – Basic	$0.22	$0.10
Net Income Per Share – Diluted	$0.05	$0.02

The following common stock equivalents were excluded from the computation of diluted net income (loss) per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended March 31,
	2025	2024
	(shares)	(shares)
Excluded securities:
Convertible preferred stock issued and outstanding, excluding shares held by consolidated VIE	158,365,655	158,365,655
Stock options issued and outstanding	26,881,536	32,923,114
Common stock warrants issued and outstanding	330,163	688,918
Total common stock equivalents excluded from diluted net income per common share computation	185,577,354	191,977,687

13. Convertible Preferred Stock, Convertible Preferred Stock Warrant Liability and Common Stock
Convertible Preferred Stock and Warrants
Under PMI’s amended and restated certificate of incorporation, preferred stock is issuable in series, and the Board is authorized to determine the rights, preferences, and terms of each series.
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
The number of authorized, issued and outstanding shares, their par value and liquidation preference for each series of convertible preferred stock as of March 31, 2025 are disclosed in the table below (amounts in thousands except share and par value amounts):

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
Dividends
Dividends on shares of the Series A, Series B, Series C, Series D, Series E-1, Series E-2, Series F and Series G convertible preferred stock are payable only when, as, and if declared by the Board. No dividends will be paid with respect to the common stock until any declared dividends on the Series A, Series B, Series C, Series D, Series E-1, Series E-2, Series F, and Series G convertible preferred stock have been paid or set aside for payment to the Series A, Series B, Series C, Series D, Series E-1, Series E-2, Series F, and Series G convertible preferred stockholders. After payment of any such dividends, any additional dividends or distributions will be distributed among all holders of common stock and preferred stock in proportion to the number of shares of common stock that would be held by each such holder if all shares of preferred stock were converted to common stock at the then-effective conversion rate. The Series A-1 convertible preferred shares have no dividend rights. To date, no dividends have been declared on any of PMI’s preferred stock or common stock.
Conversion
Under the terms of PMI’s amended and restated certificate of incorporation, the holders of preferred stock have the right to convert such preferred stock into common stock at any time. In addition, all preferred stock automatically converts into common stock (i) immediately prior to the closing of an initial public offering that values Prosper at least at $2 billion and that results in aggregate proceeds to Prosper of at least $100 million or (ii) upon a written request from the holders of at least 60% of the voting power of the outstanding preferred stock (on an as-converted basis), provided that (i) the Series A-1 convertible preferred stock shall not be converted without at least 14% of the voting power of the outstanding Series A-1 convertible preferred stock; (ii) the Series D shall not be converted without at least 60% of the voting power of the outstanding Series D; (iii) the Series E-1 and Series E-2 shall not be converted without at least 60% of the voting power of the outstanding Series E-1 and Series E-2, voting together as a single class; (iv) the Series F shall not be converted without at least 60% of the voting power of the outstanding Series F, and (v) the shares of Series G Preferred Stock will not be automatically converted unless the holders of at least 60% of the outstanding shares of Series G Preferred Stock approve such conversion. In addition, if a holder of the Series A convertible preferred stock has converted any of the Series A convertible preferred stock, then all of such holder’s shares of Series A-1 convertible preferred stock also will be converted upon a liquidation event (as defined under the certificate of incorporation). In lieu of any fractional shares of common stock to which a holder would otherwise be entitled, PMI shall pay such holder cash in an amount equal to the fair market value of such fractional shares, as determined by the Board. At present, each of the Series A, Series B, Series C, Series D, Series E-1, Series E-2, and Series F convertible preferred stock converts into PMI common stock at a 1:1 ratio. The Series A-1 convertible preferred stock converts into common stock at a 1,000,000:1 ratio and the Series G convertible preferred stock converts into common stock at a 1:1.36 ratio. The Series G convertible preferred stock conversion ratio reflects the Series G true-up that occurred at end of the vesting period for the Series E-2 and Series F Preferred Stock warrants.

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

Convertible Preferred Stock Warrant Liability
Series E-1 Warrants
In connection with the Settlement and Release Agreement dated November 17, 2016 among PMI, its wholly owned subsidiary Prosper Funding LLC (“PFL”) and Colchis, on December 16, 2016, PMI issued the First Series E-1 Warrant for 20,267,135 shares of Series E-1 convertible preferred stock. The Second Series E-1 Warrant for an additional 15,277,006 shares of Series E-1 convertible preferred stock was granted on the signing of the Consortium Purchase Agreement (as described in Note 13 of PMI’s 10-K for the year ended December 31, 2024) on February 27, 2017. The Series E-1 warrants have an exercise price of $0.01 per share and expire ten years from the date of issuance. For the three months ended March 31, 2025 and 2024, Prosper recognized $9.2 million and $4.6 million of income, respectively, from the re-measurement of the fair value of the warrants. The expense resulting from the remeasurement of the fair value of the warrants is recorded in Change in Fair Value of Convertible Preferred Stock Warrants on the condensed consolidated statements of operations.
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
The Company determined the fair value of the outstanding Series E-1 preferred stock warrants utilizing the following assumptions as of the following dates:

	March 31, 2025	December 31, 2024
Volatility	62.0%	63.0%
Risk-free interest rate	3.90%	4.30%
Expected term (in years)	2.75	2.75
Dividend yield	—%	—%
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
Risk-Free Interest Rate: The risk-free interest rate is based on the U.S. Treasury yield in effect as of March 31, 2025, and for zero coupon U.S. Treasury notes with maturities approximately equal to the term of the warrant.
Expected Term: The expected term is the period of time for which the warrants are expected to be outstanding.
Dividend Yield: The expected dividend assumption is based on the Company’s current expectations about the Company’s anticipated dividend policy.
Series F Warrants
In connection with the Consortium Purchase Agreement on February 27, 2017, PMI issued warrants to purchase up to 177,720,706 shares of PMI's Series F convertible preferred stock at $0.01 per share. The warrants expire ten years from the date of issuance. For the three months ended March 31, 2025 and 2024, Prosper recognized $48.0 million and $23.1 million of income, respectively, from the re-measurement of the fair value of the warrants. The income or expense resulting from changes in the fair value of the warrant is recorded through Change in Fair Value of Convertible Preferred Stock Warrants on the condensed consolidated statements of operations.

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
The Company determined the fair value of the outstanding Series F Warrants utilizing the following assumptions as of the following dates:

	March 31, 2025	December 31, 2024
Volatility	62.0%	63.0%
Risk-free interest rate	3.90%	4.30%
Expected term (in years)	2.75	2.75
Dividend yield	—%	—%

The above assumptions were determined using the same criteria described above for the Series E-1 Warrants.
Common Stock
PMI, through its Amended and Restated Certificate of Incorporation, is the sole issuer of common stock and related options, RSUs and warrants. On February 16, 2016, PMI amended and restated its Certificate of Incorporation to, among other things, effect a 5-for-1 forward stock split. On September 20, 2017, PMI further amended its Amended and Restated Certificate of Incorporation to increase the number of shares of common stock authorized for issuance. The total number of shares of stock which PMI has the authority to issue is 1,069,760,848, consisting of 625,000,000 shares of common stock, $0.01 par value per share, and 444,760,848 shares of preferred stock, $0.01 par value per share. As described above, the Company repurchased 2,196,665 shares of Common Stock on December 23, 2019. As of March 31, 2025, 78,528,590 shares of common stock were issued and 77,592,655 shares of common stock were outstanding. As of December 31, 2024, 78,401,384 shares of common stock were issued and 77,465,449 shares of common stock were outstanding. Each holder of common stock is entitled to one vote for each share of common stock held.
Common Stock Issued upon Exercise of Stock Options
For the three months ended March 31, 2025, PMI issued 127,206 shares of common stock upon the exercise of vested options for cash proceeds of $7 thousand.
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

Stock Option Activity
Stock option activity under the 2005 Plan and 2015 Plan is summarized for the three months ended March 31, 2025 below:

	Options Issued and Outstanding	Weighted Average Exercise Price
Balance as of January 1, 2025	83,441,624	$0.16
Options issued	4,036,200	$0.59
Options exercised	(127,206)	$0.05
Options forfeited	(4,741,038)	$0.33
Options expired	(96,145)	$0.02
Balance as of March 31, 2025	82,513,435	$0.17
Options vested and expected to vest as of March 31, 2025	78,605,150	$0.17
Options vested and exercisable as of March 31, 2025	69,591,668	$0.12
Other Information Regarding Stock Options
The weighted-average remaining contractual term for options outstanding as of March 31, 2025 is 4.81 years.
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
The fair value of PMI’s stock option awards granted during the three and three months ended March 31, 2025 and 2024 was estimated at the date of grant using the Black-Scholes model with the following average assumptions:

	Three Months Ended March 31,
	2025	2024
Volatility of common stock	65.42%	66.30%
Risk-free interest rate	4.03%	4.17%
Expected life (in years)	6.0 years	6.0 years
Dividend yield	—%	—%
Restricted Stock Unit Activity
In previous years, PMI granted RSUs to certain employees that are subject to three-year or four-year vesting terms and the occurrence of a liquidity event.

The following table summarizes the number of PMI’s RSU activity for three months ended March 31, 2025:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2025	2,560,133	$1.03
Forfeited	(500)	$2.14
Unvested at March 31, 2025	2,559,633	$1.03
Share Based Compensation
The following table presents the amount of stock-based compensation related to stock-based awards granted to employees recognized in Prosper’s condensed consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
Origination and servicing	$28	$19
Sales and marketing	16	113
General and administrative	283	260
Total stock-based compensation	$327	$392

As of March 31, 2025, the unamortized stock-based compensation expense, adjusted for forfeiture estimates, related to unvested stock-based awards was approximately $2.2 million, which will be recognized over a remaining weighted-average vesting period of approximately 2.6 years.
15. Income Taxes
For the three months ended March 31, 2025 and 2024, PMI recognized $28 thousand and $26 thousand, respectively, of income tax expense. The income tax expense relates to state income tax expense and the amortization of tax deductible goodwill which gives rise to an indefinite-lived deferred tax liability. No other income tax expense or benefit was recorded for the three month periods ended March 31, 2025 and 2024 due to a full valuation allowance recorded against the Company’s deferred tax assets.
Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize our existing deferred tax assets. On the basis of this evaluation, it is not more likely than not that our deferred tax assets will be realized and therefore a full valuation allowance has been recorded.
16. Leases
Prosper has operating leases for corporate offices. These leases have remaining lease terms of less than one year to approximately five years. Some of the lease agreements include options to extend the lease term for up to an additional five years. Rental expense under operating lease arrangements was $0.9 million and $1.0 million for the three months ended March 31, 2025 and 2024, respectively. Additionally, Prosper subleases certain leased office space to third parties when it determines there is excess leased capacity. Sublease income from operating lease arrangements was $0.1 million and $0.1 million for the three months ended March 31, 2025 and 2024.
Operating Lease Right-of-Use (“ROU”) Assets
The following table summarizes the operating lease right-of-use assets as of March 31, 2025, which are included in “Property and Equipment, Net” on the condensed consolidated balance sheets.

	March 31, 2025
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
ROU Assets - Office buildings	$22,690	$14,300	$8,390

No impairment charge was identified for the three months ended March 31, 2025 and 2024.
In March 2024, the Company entered into an amendment to its Phoenix office lease, the most prominent impact of which was to extend the lease term for an additional period through October 2029. As a result of this lease modification, the Company recorded additional ROU operating lease assets and liabilities of $0.3 million.
Lease Liabilities
Future maturities of operating lease liabilities as of March 31, 2025 are as follows (in thousands). The present value of the future minimum lease payments represents our operating lease liabilities as of March 31, 2025 and are included in "Other Liabilities" on the condensed consolidated balance sheets.

March 31, 2025
Remainder of 2024	$3,381
2026	4,648
2027	3,834
2028	1,949
2029	411
Total future minimum lease payments	$14,223
Less imputed interest	(2,640)
Present value of future minimum lease payments	$11,583
Because the rate implicit in each lease is not readily determinable, we use our incremental borrowing rate to determine the present value of the lease payments. Other information related to leases was as follows (dollars in thousands):

March 31, 2025
Weighted average remaining lease term (in years)	3.16
Weighted average discount rate	12.84%
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
The Origination and Sale Agreements contain terms through February 1, 2027. Prosper is required, under the Origination and Sale Agreements, to maintain certain collateral requirements. In addition, pursuant to the Marketing Agreement, the marketing fee that Prosper receives in connection with the origination of each loan is partially reduced by an amount (the “Designated Amount”) calculated as a percentage of the principal amount of such loan based on the aggregate principal amount of loans originated for the applicable month. To the extent the aggregate Designated Amount for all loans originated during any month is less than $100,000 through February 1, 2027, Prosper is required to pay WebBank an amount equal to such deficiency. Accordingly, the minimum fee is for the remaining nine months of $0.9 million in 2025, $1.2 million in 2026 and $0.1 million in 2027.
Additionally, under the Origination and Sale Agreements, Prosper is required to maintain a minimum net liquidity of $15.0 million at all times during the term of the agreement. Net liquidity is defined as the sum of Cash, Cash Equivalents and

Available for Sale Investments. Violation of this covenant can result in termination of the contract with WebBank. As of March 31, 2025, the Company was in compliance with the covenant.
Transaction Fee Refund Liability
Prosper assumes WebBank’s liability under Utah law to refund the pro-rated amount of any transaction fees collected in excess of 5%, in the event the underlying borrower prepays the loan in full before maturity. For the three months ended March 31, 2025 and 2024 the Company issued $2.8 million and $0.3 million, respectively, in refunds under this obligation. As of March 31, 2025 and December 31, 2024, the Company accrued $11.2 million and $9.2 million, respectively, related to anticipated future refunds under this obligation.
Loan Purchase Commitments
Prosper entered into an agreement with WebBank to purchase $17.2 million of Borrower Loans that WebBank originated during the last two business days of the quarter ended March 31, 2025. Prosper will purchase these Borrower Loans within the first two business days of the quarter ending June 30, 2025.
Repurchase Obligation
Under the terms of the loan purchase agreements between Prosper and investors that participate in the Whole Loan Channel, Prosper may, in certain circumstances, become obligated to repurchase a Borrower Loan from an investor. Generally, these circumstances include the occurrence of verifiable identity theft, the failure to properly follow personal loan listing or bidding protocols or a violation of the applicable federal, state or local lending laws. Prosper recognizes a liability at fair value for the repurchase obligation when the Borrower Loans are sold. The fair value of the repurchase obligation is estimated based on historical experience. Repurchased Borrower Loans associated with violations of federal, state or local lending laws or verifiable identity theft are written off at the time of repurchase. The maximum potential amount of future payments associated with this obligation is the outstanding balances of the Borrower Loans issued to third parties through the Whole Loan Channel, which at March 31, 2025 is $3.4 billion. Prosper has accrued $0.3 million and $0.3 million as of March 31, 2025 and December 31, 2024, respectively, in regard to this obligation.
Under the terms of the indenture and investor registration agreement, Prosper may, in certain circumstances, become obligated to either repurchase a Note or indemnify the investor for any losses resulting from nonpayment of a Note purchased in the Retail Channel. The decision to repurchase or indemnify is in Prosper’s sole discretion. These circumstances include, but are not limited to, the occurrence of verifiable identity theft, a technical error in the automated bidding tools which results in the purchase of a Note that does not match the investor’s investment criteria, or situations in which a personal loan listing includes a Prosper Rating that is different from the Prosper Rating that should have appeared in the listing for the corresponding Borrower Loan because either PFL inaccurately input data into, or inaccurately applied, the formula for determining the Prosper Rating and, as a result, the interest of the investor is materially and adversely affected. During the three months ended March 31, 2025, the Company repurchased less than $0.1 million of Notes under these circumstances, and has agreed to indemnify additional Notes with an unpaid principal balance of $0.3 million as of March 31, 2025.
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
Prosper’s executive officers, directors who are not executive officers, and certain affiliates participate in its marketplace by placing bids and purchasing Notes. The aggregate amount of the Notes purchased and the income earned by parties deemed to be affiliates and related parties of Prosper for the three and three months ended March 31, 2025 and 2024, as well as the Notes outstanding as of March 31, 2025 and December 31, 2024 are summarized below (in thousands):

	Aggregate Amount of Notes Purchased the Three Months Ended March 31,		Interest Earned on Notes the Three Months Ended March 31,
Related Party	2025	2024	2025	2024
Executive officers and management	$3	$12	$3	$3
Directors (excluding executive officers and management)	—	—	—	—
Total	$3	$12	$3	$3

	Notes Balance as of
Related Party	March 31, 2025	December 31, 2024
Executive officers and management	$60	$67
Directors (excluding executive officers and management)	—	—
Total	$60	$67

19. Significant Concentrations
Prosper is dependent on third-party funding sources such as banks, credit unions, asset managers, investment funds and insurance companies to provide the funds to allow WebBank to originate Borrower Loans that the third-party funding sources will later purchase. Of all Borrower Loans originated in the three months ended March 31, 2025, four individual third parties purchased 16.6%, 14.9%, 13.6% and 12.7% of all Borrower Loans originated. For the three months ended March 31, 2024, five individual third parties purchased 31.3%, 19.3%, 12.1% 10.3% and 10.3% of all Borrower Loans originated.
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

20. Segments
The Company has three reportable and operating segments: Personal Loan, Home Equity and Credit Card. These segments align with the Company’s products and service offerings and are consistent with how the Company’s Chief Executive Officer, who serves as the chief operating decision maker (“CODM”), reviews and evaluates the Company’s operations. The CODM evaluates the financial performance of the Company’s segments based upon segment revenues, as well as segment Adjusted Net Revenue and segment Adjusted EBITDA, both non-GAAP profitability measures. The Company adopted ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” as of and for the year ended December 31, 2024, and applied the guidance to prior period information retrospectively, as required by the standard. The Company does not prepare segment assets for the CODM to use to allocate resources or to assess performance of the segments and, therefore, total segment assets have not been disclosed.
The tables below present segment Total Net Revenue reconciled to segment Adjusted Net Revenue, significant segment operating expenses, and segment Adjusted EBITDA reconciled to Net Income (Loss) Before Taxes, as well as interest income and expense included in segment Adjusted Net Revenue and Adjusted EBITDA, for the periods indicated (in thousands).

	Three Months Ended March 31, 2025
	Personal Loan	Home Equity	Credit Card	Total
Total Net Revenue	$40,465	$274	$1,925	$42,664
Impact of Interest Rates on Fair Value of Loans Held in Consolidated Trusts	(726)	—	—	(726)
Segment Adjusted Net Revenue	$39,739	$274	$1,925	$41,938

Less: Segment Operating Expenses (1)
Compensation and Benefits (2)	17,602	220	2,851	20,673
Marketing and Advertising	9,821	1	1,331	11,153
Transaction Costs	1,567	111	3,142	4,820
Other Expenses (3)	6,998	29	132	7,159
Segment Adjusted EBITDA	$3,751	$(87)	$(5,531)	$(1,867)
Depreciation expense:
Origination and Servicing				(2,679)
General and Administration - Other				(268)
Stock-based compensation				(327)
Change in Fair Value of Convertible Preferred Stock Warrants				57,226
Impact of Interest Rates on Fair Value of Loans Held in Consolidated Trusts				726
Interest income on cash and cash equivalents				668
Interest Expense on Term Loan				(3,076)
Net Income Before Income Taxes				$50,403

Interest Income (Expense) Included in Segment Adjusted EBITDA
Interest Income on Financial Instruments	$16,262	$—	$7,039	$23,301
Interest Expense on Financial Instruments	(14,339)	—	(1,990)	(16,329)
Total Interest Income, Net	$1,923	$—	$5,049	$6,972
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

	Three Months Ended March 31, 2024
	Personal Loan	Home Equity	Credit Card	Total
Total Net Revenue	$30,968	$297	$12,228	$43,493
Impact of interest rates on fair value of loans held in consolidated trusts	2,067	—	—	2,067
Accelerated amortization of PWIT debt issuance costs	733	$—	$—	$733
Segment Adjusted Net Revenue	$33,768	$297	$12,228	$46,293

Less: Segment Operating Expenses (1)
Compensation and Benefits (2)	17,305	147	2,192	19,644
Marketing and Advertising	8,866	21	2,841	11,728
Transaction Costs	1,817	46	3,034	4,897
Other Expenses (3)	6,798	39	153	6,990
Segment Adjusted EBITDA	$(1,018)	$44	$4,008	$3,034
Depreciation expense:
Origination and Servicing				(2,392)
General and Administration - Other				(488)
Amortization of intangibles				(20)
Stock-based compensation				(392)
Change in Fair Value of Convertible Preferred Stock Warrants				27,724
Impact of interest rates on fair value of loans held in consolidated trusts				(2,067)
Interest income on cash and cash equivalents				875
Interest Expense on Term Loan				(3,220)
Accelerated amortization of PWIT debt issuance costs				(733)
Net Income Before Income Taxes				$22,321

Interest Income (Expense) Included in Segment Adjusted EBITDA
Interest Income on Borrower Loans and Loans Held for Sale	$24,236	$—	$—	$24,236
Interest Expense on Financial Instruments	(21,025)	—	—	(21,025)
Accelerated amortization of PWIT debt issuance costs	733	—	—	733
Total Interest Income, Net	$3,944	$—	$—	$3,944
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

21. Subsequent Event
On April 7, 2025 the Board approved the Company’s 2025 Equity Incentive Plan (the “2025 Plan”). On April 25, 2025, a majority of the Company’s stockholders approved the 2025 Plan. As a result of the Board and stockholders’ respective approvals, the 2015 Plan was terminated, replaced and superseded by the 2025 Plan, except that any grants awarded under the 2015 Plan will remain in effect pursuant to their terms.
The 2025 Plan provides for grants in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, and unrestricted stock. The maximum number of shares of common stock which may be issued under the 2025 Plan as of the date of the Board’s approval is 6,344,184 shares of common stock, plus any shares of common stock returned to the 2025 Plan (which, together with the 6,344,184 shares, may not exceed 91,417,252 shares of common stock). Under the 2025 Plan, incentive stock options may be granted solely to the Company’s employees, including its officers. Awards other than incentive stock options may be granted to the Company’s directors, consultants or employees, including its officers. The 2025 Equity Plan is administered by the Board, which in turn has delegated authority to administer the plans to the Compensation Committee of the Board. The 2025 Plan will remain in effect through April 7, 2035, unless sooner terminated under the terms of the 2025 Plan.

Prosper Funding LLC
Condensed Consolidated Balance Sheets (Unaudited)
(amounts in thousands)

	March 31, 2025	December 31, 2024
Assets:
Cash and Cash Equivalents	$2,628	$2,764
Restricted Cash	114,538	93,976
Borrower Loans, at Fair Value	275,362	285,578
Property and Equipment, Net	11,284	12,560
Servicing Assets	13,911	14,333
Receivable from Related Party	6,389	4,765
Other Assets	1,581	1,466
Total Assets	$425,693	$415,442
Liabilities and Member’s Equity:
Accounts Payable and Accrued Liabilities	$21,366	$18,703
Payable to Investors	114,848	93,018
Notes, at Fair Value	272,500	283,030
Other Liabilities	3,223	3,286
Total Liabilities	411,937	398,037
Member's Equity:
Member's Equity	9,998	9,998
Retained Earnings	3,758	7,407
Total Member's Equity	$13,756	$17,405
Total Liabilities and Member's Equity	$425,693	$415,442
The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Funding LLC
Condensed Consolidated Statements of Operations (Unaudited)
(amounts in thousands)

	Three Months Ended March 31,
	2025	2024
Revenues:
Operating Revenues:
Administration Fee Revenue - Related Party	$21,878	$18,522
Servicing Fees, Net	7,678	6,508
Loss on Sale of Borrower Loans	(13,576)	(10,504)
Other Revenue	78	182
Total Operating Revenues	16,058	14,708
Interest Income on Borrower Loans	11,307	12,919
Interest Expense on Notes	(10,555)	(12,111)
Total Interest Income, Net	752	808
Change in Fair Value of Financial Instruments, Net	(646)	(686)
Total Net Revenues	16,164	14,830
Expenses:
Administration Fee - Related Party	17,808	16,128
Servicing and Other, Net	2,005	1,886
Total Expenses	19,813	18,014
Net Loss	$(3,649)	$(3,184)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Funding LLC
Condensed Consolidated Statements of Member’s Equity (Unaudited)
(amounts in thousands)

	Member’s Equity	Retained Earnings	Total
Balance as of January 1, 2025	$9,998	$7,407	$17,405
Net Loss	—	(3,649)	(3,649)
Balance as of March 31, 2025	$9,998	$3,758	$13,756

	Member’s Equity	Retained Earnings	Total
Balance as of January 1, 2024	$8,364	$18,351	$26,715
Contribution of Borrower Loans from Parent (Note 4)	1,634	—	1,634
Net Loss	—	(3,184)	(3,184)
Balance as of March 31, 2024	$9,998	$15,167	$25,165

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Funding LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)
(amounts in thousands)

	Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities:
Net Loss	$(3,649)	$(3,184)
Adjustments to Reconcile Net Loss to Net Cash Provided by (Used in) Operating Activities:
Change in Fair Value of Financial Instruments	646	686
Other Non-Cash Changes in Borrower Loans, Loans Held for Sale and Notes	(140)	(113)
Gain on Sale of Borrower Loans	(2,767)	(2,504)
Change in Fair Value of Servicing Rights	3,189	2,535
Depreciation and Amortization	2,068	1,771
Changes in Operating Assets and Liabilities:
Purchase of Loans Held for Sale at Fair Value	(532,834)	(487,830)
Proceeds from Sales and Principal Payments of Loans Held for Sale, at Fair Value	532,834	487,830
Other Assets	(115)	(40)
Accounts Payable and Accrued Liabilities	2,663	3,089
Payable to Investors	21,830	(10,162)
Net Related Party Receivable/Payable	106	(1,896)
Other Liabilities	(63)	(32)
Net Cash Provided by (Used in) Operating Activities	23,768	(9,850)
Cash Flows from Investing Activities:
Purchase of Borrower Loans Held at Fair Value	(42,938)	(51,854)
Proceeds from Sales and Principal Payments of Borrower Loans, at Fair Value	47,843	49,614
Purchases of Property and Equipment	(2,522)	(2,850)
Net Cash Provided by (Used in) Investing Activities	2,383	(5,090)
Cash Flows from Financing Activities:
Proceeds from Issuance of Notes Held at Fair Value	42,139	49,589
Payments of Notes, at Fair Value	(47,864)	(49,806)
Net Cash Used in Financing Activities	(5,725)	(217)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	20,426	(15,157)
Cash, Cash Equivalents and Restricted Cash at Beginning of the Period	96,740	97,039
Cash, Cash Equivalents and Restricted Cash at End of the Period	$117,166	$81,882

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$10,835	$12,412
Non-Cash Investing Activity - Accrual for Property and Equipment, Net	696	292
Non-Cash Financing Activity - Contribution of Borrower Loans by Parent (Note 4)	—	1,634

Reconciliation to Amounts on Consolidated Balance Sheets:
Cash and Cash Equivalents	$2,628	$2,220
Restricted Cash	114,538	79,662
Total Cash, Cash Equivalents and Restricted Cash	$117,166	$81,882

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
The unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) and disclosure requirements for interim financial information and the requirements of Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2024. The balance sheet at December 31, 2024 has been derived from the audited financial statements at that date. Management believes these unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.
PFL did not have any items of other comprehensive income or loss for any of the periods presented in the condensed consolidated financial statements as of and for the three months ended March 31, 2025 and 2024.
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
2. Summary of Significant Accounting Policies
PFL's significant accounting policies are included in Note 2, Summary of Significant Accounting Policies, in PFL’s Annual Report on Form 10-K for the year ended December 31, 2024. There have been no changes to these accounting policies during the first three months of 2024.
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
3. Property and Equipment, Net
Property and equipment consist of the following as of the dates presented (in thousands):

	March 31, 2025	December 31, 2024
Internal-use software and web site development costs	$48,057	$49,836
Less: accumulated depreciation and amortization	(36,773)	(37,276)
Total property and equipment, net	$11,284	$12,560

Depreciation expense for the three months ended March 31, 2025 and 2024 was $2.1 million and $1.8 million, respectively.

4. Borrower Loans and Notes, at Fair Value
The aggregate principal balances outstanding and fair values of Borrower Loans and Notes as of March 31, 2025 and December 31, 2024, are presented in the following table (in thousands):

	Borrower Loans		Notes
	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Aggregate principal balance outstanding and interest outstanding	$288,823	$300,782	$288,696	$301,246
Fair value adjustments	(13,461)	(15,204)	(16,196)	(18,216)
Fair value	$275,362	$285,578	$272,500	$283,030

As of March 31, 2025, outstanding Borrower Loans had original terms to maturity of 24, 36, 48 or 60 months, had monthly payments with fixed interest rates ranging from 6.00% to 33.00% and had various original maturity dates through March 2030. As of December 31, 2024, outstanding Borrower Loans had original maturities of either 24, 36, 48 or 60 months, monthly payments with fixed interest rates ranging from 6.00% to 33.00%, and had various original maturity dates through December 2029.
As of March 31, 2025, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $2.2 million and a fair value of $0.3 million. As of December 31, 2024, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $3.1 million and a fair value of $0.4 million. PFL places loans on non-accrual status when they are over 120 days past due. As of March 31, 2025 and December 31, 2024, Borrower Loans in non-accrual status had a fair value of $0.2 million and $0.3 million, respectively.
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
5. Servicing Assets
PFL accounts for Servicing Assets at their estimated fair values with changes in fair values recorded in Servicing Fees, Net on the condensed consolidated statements of operations. The initial asset is recognized in Gain (Loss) on the Sale of Borrower Loans on the condensed consolidated statements of operations when PFL sells Borrower Loans to unrelated third-party buyers through the Whole Loan Channel and the servicing rights are retained. The Servicing Assets are measured at fair value throughout the servicing period. PFL recognized gains from the initial recognition of Servicing Assets on the sale of Borrower Loans in the amounts of $2.8 million and a loss of $2.5 million for the three months ended March 31, 2025 and 2024, respectively. These amounts are recorded in Loss on Sale of Borrower Loans on the condensed consolidated statements of operations, and are offset primarily by incentives provided to loan buyers at the time of sale.
As of March 31, 2025, Borrower Loans that were sold, but for which PFL retained servicing rights, had a total outstanding principal balance of $3.5 billion, original terms of 24, 36, 48 or 60 months, monthly payments with fixed interest rates ranging from 5.46% to 33.00%, and various original maturity dates through March 2030. As of December 31, 2024, Borrower Loans that were sold, but for which PFL retained servicing rights, had a total outstanding principal balance of $3.5 billion, original terms of either 24, 36, 48 or 60 months, monthly payments with fixed interest rates ranging from 5.46% to 33.00%, and various original maturity dates through December 2029.

Contractually-specified servicing fees and ancillary fees totaled $11.6 million and $9.4 million for the three months ended March 31, 2025 and 2024, and are included primarily in Servicing Fees, Net on the condensed consolidated statements of operations.
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
6. Income Taxes
PFL incurred no income tax provision for the three months ended March 31, 2025 and 2024. PFL is a U.S. disregarded entity and its income and loss are included in the income tax reporting of its parent, PMI. Since PMI is in a taxable loss position, is not currently subject to income taxes, and has fully reserved against its deferred tax asset, the net effective tax rate for PFL is 0%.
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

As of March 31, 2025 and December 31, 2024, the discounted cash flow methodology used to estimate the Notes fair values used the same projected cash flows as the related Borrower Loans. As demonstrated in the table below, the fair value adjustments for Borrower Loans were largely offset by the fair value adjustments of the Notes due to the borrower payment dependent design of the Notes and because the principal balances of the Borrower Loans approximated the principal balances of the Notes.
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
The following tables present the fair value hierarchy for assets and liabilities measured at fair value (in thousands):

March 31, 2025	Level 1	Level 2	Level 3	Total
Assets:
Borrower Loans, at Fair Value	$—	$—	$275,362	$275,362
Servicing Assets	—	—	13,911	13,911
Total Assets	$—	$—	$289,273	$289,273
Liabilities:
Notes, at Fair Value	$—	$—	$272,500	$272,500
Loan Trailing Fee Liability (included in Other Liabilities)	—	—	2,933	2,933
Total Liabilities	$—	$—	$275,433	$275,433

December 31, 2024	Level 1	Level 2	Level 3	Total
Assets:
Borrower Loans, at Fair Value	$—	$—	$285,578	$285,578
Servicing Assets	—	—	14,333	14,333
Total Assets	$—	$—	$299,911	$299,911
Liabilities:
Notes, at Fair Value	$—	$—	$283,030	$283,030
Loan Trailing Fee Liability (included in Other Liabilities)	—	—	3,004	3,004
Total Liabilities	$—	$—	$286,034	$286,034

As PFL’s Borrower Loans, Notes, Servicing Assets and loan trailing fee liability do not trade in an active market with readily observable prices, PFL uses significant unobservable inputs to measure the fair value of these assets and liabilities. Financial instruments are categorized in the Level 3 valuation hierarchy based on the significance of unobservable factors in the overall fair value measurement. These fair value estimates may also include observable, actively quoted components derived from external sources. As a result, the realized and unrealized gains and losses for assets and liabilities within the Level 3 category may include changes in fair value that were attributable to both observable and unobservable inputs. PFL did not transfer any assets or liabilities in or out of Level 3 for the three months ended March 31, 2025 or March 31, 2024.
Significant Unobservable Inputs
The following tables present quantitative information about the significant unobservable inputs used for PFL’s Level 3 fair value measurements at the dates presented:

Range
Borrower Loans and Notes	March 31, 2025	December 31, 2024
Discount rate	5.3% - 10.3%	5.8% - 8.7%
Default rate	3.0% - 22.9%	2.9% - 22.6%

Range
Servicing Assets	March 31, 2025	December 31, 2024
Discount rate	15.0% - 25.0%	15.0% - 25.0%
Default rate	3.0% - 22.9%	2.9% - 22.6%
Prepayment rate	15.7% - 33.3%	13.6% - 28.1%
Market servicing rate (1) (2)	0.633% - 0.842%	0.633% - 0.842%
(1) Servicing assets associated with loans enrolled in a relief program offered by the Company as of March 31, 2025 and December 31, 2024 were measured using a market servicing rate assumption of 84.2 basis points. This rate was estimated using a multiplier consistent with observable market rates for other loan types, applied to the base market servicing rate assumption.
(2) Excludes collection fees that would be passed on to a hypothetical third-party servicer. As of March 31, 2025 and December 31, 2024, the market rate for collection fees and non-sufficient fund fees was assumed to be 8 basis points and 7 basis points, respectively, for a total market servicing rate range of 71.3 - 92.2 basis points and a total market servicing rate of 70.3 - 91.2 basis points, respectively.

Range
Loan Trailing Fee Liability	March 31, 2025	December 31, 2024
Discount rate	15.0% - 25.0%	15.0% - 25.0%
Default rate	3.0% - 22.9%	2.9% - 22.6%
Prepayment rate	15.7% - 33.3%	13.6% - 28.1%
Changes in Level 3 Fair Value Assets and Liabilities on a Recurring Basis
The following tables present additional information about Level 3 Borrower Loans, Loans Held for Sale and Notes measured at fair value on a recurring basis (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets		Liabilities
	Borrower Loans	Loans Held for Sale	Notes
Balance at January 1, 2025	$285,578	$—	$(283,030)
Originations	42,938	532,834	(42,139)
Principal repayments	(47,167)	—	47,864
Borrower Loans sold to third parties	(676)	(532,834)	—
Other changes	(140)	—	280
Change in fair value	(5,171)	—	4,525
Balance at March 31, 2025	$275,362	$—	$(272,500)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets		Liabilities
	Borrower Loans	Loans Held for Sale	Notes
Balance at January 1, 2024	$324,311	$—	$(321,966)
Originations	51,854	487,830	(49,589)
Borrower Loans contributed by Parent, at Fair Value	1,634	—	—
Principal repayments	(48,124)	—	49,806
Borrower Loans sold to third parties	(1,490)	(487,830)	—
Other changes	(186)	—	299
Change in fair value	(5,558)	—	4,872
Balance at March 31, 2024	$322,441	$—	$(316,578)
The following tables present additional information about Level 3 Servicing Assets recorded at fair value (in thousands):

Servicing Assets
Balance as of January 1, 2025	$14,333
Additions	2,768
Less: Changes in fair value	(3,190)
Balance as of March 31, 2025	$13,911

Servicing Assets
Balance as of January 1, 2024	$13,818
Additions	2,503
Less: Changes in fair value	(2,536)
Balance as of March 31, 2024	$13,785
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
The following tables present additional information about Level 3 Loan Trailing Fee Liability measured at fair value on a recurring basis (in thousands):

Loan Trailing Fee Liability
Balance as of January 1, 2025	$(3,004)
Issuances	(521)
Cash payment of Loan Trailing Fee	652
Change in fair value	(60)
Balance as of March 31, 2025	$(2,933)

Loan Trailing Fee Liability
Balance as of January 1, 2024	$2,942
Issuances	488
Cash payment of Loan Trailing Fee	(660)
Change in fair value	168
Balance as of March 31, 2024	$2,938

Significant Recurring Level 3 Fair Value Asset and Liability Input Sensitivity
Key economic assumptions are used to compute the fair value of Borrower Loans. The sensitivity of the fair value to immediate changes in assumptions at March 31, 2025 and December 31, 2024 for Borrower Loans are presented in the following table (in thousands, except percentages).

Borrower Loans:	March 31, 2025	December 31, 2024
Fair value, using the following assumptions:	$275,362	$285,578
Weighted-average discount rate	6.89%	7.70%
Weighted-average default rate	13.49%	13.35%

Fair value resulting from:
100 basis point increase in discount rate	$272,912	$282,980
200 basis point increase in discount rate	270,520	280,443
Fair value resulting from:
100 basis point decrease in discount rate	$277,872	$288,240
200 basis point decrease in discount rate	280,443	290,969

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$272,241	$282,239
Applying a 1.2 multiplier to default rate	269,130	278,916
Fair value resulting from:
Applying a 0.9 multiplier to default rate	$278,497	$288,934
Applying a 0.8 multiplier to default rate	281,642	292,306
Key economic assumptions are used to compute the fair value of Notes. The sensitivity of the fair value to immediate changes in assumptions at March 31, 2025 and December 31, 2024 for Notes funded through the Note Channel are presented in the following table (in thousands, except percentages).

Notes	March 31, 2025	December 31, 2024
Fair value, using the following assumptions:	$272,500	$283,030
Weighted-average discount rate	6.89%	7.70%
Weighted-average default rate	13.42%	13.25%

Fair value resulting from:
100 basis point increase in discount rate	$270,072	$280,451
200 basis point increase in discount rate	267,701	277,934
Fair value resulting from:
100 basis point decrease in discount rate	$274,984	$285,669
200 basis point decrease in discount rate	277,536	288,381

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$269,408	$279,718
Applying a 1.2 multiplier to default rate	266,327	276,422
Fair value resulting from:
Applying a 0.9 multiplier to default rate	$275,603	$286,358
Applying a 0.8 multiplier to default rate	278,719	289,702

Key economic assumptions are used to compute the fair value of Servicing Assets. The sensitivity of the current fair value to immediate changes in assumptions at March 31, 2025 and December 31, 2024 for Servicing Assets are presented in the following table (in thousands, except percentages).

Servicing Assets	March 31, 2025	December 31, 2024
Fair value, using the following assumptions:	$13,911	$14,333
Weighted-average market servicing rate	0.640%	0.635%
Weighted-average prepayment rate	22.07%	18.83%
Weighted-average default rate	14.22%	13.89%

Fair value resulting from:
Market servicing rate increase of 0.025%	$13,033	$13,419
Market servicing rate decrease of 0.025%	14,790	15,247

Fair value resulting from:
Applying a 1.1 multiplier to prepayment rate	$13,558	$14,016
Applying a 0.9 multiplier to prepayment rate	14,271	14,655

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$13,640	$14,052
Applying a 0.9 multiplier to default rate	14,183	14,616
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
The Origination and Sale Agreements contain terms through February 1, 2027. Prosper is required, under the Origination and Sale Agreements, to maintain certain collateral requirements. In addition, pursuant to the Marketing Agreement, the marketing fee that Prosper receives in connection with the origination of each loan is partially reduced by an amount (the “Designated Amount”) calculated as a percentage of the principal amount of such loan based on the aggregate principal amount of loans originated for the applicable month. To the extent the aggregate Designated Amount for all loans originated during any month is less than $100,000 through February 1, 2027, Prosper is required to pay WebBank an amount equal to such deficiency. Accordingly, the minimum fee is $0.9 million for the remaining nine months of 2025, $1.2 million in 2026 and $0.1 million in 2027.
Additionally, under the Origination and Sale Agreements, Prosper is required to maintain a minimum net liquidity of $15.0 million at all times during the term of the agreement. Net liquidity is defined as the sum of Cash, Cash Equivalents and

Available for Sale Investments. Violation of this covenant can result in termination of the contract with WebBank. As of March 31, 2025, the Company was in compliance with the covenant.
Transaction Fee Refund Liability
Prosper assumes WebBank’s liability under Utah law to refund the pro-rated amount of any transaction fees collected in excess of 5%, in the event the underlying borrower prepays the loan in full before maturity. For the three months ended March 31, 2025 and 2024 the Company issued $2.8 million and $0.3 million, respectively, in refunds under this obligation. As of March 31, 2025 and December 31, 2024, the Company accrued $11.2 million and $9.2 million, respectively, related to anticipated future refunds under this obligation.
Loan Purchase Commitments
Under the terms of PFL’s agreement with WebBank, PFL is committed to purchase $17.2 million of Borrower Loans that WebBank originated during the last two business days of the quarter ended March 31, 2025. PFL will purchase these Borrower Loans within the first three business days of the quarter ending June 30, 2025.
Repurchase Obligation
Under the terms of the loan purchase agreements between PFL and investors that participate in the Whole Loan Channel, PFL may, in certain circumstances, become obligated to repurchase a Borrower Loan from an investor. Generally, these circumstances include the occurrence of verifiable identity theft, the failure to properly follow personal loan listing or bidding protocols, or a violation of the applicable federal, state, or local lending laws. The fair value of the indemnification and repurchase obligation is estimated based on historical experience. PFL recognizes a liability for the repurchase and indemnification obligation when the Borrower Loans are issued. Indemnified or repurchased Borrower Loans associated with violations of federal, state, or local lending laws or verifiable identity theft are written off at the time of repurchase or at the time an indemnification payment is made. The maximum potential amount of future payments associated under this repurchase obligation is the outstanding balances of the Borrower Loans issued through the Whole Loan Channel, which as of March 31, 2025 is $3.5 billion. PFL has accrued $0.3 million and $0.3 million as of March 31, 2025 and December 31, 2024, respectively, in regard to this obligation.
Under the terms of the indenture and investor registration agreement, Prosper may, in certain circumstances, become obligated to either repurchase a Note or indemnify the investor for any losses resulting from nonpayment of a Note purchased in the Retail Channel. The decision to repurchase or indemnify is in Prosper’s sole discretion. These circumstances include, but are not limited to, the occurrence of verifiable identity theft, a technical error in the automated bidding tools which results in the purchase of a Note that does not match the investor’s investment criteria, or situations in which a personal loan listing includes a Prosper Rating that is different from the Prosper Rating that should have appeared in the listing for the corresponding Borrower Loan because either PFL inaccurately input data into, or inaccurately applied, the formula for determining the Prosper Rating and, as a result, the interest of the investor is materially and adversely affected. During the three months ended March 31, 2025 the Company repurchased less than $0.1 million of Notes under these circumstances, and has agreed to indemnify additional Notes with an unpaid principal balance of $0.3 million as of March 31, 2025.
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
PFL’s executive officers and directors who are not executive officers participate in its marketplace by placing bids and purchasing Notes. The aggregate amount of the Notes purchased and the income earned by parties deemed to be related parties of PFL for the three and three months ended March 31, 2025 and 2024 are summarized below (in thousands):

	Aggregate Amount of Notes Purchased		Interest Earned on Notes
	Three Months Ended March 31,		Three Months Ended March 31,
Related Party	2025	2024	2025	2024
Executive officers and management	$2	$8	$2	$2
Directors (excluding executive officers and management)	—	—	—	—
Total	$2	$8	$2	$2

The balance of Notes held by officers and directors who are not executive officers are as follows (in thousands):

	Notes Balance as of
Related Party	March 31, 2025	December 31, 2024
Executive officers and management	$42	$48
Directors (excluding executive officers and management)	—	—
Total	$42	$48

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This management’s discussion and analysis of financial condition and results of operations, or MD&A, contains forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” in this Quarterly Report on Form 10-Q for a discussion of the uncertainties, risks, and assumptions associated with these statements. This discussion should be read in conjunction with Prosper’s historical condensed consolidated financial statements and related notes thereto and the other disclosures contained elsewhere in this Quarterly Report on Form 10-Q. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and Prosper’s actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those included in the “Risk Factors” sections and elsewhere in this Quarterly Report on Form 10-Q and Prosper’s Annual Report on Form 10-K for the year ended December 31, 2024.
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
For the year ended December 31, 2024, our marketplace facilitated $2.2 billion in Borrower Loan originations, of which $2.1 billion were funded through our Whole Loan Channel, representing 92% of the total Borrower Loans originated through our marketplace during this period. From inception through March 31, 2025, our marketplace has facilitated $28.4 billion in Borrower Loan originations, of which $25.6 billion were funded through our Whole Loan Channel, representing 90% of the total Borrower Loans originated through our marketplace during this period. For the three months ended March 31, 2025, our marketplace facilitated $571.5 million in Borrower Loan originations, an increase of 6% from the same period in 2024. The percentage of loans funded through the Whole Loan Channel for the three months ended March 31, 2025 was 93%.
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

Key Operating and Financial Metrics (in thousands)
The following table displays our key operating and financial metrics for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	2024
Personal Loan Originations	$571,536	$536,824
Transaction Fees, Net	52,078	42,971
Personal Loan Serviced Portfolio (1)	3,798,289	3,781,452
Whole Loans Outstanding (1)	3,513,077	3,451,651
Prosper Credit Card Portfolio (1) (2)	378,907	315,324
Servicing Fees, Net	7,357	6,282
Total Net Revenues	42,664	43,493
Net Income	50,375	22,295
Adjusted Net Revenue (3)	41,938	46,293
Adjusted EBITDA (3)	(1,867)	3,034
(1) Unpaid principal balance as of March 31
(2) Total of Prosper Allocations, Coastal Allocations and securitized PMCC 2024-1 Credit Card receivables
(3) Adjusted Net Revenue and Adjusted EBITDA are non-GAAP financial measures. For more information regarding these measures and the reconciliation to Total Net Revenue and Net Income (Loss), respectively, the most comparable US GAAP measures, see “Non-GAAP Financial Measures.”

Personal Loan Originations
From inception of the Company through March 31, 2025, a total of 2,242,076 Borrower Loans, totaling $28.4 billion were originated through our marketplace.
For the three months ended March 31, 2025, 36,399 Borrower Loans totaling $571.5 million were originated through our marketplace, compared to 37,293 Borrower Loans totaling $536.8 million during the three months ended March 31, 2024. This represents a unit decease of 2% and a dollar increase of 6%. The originations increase for the quarter ended March 31, 2025 versus the quarter ended March 31, 2024 is primarily due to lower interest rates in the first quarter of 2025 and increased third-party investor demand.
Personal loan origination volume by Prosper Rating was as follows for the periods presented (in millions, except percentages):

	Three Months Ended March 31,
	2025		2024
	Amount	%	Amount	%
AA	$83.7	15%	$43.8	8%
A	104.7	18%	84.5	16%
B	118.8	20%	122.7	23%
C	44.3	8%	55.7	10%
D	43.3	8%	57.7	11%
E	73.5	13%	86.6	16%
HR	—	—%	8.6	2%
Other (1)	103.2	18%	77.2	14%
Total	$571.5		$536.8
(1) Represents personal loans funded through the Prosper platform via the Whole Loan Channel but not assigned Prosper Ratings.
For the three months ended March 31, 2025, compared to the corresponding period in 2024, the total and mix of Personal Loan originations on the Prosper platform reflects decreased originations for loans rated B, C, D and E, offset by increased originations for loans rated AA and A, along with personal loans not assigned Prosper ratings. These loans not assigned Prosper ratings are sold only to institutional investors based on specific underwriting criteria and custom risk models developed by those investors. Beginning in the third quarter of 2024, the Prosper platform ceased originations for loans rated HR given limited investor demand for this rating.

Personal Loan Serviced Portfolio and Whole Loans Outstanding
Our Personal Loan serviced portfolio consists of all Borrower Loans that we service both through the Note and Whole Loan Channels. Borrower Loans funded through the Whole Loan Channels include loans that we hold in consolidated trusts, as well as those sold to third parties. Our Personal Loan serviced portfolio increased $16.8 million, or less than 1%, from March 31, 2024 to March 31, 2025. This increase is primarily due to increased year-over-year originations for the three months ended March 31, 2025.
The outstanding balance of Borrower Loans sold through our Whole Loan Channel serves as a primary driver of our Servicing Assets. Whole loans outstanding increased $61.4 million, or 2%, from March 31, 2024 to March 31, 2025, due primarily to the year-over-year increase in originations discussed above.
Prosper Credit Card Portfolio
The Credit Card portfolio consists of the outstanding principal of all Prosper-branded Credit Cards originated through our partnership with Coastal Community Bank (“Coastal”). From March 31, 2024 to March 31, 2025, the principal balance of the Credit Card portfolio increased $63.6 million, or 20%, due to increases in active Credit Cards and cardholder spend during this time.
In November 2024, we completed our first securitization of Credit Card receivables from the Prosper Credit Card portfolio, which is more fully described in Note 7, Securitizations, of the accompanying condensed consolidated financial statements.
Net Income (Loss)
See the section titled “Results of Operations” below, for the discussion on significant changes in Net Income (Loss) year-over-year.
Results of Operations
Overview
The following table summarizes our net income (loss) for the three and three months ended March 31, 2025 and 2024 (in thousands, except percentage):

	Three Months Ended March 31,
	2025	2024	Change	% Change
Total Net Revenues	$42,664	$43,493	$(829)	(2)%
Total Expenses	(7,739)	21,172	(28,911)	(137)%
Net Income Before Taxes	50,403	22,321	28,082	126%
Income Tax Expense	(28)	(26)	(2)	8%
Net Income	$50,375	$22,295	$28,080	126%
Total Net Revenues for the three months ended March 31, 2025 decreased $0.8 million as compared to the same period in 2024. The decrease was largely attributable to the Change in Fair Value of Financial Instruments, which contributed a $12.5 million decrease to Total Net Revenues, primarily due to a decrease in the fair value of our Credit Card Derivative, reflective of increased charge-offs and estimated loss rates, as well as the reduced growth rate of the underlying Credit Card portfolio. There was also a $3.1 million increase in Loss on Sale of Borrower Loans, primarily as a result of additional incentives provided to whole loan investors (“incentives”) year-over-year. These decreases were partially offset by Transaction Fees, Net, which increased $9.1 million from the prior year, primarily as a result of higher personal loan origination volume during this time, as discussed above, as well as revised WebBank transaction fee schedule starting in June 2024. Additionally, there was a $3.8 million increase in Total Interest Income (Expense), Net, due largely to the net interest income generated from the PMCC 2024-1 Credit Card securitization that closed in November 2024. Finally, Servicing Fees, Net and Other Revenues increased a combined $1.9 million year-over-year, due primarily to increased collection fees income and credit referral fees during that time.
Total Expenses for the three months ended March 31, 2025 decreased $28.9 million as compared to the same period in 2024, primarily due to the Change in Fair Value of Convertible Preferred Stock Warrants, which is in turn driven by changes in the fair value of the underlying Convertible Preferred Stock. Specifically, the gain for the three months ended March 31, 2025 totaled $57.2 million, which compares to a gain of $27.7 million for the corresponding period in 2024, a change of $29.5 million. This was partially offset by a combined $0.5 million increase in Origination and Servicing expenses, Sales and

Marketing expenses and General and Administrative expenses, as costs increased in response to higher personal loan originations. Accordingly, the net income for the three months ended March 31, 2025 increased $28.1 million when compared to the net income for the three months ended March 31, 2024.
Revenues
The following table summarizes our revenues for the three months ended March 31, 2025 and 2024 (in thousands, except percentages):

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Operating Revenues:
Transaction Fees, Net	$52,078	$42,971	$9,107	21%
Servicing Fees, Net	7,357	6,282	1,075	17%
Loss on Sale of Borrower Loans	(13,576)	(10,504)	(3,072)	(29)%
Other Revenues	2,189	1,366	823	60%
Total Operating Revenues	48,048	40,115	7,933	20%

Interest Income (Expense):
Interest Income on Financial Instruments	23,301	24,236	(935)	(4)%
Interest Expense on Financial Instruments	(16,329)	(21,025)	4,696	22%
Total Interest Income (Expense), Net	6,972	3,211	3,761	117%
Change in Fair Value of Financial Instruments	(12,356)	167	(12,523)	n/m
Total Net Revenues	$42,664	$43,493	$(829)	(2)%
n/m: not meaningful
Transaction Fees, Net
We earn a transaction fee upon the successful origination of all Borrower Loans facilitated through our marketplace. Specifically, we receive payments from WebBank as compensation for the activities we perform on behalf of WebBank. Our fee is determined by the term and credit grade of the Borrower Loans that we facilitate on our marketplace and WebBank originates. We record the transaction fee revenue net of any fees we pay to WebBank.
We also earn various program fees from our Credit Card product, such as interchange fees, annual fees and late fees, and broker fees from our Home Equity products, all of which are recorded within Transaction Fees, Net.
Transaction Fees, Net increased $9.1 million, or 21%, for the three months ended March 31, 2025, as compared to the corresponding period in 2024. This increase is primarily due to the increased personal loan originations discussed above, as well as revisions to the WebBank transaction fee schedule starting in June 2024. Under the revised WebBank transaction fee schedule, transaction fees now range from 1.0% to 9.99%, depending on the term and credit grade of the Borrower Loan, as compared to 1.0% to 7.99% under the previous schedule. Transaction fees above 5.0% are refundable on a pro-rated basis upon the full prepayment of the related Borrower Loan prior to maturity under Utah law, where WebBank is domiciled, and thus the impact of these increased transaction fees is reduced by expected refunds. We also recognized approximately $5.7 million in program fees under our Credit Card product for the three months ended March 31, 2025, as compared to $5.8 million for the corresponding period of 2024, a decrease of $0.1 million.
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

In addition, we are contractually obligated to service the entire portfolio under our Credit Card product. Our banking partner, Coastal, pays us a servicing fee of 1.0% per annum of the daily outstanding principal balance of all cards designated as Coastal allocations. These allocations represented approximately 10% of the portfolio through March 31, 2024, but were reduced to 5% starting April 1, 2024 as a result of an amendment to the Program Agreement executed in March 2024. To the extent these contractual fees are less than the market servicing rate that would be required by a market participant to service the portfolio, a servicing obligation is recorded. Changes to the net Credit Card servicing obligation are included in Servicing Fees, Net. We do not recognize a servicing asset or obligation related to any Credit Card receivables that are effectively consolidated on our balance sheet through the PMCC 2024-1 securitization transaction discussed in Note 7 of the accompanying condensed consolidated financial statements.
The increase of $1.1 million, or 17%, in Servicing Fees for the three months ended March 31, 2025, as compared to the corresponding period in 2024, is primarily due to a $2.1 million increase in net collections and debt sale fees, as we continue to enhance our Borrower Loan recovery efforts, which includes entering into more settlement agreements with borrowers. This was partially offset by a $0.6 million decrease in personal loan servicing revenue from servicing fees collected and amortization of the Servicing Asset. This is primarily reflective of the continued seasoning of the underlying servicing book. Finally, there was a $0.4 million decrease from changes in the fair value of the net Credit Card servicing obligation. For the three months ended March 31, 2024, a change in estimate applied to the net Credit Card servicing obligation resulted in an increase in revenue from fair value changes of $1.9 million. Without the impact of that change in estimate, the remaining year-over-year increase in revenues from net Credit Card servicing obligation fair value changes was $1.5 million, due primarily to a reduction in the outstanding balance of non-securitized Credit Card receivables within our portfolio during that time.
Loss on Sale of Borrower Loans
Loss on Sale of Borrower Loans consists of incentives provided at the time Borrower Loans are sold through the Whole Loan Channel, net of any gains recognized on those sales, primarily related to the recognition of additional Servicing Assets. Since 2022, due to market volatility and incentives offered by competitors, we started providing additional incentives to our investors. For the three months ended March 31, 2025, these incentives increased $3.4 million from the corresponding period in the prior year. Excluding the impact of these incentives, the remaining changes in Loss on Sale of Borrower Loans for the three months ended March 31, 2025 as compared to the same period in 2024, were an increased gain of $0.3 million, primarily due to the recognition of additional Servicing Assets upon the sale of Borrower Loans through the Whole Loan Channel.
Other Revenues
Other Revenues consists primarily of credit referral fees. Credit referral fees are earned from partner companies for the referral of customers on our platform, and accounted for the majority of the $0.8 million increase in Other Revenues for the three months ended March 31, 2025, as compared to the corresponding periods in 2024.
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
The increase of $3.8 million, or 117%, in Total Interest Income (Expense), Net for the three months ended March 31, 2025, as compared to the corresponding period in 2024, is primarily due to a $5.0 million increase in Total Interest Income (Expenses), Net generated from the Receivable from Credit Card Partner, less interest expense and setup cost amortization incurred on the related Notes Issued by Securitization Trust, following the PMCC 2024-1 securitization in November 2024. This increase was partially offset by a combined $1.1 million decrease in Total Interest Income (Expense), Net generated from (i) Loans Held for Sale, net of interest expense and setup cost amortization on the Warehouse Lines, and (ii) securitized Borrower Loans, net of interest expense and setup cost amortization incurred on the Notes Issued by Securitization Trust during this period. This decrease is reflective of the reduced average outstanding balance of loans held in these consolidated trusts year-over-year, as well as the related decrease in the associated financing liabilities due to principal repayments.

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
In September 2023 and March 2024, we sponsored and consolidated two Personal Loan securitization transactions, PMIT 2023-1 and PMIT 2024-1, respectively, with loans that were previously funded through our PWIIT and PWIT Warehouse Lines, respectively. Refer to Note 7, Securitization, of the accompanying condensed consolidated financial statements for additional information on these securitization transactions. We expect that changes in the fair value of Borrower Loans held by PMIT 2023-1 and PMIT 2024-1 will be negative due to delinquencies and charge-offs, but they could ultimately be negative or positive due to changes in fair value assumptions, such as expected credit performance, prepayment rates and implied market discount rates. Additionally, the impact from fair value adjustments on these securitized Borrower Loans may lessen as they season and the outstanding principal balances decrease. Notes issued by PMIT 2023-1 and PMIT 2024-1 are carried at amortized cost on the accompanying consolidated balance sheets, and thus do not impact the Change in Fair Value of Financial Instruments.
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

	Three Months Ended March 31
	2025	2024
Borrower Loans - Securitization(1):
AA	24%	25%
A	30%	27%
B	23%	23%
C	11%	13%
D	6%	6%
E	5%	5%
HR	1%	1%
Total	100%	100%
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
In November 2024, we sponsored and consolidated a Credit Card securitization transaction, PMCC 2024-1, with existing Credit Card receivables that were previously accounted for through our Credit Card Derivative. See Notes 5 and 7 of the accompanying condensed consolidated financial statements for further details on both the Credit Card Derivative and PMCC 2024-1. We fully consolidate PMCC 2024-1 as a VIE, as it has insufficient equity at risk and we determined that we were its primary beneficiary. Based on an analysis of the facts and circumstances surrounding the transaction, it was determined that the transfer of the Credit Card receivables from Coastal to PMCC 2024-1 did not meet the sales or participating interest criteria under Accounting Standards Codification (“ASC”) 860, Transfers and Servicing, and thus could not be recognized on our consolidated balance sheets. As a result, we record a secured Receivable from Credit Card Partner, which we have elected to present at fair value on our consolidated balance sheets. Receivable from Credit Card Partner is secured by and effectively mirrors the value of the underlying Credit Card receivables.
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
Fluctuation Analysis
For the three months ended March 31, 2025 and 2024, the Change in Fair Value of Financial Instruments was a loss of $12.4 million and a gain of $0.2 million, respectively. The increase in the loss for this period was largely driven by the impact of the Credit Card Derivative and Receivable from Credit Card Partner, due primarily to a reduction in the size of the underlying Credit Card portfolio as growth rates have slowed, and a corresponding increase in estimated loss rates and net charge-offs. For the Credit Card Derivative, fair value changes related to future cash flows resulted in a loss of $1.8 million, and the net impact of realized transactions resulted in a loss of $4.6 million for the three months ended March 31, 2025. This compares to the corresponding period in the prior year, in which fair value changes resulted in a gain of $9.1 million, and the net impact of realized transactions resulted in a loss of $2.7 million.
For the three months ended March 31, 2025, we recognized a $2.1 million loss from changes in fair value related to the Receivable from Credit Card Partner, primarily consisting of $2.1 million in net charge-offs.
These increased Credit Card losses for the three months ended March 31, 2025, were partially offset by lower net losses from securitized Borrower Loans and Loans Held for Sale year-over-year, due primarily to lower discount rates and the overall decrease in the average balance of loans held in consolidated warehouse and securitization trusts year-over-year, as these loans continue to season. For securitized Borrower Loans, the loss from changes in fair value for the three months ended March 31, 2025 was $3.2 million, due to a $2.4 million gain from fair value adjustments, offset by $5.5 million in net charge-offs. This compares to securitized Borrower Loans and Loans Held for Sale in the corresponding period in 2024, when there was a combined loss from changes in fair value of $5.5 million, due primarily to a $4.5 million gain from fair value adjustments, offset by $10.0 million in net charge-offs.
The net impact to the Change in Fair Value of Financial Instruments for fractional Borrower Loans and Notes (as well as the population of whole loans that are owned directly by our wholly-owned subsidiary PFL) was a $0.6 million loss for the three months ended March 31, 2025, due to the borrower payment-dependent structure described above, offset by certain timing factors related to the receipt of borrower payments. During the same period in 2024, the net impact from these fractional Borrower Loans and Notes (as well as the population of whole loans that are owned directly by PFL) was a $0.7 million gain.

The following table details the changes in fair value of our financial instruments for the three months ended March 31, 2025 and 2024, respectively (in thousands, except percentages):

	Three Months Ended March 31,
	2025	2024
Assets:
Borrower Loans	$(8,334)	$(8,819)
Loans Held for Sale	—	(2,263)
Credit Card Derivative (includes gains and losses from settled transactions)	(6,448)	6,340
Receivable from Credit Card Partner	(2,099)	—
SOFR rate swaption (included in Prepaid and Other Assets)	—	38

Liabilities:
Notes	4,525	4,871
Total	$(12,356)	$167
Expenses
The following tables summarize our expenses for the three and three months ended March 31, 2025 and 2024 (in thousands, except percentages):

	Three Months Ended March 31,
	2025	2024	Change	% Change
Expenses
Origination and Servicing	$11,675	$11,933	$(258)	(2)%
Sales and Marketing	13,432	14,043	(611)	(4)%
General and Administrative - Research and Development	4,721	4,190	531	13%
General and Administrative - Other	17,373	16,500	873	5%
Change in Fair Value of Convertible Preferred Stock Warrants	(57,226)	(27,724)	(29,502)	(106)%
Interest Expense on Term Loan	3,076	3,220	(144)	(4)%
Other Income, Net	(790)	(990)	200	(20)%
Total Expenses	$(7,739)	$21,172	$(28,911)	(137)%
The following table reflects full-time employees as of March 31, 2025 and 2024 by functional area:

	March 31, 2025	March 31, 2024
Origination and Servicing	94	95
Sales and Marketing	23	30
General and Administrative - Research and Development	106	98
General and Administrative - Other	171	180
Total Headcount	394	403
Origination and Servicing
Origination and Servicing costs consist primarily of salaries, benefits and stock-based compensation expense related to our capital markets, collections, customer support and payment processing employees and vendor costs associated with facilitating and servicing personal loans and our Credit Card product. The decrease for the three months ended March 31, 2025 of $0.3 million, or 2%, as compared to the corresponding period in 2024 is primarily due to a $0.3 million decrease in personal loan servicing and origination costs, as we achieved efficiencies and reduced our spend on outside vendors.

Sales and Marketing

Sales and Marketing costs consist primarily of affiliate marketing, search engine marketing, online and offline campaigns, email marketing, public relations and direct mail marketing, as well as compensation expenses such as wages, benefits and stock-based compensation for the employees who support these activities. For the three months ended March 31, 2025, the decrease of $0.6 million, or 4%, from the corresponding period in the prior year is due primarily to a decrease in direct mail marketing costs of $0.5 million, due to a decrease in direct mail advertising campaigns year-over-year.
General and Administrative - Research and Development
General and Administrative - Research and Development costs consist primarily of salaries, benefits and stock-based compensation expense related to our engineering and product development employees, as well as related vendor costs. The increase in General and Administrative – Research and Development for the three months ended March 31, 2025, of $0.5 million, or 13%, from the corresponding period in the prior year is primarily due to a $0.6 million increase in compensation costs, driven by increased headcount. This was partially offset by an increase of $0.1 million in capitalized internal-use software and web development costs (decreasing the expense). Specifically, these capitalized costs were $3.7 million and $3.6 million for the three months ended March 31, 2025 and 2024, respectively.
General and Administrative - Other
General and Administrative - Other expenses consist primarily of salaries, benefits and stock-based compensation expense related to our accounting, finance, risk, legal, compliance, human resources and facilities employees, professional fees related to legal and accounting and facilities expenses. The increase in General and Administrative - Other for the three months ended March 31, 2025 of $0.9 million from the corresponding period in the prior year was due primarily to increases of (a) $0.6 million in compensation expense, (b) $0.5 million in software and subscription costs and (c) $0.3 million in cloud computing costs (net of cost savings from exiting data center operating leases in 2024), in order to support growth in our operations. These increases were partially offset by a $0.2 million decrease in depreciation and amortization, and a $0.1 million decrease in insurance costs.
Change in Fair Value of Convertible Preferred Stock Warrants
Change in Fair Value of Convertible Preferred Stock Warrants were gains of $57.2 million and $27.7 million for the three months ended March 31, 2025, and 2024, respectively, due to decreases in the fair value of the underlying Convertible Preferred Stock for those periods.
Interest Expense on Term Loan
We incurred interest costs of $3.1 million and $3.2 million for the three months ended March 31, 2025, and 2024, respectively, related to our Term Loan. Interest costs decreased year-over-year primarily due to the decrease in the unpaid principal on the Term Loan following contractual quarterly repayments of $2.5 million in December 2024 and March 2025. Those were the first repayments under the Term Loan since we entered into the related Credit Agreement in November 2022.
Other Income, Net
Other Income, Net was $0.8 million for the three months ended March 31, 2025, and primarily consists of interest income on cash and cash equivalents, sublease income and other miscellaneous items. The $0.2 million decrease in Other Income, Net, for the three ended March 31, 2025, as compared to the corresponding period in the prior year, was primarily attributable to decreases in interest income driven by lower average interest rates.
Non-GAAP Financial Measures
Adjusted Net Revenue
Adjusted Net Revenue is a non-GAAP financial measure that we define as our Total Net Revenue adjusted to exclude the impact of interest rates on the fair value of loans held in consolidated trusts and certain infrequent or unusual transactions such as the accelerated amortization of PWIT debt issuance costs. As a result of the termination of the PWIT Warehouse Line in March 2024 (see Note 11, Debt), we accelerated the remaining amortization of the related deferred debt issuance costs into interest expense. We excluded the impact of this accelerated amortization because it is non-cash and because of the infrequent nature of the transaction. Management does not believe that it is reflective of our ongoing operating results. We believe it is useful to investors to exclude the impact of interest rates on the fair value of loans held in consolidated trusts to gain insight into the performance of our consolidated loans, independent of market factors that are beyond management’s control.

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
Because of these limitations, you should consider Adjusted Net Revenue alongside other financial performance measures, including Total Net Revenue and our financial results presented in accordance with U.S. GAAP. The following table presents a reconciliation of Total Net Revenue to Adjusted Net Revenue for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024
Total Net Revenue	$42,664	$43,493
Impact of Interest Rates on Fair Value of Loans Held in Consolidated Trusts (1)	(726)	2,067
Accelerated Amortization of PWIT Debt Issuance Costs (2)	—	733
Adjusted Net Revenue	$41,938	$46,293
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
•Impairment of long-lived assets: We incur losses on the impairment of long-lived assets that are disposed of primarily in connection with the exit of facilities. We exclude these items because management does not believe they are reflective of our ongoing operating results.
•Impact of interest rates on the fair value of loans held in consolidated trusts: See discussion on Adjusted Net Revenue, above.
•Accelerated amortization of PWIT debt issuance costs: See discussion on Adjusted Net Revenue, above.
•Interest expense on Term Loan: We incur interest expense on the Term Loan, which is more fully described in Note 11 of the accompanying consolidated financial statements. Proceeds from the Term Loan are used to fund the operations of the business at our discretion, within certain limitations. This may include, but is not limited to, making investments in our Credit Card product or meeting operational obligations. We exclude the Term Loan interest expense, as it is based on the overall financing structure of PMI. This differs from Interest Expense on Financial Instruments (part of Total Net Revenues), as the proceeds from those instruments are used exclusively for the purposes of purchasing loans on our marketplace and Credit Card receivables through the underlying warehouse and securitization transactions.
The following table presents a reconciliation of Net Income (Loss) to Adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024
Net Income	$50,375	$22,295
Depreciation expense:
Servicing and Origination	2,679	2,392
General and Administration - Other	268	488
Amortization of Intangibles	—	20
Stock-Based Compensation	327	392
Change in the Fair Value of Convertible Preferred Stock Warrants	(57,226)	(27,724)
Impact of Interest Rates on Fair Value of Loans Held in Consolidated Trusts	(726)	2,067
Interest Income on Cash and Cash Equivalents	(668)	(875)
Interest Expense on Term Loan	3,076	3,220
Accelerated Amortization of PWIT Debt Issuance Costs	—	733
Income Tax Expense	28	26
Adjusted EBITDA	$(1,867)	$3,034
The decrease in Adjusted EBITDA for the three months ended March 31, 2025, as compared to the corresponding period in 2024, was primarily due to increased fair value losses year-over-year, particularly related to the Credit Card product, as discussed above, as well as increased incentives provided to whole loan investors. These increases were partially offset by increased Transaction Fees, Net from higher personal loan originations and the revised WebBank transaction fee schedule, as well as increased Total Interest Income (Expense), Net, primarily from the PMCC 2024-1 transaction that closed in November 2024.
Expenses on the condensed consolidated statements of operations include the following amounts of stock-based compensation expense for the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
Origination and Servicing	$28	$19
Sales and Marketing	16	113
General and Administrative	283	260
Total Stock-Based Compensation Expense	$327	$392
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

	Three Months Ended March 31,
	2025	2024	Change	% Change
Segment Net Revenues
Personal Loan	$40,465	$30,968	$9,497	31%
Home Equity	274	297	(23)	(8)%
Credit Card	1,925	12,228	(10,303)	(84)%
Subtotal - Reportable Segments	$42,664	$43,493	$(829)	(2)%

Segment Adjusted Net Revenue
Personal Loan	$39,739	$33,768	$5,971	18%
Home Equity	274	297	(23)	(8)%
Credit Card	1,925	12,228	(10,303)	(84)%
Subtotal - Reportable Segments	$41,938	$46,293	$(4,355)	(9)%

Segment Adjusted EBITDA
Personal Loan	$3,751	$(1,018)	$4,769	n/m
Home Equity	(87)	44	(131)	n/m
Credit Card	(5,531)	4,008	(9,539)	n/m
Subtotal - Reportable Segments	$(1,867)	$3,034	$(4,901)	(162)%
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

Personal Loan
For the three months ended March 31, 2025, Personal Loan segment net revenues increased $9.5 million, or 31%, as compared to the corresponding period in 2024, primarily as a result of (a) a $9.2 million increase in Transaction Fees, Net, due to the impact from higher personal loan origination volume during this time, as well as the revised WebBank transaction fee schedule starting in in June 2024; (b) a $2.4 million increase in net revenues from Change in Fair Value of Financial Instruments related to Borrower Loans, Loans Held for Sale and Notes, as described above; (c) a $1.6 million increase in Servicing Fees, Net, due primarily to the year-over-year increase in net collections and debt sale fees, partially offset by the decrease in personal loan servicing revenues, as discussed above; and (d) a $0.7 million increase in Other Revenues, due to additional credit referral fees generated from our partners. These increases were partially offset by (e) a $3.1 million decrease in net revenues from Loss on Sale of Borrower Loans, due primarily to an increase in incentives provided to our investors year-over-year; and (f) a $1.3 million decrease in Total Interest Income (Expense), Net, due primarily to the decrease in the average outstanding principal balance of loans held in consolidated warehouse and securitization trusts.
Segment Adjusted Net Revenue associated with the Personal Loan segment increased $6.0 million for the three months ended March 31, 2025, as compared to the corresponding period in 2024. This is reflective of the same factors that drove the increase in net revenues discussed above, excluding the impact of (a) interest rates on the fair value of loans held in consolidated trusts, and (b) accelerated recognition of debt issuance costs upon the termination of the PWIT Warehouse Line in March 2024.
Adjusted EBITDA associated with the Personal Loan segment increased $4.8 million for the three months ended March 31, 2025, respectively, as compared to the corresponding period in 2024. This increase is primarily reflective of the same factors that drove the increase in net revenues and Adjusted Net Revenue discussed above, partially offset by a $1.2 million increase in segment operating expenses year-over-year, including marketing, personnel and software licenses and subscriptions costs, consistent with the increase in personal loan originations during this time.
Home Equity
Home Equity segment net revenues and segment Adjusted Net Revenue remained flat year-over-year. Home Equity segment net revenues consist of broker fees from our lending partners, and Adjusted EBITDA is reflective of these net revenues, offset by operating expenses. Home Equity segment operating expenses increased $0.1 million for the three months ended March 31, 2025, as compared to the same period in 2024, as we reduced capitalized costs year-over-year related to the development of the Home Equity products.
Credit Card
For the three months ended March 31, 2025, Credit Card segment net revenues and Segment Adjusted Net Revenues decreased $10.3 million, or 84%, as compared to the corresponding period in 2024, primarily as a result of a $14.9 million decrease in net revenues from Change in Fair Value of Financial Instruments, related to both the Credit Card Derivative and Receivable from Credit Card Partner, as discussed above. Generally, this increase in fair value losses is reflective of lower growth rates within the underlying Credit Card portfolio, as well as increased charge-offs and estimated loss rates. Between the Credit Card Derivative and Receivable from Credit Card Partner, the impact of fair value changes related to estimated future cash flows accounted for approximately $13.1 million of this decrease, while the impact of realized transactions accounted for approximately $1.8 million of the decrease. The impact from Change in Fair Value of Financial Instruments, was partially offset by a $5.0 million increase in Total Interest Income (Expense), Net, from the Credit Card receivables that are now effectively consolidated on our balance sheet through the Receivable from Credit Card Partner, less the interest expense on the related Notes Issued by Securitization Trust. Finally, Servicing Fees, Net, related to the Credit Card segment decreased approximately $0.5 million year-over-year, as the percentage of the Credit Card portfolio designated as Coastal Allocations (from which we earn servicing revenue) was reduced from 10% to 5% starting April 1, 2024.
Adjusted EBITDA associated with the Credit Card segment decreased $9.5 million for the three months ended March 31, 2025, as compared to the corresponding period in 2024, which is reflective of the decreases in net revenues and Adjusted Net Revenues discussed above, partially offset by a $0.8 million decrease in segment operating expenses, primarily driven by reduced marketing costs, partially offset by increased personnel costs.
LIQUIDITY AND CAPITAL RESOURCES
We have incurred operating losses in prior periods and may continue to incur net losses in the future. For the three months ended March 31, 2025 and 2024, we recognized net income of $50.4 million and $22.3 million, respectively, though this includes the impact from Change in Fair Value of Convertible Preferred Stock Warrants, a non-cash item. Additionally, from our inception through March 31, 2025, we have an accumulated deficit of $593.8 million.

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
The following table summarizes our cash flow activities for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Net Income	$50,375	$22,295

Net Cash Provided by Operating Activities	66,072	44,679
Net Cash Provided by (Used in) Investing Activities	662	(6,092)
Net Cash Used in Financing Activities	(43,035)	(54,652)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	23,699	(16,065)
Cash, Cash Equivalents and Restricted Cash at the beginning of the period	145,087	155,268
Cash, Cash Equivalents and Restricted Cash at the end of the period	$168,786	$139,203
Cash, Cash Equivalents and Restricted Cash increased by $23.7 million for the three months ended March 31, 2025, based on the following components:
Operating Activities: $66.1 million in cash was provided by operating activities, due to (a) $32.7 million in net proceeds from Loans Held for Sale, including securitized Borrower Loans that were previously classified as Loans Held for Sale, (b) $23.5 million in cash provided from working capital, primarily due to the timing of payments to investors and third-party vendors, and (c) $9.9 million in net income, net of non-cash items.
Investing Activities: $0.7 million in cash was provided by investing activities, due to (a) $47.8 million from principal payments and sales of Borrower Loans and (b) $20.3 million from principal payments on Credit Card receivables included in the Receivable from Credit Card Partner, partially offset by (c) $42.9 million in purchases of Borrower Loans, (d) $21.2 million in payments for the transfer of Credit Card receivables from our Credit Card Partner and (e) $3.3 million in purchases of property and equipment, primarily consisting of internal-use software.
Financing Activities: $43.0 million in cash was used in financing activities, due primarily to (a) $34.8 million in payments on Notes Issued by Securitization Trust, (b) $5.7 million in payments, net of proceeds, on Notes, at Fair Value and (c) a $2.5 million repayment on our Term Loan.
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
Financing Activities: $54.7 million in cash was provided by financing activities, due primarily to (a) $129.4 million paid for the extinguishment of principal on the PWIT Warehouse Line, (b) $28.6 million in principal payments on the PWIT Warehouse Line and (c) $1.7 million in debt issuance costs related to the PMIT 2024-1 securitization executed in March 2024, partially offset by (d) $105.3 million in proceeds, net of payments, from the issuance of our securitization notes.

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
Off-Balance Sheet Arrangements
As a result of retaining servicing rights on the sale of Borrower Loans, we are an interest holder in certain special purpose entities that purchase these Borrower Loans. None of these special purpose entities are consolidated as we are not the primary beneficiary. Other than these special purpose entities, as of March 31, 2025, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements or other purposes.
CRITICAL ACCOUNTING POLICIES
Certain of Prosper's accounting policies that involve a higher degree of judgment and complexity are discussed in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in Prosper’s Annual Report on Form 10-K for the year ended December 31, 2024. There have been no changes to our critical accounting estimates during the first three months of 2025.

PROSPER FUNDING LLC
Overview
Prosper Funding LLC (“PFL”)was formed in the state of Delaware in February 2012 as a limited liability company with PMI as its sole equity member. PFL was formed by PMI to hold Borrower Loans originated through the Note Channel and issue related Notes. Although PFL is consolidated with PMI for accounting and tax purposes, PFL has been organized and is operated in a manner that is intended to minimize the likelihood that it would be substantively consolidated with PMI in a bankruptcy proceeding. PFL’s intention is to minimize the likelihood that its assets would be subject to claims by PMI’s creditors if PMI were to file for bankruptcy, as well as to minimize the likelihood that PFL will become subject to bankruptcy proceedings directly. PFL seeks to achieve this by placing certain restrictions on its activities and by implementing certain formal procedures designed to expressly reinforce its status as a distinct corporate entity from PMI.
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
Results of Operations
Overview
The following tables summarize Prosper Funding’s net (loss) income for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Total Net Revenues	$16,164	$14,830	$1,334	9%
Total Expenses	19,813	18,014	1,799	10%
Net Loss	$(3,649)	$(3,184)	$(465)	(15)%
Total net revenues for the three months ended March 31, 2025 increased $1.3 million, or 9%, from the three months ended March 31, 2024, primarily due to an increase in Servicing Fees, Net generally related to increased collection fees, net of collection agency expenses. There were also additional gains on the sale of borrower loans due to the increase in personal loan originations in the first quarter of 2025, as compared to the same period in 2024. Under the terms of the Administration Agreement between PFL and PMI, incentives provided to whole loan investors, which are recorded in Loss on Sale of Borrower Loans, are billed back to PMI through the Administration Fee Revenue - Related Party. As a result, fluctuations in these incentives do not have a direct impact on net revenues.
Total expenses for the three months ended March 31, 2025 increased $1.8 million, or 10%, from the three months ended March 31, 2024, largely due to a $1.7 million increase in administration fees resulting primarily from an increase in estimated transaction fee refunds following a revision to our pricing schedule with WebBank in June 2024. This increase was partially offset by a decrease in administration fee expense, due to a reduction in the number of loans funded on the platform and servicing fees collected.
Revenues
The following tables summarize PFL’s revenue for the three months ended March 31, 2025 and 2024 (in thousands, except percentages):

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Revenues:
Operating Revenues:
Administration Fee Revenue – Related Party	$21,878	$18,522	$3,356	18%
Servicing Fees, Net	7,678	6,508	1,170	18%
Loss on Sale of Borrower Loans	(13,576)	(10,504)	(3,072)	(29)%
Other Revenues	78	182	(104)	(57)%
Total Operating Revenues	16,058	14,708	1,350	9%
Interest Income on Borrower Loans	11,307	12,919	(1,612)	(12)%
Interest Expense on Notes	(10,555)	(12,111)	1,556	13%
Net Interest Income	752	808	(56)	(7)%
Change in Fair Value of Financial Instruments, Net	(646)	(686)	40	6%
Total Net Revenue	$16,164	$14,830	$1,334	9%
Administration Fee Revenue – Related Party
We primarily generate revenues through license fees we earn under our Administration Agreement with PMI. The Administration Agreement contains a license we grant to PMI that entitles PMI to use the marketplace for, and in relation to: (i) PMI’s performance of its duties and obligations under the Administration Agreement, and (ii) PMI’s performance of its duties and obligations to WebBank under the Loan Account Program Agreement. The Administration Agreement requires PMI to pay us a monthly license fee that is partially based on the number of personal loan listings posted on the marketplace in that month, as well as a fee based on incentives provided to investors to incentivize the purchase of Borrower Loans from PFL. The increase in Administrative Fee Revenue – Related Party of $3.4 million for the three months ended March 31, 2025, as compared to the corresponding period in 2024, is primarily due to increased reimbursements received from PMI for incentives provided to whole loan investors, which accounted for all but an immaterial amount of this year-over-year increase.
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
The increase in Servicing Fees, Net of $1.2 million for the three months ended March 31, 2025, as compared to the corresponding period in 2024, is largely due to a combined $2.1 million increase in net collections and debt sale fees, as we continue to enhance our Borrower Loan recovery efforts, which includes entering into more settlement agreements with borrowers. This increase was partially offset by a $0.8 million decrease in servicing revenue from servicing fees collected and amortization of the Servicing Asset. This is primarily reflective of the continued seasoning of the underlying servicing book.
Loss on Sale of Borrower Loans
Loss on Sale of Borrower Loans consists primarily of incentives provided to investors at the time Borrower Loans are sold through the Whole Loan Channel, net of any gains recognized on those sales, primarily due to the recognition of additional Servicing Assets. Since 2022, due to market volatility and incentives offered by competitors, we started providing additional incentives to our whole loan investors. For the three months ended March 31, 2025, these incentives increased $3.4 million from the corresponding period in the prior year, accounting for most of the year-over-year increase. As discussed above, PFL is reimbursed for these incentives by PMI through the Administration Fee Revenue – Related Party account. This increase to the loss was partially offset by gains from the volume of whole loans sold during this time, resulting from higher personal loan originations.

Other Revenues

Other Revenues has historically consisted primarily of miscellaneous fees, including incentive fees earned from partner companies through our incentive programs, or securitization fees earned from sponsoring securitization transactions with loans from our marketplace. We also record changes to the reserve for the repurchase of Borrower Loans in Other Revenues. The decrease in Other Revenues for the three months ended March 31, 2025, as compared to the corresponding period in 2024, was not significant.
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
Overall, the decrease in Net Interest Income for the three months ended March 31, 2025, as compared to the corresponding period in 2024, was not significant, but is reflective of the decrease in the outstanding principal balance of Borrower Loans and Notes year-over-year.
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
The following table summarizes the fair value adjustments for the three month periods ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Borrower Loans	(5,171)	(5,558)
Notes	4,525	4,872
Total	$(646)	$(686)
The losses recognized for the three months ended March 31, 2025, and 2024, were primarily due to the timing of borrower payments close to quarter-end, which were not yet applied against the related Notes. Other fair value changes were generally not material, which is consistent with the borrower payment-dependent structure described above. The decrease in the loss year-over-year was not significant.
Expenses
The following table summarizes our expenses for the three month periods ended March 31, 2025 and 2024 (in thousands, except percentages):

	Three Months Ended March 31,
	2025	2024	Change	% Change
Expenses:
Administration Fee – Related Party	$17,808	$16,128	$1,680	10%
Servicing and Other, Net	2,005	1,886	119	6%
Total Expenses	$19,813	$18,014	$1,799	10%
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
The increase in Administration Fee – Related Party expense of $1.7 million for the three months ended March 31, 2025, as compared to the same period in the prior year, is primarily reflective of a $2.0 million increase in the refund liability for transaction fees above 5%, as the total of refundable origination fees continues to grow since we made the revisions to the WebBank pricing schedule referenced above. This increase was partially offset by a $0.3 million decrease in administration fee expense due to a year-over-year decrease in loans funded and servicing fees collected, for which we are billed by PMI.
Servicing and Other, Net
Servicing costs consist primarily of vendor and borrower costs, as well as depreciation of internal-use software associated with servicing Borrower Loans. Other items consist primarily of interest income earned on cash invested on our platform, as well as bank service charges and professional fees. The increase in Servicing and Other, Net for the three months ended March 31, 2025, as compared to the corresponding period in 2024, was not significant.

LIQUIDITY AND CAPITAL RESOURCES
We anticipate that our available funds and cash flow from operations will be sufficient to meet our operational cash needs for at least the next 12 months.
The following table summarizes our cash flow activities for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Net Loss	$(3,649)	$(3,184)

Net Cash Provided by (Used in) Operating Activities	23,768	(9,850)
Net Cash Provided by (Used in) Investing Activities	2,383	(5,090)
Net Cash Used in Financing Activities	(5,725)	(217)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	20,426	(15,157)
Cash, Cash Equivalents and Restricted Cash at the beginning of the period	96,740	97,039
Cash, Cash Equivalents and Restricted Cash at the end of the period	$117,166	$81,882
Cash, Cash Equivalents and Restricted Cash increased $20.4 million for the three months ended March 31, 2025, based on the following components:
Operating Activities: $23.8 million was provided by operating activities, driven by cash provided by working capital of $24.4 million, primarily due to the timing of payments to PMI and investors, partially offset by net loss, net of non-cash adjustments of $0.7 million.
Investing Activities: $2.4 million was provided in investing activities, due to $47.8 million of principal payments from Borrower Loans, partially offset by $42.9 million in purchases of Borrower Loans and $2.5 million in purchases of property and equipment.
Financing Activities: $5.7 million was used in financing activities, due to $47.9 million in payments for Notes, at Fair Value, partially offset by $42.1 million in proceeds from the issuance of Notes, at Fair Value.
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

Financing Activities: $0.2 million was used in financing activities, due to $49.8 million in payments for Notes, at Fair Value, partially offset by $49.6 million in proceeds from the issuance of Notes, at Fair Value..
Income Taxes
We incurred no income tax expense for the three months ended March 31, 2025 and 2024. We are a US disregarded entity for income tax purposes and our income and loss is included in the return of our parent, PMI. Given PMI’s history of taxable losses, it is difficult to accurately forecast how Prosper’s and our results will be affected by the realization and use of net operating loss carry forwards.
Off-Balance Sheet Arrangements
As a result of retaining servicing rights on the sale of Borrower Loans, we are a variable interest holder in certain special purposes entities that purchase these Borrower Loans. None of these special interest entities are consolidated as we are not the primary beneficiary. Otherwise as of March 31, 2025, we have not engaged in any off-balance sheet financing activities.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND INTEREST RATE RISK
PROSPER MARKETPLACE, INC.
Market Risk
Market risk is the risk of loss to future earnings, values, or future cash flows that may result from changes in financial market prices and interest rates.
Through our securitization trusts (formed in September 2023 and March 2024) we hold Borrower Loans. Changes in U.S. interest rates affect the market value of these Borrower Loans on our balance sheet. Our future investment income may fall short of expectations, or we may suffer a loss in principal if we are forced to sell Borrower Loans that have declined in market value due to changes in interest rates, loss assumptions or overall market conditions. Interest rate increases may increase the risks of our investments in Borrower Loans through our securitization trusts, and additional fluctuations in interest rates may exacerbate such risks. Changes in the market value of Borrower Loans are recorded on the consolidated statements of operations. The fair value of Borrower Loans held in consolidated securitization trusts was $140.0 million as of March 31, 2025.
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
We had cash and cash equivalents of $31.7 million and $30.3 million as of March 31, 2025, and December 31, 2024, respectively. These amounts were held in various unrestricted deposits with highly rated financial institutions and short-term, highly liquid marketable securities which may include money market funds, U.S. Treasury securities, and U.S. agency securities. Cash and Cash Equivalents are held for working capital purposes. Due to their short-term nature, we believe that we do not have any material exposure to changes in the fair value of these liquid investments as a result of changes in interest rates. Decreases in short-term interest rates will moderately reduce interest income on these Cash and Cash Equivalents. Increases in short-term interest rates will moderately increase the interest income earned on the Cash and Cash Equivalents.
Interest Rate Sensitivity
As more fully described in Note 8, Fair Value of Assets and Liabilities, of Prosper's condensed consolidated financial statements attached to this Quarterly Report on Form 10-Q, the fair value of Borrower Loans is $415.4 million as of March 31, 2025, determined using a weighted-average discount rate of 6.97%. The combined fair value of Borrower Loans and Loans Held for Sale was $461.8 million as of December 31, 2024, determined using a weighted-average discount rate of 7.72%. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $3.7 million and $4.2 million in the fair value of PMI’s investment in Borrower Loans and Loans Held for Sale as of March 31, 2025, and December 31, 2024, respectively. A hypothetical 100 basis point decrease in interest rates would result in an increase of $3.8 million and $4.3 million in the fair value of our investment in Borrower Loans and Loans Held for Sale as of March 31, 2025, and December 31, 2024, respectively. Any realized or unrealized gains or losses resulting from such interest rate change would be recorded in our statement of operations so long as we hold these Borrower Loans and Loans Held for Sale on our balance sheet.
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
Prosper Funding had Cash and Cash Equivalents of $2.6 million and $2.8 million as of March 31, 2025 and December 31, 2024, respectively. These amounts were held in various unrestricted deposits with highly rated financial institutions and short term, highly liquid marketable securities which may include money market funds, U.S. treasury securities and U.S. agency securities. Cash and cash equivalents are held for working capital purposes. Due to their short-term nature, Prosper Funding believes that it does not have any material exposure to changes in the fair value of these liquid investments as a result of changes in interest rates. Decreases in short-term interest rates will moderately reduce interest income on these cash and cash equivalents, while increases in short-term interest rates will moderately increase the interest income earned on these cash and cash equivalent balances.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Registrants’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are designed to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the SEC, and that such information is accumulated and communicated to management, including to each Registrant’s Principal Executive Officer (PEO) and Principal Financial Officer (PFO), to allow timely decisions regarding required disclosures. The management of each Registrant, with the participation of such Registrant’s PEO and PFO, has evaluated the effectiveness of such Registrant’s disclosure controls and procedures as of March 31, 2025. Based on this evaluation, each Registrant’s PEO and PFO have concluded that these disclosure controls and procedures were effective as of March 31, 2025.
Changes in Internal Control Over Financial Reporting
There were no changes in either Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, either Registrant’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
This Item should be read in conjunction with the disclosures contained in Part I, Item 3, “Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2024.
Item 1A. Risk Factors
You should carefully consider all information in this Quarterly Report on Form 10-Q, including the condensed consolidated financial statements and related notes, and the risks described in Part I, Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
PMI – None.
PFL – Information for this Item is not required for PFL because it meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q; PFL is therefore filing this Form with the reduced disclosure format.
Item 3. Defaults upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
On May 14, 2025, PMI entered into a Change in Control Severance Agreement (the “Severance Agreement”) with Edward R. Buell, PMI’s General Counsel and Chief Compliance Officer. Under the Severance Agreement, Mr. Buell would be entitled to the following in the event that his employment is terminated by PMI or its successor without cause or by Mr. Buell for good reason and such termination occurs within 24 months following a change in control of PMI: (i) a lump sum severance payment equal to one year base salary; (ii) any unpaid annual bonus and long-term cash incentive award for the year(s) preceding the year of termination; (iii) continued coverage for Mr. Buell and his eligible dependents pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA”), for 12 months, unless such coverage is earlier terminated in accordance with the terms of the Severance Agreement; (iv) his target annual bonus for the year of termination; and (v) his target long-term cash incentive payment for the year of termination. Receipt of these severance benefits is conditioned on the officer’s signing a release of claims in favor of PMI or its successor, as applicable, and subject to certain tenure requirements as set forth in the Severance Agreement.
The foregoing description of the executed Severance Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Form of Change in Control Severance Agreement, which is filed as an exhibit hereto and is incorporated herein by reference.
Item 6. Exhibits
The exhibits listed on the Exhibit Index are filed or incorporated by reference as a part of this report and such Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1	Form of Prosper Marketplace, Inc. Change in Control Severance Agreement (1)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PMI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 (1)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PMI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 (1)

31.3	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PFL’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 (1)

31.4	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PFL’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 (1)

32.1
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to PMI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 (1)

32.2
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to PFL’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 (1)

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

PROSPER MARKETPLACE, INC.
PROSPER FUNDING LLC

May 14, 2025	/s/ David Kimball
David Kimball
Chief Executive Officer of Prosper Marketplace, Inc.
Chief Executive Officer of Prosper Funding LLC
(Principal Executive Officer)

May 14, 2025	/s/ Usama Ashraf
Usama Ashraf
President and Chief Financial Officer of Prosper Marketplace, Inc.
President, Chief Financial Officer and Treasurer of Prosper Funding LLC
(Principal Financial Officer)