Form 10-Q
period 2025-06-30
PROSPER MARKETPLACE, INC; Prosper Funding LLC
filed 2025-08-14
CIK 1416265, 1542574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

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
As of August 12, 2025, there were 78,038,013 shares of Prosper Marketplace, Inc. common stock outstanding. Prosper Funding LLC does not have any common stock outstanding.
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

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Prosper Marketplace, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except for share and per share amounts)

	June 30, 2025	December 31, 2024
Assets:
Cash and Cash Equivalents	$38,154	$30,334
Restricted Cash (1)	129,522	114,753
Accounts Receivable	9,784	7,545
Borrower Loans, at Fair Value	376,294	461,785
Receivable from Credit Card Partner, at Fair Value (1)	102,491	104,153
Property and Equipment, Net	45,527	44,273
Prepaid and Other Assets (1)	26,150	25,362
Credit Card Derivative	36,443	38,739
Servicing Assets	14,438	13,718
Goodwill	36,368	36,368
Total Assets	$815,171	$877,030
Liabilities, Convertible Preferred Stock and Stockholders' Deficit:
Accounts Payable and Accrued Liabilities	$70,884	$58,558
Payable to Investors	110,756	91,945
Notes, at Fair Value	264,001	283,030
Notes Issued by Securitization Trust (1)	194,000	258,960
Term Loan	69,301	73,857
Other Liabilities	33,654	33,749
Convertible Preferred Stock Warrant Liability	263,382	261,249
Total Liabilities	$1,005,978	$1,061,348
Commitments and Contingencies (Note 17)
Convertible Preferred Stock – $0.01 par value; 444,760,848 shares authorized as of June 30, 2025 and December 31, 2024; 209,613,570 issued and outstanding as of June 30, 2025 and December 31, 2024. Aggregate liquidation preference of $370,456 as of June 30, 2025 and December 31, 2024.	$322,748	$322,748
Less: Convertible Preferred Stock Held by Consolidated VIE (Note 13), 51,247,915 shares issued and outstanding as of June 30, 2025 and December 31, 2024	(2,381)	(2,381)
Stockholders' Deficit:
Common Stock – $0.01 par value; 625,000,000 shares authorized; 78,719,490 shares issued and 77,783,555 shares outstanding, as of June 30, 2025; 78,401,384 shares issued and 77,465,449 shares outstanding, as of December 31, 2024	303	300
Additional Paid-In Capital	163,503	162,643
Less: Treasury Stock	(23,417)	(23,417)
Accumulated Deficit	(651,563)	(644,211)
Total Stockholders' Deficit	$(511,174)	$(504,685)
Total Liabilities, Convertible Preferred Stock and Stockholders' Deficit	$815,171	$877,030
(1) Includes amounts in consolidated variable interest entities (“VIEs”) presented separately in the table below.

The following table presents the assets and liabilities of consolidated VIEs, which are included in the condensed consolidated balance sheets above. The assets in the table below may only be used to settle obligations of consolidated VIEs and are in excess of those obligations. Additionally, the assets and liabilities in the table below include third-party assets and liabilities of consolidated VIEs only and exclude intercompany balances that eliminate in consolidation. Refer to Note 7, Securitizations, and Note 11, Debt, within the notes to the condensed consolidated financial statements for additional information.

	June 30, 2025	December 31, 2024
Assets of consolidated VIEs, included in total assets above:
Restricted Cash	$15,767	$17,961
Accounts Receivable	1,234	1,019
Borrower Loans, at Fair Value	109,617	176,208
Receivable from Credit Card Partner, at Fair Value	102,491	104,153
Total assets of consolidated VIEs	$229,109	$299,341
Liabilities of consolidated VIEs, included in total liabilities above:
Notes Issued by Securitization Trust	$194,000	$258,960
Other Liabilities	1,965	1,570
Total liabilities of consolidated VIEs	$195,965	$260,530
The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Marketplace, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except for share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Operating Revenues:
Transaction Fees, Net	$61,252	$40,865	$113,330	$83,836
Servicing Fees, Net	7,385	4,297	14,742	10,579
Loss on Sale of Borrower Loans	(15,671)	(8,436)	(29,247)	(18,940)
Other Revenues	2,807	1,690	4,996	3,056
Total Operating Revenues	55,773	38,416	103,821	78,531
Interest Income (Expense):
Interest Income on Financial Instruments	21,066	22,106	44,367	46,342
Interest Expense on Financial Instruments	(15,432)	(18,436)	(31,761)	(39,461)
Total Interest Income, Net	5,634	3,670	12,606	6,881
Change in Fair Value of Financial Instruments	(9,757)	(11,906)	(22,113)	(11,739)
Total Net Revenue	51,650	30,180	94,314	73,673
Expenses:
Origination and Servicing	11,967	11,013	23,642	22,946
Sales and Marketing	14,517	11,773	27,949	25,816
General and Administrative	21,386	16,151	43,480	36,841
Change in Fair Value of Convertible Preferred Stock Warrants	59,359	(10,664)	2,133	(38,388)
Interest Expense on Term Loan	2,979	3,259	6,055	6,479
Other Income, Net	(859)	(913)	(1,649)	(1,903)
Total Expenses	109,349	30,619	101,610	51,791
Net (Loss) Income Before Taxes	(57,699)	(439)	(7,296)	21,882
Income Tax Expense	(28)	(26)	(56)	(52)
Net (Loss) Income	$(57,727)	$(465)	$(7,352)	$21,830
Less: Net Income Allocated to Participating Securities	—	—	—	(14,392)
Net (Loss) Income Attributable to Common Stockholders	$(57,727)	$(465)	$(7,352)	$7,438
Net (Loss) Income Per Share – Basic	$(0.74)	$(0.01)	$(0.09)	$0.10
Net (Loss) Income Per Share – Diluted	$(0.74)	$(0.01)	$(0.09)	$0.02
Weighted Average Shares – Basic	77,698,227	77,195,947	77,603,124	77,133,397
Weighted Average Shares – Diluted	77,698,227	77,195,947	77,603,124	339,860,361
The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Marketplace, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit (Unaudited)
(in thousands, except for share amounts)

	Convertible Preferred Stock		Convertible Preferred Stock Held by Consolidated VIE		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2025	209,613,570	322,748	(51,247,915)	(2,381)	82,642,684	300	(5,177,235)	(23,417)	162,643	(644,211)	(504,685)
Exercise of vested stock options	—	—	—	—	318,106	3	—	—	14	—	17
Stock-based compensation expense	—	—	—	—	—	—	—	—	846	—	846
Net loss	—	—	—	—	—	—	—	—	—	(7,352)	(7,352)
Balance as of June 30, 2025	209,613,570	$322,748	(51,247,915)	$(2,381)	82,960,790	$303	(5,177,235)	$(23,417)	$163,503	$(651,563)	$(511,174)

	Convertible Preferred Stock		Convertible Preferred Stock Held by Consolidated VIE		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2024	209,613,570	322,748	(51,247,915)	(2,381)	82,102,629	293	(5,177,235)	(23,417)	160,709	(590,132)	(452,547)
Exercise of vested stock options	—	—	—	—	274,238	4	—	—	6	—	10
Stock-based compensation expense	—	—	—	—	—	—	—	—	953	—	953
Net income	—	—	—	—	—	—	—	—	—	21,830	21,830
Balance as of June 30, 2024	209,613,570	$322,748	(51,247,915)	(2,381)	82,376,867	$297	(5,177,235)	$(23,417)	$161,668	$(568,302)	$(429,754)

	Convertible Preferred Stock		Convertible Preferred Stock Held by Consolidated VIE		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2025	209,613,570	322,748	(51,247,915)	(2,381)	82,642,684	300	(5,177,235)	(23,417)	162,643	(644,211)	(504,685)
Exercise of vested stock options	—	—	—	—	127,206	1	—	—	6	—	7
Stock-based compensation expense	—	—	—	—	—	—	—	—	416	—	416
Net income	—	—	—	—	—	—	—	—	—	50,375	50,375
Balance as of March 31, 2025	209,613,570	322,748	(51,247,915)	(2,381)	82,769,890	301	(5,177,235)	(23,417)	163,065	(593,836)	(453,887)
Exercise of vested stock options	—	—	—	—	190,900	2	—	—	8	—	10
Stock-based compensation expense	—	—	—	—	—	—	—	—	430	—	430
Net loss	—	—	—	—	—	—	—	—	—	(57,727)	(57,727)
Balance as of June 30, 2025	209,613,570	322,748	(51,247,915)	(2,381)	82,960,790	303	(5,177,235)	(23,417)	163,503	(651,563)	(511,174)

	Convertible Preferred Stock		Convertible Preferred Stock Held by Consolidated VIE		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2024	209,613,570	322,748	(51,247,915)	(2,381)	82,102,629	293	(5,177,235)	(23,417)	160,709	(590,132)	(452,547)
Exercise of vested stock options	—	—	—	—	251,559	3	—	—	5	—	8
Stock-based compensation expense	—	—	—	—	—	—	—	—	461	—	461
Net income	—	—	—	—	—	—	—	—	—	22,295	22,295
Balance as of March 31, 2024	209,613,570	322,748	(51,247,915)	(2,381)	82,354,188	296	(5,177,235)	(23,417)	161,175	(567,837)	(429,783)
Exercise of vested stock options	—	—	—	—	22,679	1	—	—	1	—	2
Stock-based compensation expense	—	—	—	—	—	—	—	—	492	—	492
Net loss	—	—	—	—	—	—	—	—	—	(465)	(465)
Balance as of June 30, 2024	209,613,570	322,748	(51,247,915)	(2,381)	82,376,867	297	(5,177,235)	(23,417)	161,668	(568,302)	(429,754)
The accompanying notes are an integral part of these consolidated financial statements.

Prosper Marketplace, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from Operating Activities:
Net (Loss) Income	$(7,352)	$21,830
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Change in Fair Value of Financial Instruments	22,113	11,739
Depreciation and Amortization	5,964	5,570
Amortization of Operating Lease Right-of-use Asset	1,020	1,293
Gain on Sale of Borrower Loans	(6,185)	(5,113)
Change in Fair Value of Servicing Rights	4,483	4,437
Stock-Based Compensation Expense	676	809
Change in Fair Value of Convertible Preferred Stock Warrants	2,133	(38,388)
Amortization of Debt Discount and Debt Issuance Costs	1,612	2,593
Accrual of Payment-in-kind Interest on Term Loan	—	765
Other, Net	372	1,240
Changes in Operating Assets and Liabilities:
Purchase of Loans Held for Sale at Fair Value	(1,194,264)	(959,163)
Proceeds from Sales and Principal Payments of Loans Held for Sale at Fair Value	1,254,924	1,059,542
Accounts Receivable	(2,239)	(1,148)
Prepaid and Other Assets	(813)	(7,849)
Credit Card Derivative	(7,351)	(5,618)
Accounts Payable and Accrued Liabilities	10,804	13,879
Payable to Investors	18,810	4,912
Other Liabilities	929	727
Interest payable	(212)	(2,164)
Net Cash Provided by Operating Activities	105,424	109,893
Cash Flows from Investing Activities:
Purchase of Borrower Loans Held at Fair Value	(85,833)	(96,114)
Proceeds from Sales and Principal Payments of Borrower Loans Held at Fair Value	95,670	99,799
Purchases of Credit Card Receivables from Credit Card Partner	(39,249)	—
Principal Payments on Credit Card Receivable from Credit Card Partner	34,198	—
Purchases of Property and Equipment	(6,524)	(8,114)
Net Cash Used in Investing Activities	(1,738)	(4,429)
Cash Flows from Financing Activities:
Proceeds from Issuance of Notes Held at Fair Value	84,582	96,008
Payments of Notes Held at Fair Value	(94,781)	(98,771)
Principal Payments on Notes Issued by Securitization Trust	(65,915)	(87,540)
Proceeds from Issuance of Securitized Notes (Note 7)	—	136,472
Principal Payments on Warehouse Lines	—	(28,601)
Principal Payments on Term Loan	(5,000)	—
Extinguishment of PWIT Warehouse Line (Note 11)	—	(129,441)
Payments of Debt Issuance Costs	—	(1,698)
Proceeds from Exercises of Stock Options	17	10
Net Cash Used in Financing Activities	(81,097)	(113,561)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	22,589	(8,097)
Cash, Cash Equivalents and Restricted Cash at Beginning of the Period	145,087	155,268

	Six Months Ended June 30,
	2025	2024
Cash, Cash Equivalents and Restricted Cash at End of the Period	$167,676	$147,171

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$37,206	$45,095
Cash Paid for Income Taxes	365	—
Cash Paid for Operating Leases Included in the Measurement of Lease Liabilities	2,148	1,925
Non-Cash Investing Activity - Accrual for Property and Equipment, Net	4,070	1,818
Non-Cash Financing Activity - Accrual for Debt Issuance Costs	—	350
Non-Cash Financing Activity - Accrual for Term Loan Fees	—	750

Reconciliation to Amounts on Condensed Consolidated Balance Sheets:
Cash and Cash Equivalents	$38,154	$26,667
Restricted Cash	129,522	120,504
Total Cash, Cash Equivalents and Restricted Cash	$167,676	$147,171
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
PMI did not have any items of other comprehensive income or loss for any of the periods presented in the condensed consolidated financial statements as of and for the six months ended June 30, 2025 and 2024.
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
2. Summary of Significant Accounting Policies
Prosper’s significant accounting policies are included in Note 2, Summary of Significant Accounting Policies, in Prosper’s Annual Report on Form 10-K for the year ended December 31, 2024. There have been no changes to these accounting policies during the first six months of 2025.
Fair Value Measurements
Financial instruments measured at fair value consist principally of Borrower Loans and Notes (Notes 4 and 7), Loans Held for Sale (Note 4), Servicing Assets (Note 6), Receivable from Credit Card Partner (Notes 5 and 7), Credit Card Derivative and servicing obligation (Note 5), Loan Trailing Fee Liabilities (Note 10), Debt (Note 11) and Convertible Preferred Stock Warrant Liability (Note 13). The estimated fair values of other financial instruments, including Cash and Cash Equivalents, Restricted Cash, Accounts Receivable, Accounts Payable and Accrued Liabilities, and Payable to Investors approximate their carrying values because of their short-term nature. The estimated fair value of the Term Loan (Note 11) does not approximate its carrying value primarily due to differences in the stated and market rates associated with that instrument.
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
In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which enhances effective tax rate reconciliation disclosure requirements and provides clarity to the disclosures of income taxes paid, income before taxes and provision for income taxes. The amendments are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments in this update should be applied on a prospective basis. Retrospective application is permitted. The Company is currently evaluating this ASU to determine its impact on the consolidated financial statements, and expects to adopt it for the year ending December 31, 2025.
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
In May 2025, the FASB issued ASU No. 2025-03, “Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity.” This standard clarifies the guidance in determining the accounting acquirer in a business combination effected primarily by exchanging equity interests when the acquiree is a VIE that meets the definition of a business. The standard is effective for fiscal years beginning after

December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted, and the standard is to be applied prospectively to acquisitions after the adoption date. The Company is currently evaluating this ASU to determine its impact on the Company’s consolidated financial statements and related disclosures.
Other recent accounting pronouncements issued by the FASB did not, or are not believed by management to, have a material impact on the Company’s present or future financial statements.
3. Property and Equipment, Net
Property and Equipment consists of the following at the dates presented (in thousands):

	June 30, 2025	December 31, 2024
Internal-use software and website development costs	$75,086	$66,101
Operating lease right-of-use assets	22,690	22,690
Computer equipment	4,903	6,335
Leasehold improvements	7,143	7,143
Office equipment and furniture	2,980	2,975
Assets not yet placed in service	12,563	16,271
Property and equipment	125,365	121,515
Less: Accumulated depreciation and amortization	(79,838)	(77,242)
Total Property and Equipment, Net	$45,527	$44,273
Depreciation and amortization expense for Property and Equipment, Net for the three months ended June 30, 2025 and 2024 was $3.0 million and $2.6 million, respectively. Depreciation and amortization expense for Property and Equipment, Net for the six months ended June 30, 2025 and 2024 was $6.0 million and $5.5 million, respectively. These charges are included in Origination and Servicing and General and Administrative expenses on the condensed consolidated statements of operations. PMI capitalized internal-use software and website development costs in the amount of $3.9 million and $4.0 million for the three months ended June 30, 2025 and 2024, respectively. PMI capitalized internal-use software and website development costs in the amount of $7.9 million and $8.0 million for the six months ended June 30, 2025 and 2024, respectively. Additionally, disclosures around the operating lease right-of-use assets are included in Note 16, Leases.
4. Borrower Loans and Notes, at Fair Value
The aggregate principal balances outstanding and fair values of Borrower Loans and Notes, at Fair Value as of June 30, 2025 and December 31, 2024, are presented in the following table (in thousands):

	Borrower Loans		Notes
	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Aggregate principal balance and interest outstanding	$395,348	$489,289	$278,801	$301,246
Fair value adjustments	(19,054)	(27,504)	(14,800)	(18,216)
Fair value	$376,294	$461,785	$264,001	$283,030
Borrower Loans
As of June 30, 2025, outstanding Borrower Loans had original terms to maturity of 24, 36, 48 or 60 months, had monthly payments with fixed interest rates ranging from 6.00% to 33.00%, and had various original maturity dates through June 2030. As of December 31, 2024, outstanding Borrower Loans had original terms to maturity of 24, 36, 48 or 60 months, had monthly payments with fixed interest rates ranging from 6.00% to 33.00%, and had various original maturity dates through December 2029.
As of June 30, 2025, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $3.9 million and a fair value of $0.6 million. As of December 31, 2024, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $5.4 million and a fair value of $1.1 million. Prosper places loans on non-accrual status when they are over 120 days past due. As of June 30, 2025 and December 31, 2024, Borrower Loans in non-accrual status had a fair value of $0.4 million and $0.6 million, respectively.

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
For the three months ended June 30, 2025 and 2024, the Company recognized $0.5 million and $2.2 million of unrealized losses, respectively, from estimated fair value changes on the Credit Card Derivative. For the six months ended June 30, 2025 and 2024, the Company recognized a $2.3 million unrealized loss and a $6.9 million unrealized gain, respectively, from estimated fair value changes on the Credit Card Derivative. Changes from settled transactions underlying the Credit Card Derivative were losses of $3.0 million and $2.9 million for the three months ended June 30, 2025 and 2024, respectively, and losses of $7.8 million and $5.6 million for the six months ended June 30, 2025 and 2024, respectively.
Receivable from Credit Card Partner
Fair value gains and losses on the Receivable from Credit Card Partner, which effectively consists of the underlying Credit Card receivables securitized through PMCC 2024-1 (as discussed at Note 7, Securitizations), are also recognized within Change in Fair Value of Financial Instruments. These gains and losses include changes related to estimated future cash flows, as well as actual charge-offs and debt sale recoveries. For the three months ended June 30, 2025, the Company recognized a fair value loss of $4.9 million related to the Receivable from Credit Card Partner, which primarily consisted of charge-offs. For the six months ended June 30, 2025, the Company recognized a fair value loss of $7.0 million related to the Receivable from Credit Card Partner, which primarily consisted of charge-offs.
As of June 30, 2025 and December 31, 2024, the outstanding principal balance of Credit Card receivables held by PMCC 2024-1 was $89.6 million and $91.2 million, respectively.
Program Fees
The Company records revenue from various fees generated from the Credit Card program and PMCC 2024-1, including interchange fees, annual fees and late fees, net of a portion of the interchange fees that must be remitted to Coastal. These fees are included in Transaction Fees, Net on the accompanying consolidated statements of operations. For the three months ended June 30, 2025 and 2024, these fees totaled $5.7 million and $5.5 million, respectively, and for the six months ended June 30, 2025 and 2024, these fees totaled $11.5 million and $11.3 million, respectively.
Servicing Obligation and Fees
Under the program agreement, Prosper is responsible for servicing the entire underlying Credit Card portfolio. Coastal pays the Company a 1% per annum servicing fee on the daily outstanding principal balance of receivables designated as Coastal Allocations, which is approximately 5% of the portfolio. To the extent these servicing fees do not exceed the market servicing rate a market participant would require to service the entire Credit Card portfolio, the Company records a servicing obligation liability and measures it at fair value through the servicing period. The net balance of this servicing obligation liability is included in Other Liabilities on the accompanying condensed consolidated balance sheets (see Note 10, Other Liabilities). Changes in the fair value of the servicing obligation liability are recorded in Servicing Fees, Net on the accompanying condensed consolidated statements of operations, and totaled a gain of $0.5 million and a loss of $0.8 million for the three months ended June 30, 2025 and 2024, respectively, and gains of $1.0 million and $0.1 million for the six months ended June 30, 2025 and 2024, respectively. No servicing asset or obligation is recognized for the Credit Card receivables securitized within PMCC 2024-1, which is a consolidated entity.
6. Servicing Assets
Prosper accounts for Servicing Assets at their estimated fair values with changes in fair values recorded in Servicing Fees, Net on the accompanying condensed consolidated statement of operations. The initial asset or liability is recognized in Gain (Loss) on the Sale of Borrower Loans on the condensed consolidated statements of operations when the Company sells Borrower Loans to unrelated third-party buyers through the Whole Loan Channel and the servicing rights are retained. The Servicing Assets are measured at fair value throughout the servicing period. The Company recognized gains from the initial recognition of Servicing Assets on the sale of Borrower Loans in the amounts of $3.4 million and $2.6 million for the three months ended June 30, 2025 and 2024, respectively, and $6.2 million and $5.1 million for the six months ended June 30, 2025 and 2024, respectively. These amounts are recorded in Loss on Sale of Borrower Loans on the condensed consolidated statements of operations, and are offset primarily by incentives provided to loan buyers at the time of sale.

As of June 30, 2025, Borrower Loans that were sold but for which Prosper retained servicing rights had a total outstanding principal balance of $3.5 billion, original terms to maturity of 24, 36, 48 or 60 months, monthly payments with fixed interest rates ranging from 5.75% to 33.00%, and various original maturity dates through June 2030. As of December 31, 2024, Borrower Loans that were sold but for which Prosper retained servicing rights had a total outstanding principal balance of $3.3 billion, original terms to maturity of either 24, 36, 48 or 60 months, monthly payments with fixed interest rates ranging from 5.46% to 33.00%, and various original maturity dates through December 2029.
Contractually-specified personal loan servicing fees and ancillary fees totaling $9.4 million and $7.5 million for the three months ended June 30, 2025 and 2024, respectively, and $19.5 million and $14.9 million for the six months ended June 30, 2025 and 2024, respectively, are included in the condensed consolidated statements of operations in Servicing Fees, Net.
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
The notes under PMIT 2023-1 were issued in five classes: Class A in the amount of $165.5 million, Class B in the amount of $25.4 million, Class C in the amount of $25.1 million, Class D in the amount of $22.3 million and Class E in the amount of $13.1 million (collectively, the “2023-1 Notes”). The Class A, Class B, Class C, Class D and Class E notes bear interest at fixed rates of 7.06%, 7.48%, 8.29%, 11.24% and 15.49%, respectively. Principal and interest payments began in October 2023 and are payable monthly. The 2023-1 Notes are recorded at amortized cost, net of original issue discounts totaling approximately $0.8 million. These discounts, along with debt issuance costs incurred of $2.7 million, are deferred and amortized into interest expense over the contractual lives of the 2023-1 Notes using the effective interest method. As of June 30, 2025 the outstanding principal and accrued interest of the 2023-1 Notes was $69.6 million, secured by an aggregate outstanding principal balance of $71.5 million of borrower loans, and approximately $7.6 million in cash collections held in collateral and reserve accounts included in Restricted Cash on the condensed consolidated balance sheets. As of December 31, 2024, the outstanding principal and accrued interest of these notes was $107.6 million, secured by an aggregate outstanding principal balance of $112.3 million of borrower loans included in Borrower Loans, at Fair Value on the Consolidated Balance Sheets, and approximately $10.1 million in cash collections held in collateral and reserve accounts included in Restricted Cash on the consolidated balance sheets.
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
The notes under PMIT 2024-1 were issued in four classes: Class A in the amount of $105.2 million, Class B in the amount of $10.8 million, Class C in the amount of $10.3 million and Class D in the amount of $10.2 million (collectively, the “2024-1 Notes”). The Class A, Class B, Class C and Class D notes bear interest at fixed rates of 6.12%, 6.13%, 6.96%, 10.98%, respectively. The 2024-1 Notes are recorded at amortized cost, net of debt issuance costs incurred of $1.5 million. These debt issuance costs are deferred and amortized into interest expense over the contractual lives of the 2024-1 Notes using the effective interest method. As of June 30, 2025, the outstanding principal and accrued interest of the 2024-1 Notes was $43.9 million, secured by an aggregate outstanding principal balance of $44.5 million of borrower loans included in “Borrower Loans, at Fair Value” on the condensed consolidated balance sheets, and approximately $5.1 million in cash collections held in collateral and reserve accounts included in “Restricted Cash” on the condensed consolidated balance sheets. As of December 31, 2024, the outstanding principal and accrued interest of the 2024-1 Notes was $71.9 million, secured by an aggregate outstanding principal balance of $74.3 million of borrower loans included in “Borrower Loans, at Fair Value” on the condensed consolidated balance sheets, and approximately $6.8 million in cash collections held in collateral and reserve accounts included in “Restricted Cash” on the condensed consolidated balance sheets.

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
The notes under PMCC 2024-1 were issued in four classes: Class A in the amount of $46.3 million, Class B in the amount of $10.7 million, Class C in the amount of $11.1 million and Class D in the amount of $14.8 million (collectively, the “PMCC 2024-1 Notes”). The Class A, Class B, Class C and Class D notes bear interest at fixed rates of 6.15%, 7.15%, 10.05% and 14.64%, respectively. No principal payments will be due on the PMCC 2024-1 Notes for the first two years of the PMCC 2024-1 Transaction, through November 1, 2026, which is referred to as the revolving period. At the end of that two-year period, if the revolving period is not extended the PMCC 2024-1 Transaction enters the amortization period, whereby the PMCC 2024-1 Notes will be repaid in accordance with a waterfall calculation, generally tied to the collections of the associated Credit Card receivables. Interest is payable monthly. These notes are recorded at amortized cost, net of original issue discounts totaling $0.3 million. These discounts, along with debt issuance costs incurred of $2.2 million, are being deferred and amortized into interest expense over the two-year revolving period of the notes using the effective interest method. As of June 30, 2025, the outstanding principal and accrued interest of the PMCC 2024-1 Notes was $83.2 million, secured by a total outstanding balance of Credit Card receivables (inclusive of principal, interest and fees) of $93.8 million, and approximately $0.9 million in cash held in a reserve account and included in Restricted Cash on the consolidated balance sheets. As of December 31, 2024, the outstanding principal and accrued interest of the PMCC 2024-1 Notes was $83.2 million, secured by a total outstanding balance of Credit Card receivables (inclusive of principal, interest and fees) of $94.9 million, and approximately $0.9 million in cash held in a reserve account and included in Restricted Cash on the consolidated balance sheets. For the three and six months ended June 30, 2025, the Company recorded $4.2 million and $9.3 million, respectively, in Total Interest Income, Net related to the PMCC 2024-1 Credit Card receivables and Notes Issued by Securitization Trust.
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
The Convertible Preferred Stock Warrant Liability is valued using a Black-Scholes option pricing model. Refer to Note 13 for further details.

The following tables present the fair value hierarchy for assets and liabilities measured at fair value (in thousands):

June 30, 2025	Level 1	Level 2	Level 3	Total
Assets:
Borrower Loans, at Fair Value (Notes 4 and 7)	$—	$—	$376,294	$376,294
Receivable from Credit Card Partner, at Fair Value (Notes 5 and 7)	—	—	102,491	102,491
Servicing Assets (Note 6)	—	—	14,438	14,438
Credit Card Derivative (Note 5)	—	—	36,443	36,443
Total Assets	$—	$—	$529,666	$529,666
Liabilities:
Notes, at Fair Value	$—	$—	$264,001	$264,001
Convertible Preferred Stock Warrant Liability	—	—	263,382	263,382
Loan Trailing Fee Liability (Note 10)	—	—	3,129	3,129
Credit Card servicing obligation liability (Note 5)	—	—	7,964	7,964
Total Liabilities	$—	$—	$538,476	$538,476

December 31, 2024	Level 1	Level 2	Level 3	Total
Assets:
Borrower Loans, at Fair Value (Notes 4 and 7)	—	—	461,785	461,785
Receivable from Credit Card Partner, at Fair Value (Notes 5 and 7)	—	—	104,153	104,153
Servicing Assets (Note 6)	—	—	13,718	13,718
Credit Card Derivative (Note 5)	—	—	38,739	38,739
Total Assets	$—	$—	$618,395	$618,395
Liabilities:
Notes, at Fair Value (Note 4)	$—	$—	$283,030	$283,030
Convertible Preferred Stock Warrant Liability (Note 13)	—	—	261,249	261,249
Loan Trailing Fee Liability (Note 10)	—	—	3,004	3,004
Credit Card servicing obligation liability (Note 5)	—	—	8,947	8,947
Total Liabilities	$—	$—	$556,230	$556,230
As PMI’s Borrower Loans, Notes, Convertible Preferred Stock Warrant Liability, Servicing Assets and Liability, Credit Card Derivative, Receivable from Credit Card Partner, Credit Card servicing obligation liability and loan trailing fee liability do not trade in an active market with readily observable prices, the Company uses significant unobservable inputs to measure the fair value of these assets and liabilities. Financial instruments are categorized in the Level 3 valuation hierarchy based on the significance of unobservable factors in the overall fair value measurement. These fair value estimates may also include observable, actively quoted components derived from external sources. As a result, gains and losses for assets and liabilities within the Level 3 category may include changes in fair value that were attributable to both observable and unobservable inputs. Prosper did not transfer any assets or liabilities in or out of Level 3 for the six months ended June 30, 2025 and 2024.

Significant Unobservable Input Ranges
The following tables present quantitative information about the ranges of significant unobservable inputs used for the Company’s Level 3 fair value measurements at June 30, 2025 and December 31, 2024:

Range
Borrower Loans and Notes:	June 30, 2025	December 31, 2024
Discount rate	5.6% - 14.8%	5.7% - 10.9%
Default rate	2.3% - 15.6%	2.6% - 22.6%
For Borrower Loans and Notes funded through the Note Channel, the Company utilizes the same projected cash flows to estimate the fair values of these financial instruments.

Range
Servicing Assets:	June 30, 2025	December 31, 2024
Discount rate	15.0% - 25.0%	15.0% - 25.0%
Default rate	2.0% - 16.2%	2.6% - 22.6%
Prepayment rate	14.8% - 35.4%	8.3% - 29.8%
Market servicing rate (1) (2)	0.633% - 0.842%	0.633% - 0.842%
(1) Servicing assets associated with loans enrolled in a relief program offered by the Company as of June 30, 2025 and December 31, 2024 were measured using a market servicing rate assumption of 84.2 basis points. This rate was estimated using a multiplier consistent with observable market rates for other loan types, applied to the base market servicing rate assumption.
(2) Excludes collection fees that would be passed on to a hypothetical third-party servicer. As of June 30, 2025 and December 31, 2024, the market rate for collection fees and non-sufficient fund fees was assumed to be 9 basis points and 7 basis points, respectively, for a total market servicing rate range of 72.3 - 93.2 basis points and 70.3 - 91.2 basis points, respectively.

Range
Loan Trailing Fee Liability:	June 30, 2025	December 31, 2024
Discount rate	15.0% - 25.0%	15.0% - 25.0%
Default rate	2.0% - 16.2%	2.6% - 22.6%
Prepayment rate	14.8% - 35.4%	8.3% - 29.8%

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

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets		Liabilities
	Borrower Loans	Loans Held For Sale	Notes	Total
Fair Value at January 1, 2025	$461,785	$—	$(283,030)	$178,755
Purchases of Borrower Loans/Issuance of Notes	85,833	1,194,264	(84,582)	1,195,515
Principal repayments	(155,053)	—	94,781	(60,272)
Borrower Loans sold to third parties	(1,277)	(1,194,264)	—	(1,195,541)
Other changes	(1,046)	—	337	(709)
Changes in fair value	(13,948)	—	8,493	(5,455)
Fair Value at June 30, 2025	$376,294	$—	$(264,001)	$112,293

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets		Liabilities
	Borrower Loans	Loans Held for Sale	Notes	Total
Balance at January 1, 2024	$545,038	$161,501	$(321,966)	$384,573
Purchases of Borrower Loans/Issuance of Notes	96,114	959,163	(96,008)	959,269
Principal repayments	(173,971)	(22,553)	98,771	(97,753)
Borrower Loans sold to third parties	(2,961)	(959,856)	—	(962,817)
Other changes	(987)	(303)	349	(941)
Changes in fair value	(24,353)	(2,263)	13,566	(13,050)
Transfer of Loans Held for Sale to Borrower Loans upon PMIT 2024-1 Transaction, at Fair Value	135,689	(135,689)	—	—
Fair Value at June 30, 2024	$574,569	$—	$(305,288)	$269,281

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets		Liabilities
	Borrower Loans	Loans Held for Sale	Notes	Total
Balance at April 1, 2025	$415,389	$—	$(272,500)	$142,889
Purchase of Borrower Loans/Issuance of Notes	42,895	661,430	(42,443)	$661,882
Principal repayments	(75,217)	—	46,917	$(28,300)
Borrower Loans sold to third parties	(601)	(661,430)	—	$(662,031)
Other changes	(558)	—	57	$(501)
Change in fair value	(5,614)	—	3,968	$(1,646)
Balance at June 30, 2025	$376,294	$—	$(264,001)	$112,293

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets		Liabilities
	Borrower Loans	Loans Held for Sale	Notes	Total
Balance at April 1, 2024	$644,200	$—	$(316,578)	$327,622
Purchase of Borrower Loans/Issuance of Notes	44,260	471,333	(46,419)	$469,174
Principal repayments	(96,209)	—	48,965	$(47,244)
Borrower Loans sold to third parties	(1,471)	(471,333)	—	$(472,804)
Other changes	(677)	—	50	$(627)
Change in fair value	(15,534)	—	8,694	$(6,840)
Balance at June 30, 2024	$574,569	$—	$(305,288)	$269,281

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
The following table presents additional information about the Level 3 Receivable from Credit Card Partner, measured at fair value on a recurring basis for the three and six month period ending June 30, 2025 (in thousands):

Receivable from Credit Card Partner
Fair Value at January 1, 2025	$104,153
Purchases of Credit Card principal receivables	39,248
Principal repayments on Credit Card receivables	(34,198)
Other changes	299
Change in fair value	(7,011)
Fair Value at June 30, 2025	$102,491

Receivable from Credit Card Partner
Fair Value at April 1, 2025	$103,201
Purchases of Credit Card principal receivables	18,039
Principal repayments on Credit Card receivables	(13,909)
Other changes	72
Change in fair value	(4,912)
Fair Value at June 30, 2025	$102,491
The following tables present additional information about Level 3 Servicing Assets measured at fair value on a recurring basis for the three and six month periods ending June 30, 2025 and 2024 (in thousands):

Servicing Assets
Fair Value at January 1, 2025	$13,718
Additions	6,186
Less: Changes in fair value	(5,466)
Fair Value at June 30, 2025	$14,438

Servicing Assets
Fair Value at January 1, 2024	$12,249
Additions	5,113
Less: Changes in fair value	(4,495)
Fair Value at June 30, 2024	$12,867

Servicing Assets
Fair Value at April 1, 2025	$13,456
Additions	3,418
Less: Changes in fair value	(2,436)
Balance at June 30, 2025	$14,438

Servicing Assets
Balance at April 1, 2024	$12,536
Additions	2,609
Less: Changes in fair value	(2,278)
Balance at June 30, 2024	$12,867
The following tables present additional information about the Level 3 Credit Card Derivative measured at fair value on a recurring basis for the three and six month periods ending June 30, 2025 and 2024 (in thousands):

Credit Card Derivative
Fair Value at January 1, 2025	$38,739
Change in fair value	(2,296)
Fair Value at June 30, 2025	$36,443

Credit Card Derivative
Fair Value at January 1, 2024	$36,848
Change in fair value	6,892
Balance at June 30, 2024	$43,740

Credit Card Derivative
Fair Value at April 1, 2025	$36,903
Change in fair value	(460)
Balance at June 30, 2025	$36,443

Credit Card Derivative
Fair Value at April 1, 2024	$45,917
Change in fair value	(2,177)
Balance at June 30, 2024	$43,740
The following tables present additional information about the Level 3 Credit Card servicing obligation liability (a component of “Other Liabilities” on the consolidated balance sheets) measured at fair value on a recurring basis for the three and six month periods ending June 30, 2025 and 2024 (in thousands):

Credit Card Servicing Obligation Liability
Fair Value at January 1, 2025	$8,947
Change in fair value	(983)
Fair Value at June 30, 2025	$7,964

Credit Card Servicing Obligation Liability
Fair Value at January 1, 2024	$9,732
Change in fair value	(58)
Balance at June 30, 2024	$9,674

Credit Card Servicing Obligation Liability
Fair Value at April 1, 2025	$8,433
Change in fair value	(469)
Balance at June 30, 2025	$7,964

Credit Card Servicing Obligation Liability
Fair Value at April 1, 2024	$8,836
Change in fair value	838
Balance at June 30, 2024	$9,674
The following tables present additional information about the Level 3 Convertible Preferred Stock Warrant Liability measured at fair value on a recurring basis for the three and six month periods ending June 30, 2025 and 2024 (in thousands):

Convertible Preferred Stock Warrant Liability
Fair Value at January 1, 2025	$261,249
Change in fair value	2,133
Fair Value at June 30, 2025	$263,382

Convertible Preferred Stock Warrant Liability
Fair Value at January 1, 2024	$215,041
Change in fair value	(38,388)
Fair Value at June 30, 2024	$176,653

Convertible Preferred Stock Warrant Liability
Fair Value at April 1, 2025	$204,023
Change in fair value	59,359
Fair Value at June 30, 2025	$263,382

Convertible Preferred Stock Warrant Liability
Fair Value at April 1, 2024	$187,317
Change in fair value	(10,664)
Fair Value at June 30, 2024	$176,653
Loan Trailing Fee
The fair value of the Loan Trailing Fee represents the present value of the expected monthly Loan Trailing Fee payments, which takes into consideration certain assumptions related to expected prepayment rates and default rates using a discounted cash flow model. The assumptions used are the same as those used for the valuation of Servicing Assets, as described below.

The following tables present additional information about the Level 3 Loan Trailing Fee Liability measured at fair value on a recurring basis for the three and six month periods ending June 30, 2025 and 2024 (in thousands):

Loan Trailing Fee Liability
Fair Value at January 1, 2025	$3,004
Issuances	1,172
Cash Payment of Loan Trailing Fee	(1,293)
Change in Fair Value	246
Fair Value at June 30, 2025	$3,129

Loan Trailing Fee Liability
Fair Value at January 1, 2024	$2,942
Issuances	878
Cash Payment of Loan Trailing Fee	(1,304)
Change in Fair Value	373
Fair Value at June 30, 2024	$2,889

Loan Trailing Fee Liability
Fair Value at April 1, 2025	$2,933
Issuances	650
Cash Payment of Loan Trailing Fee	(641)
Change in Fair Value	187
Fair Value at June 30, 2025	$3,129

Loan Trailing Fee Liability
Fair Value at April 1, 2024	$2,938
Issuances	390
Cash Payment of Loan Trailing Fee	(644)
Change in Fair Value	205
Fair Value at June 30, 2024	$2,889

Significant Recurring Level 3 Fair Value Input Sensitivity
Key economic assumptions and the sensitivity of the fair value to immediate changes in those assumptions at June 30, 2025 and December 31, 2024 for Borrower Loans and Loans Held for Sale are presented in the following table (in thousands, except percentages).

Borrower Loans	June 30, 2025	December 31, 2024
Fair value, using the following assumptions:	$376,294	$461,785
Weighted-average discount rate	8.79%	7.72%
Weighted-average default rate	11.55%	12.59%

Fair value resulting from:
100 basis point increase in discount rate	$372,983	$457,584
200 basis point increase in discount rate	369,748	453,483
Fair value resulting from:
100 basis point decrease in discount rate	$379,685	$466,090
200 basis point decrease in discount rate	383,159	470,502

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$373,040	$456,385
Applying a 1.2 multiplier to default rate	369,785	451,011
Fair value resulting from:
Applying a 0.9 multiplier to default rate	$379,546	$467,211
Applying a 0.8 multiplier to default rate	382,796	472,663
Key economic assumptions and the sensitivity of the fair value to immediate changes in those assumptions at June 30, 2025 and December 31, 2024 for Notes are presented in the following table (in thousands, except percentages).

Notes	June 30, 2025	December 31, 2024
Fair value, using the following assumptions:	$264,001	$283,030
Weighted-average discount rate	8.92%	7.70%
Weighted-average default rate	11.55%	13.25%

Fair value resulting from:
100 basis point increase in discount rate	$261,673	$280,451
200 basis point increase in discount rate	259,400	277,934
Fair value resulting from:
100 basis point decrease in discount rate	$266,380	$285,669
200 basis point decrease in discount rate	268,824	288,381

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$261,717	$279,718
Applying a 1.2 multiplier to default rate	259,433	276,422
Fair value resulting from:
Applying a 0.9 multiplier to default rate	$266,282	$286,358
Applying a 0.8 multiplier to default rate	268,563	289,702
Key economic assumptions and the sensitivity of the fair value to immediate changes in those assumptions at June 30, 2025 and December 31, 2024 for Servicing Assets is presented in the following table (in thousands, except percentages).

Servicing Assets	June 30, 2025	December 31, 2024
Fair value, using the following assumptions	$14,438	$13,718
Weighted-average market servicing rate	0.636%	0.640%
Weighted-average prepayment rate	21.81%	18.70%
Weighted-average default rate	12.03%	14.03%

Fair value resulting from:
Market servicing rate increase of 0.025%	$13,515	$12,843
Market servicing rate decrease of 0.025%	15,360	14,593

Fair value resulting from:
Applying a 1.1 multiplier to prepayment rate	$14,174	$13,415
Applying a 0.9 multiplier to prepayment rate	14,701	14,026

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$14,064	$13,448
Applying a 0.9 multiplier to default rate	14,818	13,989
Key economic assumptions and the sensitivity of the fair value to immediate changes in those assumptions at June 30, 2025 and December 31, 2024 for Receivable from Credit Card Partner is presented in the following table (in thousands, except percentages).

Receivable from Credit Card Partner:	June 30, 2025	December 31, 2024
Fair value, using the following assumptions:	$102,491	$104,153
Discount rate on Credit Card receivable cash flows	23.32%	22.44%
Prepayment rate on Credit Card receivables	8.03%	8.14%
Default rate on Credit Card receivables	14.80%	14.80%

Fair value resulting from:
100 basis point increase in discount rate	$102,284	$103,923
200 basis point increase in discount rate	102,082	103,699
Fair value resulting from:
100 basis point decrease in discount rate	$102,704	$104,390
200 basis point decrease in discount rate	102,923	104,633

Fair value resulting from:
Applying a 1.1 multiplier to prepayment rate	$102,275	$103,911
Applying a 0.9 multiplier to prepayment rate	102,710	104,398

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$99,937	$101,503
Applying a 0.9 multiplier to default rate	105,154	106,916
Key economic assumptions and the sensitivity of the fair value to immediate changes in those assumptions at June 30, 2025 and December 31, 2024 for the Credit Card Derivative is presented in the following table (in thousands, except percentages).

Credit Card Derivative	June 30, 2025	December 31, 2024
Fair value, based on the following notional amount and rate assumptions:	$36,443	$38,739
Outstanding Credit Card Principal Balance, Prosper and Coastal Allocations	284,428	303,245
Discount rate on Prosper Allocations	23.32%	22.44%
Discount rate on Coastal Program Fee	23.32%	22.44%
Prepayment rate applied to Credit Card portfolio	8.03%	8.14%
Default rate applied to Credit Card portfolio	15.42%	15.65%

Fair value resulting from:
100 basis point increase in both discount rates	$35,953	$38,225
200 basis point increase in both discount rates	35,477	37,725
Fair value resulting from:
100 basis point decrease in both discount rates	$36,948	$39,269
200 basis point decrease in both discount rates	37,468	39,814

Fair value resulting from:
Applying a 1.1 multiplier to prepayment rate	$35,943	$38,210
Applying a 0.9 multiplier to prepayment rate	36,950	39,275

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$27,715	$29,252
Applying a 0.9 multiplier to default rate	45,469	48,556

Key economic assumptions and the sensitivity of the fair value to immediate changes in those assumptions at June 30, 2025 and 2024 for Credit Card servicing obligation liability is presented in the following table (in thousands, except percentages).

Credit Card servicing obligation liability:	June 30, 2025	December 31, 2024
Fair value, using the following assumptions:	$7,964	$8,947
Discount rate on Credit Card portfolio servicing obligation	23.32%	22.44%
Prepayment rate applied to Credit Card portfolio	8.03%	8.14%
Default rate applied to Credit Card portfolio	15.42%	15.65%
Market servicing rate	2.00%	2.00%

Fair value resulting from:
Market servicing rate increase of 0.10%	$8,381	$9,415
Market servicing rate decrease of 0.10%	7,548	8,481

Fair value resulting from:
Applying a 1.1 multiplier to prepayment rate	$7,879	$8,849
Applying a 0.9 multiplier to prepayment rate	8,051	9,047

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$7,774	$8,730
Applying a 0.9 multiplier to default rate	8,159	9,170
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
Assets and Liabilities Not Recorded at Fair Value
The following table presents the fair value hierarchy for assets, and liabilities not recorded at fair value (in thousands):

June 30, 2025	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets:
Cash and Cash Equivalents	$38,154	$38,154	$—	$—	$38,154
Restricted Cash - Cash and Cash Equivalents	126,513	126,513	—	—	126,513
Restricted Cash - Certificates of Deposit	3,009	—	3,009	—	3,009
Accounts Receivable	9,784	—	9,784	—	9,784
Total Assets	$177,460	$164,667	$12,793	$—	$177,460
Liabilities:
Accounts Payable and Accrued Liabilities	$57,474	$—	$57,474	$—	$57,474
Transaction Fee Refund Liability (Note 17)	13,410	—	—	13,410	13,410
Payable to Investors	110,756	—	110,756	—	110,756
Notes Issued by Securitization Trust	194,000	—	196,752	—	196,752
Term Loan (Note 11)	70,533	—	71,514	—	71,514
Total Liabilities	$446,173	$—	$436,496	$13,410	$449,906

December 31, 2024	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets:
Cash and Cash Equivalents	$30,334	$30,334	$—	$—	$30,334
Restricted Cash - Cash and Cash Equivalents	111,724	111,724	—	—	111,724
Restricted Cash - Certificates of Deposit	3,029	—	3,029	—	3,029
Accounts Receivable	7,545	—	7,545	—	7,545
Total Assets	$152,632	$142,058	$10,574	$—	$152,632
Liabilities:
Accounts Payable and Accrued Liabilities	$49,346	$—	$49,346	$—	$49,346
Transaction Fee Refund Liability (Note 17)	9,212	—	—	9,212	9,212
Payable to Investors	91,945	—	91,945	—	91,945
Notes Issued by Securitization Trust	258,960	—	260,985	—	260,985
Term Loan (Note 11)	75,540	—	76,581	—	76,581
Total Liabilities	$485,003	$—	$478,857	$9,212	$488,069

The estimated fair values of Cash and Cash Equivalents, Restricted Cash, Accounts Receivable, Accounts Payable and Accrued Liabilities, Transaction Fee Refund Liability and Payable to Investors approximate their carrying values because of their short-term nature.

9. Goodwill
Prosper’s goodwill balance of $36.4 million at December 31, 2024 did not change during the six months ended June 30, 2025. The Company recorded no goodwill impairment for the six months ended June 30, 2025 and 2024.
10. Other Liabilities
Other Liabilities consist of the following for the periods presented (in thousands):

	June 30, 2025	December 31, 2024
Operating lease liabilities (Note 16)	$10,823	$12,167
Deferred revenue	10,650	8,501
Credit Card servicing obligation liability (Notes 2 and 5)	7,964	8,947
Loan trailing fee liability	3,129	3,004
Deferred income tax liability	808	808
Other	280	322
Total Other Liabilities	$33,654	$33,749
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
On November 27, 2024, the Company signed Amendment 2 to the Credit Agreement, which temporarily reduced the minimum monthly asset coverage ratio financial covenant for the period of November 2024 through April 2025. In exchange, the Company will make quarterly $2.5 million principal payments on the Term Loan, and pay all payment-in-kind (“PIK”) interest (see discussion in Interest section, below) in cash as it is incurred each month. The Company made quarterly $2.5 million principal payments on May 31, 2025, March 31, 2025 and December 31, 2024.
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
In addition, the Credit Agreement contains certain financial covenants with which the Company must remain in compliance as of the last business day of each month during the life of the Term Loan:
•a minimum tangible net worth
•a minimum net liquidity
•a maximum leverage ratio
•a minimum asset coverage ratio
The Company is in compliance with all covenants as of June 30, 2025, as well as applicable monthly periods for the quarter then ended. As discussed above, Amendment 2 to the Credit Agreement included a provision to temporarily reduce the minimum asset coverage ratio through April 2025.
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
PWIT Warehouse Line
On January 19, 2018, Prosper, through PWIT, entered into a $100 million Warehouse Agreement with a national banking association. The PWIT Warehouse Agreement subsequently was amended in June 2018, May 2021, and May 2023 to increase the committed line of credit between two classes of loans with two separate lenders, adjust the interest rate and unused commitment fee, expand the eligibility criteria for unsecured consumer loans that could be financed through the PWIT Warehouse Line, reduce the advance rate and extend the term of the Warehouse Agreement.
In March 2024, as part of the PWIT 2024-1 securitization (see Note 7, Securitizations), all outstanding loans in the warehouse were transferred to either the PMIT 2024-1 Transaction or PFL, with proceeds used to pay down the outstanding principal and interest on the PWIT Warehouse line. The facility was terminated as of March 31, 2024.
PWIIT Warehouse Line
On March 28, 2019, through PWIIT, Prosper entered into a second Warehouse Agreement for a $300 million Warehouse Line with a national banking association different than that of PWIT. The PWIIT Warehouse Agreement was subsequently amended in May 2021, May 2023 and July 2023, the cumulative impact of which was to break the committed line of credit into two classes of loans with two separate lenders, adjust the interest rate and extend the term of the Warehouse Agreement. In conjunction with the PMIT 2023-1 securitization (see Note 7, Securitizations), the entire portfolio of Loans Held for Sale in the PWIIT Warehouse Line was transferred to either the PMIT 2023-1 securitization or PFL. Proceeds from the sale of these loans were used to pay down the outstanding principal and interest on the PWIIT Warehouse Line, and the facility was terminated on September 25, 2023.
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
All participating securities are excluded from basic weighted-average common shares outstanding. Prior to any conversion to common shares, each series of Prosper’s Convertible Preferred Stock is entitled to participate on an if-converted basis in distributions of earnings, when and if declared by the Board of Directors (the “Board”), that are made to common stockholders and consequently, these shares were considered participating securities. During the three and six months ended June 30, 2025 and 2024, certain shares issued as a result of the early exercise of stock options which are subject to a repurchase right by PMI were entitled to receive non-forfeitable dividends during the vesting period and consequently, are considered participating securities.
Basic and diluted net (loss) income per share were calculated as follows for the periods presented (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net (Loss) Income	$(57,727)	$(465)	(7,352)	21,830
Less: Net Income Allocated to Participating Securities	—	—	—	(14,392)
Net (Loss) Income Attributable to Common Stockholders	$(57,727)	$(465)	$(7,352)	$7,438
Denominator:
Weighted average shares used in computing basic net income per share	77,698,227	77,195,947	77,603,124	77,133,397
Effect of dilutive securities:
Stock options	—	—	—	49,132,328
Common stock warrants	—	—	—	329,791
Convertible preferred stock warrants	—	—	—	213,264,845
Weighted-average shares used in computing diluted net (loss) income per share	77,698,227	77,195,947	77,603,124	339,860,361
Net (Loss) Income Per Share – Basic	$(0.74)	$(0.01)	$(0.09)	$0.10
Net (Loss) Income Per Share – Diluted	$(0.74)	$(0.01)	$(0.09)	$0.02

The following common stock equivalents were excluded from the computation of diluted net income (loss) per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(shares)	(shares)	(shares)	(shares)
Excluded securities:
Convertible preferred stock issued and outstanding, excluding shares held by consolidated VIE	158,365,655	158,365,655	158,365,655	158,365,655
Stock options issued and outstanding	80,099,705	83,118,117	79,467,722	33,110,233
Common stock warrants issued and outstanding	330,163	1,080,349	330,163	750,558
Series E-1 convertible preferred stock warrants	35,544,141	35,544,141	35,544,141	—
Series F convertible preferred stock warrants	177,720,704	177,720,704	177,720,704	—
Total common stock equivalents excluded from diluted net income per common share computation	452,060,368	455,828,966	451,428,385	192,226,446

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
The number of authorized, issued and outstanding shares, their par value and liquidation preference for each series of convertible preferred stock as of June 30, 2025 are disclosed in the table below (amounts in thousands except share and par value amounts):

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

Convertible Preferred Stock Warrant Liability
Series E-1 Warrants
In connection with the Settlement and Release Agreement dated November 17, 2016 among PMI, its wholly owned subsidiary Prosper Funding LLC (“PFL”) and Colchis, on December 16, 2016, PMI issued the First Series E-1 Warrant for 20,267,135 shares of Series E-1 convertible preferred stock. The Second Series E-1 Warrant for an additional 15,277,006 shares of Series E-1 convertible preferred stock was granted on the signing of the Consortium Purchase Agreement (as described in Note 13 of PMI’s 10-K for the year ended December 31, 2024) on February 27, 2017. The Series E-1 warrants have an exercise price of $0.01 per share and expire ten years from the date of issuance. For the three months ended June 30, 2025 and 2024, Prosper recognized $9.6 million of expense and $1.8 million of income, respectively, from the re-measurement of the fair value of the warrants. For the six months ended June 30, 2025 and 2024, Prosper recognized $0.4 million of expense and $6.4 million of income, respectively, from the re-measurement of the fair value of the warrants. The income or expense resulting from the remeasurement of the fair value of the warrants is recorded in Change in Fair Value of Convertible Preferred Stock Warrants on the condensed consolidated statements of operations.
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
The Company determined the fair value of the outstanding Series E-1 preferred stock warrants utilizing the following assumptions as of the following dates:

	June 30, 2025	December 31, 2024
Volatility	60.0%	63.0%
Risk-free interest rate	3.70%	4.30%
Expected term (in years)	2.75	2.75
Dividend yield	—%	—%
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
Risk-Free Interest Rate: The risk-free interest rate is based on the U.S. Treasury yield in effect as of June 30, 2025, and for zero coupon U.S. Treasury notes with maturities approximately equal to the term of the warrant.
Expected Term: The expected term is the period of time for which the warrants are expected to be outstanding.
Dividend Yield: The expected dividend assumption is based on the Company’s current expectations about the Company’s anticipated dividend policy.
Series F Warrants
In connection with the Consortium Purchase Agreement on February 27, 2017, PMI issued warrants to purchase up to 177,720,706 shares of PMI's Series F convertible preferred stock at $0.01 per share. The warrants expire ten years from the date of issuance. For the three months ended June 30, 2025 and 2024, Prosper recognized $49.8 million of expense and $8.9 million of income, respectively, from the re-measurement of the fair value of the warrants. For the six months ended June 30, 2025 and 2024, Prosper recognized $1.8 million of expense and $32.0 million of income, respectively, from the re-measurement of the fair value of the warrants. The income or expense resulting from changes in the fair value of the warrant is recorded through Change in Fair Value of Convertible Preferred Stock Warrants on the condensed consolidated statements of operations.

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
The Company determined the fair value of the outstanding Series F Warrants utilizing the following assumptions as of the following dates:

	June 30, 2025	December 31, 2024
Volatility	60.0%	63.0%
Risk-free interest rate	3.70%	4.30%
Expected term (in years)	2.75	2.75
Dividend yield	—%	—%

The above assumptions were determined using the same criteria described above for the Series E-1 Warrants.
On July 29, 2025, one investor exercised warrants to purchase an aggregate of 51,614,124 shares of Series F Convertible Preferred Stock for cash proceeds of $0.5 million. The fair value of these warrants as of June 30, 2025, was approximately $63.0 million.
Common Stock
PMI, through its Amended and Restated Certificate of Incorporation, is the sole issuer of common stock and related options, RSUs and warrants. On February 16, 2016, PMI amended and restated its Certificate of Incorporation to, among other things, effect a 5-for-1 forward stock split. On September 20, 2017, PMI further amended its Amended and Restated Certificate of Incorporation to increase the number of shares of common stock authorized for issuance. The total number of shares of stock which PMI has the authority to issue is 1,069,760,848, consisting of 625,000,000 shares of common stock, $0.01 par value per share, and 444,760,848 shares of preferred stock, $0.01 par value per share. As described above, the Company repurchased 2,196,665 shares of Common Stock on December 23, 2019. As of June 30, 2025, 78,719,490 shares of common stock were issued and 77,783,555 shares of common stock were outstanding. As of December 31, 2024, 78,401,384 shares of common stock were issued and 77,465,449 shares of common stock were outstanding. Each holder of common stock is entitled to one vote for each share of common stock held.
Common Stock Issued upon Exercise of Stock Options
For the six months ended June 30, 2025, PMI issued 318,106 shares of common stock upon the exercise of vested options for cash proceeds of $17 thousand.
14. Stock-Based Compensation
PMI grants equity awards primarily through the Company’s 2025 Equity Incentive Plan (the “2025 Plan”), which was approved by the Board on April 7, 2025, and was approved by a majority of the Company’s stockholders on April 25, 2025. As a result of the Board and stockholders’ respective approvals, the Company’s 2015 Equity Incentive Plan (as amended, the “2015 Plan”) was terminated, replaced and superseded by the 2025 Plan, except that any grants awarded under the 2015 Plan will remain in effect pursuant to their terms.
The 2025 Plan provides for grants in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, and unrestricted stock. The maximum number of shares of common stock which may be issued under the 2025 Plan as of the date of the Board’s approval is 6,344,184 shares of common stock, plus any shares of common stock returned to the 2025 Plan (which, together with the 6,344,184 shares, may not exceed 91,417,252 shares of common stock). Under the 2025 Plan, incentive stock options may be granted solely to the Company’s employees, including its officers. Awards other than incentive stock options may be granted to the Company’s directors, consultants or employees, including its officers. The 2025 Plan is administered by the Board, which in turn has delegated authority to administer the plans to the Compensation Committee of the Board. The 2025 Plan will remain in effect through April 7, 2035, unless sooner terminated under the terms of the 2025 Plan.

Stock Option Activity
Stock option activity under the 2005 Plan, 2015 Plan and 2025 Plan is summarized for the six months ended June 30, 2025 below:

	Options Issued and Outstanding	Weighted Average Exercise Price
Balance as of January 1, 2025	83,441,624	$0.16
Options granted	4,036,200	$0.59
Options exercised	(318,106)	$0.05
Options forfeited	(9,232,671)	$0.34
Options expired	(276,145)	$0.02
Balance as of June 30, 2025	77,650,902	$0.17
Options vested and expected to vest as of June 30, 2025	74,368,203	$0.17
Options vested and exercisable as of June 30, 2025	66,767,466	$0.12
Other Information Regarding Stock Options
The weighted-average remaining contractual term for options outstanding as of June 30, 2025 is 3.70 years.
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
The fair values of PMI’s stock option awards granted were estimated at the dates of grant using the Black-Scholes model with the following average assumptions for the periods presented (no options were granted for the three months ended June 30, 2025):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Volatility of common stock	n/a	65.98%	65.42%	66.26%
Risk-free interest rate	n/a	4.43%	4.03%	4.20%
Expected life (in years)	n/a	6.0 years	6.0 years	6.0 years
Dividend yield	n/a	—%	—%	—%
n/a: not applicable
Restricted Stock Unit Activity
In previous years, PMI granted RSUs to certain employees that are subject to three-year or four-year vesting terms and the occurrence of a liquidity event.

The following table summarizes the number of PMI’s RSU activity for six months ended June 30, 2025:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2025	2,560,133	$1.03
Forfeited	(500)	$2.14
Unvested at June 30, 2025	2,559,633	$1.03
Share Based Compensation
The following table presents the amount of stock-based compensation related to stock-based awards granted to employees recognized in Prosper’s condensed consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Origination and servicing	$27	$24	$55	$43
Sales and marketing	18	119	35	232
General and administrative	304	274	586	534
Total stock-based compensation	$349	$417	$676	$809

As of June 30, 2025, the unamortized stock-based compensation expense, adjusted for forfeiture estimates, related to unvested stock-based awards was approximately $1.8 million, which will be recognized over a remaining weighted-average vesting period of approximately 2.6 years.
15. Income Taxes
For the three months ended June 30, 2025 and 2024, PMI recognized $28 thousand and $26 thousand, respectively, of income tax expense. For the six months ended June 30, 2025 and 2024, PMI recognized $56 thousand and $52 thousand, respectively, of income tax expense. The income tax expense relates to state income tax expense and the amortization of tax deductible goodwill which gives rise to an indefinite-lived deferred tax liability. No other income tax expense or benefit was recorded for the six month periods ended June 30, 2025 and 2024 due to a full valuation allowance recorded against the Company’s deferred tax assets.
Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize our existing deferred tax assets. On the basis of this evaluation, it is not more likely than not that our deferred tax assets will be realized and therefore a full valuation allowance has been recorded.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, extending key provisions of the 2017 Tax Cuts and Jobs Act including, but not limited to, federal bonus depreciation and deductions for domestic research and development expenditures. The Company is currently evaluating the provisions of the OBBA; however, it is not expected to have a material impact on the Company’s consolidated financial statements.
16. Leases
Prosper has operating leases for corporate offices. These leases have remaining lease terms of approximately one to four years. Some of the lease agreements include options to extend the lease term for up to an additional five years. Rental expense under operating lease arrangements was $0.9 million and $1.0 million for the three months ended June 30, 2025 and 2024, respectively. Rental expense under operating lease arrangements was $1.8 million and $2.0 million for the six months ended June 30, 2025 and 2024, respectively. Additionally, Prosper subleases certain leased office space to third parties when it determines there is excess leased capacity. Sublease income from operating lease arrangements was $0.1 million and $0.1 million for the three months ended June 30, 2025 and 2024, respectively. Sublease income from operating lease arrangements was $0.2 million and $0.2 million for the six months ended June 30, 2025 and 2024, respectively.
Operating Lease Right-of-Use (“ROU”) Assets
The following table summarizes the operating lease right-of-use assets as of June 30, 2025, which are included in “Property and Equipment, Net” on the condensed consolidated balance sheets.

	June 30, 2025
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
ROU Assets - Office buildings	$22,690	$14,833	$7,857
No impairment charge was identified for the six months ended June 30, 2025 and 2024.
Lease Liabilities
Future maturities of operating lease liabilities as of June 30, 2025 are as follows (in thousands). The present value of the future minimum lease payments represents our operating lease liabilities as of June 30, 2025 and are included in "Other Liabilities" on the condensed consolidated balance sheets.

June 30, 2025
Remainder of 2025	$2,267
2026	4,648
2027	3,834
2028	1,948
2029	411
Total future minimum lease payments	$13,108
Less imputed interest	(2,285)
Present value of future minimum lease payments	$10,823
Because the rate implicit in each lease is not readily determinable, we use our incremental borrowing rate to determine the present value of the lease payments. Other information related to leases was as follows (dollars in thousands):

June 30, 2025
Weighted average remaining lease term (in years)	2.93
Weighted average discount rate	12.93%
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
The Origination and Sale Agreements contain terms through February 1, 2027. Prosper is required, under the Origination and Sale Agreements, to maintain certain collateral requirements. In addition, pursuant to the Marketing Agreement, the marketing fee that Prosper receives in connection with the origination of each loan is partially reduced by an amount (the “Designated Amount”) calculated as a percentage of the principal amount of such loan based on the aggregate principal amount of loans originated for the applicable month. To the extent the aggregate Designated Amount for all loans originated during any month is less than $100,000 through February 1, 2027, Prosper is required to pay WebBank an amount equal to such deficiency. Accordingly, the minimum fee is $0.6 million for the remaining six months of 2025, $1.2 million in 2026 and $0.1 million in 2027.
Additionally, under the Origination and Sale Agreements, Prosper is required to maintain a minimum net liquidity of $15.0 million at all times during the term of the agreement. Net liquidity is defined as the sum of Cash, Cash Equivalents and Available for Sale Investments. Violation of this covenant can result in termination of the contract with WebBank. As of June 30, 2025, the Company was in compliance with the covenant.
Transaction Fee Refund Liability
Prosper assumes WebBank’s liability under Utah law to refund the pro-rated amount of any transaction fees collected in excess of 5%, in the event the underlying borrower prepays the loan in full before maturity. For the three months ended June 30, 2025 and 2024 the Company issued $3.8 million and $0.8 million, respectively, in refunds under this obligation. For the six months ended June 30, 2025 and 2024 the Company issued $6.6 million and $1.1 million, respectively, in refunds under this obligation. As of June 30, 2025 and December 31, 2024, the Company accrued $13.4 million and $9.2 million, respectively, related to anticipated future refunds under this obligation.
Loan Purchase Commitments
Prosper entered into an agreement with WebBank to purchase $16.5 million of Borrower Loans that WebBank originated during the last two business days of the quarter ended June 30, 2025. Prosper will purchase these Borrower Loans within the first two business days of the quarter ending September 30, 2025.
Repurchase Obligation
Under the terms of the loan purchase agreements between Prosper and investors that participate in the Whole Loan Channel, Prosper may, in certain circumstances, become obligated to repurchase a Borrower Loan from an investor. Generally, these circumstances include the occurrence of verifiable identity theft, the failure to properly follow personal loan listing or bidding protocols or a violation of the applicable federal, state or local lending laws. Prosper recognizes a liability at fair value for the repurchase obligation when the Borrower Loans are sold. The fair value of the repurchase obligation is estimated based on historical experience. Repurchased Borrower Loans associated with violations of federal, state or local lending laws or verifiable identity theft are written off at the time of repurchase. The maximum potential amount of future payments associated with this obligation is the outstanding balances of the Borrower Loans issued to third parties through the Whole Loan Channel, which at June 30, 2025 is $3.5 billion. Prosper has accrued $0.2 million and $0.3 million as of June 30, 2025 and December 31, 2024, respectively, in regard to this obligation.
Under the terms of the indenture and investor registration agreement, Prosper may, in certain circumstances, become obligated to either repurchase a Note or indemnify the investor for any losses resulting from nonpayment of a Note purchased in the Retail Channel. The decision to repurchase or indemnify is in Prosper’s sole discretion. These circumstances include, but are not limited to, the occurrence of verifiable identity theft, a technical error in the automated bidding tools which results in the purchase of a Note that does not match the investor’s investment criteria, or situations in which a personal loan listing includes a Prosper Rating that is different from the Prosper Rating that should have appeared in the listing for the corresponding Borrower Loan because either PFL inaccurately input data into, or inaccurately applied, the formula for determining the Prosper Rating and, as a result, the interest of the investor is materially and adversely affected. During the six months ended June 30, 2025, the Company repurchased less than $0.1 million of Notes under these circumstances, and has agreed to indemnify additional Notes with an unpaid principal balance of $0.3 million as of June 30, 2025.
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
Prosper’s executive officers, directors who are not executive officers, and certain affiliates participate in its marketplace by placing bids and purchasing Notes. The aggregate amount of the Notes purchased and the income earned by parties deemed to be affiliates and related parties of Prosper for the three and six months ended June 30, 2025 and 2024, as well as the Notes outstanding as of June 30, 2025 and December 31, 2024 are summarized below (in thousands):

	Aggregate Amount of Notes Purchased the Three Months Ended June 30,		Interest Earned on Notes the Three Months Ended June 30,
Related Party	2025	2024	2025	2024
Executive officers and management	$3	$11	$2	$3
Directors (excluding executive officers and management)	—	—	—	—
Total	$3	$11	$2	$3

	Aggregate Amount of Notes Purchased the Six Months Ended June 30,		Interest Earned on Notes and Borrower Loans Six Months Ended June 30,
Related Party	2025	2024	2025	2024
Executive officers and management	$6	$22	$5	$6
Directors (excluding executive officers and management)	—	—	—	—
Total	$6	$22	$5	$6

	Notes Balance as of
Related Party	June 30, 2025	December 31, 2024
Executive officers and management	$43	$67
Directors (excluding executive officers and management)	—	—
Total	$43	$67

19. Significant Concentrations
Prosper is dependent on third-party funding sources such as banks, credit unions, asset managers, investment funds and insurance companies to provide the funds to allow WebBank to originate Borrower Loans that the third-party funding sources will later purchase. Of all Borrower Loans originated in the three months ended June 30, 2025, four individual third parties purchased 17.0%, 14.0%, 12.9% and 10.9% of all Borrower Loans originated. For the three months ended June 30,

2024, three individual third parties purchased 31.6%, 18.1%, and 11.7% of all Borrower Loans originated. Of all Borrower Loans originated in the six months ended June 30, 2025, four individual third parties purchased 15.5%, 13.8%, 13.5% and 13.4% of all Borrower Loans originated. For the six months ended June 30, 2024, three individual third parties purchased 31.5%, 18.7% and 11.9% of all Borrower Loans originated.
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

	Three Months Ended June 30, 2025
	Personal Loan	Home Equity	Credit Card	Total
Total Net Revenue	$50,040	$269	$1,341	$51,650
Impact of Interest Rates on Fair Value of Loans Held in Consolidated Trusts	1,069	—	—	1,069
Segment Adjusted Net Revenue	$51,109	$269	$1,341	$52,719

Less: Segment Operating Expenses (1)
Compensation and Benefits (2)	16,977	210	2,556	19,743
Marketing and Advertising	11,554	3	1,842	13,399
Transaction Costs	1,736	99	2,698	4,533
Other Expenses (3)	6,528	27	151	6,706
Segment Adjusted EBITDA	$14,314	$(70)	$(5,906)	$8,338
Depreciation expense:
Origination and Servicing				(2,785)
General and Administration - Other				(232)
Stock-based compensation				(349)
Change in Fair Value of Convertible Preferred Stock Warrants				(59,359)
Impact of Interest Rates on Fair Value of Loans Held in Consolidated Trusts				(1,069)
Interest income on cash and cash equivalents				736
Interest Expense on Term Loan				(2,979)
Net Loss Before Income Taxes				$(57,699)

Interest Income (Expense) Included in Segment Adjusted EBITDA
Interest Income on Financial Instruments	$14,822	$—	$6,244	$21,066
Interest Expense on Financial Instruments	(13,415)	—	(2,017)	(15,432)
Total Interest Income, Net	$1,407	$—	$4,227	$5,634
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

	Three Months Ended June 30, 2024
	Personal Loan	Home Equity	Credit Card	Total
Total Net Revenue	$30,857	$408	$(1,085)	$30,180
Impact of interest rates on fair value of loans held in consolidated trusts	403	—	—	403
Segment Adjusted Net Revenue	$31,260	$408	$(1,085)	$30,583

Less: Segment Operating Expenses (1)
Compensation and Benefits (2)	11,550	163	1,725	13,438
Marketing and Advertising	7,465	51	2,427	9,943
Transaction Costs	1,557	82	3,399	5,038
Other Expenses (3)	6,834	37	95	6,966
Segment Adjusted EBITDA	$3,854	$75	$(8,731)	$(4,802)
Depreciation expense:
Origination and Servicing				(2,281)
General and Administration - Other				(367)
Amortization of intangibles				(22)
Stock-based compensation				(417)
Impairment of long-lived assets				(387)
Change in Fair Value of Convertible Preferred Stock Warrants				10,664
Impact of interest rates on fair value of loans held in consolidated trusts				(403)
Interest income on cash and cash equivalents				835
Interest Expense on Term Loan				(3,259)
Net Loss Before Income Taxes				$(439)

Interest Income (Expense) Included in Segment Adjusted EBITDA
Interest Income on Financial Instruments	$22,106	$—	$—	$22,106
Interest Expense on Financial Instruments	(18,436)	—	—	(18,436)
Total Interest Income, Net	$3,670	$—	$—	$3,670
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

	Six Months Ended June 30, 2025
	Personal Loan	Home Equity	Credit Card	Total
Total Net Revenue	$90,507	$542	$3,265	$94,314
Impact of Interest Rates on Fair Value of Loans Held in Consolidated Trusts	343	—	—	343
Segment Adjusted Net Revenue	$90,850	$542	$3,265	$94,657

Less: Segment Operating Expenses (1)
Compensation and Benefits (2)	34,579	430	5,407	40,416
Marketing and Advertising	21,375	3	3,173	24,551
Transaction Costs	3,302	210	5,840	9,352
Other Expenses (3)	13,529	56	282	13,867
Segment Adjusted EBITDA	$18,065	$(157)	$(11,437)	$6,471
Depreciation expense:
Origination and Servicing				(5,464)
General and Administration - Other				(500)
Stock-based compensation				(676)
Change in Fair Value of Convertible Preferred Stock Warrants				(2,133)
Impact of Interest Rates on Fair Value of Loans Held in Consolidated Trusts				(343)
Interest income on cash and cash equivalents				1,404
Interest Expense on Term Loan				(6,055)
Net Loss Before Income Taxes				$(7,296)

Interest Income (Expense) Included in Segment Adjusted EBITDA
Interest Income on Financial Instruments	$31,084	$—	$13,283	$44,367
Interest Expense on Financial Instruments	(27,754)	—	(4,007)	(31,761)
Total Interest Income, Net	$3,330	$—	$9,276	$12,606
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

	Six Months Ended June 30, 2024
	Personal Loan	Home Equity	Credit Card	Total
Total Net Revenue	$61,825	$705	$11,143	$73,673
Impact of interest rates on fair value of loans held in consolidated trusts	2,470	—	—	2,470
Accelerated amortization of PWIT debt issuance costs	733	—	—	733
Segment Adjusted Net Revenue	$65,028	$705	$11,143	$76,876

Less: Segment Operating Expenses (1)
Compensation and Benefits (2)	28,856	310	3,917	33,083
Marketing and Advertising	16,332	72	5,268	21,672
Transaction Costs	3,374	127	6,433	9,934
Other Expenses (3)	13,630	77	248	13,955
Segment Adjusted EBITDA	2,836	119	(4,723)	(1,768)
Depreciation expense:
Origination and Servicing				(4,673)
General and Administration - Other				(855)
Amortization of intangibles				(42)
Stock-based compensation				(809)
Impairment of long-lived assets				(387)
Change in Fair Value of Convertible Preferred Stock Warrants				38,388
Impact of interest rates on fair value of loans held in consolidated trusts				(2,470)
Interest income on cash and cash equivalents				1,710
Interest Expense on Term Loan				(6,479)
Accelerated amortization of PWIT debt issuance costs				(733)
Net Income Before Income Taxes				$21,882

Interest Income (Expense) Included in Segment Adjusted EBITDA
Interest Income on Financial Instruments	$46,342	$—	$—	$46,342
Interest Expense on Financial Instruments	(39,461)	—	—	(39,461)
Accelerated amortization of PWIT debt issuance costs	733	—	—	733
Total Interest Income, Net	$7,614	$—	$—	$7,614
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

Prosper Funding LLC
Condensed Consolidated Balance Sheets (Unaudited)
(amounts in thousands)

	June 30, 2025	December 31, 2024
Assets:
Cash and Cash Equivalents	$3,290	$2,764
Restricted Cash	110,644	93,976
Borrower Loans, at Fair Value	266,678	285,578
Property and Equipment, Net	13,448	12,560
Servicing Assets	14,780	14,333
Receivable from Related Party	2,584	4,765
Other Assets	2,611	1,466
Total Assets	$414,035	$415,442
Liabilities and Member’s Equity:
Accounts Payable and Accrued Liabilities	$25,196	$18,703
Payable to Investors	111,528	93,018
Notes, at Fair Value	264,001	283,030
Other Liabilities	3,368	3,286
Total Liabilities	404,093	398,037
Member's Equity:
Member's Equity	9,998	9,998
(Accumulated Deficit) Retained Earnings	(56)	7,407
Total Member's Equity	$9,942	$17,405
Total Liabilities and Member's Equity	$414,035	$415,442
The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Funding LLC
Condensed Consolidated Statements of Operations (Unaudited)
(amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Operating Revenues:
Administration Fee Revenue - Related Party	$24,719	$16,330	$46,597	$34,852
Servicing Fees, Net	8,399	6,246	16,077	12,754
Loss on Sale of Borrower Loans	(15,671)	(8,436)	(29,247)	(18,940)
Other Revenue	136	155	214	337
Total Operating Revenues	17,583	14,295	33,641	29,003
Interest Income on Borrower Loans	10,904	12,553	22,211	25,472
Interest Expense on Notes	(10,281)	(11,872)	(20,836)	(23,983)
Total Interest Income, Net	623	681	1,375	1,489
Change in Fair Value of Financial Instruments, Net	432	148	(214)	(538)
Total Net Revenues	18,638	15,124	34,802	29,954
Expenses:
Administration Fee - Related Party	20,590	14,504	38,398	30,632
Servicing and Other, Net	1,862	1,635	3,867	3,521
Total Expenses	22,452	16,139	42,265	34,153
Net Loss	$(3,814)	$(1,015)	$(7,463)	$(4,199)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Funding LLC
Condensed Consolidated Statements of Member’s Equity (Unaudited)
(amounts in thousands)

	Member’s Equity	Retained Earnings (Accumulated Deficit)	Total
Balance as of January 1, 2025	$9,998	$7,407	$17,405
Net Loss	—	(7,463)	(7,463)
Balance as of June 30, 2025	$9,998	$(56)	$9,942

	Member’s Equity	Retained Earnings	Total
Balance as of January 1, 2024	$8,364	$18,351	$26,715
Contribution of Borrower Loans from Parent (Note 4)	1,634	—	1,634
Net Loss	—	(4,199)	(4,199)
Balance as of June 30, 2024	$9,998	$14,152	$24,150

	Member’s Equity	Retained Earnings (Accumulated Deficit)	Total
Balance as of January 1, 2025	$9,998	$7,407	$17,405
Net Loss	—	(3,649)	(3,649)
Balance as of March 31, 2025	$9,998	$3,758	$13,756
Net Loss	—	(3,814)	(3,814)
Balance as of June 30, 2025	$9,998	$(56)	$9,942

	Member’s Equity	Retained Earnings	Total
Balance as of January 1, 2024	$8,364	$18,351	$26,715
Contribution of Borrower Loans from Parent (Note 4)	1,634	—	1,634
Net Loss	—	(3,184)	(3,184)
Balance as of March 31, 2024	$9,998	$15,167	$25,165
Net Loss	—	(1,015)	$(1,015)
Balance as of June 30, 2024	$9,998	$14,152	$24,150

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Funding LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)
(amounts in thousands)

	Six Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities:
Net Loss	$(7,463)	$(4,199)
Adjustments to Reconcile Net Loss to Net Cash Provided by (Used in) Operating Activities:
Change in Fair Value of Financial Instruments	214	538
Other Non-Cash Changes in Borrower Loans, Loans Held for Sale and Notes	20	151
Gain on Sale of Borrower Loans	(6,185)	(5,113)
Change in Fair Value of Servicing Rights	5,738	5,052
Depreciation and Amortization	3,964	3,440
Changes in Operating Assets and Liabilities:
Purchase of Loans Held for Sale at Fair Value	(1,194,264)	(959,163)
Proceeds from Sales and Principal Payments of Loans Held for Sale, at Fair Value	1,194,264	959,163
Other Assets	(1,145)	(369)
Accounts Payable and Accrued Liabilities	6,493	5,764
Payable to Investors	18,510	5,070
Net Related Party Receivable/Payable	3,817	(2,414)
Other Liabilities	81	(140)
Net Cash Provided by Operating Activities	24,044	7,780
Cash Flows from Investing Activities:
Purchase of Borrower Loans Held at Fair Value	(85,833)	(96,114)
Proceeds from Sales and Principal Payments of Borrower Loans, at Fair Value	95,670	99,783
Purchases of Property and Equipment	(6,488)	(3,877)
Net Cash Provided by (Used in) Investing Activities	3,349	(208)
Cash Flows from Financing Activities:
Proceeds from Issuance of Notes Held at Fair Value	84,582	96,008
Payments of Notes, at Fair Value	(94,781)	(98,771)
Net Cash Used in Financing Activities	(10,199)	(2,763)
Net Increase in Cash, Cash Equivalents and Restricted Cash	17,194	4,809
Cash, Cash Equivalents and Restricted Cash at Beginning of the Period	96,740	97,039
Cash, Cash Equivalents and Restricted Cash at End of the Period	$113,934	$101,848

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$11,317	$24,334
Non-Cash Investing Activity - Accrual for Property and Equipment, Net	696	579
Non-Cash Financing Activity - Contribution of Borrower Loans by Parent (Note 4)	—	1,634

Reconciliation to Amounts on Consolidated Balance Sheets:
Cash and Cash Equivalents	$3,290	$4,266
Restricted Cash	110,644	97,582
Total Cash, Cash Equivalents and Restricted Cash	$113,934	$101,848

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
PFL did not have any items of other comprehensive income or loss for any of the periods presented in the condensed consolidated financial statements as of and for the six months ended June 30, 2025 and 2024.
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
2. Summary of Significant Accounting Policies
PFL's significant accounting policies are included in Note 2, Summary of Significant Accounting Policies, in PFL’s Annual Report on Form 10-K for the year ended December 31, 2024. There have been no changes to these accounting policies during the first six months of 2025.
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
3. Property and Equipment, Net
Property and equipment consist of the following as of the dates presented (in thousands):

	June 30, 2025	December 31, 2024
Internal-use software and web site development costs	$52,047	$49,836
Less: accumulated depreciation and amortization	(38,599)	(37,276)
Total property and equipment, net	$13,448	$12,560

Depreciation expense for the three months ended June 30, 2025 and 2024 was $1.9 million and $1.7 million, respectively. Depreciation expense for the six months ended June 30, 2025 and 2024 was $4.0 million and $3.4 million, respectively.

4. Borrower Loans and Notes, at Fair Value
The aggregate principal balances outstanding and fair values of Borrower Loans and Notes as of June 30, 2025 and December 31, 2024, are presented in the following table (in thousands):

	Borrower Loans		Notes
	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Aggregate principal balance outstanding and interest outstanding	$278,063	$300,782	$278,801	$301,246
Fair value adjustments	(11,385)	(15,204)	(14,800)	(18,216)
Fair value	$266,678	$285,578	$264,001	$283,030

As of June 30, 2025, outstanding Borrower Loans had original terms to maturity of 24, 36, 48 or 60 months, had monthly payments with fixed interest rates ranging from 6.00% to 33.00% and had various original maturity dates through June 2030. As of December 31, 2024, outstanding Borrower Loans had original maturities of either 24, 36, 48 or 60 months, monthly payments with fixed interest rates ranging from 6.00% to 33.00% and had various original maturity dates through December 2029.
As of June 30, 2025, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $2.6 million and a fair value of $0.4 million. As of December 31, 2024, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $3.1 million and a fair value of $0.4 million. PFL places loans on non-accrual status when they are over 120 days past due. As of June 30, 2025 and December 31, 2024, Borrower Loans in non-accrual status had a fair value of $0.2 million and $0.3 million, respectively.
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
5. Servicing Assets
PFL accounts for Servicing Assets at their estimated fair values with changes in fair values recorded in Servicing Fees, Net on the condensed consolidated statements of operations. The initial asset is recognized in Gain (Loss) on the Sale of Borrower Loans on the condensed consolidated statements of operations when PFL sells Borrower Loans to unrelated third-party buyers through the Whole Loan Channel and the servicing rights are retained. The Servicing Assets are measured at fair value throughout the servicing period. PFL recognized gains from the initial recognition of Servicing Assets on the sale of Borrower Loans in the amounts of $3.4 million and $2.6 million for the three months ended June 30, 2025 and 2024, respectively, and gains from the initial recognition of Servicing Assets on the sale of Borrower Loans in the amounts of $6.2 million and $5.1 million for the six months ended June 30, 2025 and 2024, respectively. These amounts are recorded in Loss on Sale of Borrower Loans on the condensed consolidated statements of operations, and are offset primarily by incentives provided to loan buyers at the time of sale.
As of June 30, 2025, Borrower Loans that were sold, but for which PFL retained servicing rights, had a total outstanding principal balance of $3.6 billion, original terms of 24, 36, 48 or 60 months, monthly payments with fixed interest rates ranging from 5.75% to 33.00%, and various original maturity dates through June 2030. As of December 31, 2024, Borrower Loans that were sold, but for which PFL retained servicing rights, had a total outstanding principal balance of $3.5 billion, original terms of either 24, 36, 48 or 36 months, monthly payments with fixed interest rates ranging from 5.46% to 33.00%, and various original maturity dates through December 2029.
Contractually-specified servicing fees and ancillary fees totaled $11.6 million and $9.3 million for the three months ended June 30, 2025 and 2024, respectively, and $23.3 million and $18.7 million for the six months ended June 30, 2025 and 2024, and are included primarily in Servicing Fees, Net on the condensed consolidated statements of operations.
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
6. Income Taxes
PFL incurred no income tax provision for the six months ended June 30, 2025 and 2024. PFL is a U.S. disregarded entity and its income and loss are included in the income tax reporting of its parent, PMI. Since PMI is in a taxable loss position, is not currently subject to income taxes, and has fully reserved against its deferred tax asset, the net effective tax rate for PFL is 0%.
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

As of June 30, 2025 and December 31, 2024, the discounted cash flow methodology used to estimate the Notes fair values used the same projected cash flows as the related Borrower Loans. As demonstrated in the table below, the fair value adjustments for Borrower Loans were largely offset by the fair value adjustments of the Notes due to the borrower payment dependent design of the Notes and because the principal balances of the Borrower Loans approximated the principal balances of the Notes.
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
The following tables present the fair value hierarchy for assets and liabilities measured at fair value (in thousands):

June 30, 2025	Level 1	Level 2	Level 3	Total
Assets:
Borrower Loans, at Fair Value	$—	$—	$266,678	$266,678
Servicing Assets	—	—	14,780	14,780
Total Assets	$—	$—	$281,458	$281,458
Liabilities:
Notes, at Fair Value	$—	$—	$264,001	$264,001
Loan Trailing Fee Liability (included in Other Liabilities)	—	—	3,129	3,129
Total Liabilities	$—	$—	$267,130	$267,130

December 31, 2024	Level 1	Level 2	Level 3	Total
Assets:
Borrower Loans, at Fair Value	$—	$—	$285,578	$285,578
Servicing Assets	—	—	14,333	14,333
Total Assets	$—	$—	$299,911	$299,911
Liabilities:
Notes, at Fair Value	$—	$—	$283,030	$283,030
Loan Trailing Fee Liability (included in Other Liabilities)	—	—	3,004	3,004
Total Liabilities	$—	$—	$286,034	$286,034

As PFL’s Borrower Loans, Notes, Servicing Assets and loan trailing fee liability do not trade in an active market with readily observable prices, PFL uses significant unobservable inputs to measure the fair value of these assets and liabilities. Financial instruments are categorized in the Level 3 valuation hierarchy based on the significance of unobservable factors in the overall fair value measurement. These fair value estimates may also include observable, actively quoted components derived from external sources. As a result, the realized and unrealized gains and losses for assets and liabilities within the Level 3 category may include changes in fair value that were attributable to both observable and unobservable inputs. PFL did not transfer any assets or liabilities in or out of Level 3 for the six months ended June 30, 2025 or June 30, 2024.
Significant Unobservable Inputs
The following tables present quantitative information about the significant unobservable inputs used for PFL’s Level 3 fair value measurements at the dates presented:

Range
Borrower Loans and Notes	June 30, 2025	December 31, 2024
Discount rate	6.7% - 14.8%	5.8% - 8.7%
Default rate	2.3% - 15.6%	2.9% - 22.6%

Range
Servicing Assets	June 30, 2025	December 31, 2024
Discount rate	15.0% - 25.0%	15.0% - 25.0%
Default rate	2.0% - 16.2%	2.9% - 22.6%
Prepayment rate	5.1% - 42.3%	13.6% - 28.1%
Market servicing rate (1) (2)	0.633% - 0.842%	0.633% - 0.842%
(1) Servicing assets associated with loans enrolled in a relief program offered by the Company as of June 30, 2025 and December 31, 2024 were measured using a market servicing rate assumption of 84.2 basis points. This rate was estimated using a multiplier consistent with observable market rates for other loan types, applied to the base market servicing rate assumption.
(2) Excludes collection fees that would be passed on to a hypothetical third-party servicer. As of June 30, 2025 and December 31, 2024, the market rate for collection fees and non-sufficient fund fees was assumed to be 9 basis points and 7 basis points, respectively, for a total market servicing rate range of 72.3 - 93.2 basis points and a total market servicing rate of 70.3 - 91.2 basis points, respectively.

Range
Loan Trailing Fee Liability	June 30, 2025	December 31, 2024
Discount rate	15.0% - 25.0%	15.0% - 25.0%
Default rate	2.0% - 16.2%	2.9% - 22.6%
Prepayment rate	5.1% - 42.3%	13.6% - 28.1%
Changes in Level 3 Fair Value Assets and Liabilities on a Recurring Basis
The following tables present additional information about Level 3 Borrower Loans, Loans Held for Sale and Notes measured at fair value on a recurring basis (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets		Liabilities
	Borrower Loans	Loans Held for Sale	Notes	Total
Balance at January 1, 2025	$285,578	$—	$(283,030)	$2,548
Originations	85,833	1,194,264	(84,582)	1,195,515
Principal repayments	(94,393)	—	94,781	388
Borrower Loans sold to third parties	(1,277)	(1,194,264)	—	(1,195,541)
Other changes	(357)	—	338	(19)
Change in fair value	(8,706)	—	8,492	(214)
Balance at June 30, 2025	$266,678	$—	$(264,001)	$2,677

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets		Liabilities
	Borrower Loans	Loans Held for Sale	Notes	Total
Balance at January 1, 2024	$324,311	$—	$(321,966)	$2,345
Originations	96,114	959,163	(96,008)	959,269
Borrower Loans contributed by Parent, at Fair Value	1,634	—	—	1,634
Principal repayments	(96,822)	—	98,771	1,949
Borrower Loans sold to third parties	(2,961)	(959,163)	—	(962,124)
Other changes	(500)	—	349	(151)
Change in fair value	(14,104)	—	13,566	(538)
Balance at June 30, 2024	$307,672	$—	$(305,288)	2,384

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets		Liabilities
	Borrower Loans	Loans Held for Sale	Notes	Total
Balance at April 1, 2025	$275,362	$—	$(272,500)	2,862
Originations	42,895	661,430	(42,443)	661,882
Principal repayments	(47,226)	—	46,917	(309)
Borrower Loans sold to third parties	(601)	(661,430)	—	(662,031)
Other changes	(217)	—	58	(159)
Change in fair value	(3,535)	—	3,967	432
Balance at June 30, 2025	$266,678	$—	$(264,001)	$2,677

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets		Liabilities
	Borrower Loans	Loans Held for Sale	Notes	Total
Balance at April 1, 2024	$322,441	$—	$(316,579)	5,863
Originations	44,260	471,333	(46,419)	469,174
Principal repayments	(48,698)	—	48,965	267
Borrower Loans sold to third parties	(1,471)	(471,333)	—	(472,804)
Other changes	(314)	—	51	(263)
Change in fair value	(8,546)	—	8,694	148
Balance at June 30, 2024	$307,672	$—	$(305,288)	$2,384

The following tables present additional information about Level 3 Servicing Assets recorded at fair value (in thousands):

Servicing Assets
Balance as of January 1, 2025	14,333
Additions	6,186
Less: Changes in fair value	(5,739)
Balance as of June 30, 2025	$14,780

Servicing Assets
Balance as of January 1, 2024	$13,818
Additions	5,112
Less: Changes in fair value	(5,052)
Balance as of June 30, 2024	$13,878

Servicing Assets
Balance as of April 1, 2025	$13,911
Additions	3,418
Less: Changes in fair value	(2,549)
Balance as of June 30, 2025	14,780

Servicing Assets
Balance as of April 1, 2024	$13,785
Additions	2,609
Less: Changes in fair value	(2,516)
Balance as of June 30, 2024	$13,878

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
The following tables present additional information about Level 3 Loan Trailing Fee Liability measured at fair value on a recurring basis (in thousands):

Loan Trailing Fee Liability
Balance as of January 1, 2025	$3,004
Issuances	1,172
Cash payment of Loan Trailing Fee	(1,293)
Change in fair value	246
Balance as of June 30, 2025	$3,129

Loan Trailing Fee Liability
Balance as of January 1, 2024	$2,942
Issuances	878
Cash payment of Loan Trailing Fee	(1,304)
Change in fair value	373
Balance as of June 30, 2024	$2,889

Loan Trailing Fee Liability
Balance as of April 1, 2025	$2,933
Issuances	650
Cash payment of Loan Trailing Fee	(641)
Change in fair value	187
Balance as of June 30, 2025	$3,129

Loan Trailing Fee Liability
Balance as of April 1, 2024	$2,938
Issuances	390
Cash payment of Loan Trailing Fee	(644)
Change in fair value	205
Balance as of June 30, 2024	$2,889

Significant Recurring Level 3 Fair Value Asset and Liability Input Sensitivity
Key economic assumptions are used to compute the fair value of Borrower Loans. The sensitivity of the fair value to immediate changes in assumptions at June 30, 2025 and December 31, 2024 for Borrower Loans are presented in the following table (in thousands, except percentages).

Borrower Loans:	June 30, 2025	December 31, 2024
Fair value, using the following assumptions:	$266,678	$285,578
Weighted-average discount rate	8.93%	7.70%
Weighted-average default rate	11.67%	13.35%

Fair value resulting from:
100 basis point increase in discount rate	$264,332	$282,980
200 basis point increase in discount rate	262,039	280,443
Fair value resulting from:
100 basis point decrease in discount rate	$269,082	$288,240
200 basis point decrease in discount rate	271,543	290,969

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$264,373	$282,239
Applying a 1.2 multiplier to default rate	262,066	278,916
Fair value resulting from:
Applying a 0.9 multiplier to default rate	$268,984	$288,934
Applying a 0.8 multiplier to default rate	271,287	292,306
Key economic assumptions are used to compute the fair value of Notes. The sensitivity of the fair value to immediate changes in assumptions at June 30, 2025 and December 31, 2024 for Notes funded through the Note Channel are presented in the following table (in thousands, except percentages).

Notes	June 30, 2025	December 31, 2024
Fair value, using the following assumptions:	$264,001	$283,030
Weighted-average discount rate	8.92%	7.70%
Weighted-average default rate	11.55%	13.25%

Fair value resulting from:
100 basis point increase in discount rate	$261,673	$280,451
200 basis point increase in discount rate	259,400	277,934
Fair value resulting from:
100 basis point decrease in discount rate	$266,380	$285,669
200 basis point decrease in discount rate	268,824	288,381

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$261,717	$279,718
Applying a 1.2 multiplier to default rate	259,433	276,422
Fair value resulting from:
Applying a 0.9 multiplier to default rate	$266,282	$286,358
Applying a 0.8 multiplier to default rate	268,563	289,702

Key economic assumptions are used to compute the fair value of Servicing Assets. The sensitivity of the current fair value to immediate changes in assumptions at June 30, 2025 and December 31, 2024 for Servicing Assets are presented in the following table (in thousands, except percentages).

Servicing Assets	June 30, 2025	December 31, 2024
Fair value, using the following assumptions:	$14,780	$14,333
Weighted-average market servicing rate	0.636%	0.635%
Weighted-average prepayment rate	21.95%	18.83%
Weighted-average default rate	12.01%	13.89%

Fair value resulting from:
Market servicing rate increase of 0.025%	$13,836	$13,419
Market servicing rate decrease of 0.025%	15,725	15,247

Fair value resulting from:
Applying a 1.1 multiplier to prepayment rate	$14,510	$14,016
Applying a 0.9 multiplier to prepayment rate	15,050	14,655

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$14,398	$14,052
Applying a 0.9 multiplier to default rate	15,170	14,616
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
The Origination and Sale Agreements contain terms through February 1, 2027. Prosper is required, under the Origination and Sale Agreements, to maintain certain collateral requirements. In addition, pursuant to the Marketing Agreement, the marketing fee that Prosper receives in connection with the origination of each loan is partially reduced by an amount (the “Designated Amount”) calculated as a percentage of the principal amount of such loan based on the aggregate principal amount of loans originated for the applicable month. To the extent the aggregate Designated Amount for all loans originated during any month is less than $100,000 through February 1, 2027, Prosper is required to pay WebBank an amount equal to such deficiency. Accordingly, the minimum fee is $0.6 million for the remaining six months of 2025, $1.2 million in 2026 and $0.1 million in 2027.
Additionally, under the Origination and Sale Agreements, Prosper is required to maintain a minimum net liquidity of $15.0 million at all times during the term of the agreement. Net liquidity is defined as the sum of Cash, Cash Equivalents and

Available for Sale Investments. Violation of this covenant can result in termination of the contract with WebBank. As of June 30, 2025, the Company was in compliance with the covenant.
Transaction Fee Refund Liability
Prosper assumes WebBank’s liability under Utah law to refund the pro-rated amount of any transaction fees collected in excess of 5%, in the event the underlying borrower prepays the loan in full before maturity. For the three months ended June 30, 2025 and 2024 the Company issued $3.8 million and $0.8 million, respectively, in refunds under this obligation. For the six months ended June 30, 2025 and 2024 the Company issued $6.6 million and $1.1 million, respectively, in refunds under this obligation. As of June 30, 2025 and December 31, 2024, the Company accrued $13.4 million and $9.2 million, respectively, related to anticipated future refunds under this obligation.
Loan Purchase Commitments
Under the terms of PFL’s agreement with WebBank, PFL is committed to purchase $16.5 million of Borrower Loans that WebBank originated during the last two business days of the quarter ended June 30, 2025. PFL will purchase these Borrower Loans within the first three business days of the quarter ending September 30, 2025.
Repurchase Obligation
Under the terms of the loan purchase agreements between PFL and investors that participate in the Whole Loan Channel, PFL may, in certain circumstances, become obligated to repurchase a Borrower Loan from an investor. Generally, these circumstances include the occurrence of verifiable identity theft, the failure to properly follow personal loan listing or bidding protocols, or a violation of the applicable federal, state, or local lending laws. The fair value of the indemnification and repurchase obligation is estimated based on historical experience. PFL recognizes a liability for the repurchase and indemnification obligation when the Borrower Loans are issued. Indemnified or repurchased Borrower Loans associated with violations of federal, state, or local lending laws or verifiable identity theft are written off at the time of repurchase or at the time an indemnification payment is made. The maximum potential amount of future payments associated under this repurchase obligation is the outstanding balances of the Borrower Loans issued through the Whole Loan Channel, which as of June 30, 2025 is $3.6 billion. PFL has accrued $0.2 million and $0.3 million as of June 30, 2025 and December 31, 2024, respectively, in regard to this obligation.
Under the terms of the indenture and investor registration agreement, Prosper may, in certain circumstances, become obligated to either repurchase a Note or indemnify the investor for any losses resulting from nonpayment of a Note purchased in the Retail Channel. The decision to repurchase or indemnify is in Prosper’s sole discretion. These circumstances include, but are not limited to, the occurrence of verifiable identity theft, a technical error in the automated bidding tools which results in the purchase of a Note that does not match the investor’s investment criteria, or situations in which a personal loan listing includes a Prosper Rating that is different from the Prosper Rating that should have appeared in the listing for the corresponding Borrower Loan because either PFL inaccurately input data into, or inaccurately applied, the formula for determining the Prosper Rating and, as a result, the interest of the investor is materially and adversely affected. During the six months ended June 30, 2025 the Company repurchased less than $0.1 million of Notes under these circumstances, and has agreed to indemnify additional Notes with an unpaid principal balance of $0.3 million as of June 30, 2025.
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
PFL’s executive officers and directors who are not executive officers participate in its marketplace by placing bids and purchasing Notes. The aggregate amount of the Notes purchased and the income earned by parties deemed to be related parties of PFL for the three and six months ended June 30, 2025 and 2024 are summarized below (in thousands):

	Aggregate Amount of Notes Purchased		Interest Earned on Notes
	Three Months Ended June 30,		Three Months Ended June 30,
Related Party	2025	2024	2025	2024
Executive officers and management	$1	$8	$2	$2
Directors (excluding executive officers and management)	—	—	—	—
Total	$1	$8	$2	$2

	Aggregate Amount of Notes Purchased		Interest Earned on Notes
	Six Months Ended June 30,		Six Months Ended June 30,
Related Party	2025	2024	2025	2024
Executive officers and management	$3	$15	$4	$4
Directors (excluding executive officers and management)	—	—	—	—
Total	$3	$15	$4	$4

The balance of Notes held by officers and directors who are not executive officers are as follows (in thousands):

	Notes Balance as of
Related Party	June 30, 2025	December 31, 2024
Executive officers and management	$37	$48
Directors (excluding executive officers and management)	—	—
Total	$37	$48

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
For the year ended December 31, 2024, our marketplace facilitated $2.2 billion in Borrower Loan originations, of which $2.1 billion were funded through our Whole Loan Channel, representing 92% of the total Borrower Loans originated through our marketplace during this period. From inception through June 30, 2025, our marketplace has facilitated $29.1 billion in Borrower Loan originations, of which $26.2 billion were funded through our Whole Loan Channel, representing 90% of the total Borrower Loans originated through our marketplace during this period. For the three months ended June 30, 2025, our marketplace facilitated $703.4 million in Borrower Loan originations, an increase of 37% from the same period in 2024. The percentage of loans funded through the Whole Loan Channel for the three months ended June 30, 2025 was 94%.
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

Key Operating and Financial Metrics (in thousands)
The following table displays our key operating and financial metrics for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Personal Loan Originations	$703,416	$512,153	$1,274,952	$1,048,982
Transaction Fees, Net	61,252	40,865	113,330	83,836
Personal Loan Serviced Portfolio (1)	3,907,915	3,734,955	3,907,915	3,734,955
Whole Loans Outstanding (1)	3,632,920	3,416,316	3,632,920	3,416,316
Prosper Credit Card Portfolio (1) (2)	374,120	351,120	374,120	351,120
Servicing Fees, Net	7,385	4,297	14,742	10,579
Total Net Revenues	51,650	30,180	94,314	73,673
Net (Loss) Income	(57,727)	(465)	(7,352)	21,830
Adjusted Net Revenue (3)	52,719	30,583	94,657	76,876
Adjusted EBITDA (3)	8,338	(4,802)	6,471	(1,768)
(1) Unpaid principal balance as of June 30
(2) Total of Prosper Allocations, Coastal Allocations and securitized PMCC 2024-1 Credit Card receivables
(3) Adjusted Net Revenue and Adjusted EBITDA are non-GAAP financial measures. For more information regarding these measures and the reconciliation to Total Net Revenue and Net Income (Loss), respectively, the most comparable US GAAP measures, see “Non-GAAP Financial Measures.”

Personal Loan Originations
From inception of the Company through June 30, 2025, a total of 2,285,025 Borrower Loans, totaling $29.1 billion were originated through our marketplace.
For the three months ended June 30, 2025, 42,949 Borrower Loans totaling $703.4 million were originated through our marketplace, compared to 35,200 Borrower Loans totaling $512.2 million during the three months ended June 30, 2024. This represents a unit increase of 22% and a dollar increase of 37%. The originations increase for the quarter ended June 30, 2025 versus the quarter ended June 30, 2024 is primarily due to increased third-party investor demand, an updated underwriting model and lower interest rates in the second quarter of 2025.
Personal loan origination volume by Prosper Rating was as follows for the periods presented (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
	Amount	%	Amount	%	Amount	%	Amount	%
AA	$99.9	14%	$61.2	12%	$183.6	14%	$105.0	10%
A	125.5	18%	76.2	15%	230.1	18%	160.7	15%
B	147.4	21%	101.6	20%	266.2	21%	224.4	22%
C	68.2	9%	50.2	10%	112.5	9%	105.9	10%
D	69.3	10%	52.5	10%	112.6	9%	110.2	11%
E	91.1	13%	72.0	14%	164.6	13%	158.5	15%
HR	—	—%	4.5	1%	—	—%	13.1	1%
Other (1)	102.0	15%	94.0	18%	205.4	16%	171.2	16%
Total	$703.4		$512.2		$1,275.0		$1,049.0
(1) Represents personal loans funded through the Prosper platform via the Whole Loan Channel but not assigned Prosper Ratings.
For the three and six months ended June 30, 2025, compared to the corresponding periods in 2024, Personal Loan originations on the Prosper platform reflect increased originations across all loan ratings except for loans rated HR, as well as personal loans not assigned Prosper ratings. These loans not assigned Prosper ratings are sold only to institutional investors based on specific underwriting criteria and custom risk models developed by those investors. Beginning in the third quarter of 2024, the Prosper platform ceased originations for loans rated HR given limited investor demand for this rating.

Personal Loan Serviced Portfolio and Whole Loans Outstanding
Our Personal Loan serviced portfolio consists of all Borrower Loans that we service both through the Note and Whole Loan Channels. Borrower Loans funded through the Whole Loan Channels include loans that we hold in consolidated trusts, as well as those sold to third parties. Our Personal Loan serviced portfolio increased $173.0 million, or 5%, from June 30, 2024 to June 30, 2025. This increase is primarily due to increased originations for the three and six months ended June 30, 2025, as compared to the corresponding periods in the prior year.
The outstanding balance of Borrower Loans sold through our Whole Loan Channel serves as a primary driver of our Servicing Assets. Whole loans outstanding increased $216.6 million, or 6%, from June 30, 2024 to June 30, 2025, due primarily to the year-over-year increase in originations discussed above.
Prosper Credit Card Portfolio
The Credit Card portfolio consists of the outstanding principal of all Prosper-branded Credit Cards originated through our partnership with Coastal Community Bank (“Coastal”). From June 30, 2024 to June 30, 2025, the principal balance of the Credit Card portfolio increased $23.0 million, or 7%, due to increases in the number of active Credit Cards and cardholder spend during this time.
In November 2024, we completed our first securitization of Credit Card receivables from the Prosper Credit Card portfolio, which is more fully described in Note 7, Securitizations, of the accompanying condensed consolidated financial statements.
Net Income (Loss)
See the section titled “Results of Operations” below, for the discussion on significant changes in Net Income (Loss) year-over-year.

Results of Operations
Overview
The following table summarizes our net income (loss) for the three and six months ended June 30, 2025 and 2024 (in thousands, except percentage):

	Three Months Ended June 30,
	2025	2024	Change	% Change
Total Net Revenues	$51,650	$30,180	$21,470	71%
Total Expenses	109,349	30,619	78,730	257%
Net Loss Before Taxes	(57,699)	(439)	(57,260)	n/m
Income Tax Expense	(28)	(26)	(2)	8%
Net Loss	$(57,727)	$(465)	$(57,262)	n/m
n/m: not meaningful

	Six Months Ended June 30,
	2025	2024	Change	% Change
Total Net Revenues	$94,314	$73,673	$20,641	28%
Total Expenses	101,610	51,791	49,819	96%
Net (Loss) Income Before Taxes	(7,296)	21,882	(29,178)	(133)%
Income Tax Expense	(56)	(52)	(4)	8%
Net (Loss) Income	$(7,352)	$21,830	$(29,182)	(134)%
Total Net Revenues for the three months ended June 30, 2025 increased $21.5 million as compared to the same period in 2024. The increase was largely attributable to a $20.4 million increase in Transaction Fees, Net, primarily as a result of higher personal loan origination volume during this time, as discussed above, as well as a revised WebBank transaction fee starting in June 2024. Additionally, Servicing Fees, Net and Other Revenues increased a combined $4.2 million, due primarily to increased collection fees, Credit Card servicing income and credit referral fees. Change in Fair Value of Financial Instruments contributed a $2.1 million increase to Total Net Revenues, primarily as a result of reduced fair value losses on our Credit Card Derivative, reflective of decreased delinquencies and estimated loss rates, combined with a reduced growth rate of the underlying non-securitized Credit Card portfolio. There was also a $2.0 million increase in Total Interest Income (Expense), Net, due largely to the net interest income generated from the PMCC 2024-1 Credit Card securitization that closed in November 2024. These increases were partially offset by a $7.2 million increase in Loss on Sale of Borrower Loans, primarily as a result of additional incentives provided to whole loan investors (“incentives”) year-over-year.
Total Expenses for the three months ended June 30, 2025 increased $78.7 million as compared to the same period in 2024, primarily due to the Change in Fair Value of Convertible Preferred Stock Warrants, which is in turn driven by changes in the fair value of the underlying Convertible Preferred Stock. Specifically, the loss for the three months ended June 30, 2025 totaled $59.4 million, which compares to a gain of $10.7 million for the corresponding period in 2024, a change of $70.0 million. Additionally, there was a combined $8.9 million increase in Origination and Servicing, Sales and Marketing and General and Administrative expenses, as costs increased in response to higher personal loan originations. Accordingly, the net loss for the three months ended June 30, 2025 increased $57.3 million when compared to the net loss for the three months ended June 30, 2024.

Total Net Revenues for the six months ended June 30, 2025 increased $20.6 million as compared to the same period in 2024. The increase was largely attributable to a $29.5 million increase in Transaction Fees, Net, primarily as a result of higher personal loan origination volume during this time, as discussed above, as well as a revised WebBank transaction fee starting in June 2024. Additionally, Servicing Fees, Net and Other Revenues increased a combined $6.1 million, due primarily to increased collection fees, Credit Card servicing income and credit referral fees. There was also a $5.7 million increase in Total Interest Income (Expense), Net, due largely to the net interest income generated from the PMCC 2024-1 Credit Card securitization that closed in November 2024. These increases were partially offset by a $10.4 million decrease in Total Net Revenues from Change in Fair Value of Financial Instruments, primarily as a result of fair value losses on the Credit Card Derivative and Receivable from Credit Card Partner due to increased charge-offs and an overall decrease in the underlying Credit Card portfolio for the first half of 2025. Finally, there was a $10.3 million increase in Loss on Sale of Borrower Loans, primarily as a result of additional incentives provided to whole loan investors.
Total Expenses for the six months ended June 30, 2025 increased $49.8 million as compared to the same period in 2024, primarily due to the Change in Fair Value of Convertible Preferred Stock Warrants, which is in turn driven by changes in the fair value of the underlying Convertible Preferred Stock. Specifically, the loss for the six months ended June 30, 2025 totaled $2.1 million, which compares to a gain of $38.4 million for the corresponding period in 2024, a change of $40.5 million. This was partially offset by a combined $9.5 million increase in Origination and Servicing, Sales and Marketing and General and Administrative expenses, as costs increased in response to higher personal loan originations. Accordingly, the net loss for the six months ended June 30, 2025 increased $29.2 million when compared to the net income for the six months ended June 30, 2024.
Revenues
The following table summarizes our revenues for the six months ended June 30, 2025 and 2024 (in thousands, except percentages):

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
Operating Revenues:
Transaction Fees, Net	$61,252	$40,865	$20,387	50%
Servicing Fees, Net	7,385	4,297	3,088	72%
Loss on Sale of Borrower Loans	(15,671)	(8,436)	(7,235)	(86)%
Other Revenues	2,807	1,690	1,117	66%
Total Operating Revenues	55,773	38,416	17,357	45%

Interest Income (Expense):
Interest Income on Financial Instruments	21,066	22,106	(1,040)	(5)%
Interest Expense on Financial Instruments	(15,432)	(18,436)	3,004	16%
Total Interest Income (Expense), Net	5,634	3,670	1,964	54%
Change in Fair Value of Financial Instruments	(9,757)	(11,906)	2,149	18%
Total Net Revenues	$51,650	$30,180	$21,470	71%

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
Operating Revenues:
Transaction Fees, Net	$113,330	$83,836	$29,494	35%
Servicing Fees, Net	14,742	10,579	4,163	39%
Loss on Sale of Borrower Loans	(29,247)	(18,940)	(10,307)	(54)%
Other Revenues	4,996	3,056	1,940	63%
Total Operating Revenues	103,821	78,531	25,290	32%

Interest Income (Expense):
Interest Income on Financial Instruments	44,367	46,342	(1,975)	(4)%
Interest Expense on Financial Instruments	(31,761)	(39,461)	7,700	20%
Total Interest Income (Expense), Net	12,606	6,881	5,725	83%
Change in Fair Value of Financial Instruments	(22,113)	(11,739)	(10,374)	(88)%
Total Net Revenues	$94,314	$73,673	$20,641	28%
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
Transaction Fees, Net increased $20.4 million, or 50%, and $29.5 million, or 35%, for the three and six months ended June 30, 2025, respectively, as compared to the corresponding periods in 2024. These increases are primarily due to the increased personal loan originations discussed above, as well as revisions to the WebBank transaction fee schedule starting in June 2024. Under the revised WebBank transaction fee schedule, transaction fees now range from 1.0% to 9.99%, depending on the term and credit grade of the Borrower Loan, as compared to 1.0% to 7.99% under the previous schedule. Transaction fees above 5.0% are refundable on a pro-rated basis upon the full prepayment of the related Borrower Loan prior to maturity under Utah law, where WebBank is domiciled, and thus the impact of these increased transaction fees is reduced by expected refunds.
In addition, we recognized approximately $5.7 million and $11.5 million in program fees under our Credit Card product for the three and six months ended June 30, 2025, respectively, both of which represented a $0.2 million increase from the corresponding period in 2024.
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

The increase of $3.1 million, or 72%, in Servicing Fees for the three months ended June 30, 2025, as compared to the corresponding period in 2024, is primarily due to a $1.4 million increase in net collections and debt sale fees, as we continue to enhance our Personal Loan and Credit Card collections and recovery efforts, which includes entering into more settlement agreements with borrowers and cardholders. There was also a $1.3 million increase from changes in the fair value of the net Credit Card servicing obligation. For the three months ended June 30, 2025, the outstanding balance of non-securitized Credit Card receivables decreased, resulting in a reduction in the related Credit Card servicing obligation and a positive impact to Servicing Fees. Since the PMCC 2024-1 securitization transaction did not close until November 2024, for the same period in 2024, the non-securitized Credit Card portfolio increased, and thus there was a negative impact to Servicing Fees from changes in the fair value of the Credit Card servicing obligation. Finally, there was a $0.3 million increase in Personal Loan servicing revenue from servicing fees collected, net of amortization of the Servicing Asset, reflective of the growth in the underlying servicing book discussed above.
The increase of $4.2 million, or 39%, in Servicing Fees for the six months ended June 30, 2025, as compared to the corresponding period in 2024, is primarily due to a $3.4 million increase in net collections and debt sale fees, due largely to the enhanced Personal Loan and Credit Card collections and recovery efforts discussed above. In addition, there was a $0.8 million increase from changes in the fair value of the net Credit Card servicing obligation as a result of the decrease in the outstanding balance of non-securitized Credit Card receivables for the six months ended June 30, 2025. This compares to the same period in 2024, when the non-securitized Credit Card portfolio increased.
Loss on Sale of Borrower Loans
Loss on Sale of Borrower Loans consists of incentives provided at the time Borrower Loans are sold through the Whole Loan Channel, net of any gains recognized on those sales, primarily related to the recognition of additional Servicing Assets. Since 2022, due to market volatility and incentives offered by competitors, we started providing additional incentives to our investors. For the three and six months ended June 30, 2025, these incentives increased $8.2 million and $11.6 million, respectively, from the corresponding periods in the prior year. Excluding the impact of these incentives, the remaining changes in Loss on Sale of Borrower Loans for the three and six months ended June 30, 2025 as compared to the same periods in 2024, were an increased gain of $1.0 million and $1.3 million, respectively, primarily due to the recognition of additional Servicing Assets upon the sale of Borrower Loans through the Whole Loan Channel.
Other Revenues
Other Revenues consists primarily of credit referral fees. Credit referral fees are earned from partner companies for the referral of customers on our platform, and accounted for the majority of the increases of $1.1 million and $1.9 million, respectively, in Other Revenues for the three and six months ended June 30, 2025, as compared to the corresponding periods in 2024.
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
The increase of $2.0 million, or 54%, in Total Interest Income (Expense), Net for the three months ended June 30, 2025, as compared to the corresponding period in 2024, is primarily due to a $4.2 million increase in Total Interest Income (Expenses), Net generated from the Receivable from Credit Card Partner, less interest expense and setup cost amortization incurred on the related Notes Issued by Securitization Trust, following the PMCC 2024-1 securitization in November 2024. This increase was partially offset by a combined $2.0 million decrease in Total Interest Income (Expense), Net generated from securitized Borrower Loans, net of interest expense and setup cost amortization incurred on the Notes Issued by Securitization Trust during this period. This decrease is reflective of the reduced average outstanding balance of loans held in these consolidated trusts year-over-year, as well as the related decrease in the associated financing liabilities due to principal repayments.
The increase of $5.7 million, or 83%, in Total Interest Income (Expense), Net for the six months ended June 30, 2025, as compared to the corresponding period in 2024, is primarily due to a $9.2 million increase in Total Interest Income (Expenses), Net generated from the underlying credit card receivables included within Receivable from Credit Card Partner, less interest expense and setup cost amortization incurred on the related Notes Issued by Securitization Trust, following the PMCC 2024-1 securitization in November 2024. This increase was partially offset by a combined $3.1 million decrease in Total

Interest Income (Expense), Net generated from (i) Loans Held for Sale, net of interest expense and setup cost amortization on the Warehouse Lines, and (ii) securitized Borrower Loans, net of interest expense and setup cost amortization incurred on the Notes Issued by Securitization Trust during this period. This decrease is reflective of the reduced average outstanding balance of loans held in these consolidated trusts year-over-year, as well as the related decrease in the associated financing liabilities due to principal repayments. In addition, Total Interest Income (Expense), Net from collections bank accounts, servicing revenue related to fractional Notes, and Borrower Loans we hold for investment decreased a combined $0.4 million from the prior year.
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
We used Warehouse Lines to finance the purchase of Loans Held for Sale for the purpose of earning net interest income and contributing to securitization transactions. Loans Held for Sale consisted primarily of loans held in warehouse trusts. Changes in the fair value of Loans Held for Sale were not offset by changes in the fair value of Warehouse Lines because Warehouse Lines were carried at amortized cost. As discussed below and in Note 11, Debt, of the accompanying condensed consolidated financial statements, we terminated our two existing Warehouse Lines in September 2023 and March 2024, respectively, and securitized the related Loans Held for Sale. Because of the securitizations, these loans are now classified as Borrower Loans on our consolidated balance sheets.
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

	Six Months Ended June 30
	2025	2024
Borrower Loans - Securitization(1):
AA	24%	26%
A	30%	28%
B	23%	22%
C	11%	12%
D	6%	6%
E	5%	5%
HR	1%	1%
Total	100%	100%
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
As the sole sponsor of PMCC 2024-1, we are entitled to any residual cash flows it generates, and estimate the fair value of that residual interest using a discounted cash flow analysis based upon valuation assumptions generally similar to those used to value the Credit Card Derivative, adjusted to reflect the specific characteristics of the securitized Credit Card receivables underlying the Receivable from Credit Card Partner. That residual interest fair value is then added to the securitization advance rate applied to the outstanding balance of the Credit Card receivables to calculate the estimated fair value of Receivable from Credit Card Partner. Consistent with securitized Borrower Loans, Notes issued by PMCC 2024-1 are carried at amortized cost on the accompanying consolidated balance sheets, and thus do not impact the Change in Fair Value of Financial Instruments.
For both the Credit Card Derivative and Receivable from Credit Card Partner, changes in the fair value should generally fluctuate in line with changes in the underlying portfolio and charge-off levels, but could also be impacted by changes in fair value assumptions, such as expected credit performance, prepayment rates and implied market discount rates.
Fluctuation Analysis
For the three months ended June 30, 2025 and 2024, the Change in Fair Value of Financial Instruments were losses of $9.8 million and $11.9 million, respectively. The decrease in the loss for this period was largely driven by the impact of the Credit Card Derivative and securitized Borrower Loans, partially offset by the Receivable from Credit Card Partner. For the Credit Card Derivative, fair value changes related to future cash flows resulted in a loss of $0.5 million, and the net impact of realized transactions resulted in a loss of $2.7 million. This compares to the corresponding period in the prior year, in which fair value changes resulted in a loss of $2.2 million, and the net impact of realized transactions resulted in a loss of $2.9 million. In general, these changes reflect a decrease in estimated loss rates and a reduction in the size of the underlying Credit Card portfolio for the three months ended June 30, 2025. As growth rates have slowed, the impact of fair value changes has decreased year-over-year.
The impact from decreased losses on the Credit Card Derivative was offset by the $4.9 million loss we recognized on the Receivable from Credit Card Partner for the three months ended June 30, 2025, primarily due to $4.5 million in net charge-offs. As the outstanding balance of the securitized Credit Card receivables is not expected to change significantly in the near future, due to the contractual ratio of Notes Issued by PMCC 2024-1 to outstanding receivables, we expect fair value changes to primarily consist of net charge-offs.

These increased net Credit Card losses for the three months ended June 30, 2025, were partially offset by decreased net losses from securitized Borrower Loans year-over-year, due primarily to lower estimated loss rates from the start of 2025 and the overall decrease in the average balance of loans held in consolidated securitization trusts year-over-year, as these loans continue to season. For securitized Borrower Loans, the loss from changes in fair value for the three months ended June 30, 2025 was $2.1 million, due to a $2.3 million gain from fair value adjustments, offset by $4.3 million in net charge-offs. This compares to the corresponding period in 2024, when there was a loss from changes in fair value of $7.0 million, due primarily to a $0.4 million loss from fair value adjustments, and $6.6 million in net charge-offs.
The net impact to the Change in Fair Value of Financial Instruments for fractional Borrower Loans and Notes (as well as the population of whole loans that are owned directly by our wholly-owned subsidiary PFL) was a $0.4 million loss for the three months ended June 30, 2025, due to the borrower payment-dependent structure described above, offset by certain timing factors related to the receipt of borrower payments. During the same period in 2024, the net impact from these fractional Borrower Loans and Notes (as well as the population of whole loans that are owned directly by PFL) was a $0.1 million gain.
For the six months ended June 30, 2025 and 2024, the Change in Fair Value of Financial Instruments were losses of $22.1 million and $11.7 million, respectively. The increase in the loss for this period was largely driven by the impact of the Credit Card Derivative and Receivable from Credit Card Partner, due primarily to a reduction in the growth of the underlying Credit Card portfolio, and an increase in net charge-offs. For the Credit Card Derivative, fair value changes related to future cash flows resulted in a loss of $2.3 million, and the net impact of realized transactions resulted in a loss of $7.4 million for the six months ended June 30, 2025. This compares to the corresponding period in the prior year, in which fair value changes resulted in a gain of $6.9 million, and the net impact of realized transactions resulted was a loss of $5.6 million. Fair value changes for the six months ended June 30, 2024 were also inclusive of the impact of a change in estimate related to the application of a single discount rate to all components of the Credit Card Derivative starting in 2024. This change in estimate resulted in a fair value increase of approximately $8.5 million for the six months ended June 30, 2024.
For the six months ended June 30, 2025, we recognized a $7.0 million loss from changes in fair value related to the Receivable from Credit Card Partner, primarily consisting of $6.7 million in net charge-offs.
These increased Credit Card losses for the three months ended June 30, 2025, were partially offset by lower net losses from securitized Borrower Loans and Loans Held for Sale year-over-year, due primarily to lower estimated loss rates from the start of 2025 and the overall decrease in the average balance of loans held in consolidated warehouse and securitization trusts year-over-year, as these loans continue to season. For securitized Borrower Loans, the loss from changes in fair value for the six months ended June 30, 2025 was $5.2 million, due to a $4.6 million gain from fair value adjustments, offset by $9.9 million in net charge-offs. This compares to securitized Borrower Loans and Loans Held for Sale in the corresponding period in 2024, when there was a combined loss from changes in fair value of $12.5 million, due primarily to a $4.1 million gain from fair value adjustments, offset by $16.6 million in net charge-offs.
The net impact to the Change in Fair Value of Financial Instruments for fractional Borrower Loans and Notes (as well as the population of whole loans that are owned directly by our wholly-owned subsidiary PFL) was a $0.2 million loss for the six months ended June 30, 2025, due to the borrower payment-dependent structure described above, offset by certain timing factors related to the receipt of borrower payments. During the same period in 2024, the net impact from these fractional Borrower Loans and Notes (as well as the population of whole loans that are owned directly by PFL) was a $0.5 million loss.

The following table details the changes in fair value of our financial instruments for the three and six months ended June 30, 2025 and 2024, respectively (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Assets:
Borrower Loans	$(5,614)	$(15,534)	$(13,948)	$(24,353)
Loans Held for Sale	—	—	—	(2,263)
Credit Card Derivative (includes gains and losses from settled transactions)	(3,199)	(5,066)	(9,647)	1,275
Receivable from Credit Card Partner	(4,912)	—	(7,011)	—
SOFR rate swaption (included in Prepaid and Other Assets)		—		38

Liabilities:
Notes	3,968	8,694	8,493	13,566
Total	$(9,757)	$(11,906)	$(22,113)	$(11,737)
Expenses
The following tables summarize our expenses for the three and six months ended June 30, 2025 and 2024 (in thousands, except percentages):

	Three Months Ended June 30,
	2025	2024	Change	% Change
Expenses
Origination and Servicing	$11,967	$11,013	$954	9%
Sales and Marketing	14,517	11,773	2,744	23%
General and Administrative - Research and Development	5,410	2,769	2,641	95%
General and Administrative - Other	15,976	13,382	2,594	19%
Change in Fair Value of Convertible Preferred Stock Warrants	59,359	(10,664)	70,023	657%
Interest Expense on Term Loan	2,979	3,259	(280)	(9)%
Other Income, Net	(859)	(913)	54	(6)%
Total Expenses	$109,349	$30,619	$78,730	257%

	Six Months Ended June 30,
	2025	2024	Change	% Change
Expenses
Origination and Servicing	$23,642	$22,946	$696	3%
Sales and Marketing	27,949	25,816	2,133	8%
General and Administrative - Research and Development	10,131	6,959	3,172	46%
General and Administrative - Other	33,349	29,882	3,467	12%
Change in Fair Value of Convertible Preferred Stock Warrants	2,133	(38,388)	40,521	106%
Interest Expense on Term Loan	6,055	6,479	(424)	(7)%
Other Income, Net	(1,649)	(1,903)	254	(13)%
Total Expenses	$101,610	$51,791	$49,819	96%
The following table reflects full-time employees as of June 30, 2025 and 2024 by functional area:

	June 30, 2025	June 30, 2024
Origination and Servicing	90	92
Sales and Marketing	23	29
General and Administrative - Research and Development	104	95
General and Administrative - Other	165	180
Total Headcount	382	396
Origination and Servicing
Origination and Servicing costs consist primarily of salaries, benefits and stock-based compensation expense related to our capital markets, collections, customer support and payment processing employees and vendor costs associated with facilitating and servicing personal loans and our Credit Card product. The increase for the three months ended June 30, 2025 of $1.0 million, or 9%, as compared to the corresponding period in 2024 is primarily due to a $0.9 million increase in compensation costs, driven largely by the elimination of the 2023 corporate bonus accrual in the second quarter of 2024. There was also a $0.5 million increase in depreciation due to the increase in the balance of internal-use software during this time. These increases were partially offset by a $0.5 million decrease in servicing and origination costs, particularly those related to our Credit Card product, as we achieved efficiencies and reduced our spend on vendors.
The decrease for the six months ended June 30, 2025 of $0.7 million, or 3%, as compared to the corresponding period in 2024 is primarily due to a $0.9 million increase in compensation costs, driven largely by the elimination of the 2023 corporate bonus accrual in the second quarter of 2024. There was also a $0.8 million increase in depreciation due to the increase in the balance of internal-use software during this time. These increases were partially offset by a $0.8 million decrease in servicing and origination costs, particularly those related to our Credit Card product, as we increased efficiencies and reduced our expenditures on vendors.
Sales and Marketing
Sales and Marketing costs consist primarily of affiliate marketing, search engine marketing, online and offline campaigns, email marketing, public relations and direct mail marketing, as well as compensation expenses such as wages, benefits and stock-based compensation for the employees who support these activities. For the three months ended June 30, 2025, the increase of $2.7 million, or 23%, from the corresponding period in the prior year is due primarily to an overall increase in marketing and advertising costs, which is generally in line with the increase in personal loan originations during this time. This includes an increase in marketing partnership costs of $3.1 million and direct mail marketing costs of $0.4 million. This increase in marketing and advertising costs was partially offset by a $0.7 million decrease in compensation expense, primarily due to the decrease in headcount from the prior year.
For the six months ended June 30, 2025, the increase of $2.1 million, or 8%, from the corresponding period in the prior year is due primarily to an overall increase in marketing and advertising costs, which is generally in line with the increase in personal loan originations during this time. This primarily consists of an increase in marketing partnership costs of $2.9 million. This increase in marketing and advertising costs was partially offset by a $0.6 million decrease in compensation expense, primarily due to the decrease in headcount from the prior year.
General and Administrative - Research and Development
General and Administrative - Research and Development costs consist primarily of salaries, benefits and stock-based compensation expense related to our engineering and product development employees, as well as related vendor costs. The increase in General and Administrative – Research and Development for the three months ended June 30, 2025, of $2.6 million, or 95%, from the corresponding period in the prior year is primarily due to a $2.7 million increase in compensation costs, driven by increased headcount, as well as the elimination of the 2023 corporate bonus accrual in the second quarter of 2024. This was partially offset by an increase of $0.2 million in capitalized internal-use software and web development costs (decreasing the expense). Specifically, these capitalized costs were $3.8 million and $3.6 million for the three months ended June 30, 2025 and 2024, respectively.
The increase in General and Administrative – Research and Development costs for the six months ended June 30, 2025, of $3.2 million, or 46%, from the corresponding period in the prior year is primarily due to a $3.2 million increase in compensation costs, driven by increased headcount, as well as the elimination of the 2023 corporate bonus accrual in the second quarter of 2024. This was partially offset by an increase of $0.2 million in capitalized internal-use software and web development costs (decreasing the expense). Specifically, these capitalized costs were $7.5 million and $7.3 million for the three months ended June 30, 2025 and 2024, respectively.

General and Administrative - Other
General and Administrative - Other expenses consist primarily of salaries, benefits and stock-based compensation expense related to our accounting, finance, risk, legal, compliance, human resources and facilities employees, professional fees related to legal and accounting and facilities expenses. The increase in General and Administrative - Other expenses for the three months ended June 30, 2025 of $2.6 million from the corresponding period in the prior year is primarily due to a $3.6 million increase in compensation expense, driven largely by the elimination of the 2023 corporate bonus accrual in the second quarter of 2024. This is partially offset by a $0.5 million loss on disposal of equipment recorded in April 2024, related to the exit from our former data center in Las Vegas, NV. As this equipment was used primarily for general operations, it was considered general and administrative in nature. There were no such exit activities in the three months ended June 30, 2025, and no loss on disposal of equipment was recorded. In part due to these prior year exit activities, there was also a combined $0.4 million decrease in depreciation and amortization, as well as facilities costs, for the three months ended June 30, 2025, as compared to the corresponding period in 2024.
The increase in General and Administrative - Other expenses for the six months ended June 30, 2025 of $3.5 million from the corresponding period in the prior year is primarily due to a $4.2 million increase in compensation expense, driven largely by the elimination of the 2023 corporate bonus accrual in the second quarter of 2024. In addition, there were increases of $0.5 million in software and subscription costs and $0.2 million in cloud computing costs (net of cost savings from data center rent and hardware maintenance from exiting our data center facilities in 2024), in order to support the growth in our operations. These increases were partially offset by (a) the $0.5 million loss on disposal of equipment in 2024 (discussed above), (b) a $0.4 million decrease in depreciation and amortization, primarily as a result of disposing equipment associated with our previous data center facilities and (c) a $0.2 million decrease in insurance costs.
Change in Fair Value of Convertible Preferred Stock Warrants
Change in Fair Value of Convertible Preferred Stock Warrants was a loss of $59.4 million and a loss of $2.1 million for the three and six months ended June 30, 2025, respectively, due to an increase in the fair value of the underlying Convertible Preferred Stock for those periods. Change in Fair Value of Convertible Preferred Stock Warrants was a gain of $10.7 million and a gain of $38.4 million for the three and six months ended June 30, 2024, respectively, due to a decrease in the fair value of the underlying Convertible Preferred Stock for those periods.
Interest Expense on Term Loan
We incurred interest costs of $3.0 million and $6.1 million for the three and six months ended June 30, 2025, respectively, and $3.3 million and $6.5 million for the three and six months ended June 30, 2024, respectively, related to our Term Loan. Refer to Note 11, Debt, of the accompanying condensed consolidated financial statements for further information on the Term Loan, including details on the interest rates and the repayment schedule. Interest costs decreased year-over-year primarily due to the decrease in the unpaid principal on the Term Loan following contractual quarterly repayments totaling $7.5 million from December 2024 to June 2025. Those were the first repayments under the Term Loan since we entered into the related Credit Agreement in November 2022.
Other Income, Net
Other Income, Net was $0.9 million and $1.6 million for the three and six months ended June 30, 2025, and primarily consists of interest income on cash and cash equivalents, sublease income and other miscellaneous items. The $0.1 million and $0.3 million decreases in Other Income, Net, for the three and six ended June 30, 2025, as compared to the corresponding periods in the prior year, was primarily attributable to decreases in interest income driven by lower average interest rates.
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
Because of these limitations, you should consider Adjusted Net Revenue alongside other financial performance measures, including Total Net Revenue and our financial results presented in accordance with U.S. GAAP. The following table presents a reconciliation of Total Net Revenue to Adjusted Net Revenue for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total Net Revenue	$51,650	$30,180	$94,314	$73,673
Impact of Interest Rates on Fair Value of Loans Held in Consolidated Trusts (1)	1,069	403	343	2,470
Accelerated Amortization of PWIT Debt Issuance Costs (2)	—	—	—	733
Adjusted Net Revenue	$52,719	$30,583	$94,657	$76,876
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
We consider Adjusted EBITDA to be a helpful indicator of the operational strength and performance of our business and a good measure of our historical operating trends. Management uses Adjusted EBITDA, among other things, to understand and compare operating results across accounting periods, to evaluate our operations and financial performance and for internal planning and forecasting purposes. Inclusion of Adjusted EBITDA is intended to provide investors with insight into the manner in which management views the performance of the Company, enhance investors’ evaluation of our operating results, and to facilitate meaningful comparisons of our results between periods. This non-GAAP financial measure should not be considered an alternative to, or more meaningful than, the GAAP financial information provided herein.
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
The following table presents a reconciliation of Net Income (Loss) to Adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net (Loss) Income	$(57,727)	$(465)	$(7,352)	$21,830
Depreciation expense:
Servicing and Origination	2,785	2,281	5,464	4,673
General and Administration - Other	232	367	500	855
Amortization of Intangibles	—	22	—	42
Stock-Based Compensation	349	417	676	809
Impairment of Long-Lived Assets	—	387	—	387
Change in the Fair Value of Convertible Preferred Stock Warrants	59,359	(10,664)	2,133	(38,388)
Impact of Interest Rates on Fair Value of Loans Held in Consolidated Trusts	1,069	403	343	2,470
Interest Income on Cash and Cash Equivalents	(736)	(835)	(1,404)	(1,710)
Interest Expense on Term Loan	2,979	3,259	6,055	6,479
Accelerated Amortization of PWIT Debt Issuance Costs	—	—	—	733
Income Tax Expense	28	26	56	52
Adjusted EBITDA	$8,338	$(4,802)	$6,471	$(1,768)
The increase in Adjusted EBITDA for the three and six months ended June 30, 2025, as compared to the corresponding periods in 2024, is primarily reflective of increased Transaction Fees, Net, driven by the increase in personal loan originations during this time and the revised WebBank transaction fee schedule starting in June 2024, partially offset by increased incentives provided to whole loan investors. For the six months ended June 30, 2025, there were also increased fair value losses year-over-year, primarily related to the Credit Card product, as discussed above. Additionally, expenses increased for both periods in response to the higher personal loan originations, as well as the elimination of the 2023 bonus accrual in the second quarter of 2024.
Expenses on the condensed consolidated statements of operations include the following amounts of stock-based compensation expense for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Origination and Servicing	$27	$24	$55	$43
Sales and Marketing	18	119	35	232
General and Administrative	304	274	586	534
Total Stock-Based Compensation Expense	$349	$417	$676	$809
Segment Net Revenues, Adjusted Net Revenue and Adjusted EBITDA
Refer to Note 20, Segments, of the accompanying condensed consolidated financial statements for details on our segment reporting, including reconciliations of segment net revenues to segment Adjusted Net Revenue, and segment Adjusted EBITDA to Net Income (Loss) Before Income Taxes. The following table summarizes our segment net revenues, segment Adjusted Net Revenue and segment Adjusted EBITDA for the periods presented (in thousands, except percentages).

	Three Months Ended June 30,
	2025	2024	Change	% Change
Segment Net Revenues
Personal Loan	$50,040	$30,857	$19,183	62%
Home Equity	269	408	(139)	(34)%
Credit Card	1,341	(1,085)	2,426	n/m
Subtotal - Reportable Segments	$51,650	$30,180	$21,470	71%

Segment Adjusted Net Revenue
Personal Loan	$51,109	$31,260	$19,849	63%
Home Equity	269	408	(139)	(34)%
Credit Card	1,341	(1,085)	2,426	n/m
Subtotal - Reportable Segments	$52,719	$30,583	$22,136	72%

Segment Adjusted EBITDA
Personal Loan	$14,314	$3,854	$10,460	271%
Home Equity	(70)	75	(145)	n/m
Credit Card	(5,906)	(8,731)	2,825	32%
Subtotal - Reportable Segments	$8,338	$(4,802)	$13,140	n/m

	Six Months Ended June 30,
	2025	2024	Change	% Change
Segment Net Revenues
Personal Loan	$90,507	$61,825	$28,682	46%
Home Equity	542	705	(163)	(23)%
Credit Card	3,265	11,143	(7,878)	(71)%
Subtotal - Reportable Segments	$94,314	$73,673	$20,641	28%

Segment Adjusted Net Revenue
Personal Loan	$90,850	$65,028	$25,822	40%
Home Equity	542	705	(163)	(23)%
Credit Card	3,265	11,143	(7,878)	(71)%
Subtotal - Reportable Segments	$94,657	$76,876	$17,781	23%

Segment Adjusted EBITDA
Personal Loan	18,065	2,836	$15,229	537%
Home Equity	(157)	119	(276)	n/m
Credit Card	(11,437)	(4,723)	(6,714)	(142)%
Subtotal - Reportable Segments	$6,471	$(1,768)	$8,239	n/m
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
Personal Loan
For the three months ended June 30, 2025, Personal Loan segment net revenues increased $19.2 million, or 62%, as compared to the corresponding period in 2024, primarily as a result of (a) a $20.4 million increase in Transaction Fees, Net, due to the impact from higher personal loan origination volume during this time, as well as the revised WebBank transaction fee schedule starting in in June 2024; (b) a $5.2 million increase in net revenues from Change in Fair Value of Financial Instruments related primarily to securitized Borrower Loans, as described above; (c) a $2.4 million increase in Servicing Fees, Net, due primarily to the year-over-year increase in net collections and debt sale fees, as well as personal loan servicing revenues, as discussed above; and (d) a $0.7 million increase in Other Revenues, due primarily to additional credit referral fees generated from our partners. These increases were partially offset by (e) a $7.2 million decrease in net revenues from Loss on Sale of Borrower Loans, due primarily to an increase in incentives provided to our investors year-over-year; and (f) a $2.3 million decrease in Total Interest Income (Expense), Net, due primarily to the decrease in the average outstanding principal balance of loans held in securitization trusts during this time.
For the six months ended June 30, 2025, Personal Loan segment net revenues increased $28.7 million, or 46%, as compared to the corresponding period in 2024, primarily as a result of (a) a $29.6 million increase in Transaction Fees, Net, due to the impact from higher personal loan origination volume during this time, as well as the revised WebBank transaction fee schedule starting in June 2024; (b) a $7.6 million increase in net revenues from Change in Fair Value of Financial Instruments related to Borrower Loans, Loans Held for Sale and Notes, as described above; (c) a $3.9 million increase in Servicing Fees, Net, due primarily to the year-over-year increase in net collections and debt sale fees, partially offset by the decrease in personal loan servicing revenues, as discussed above; and (d) a $1.4 million increase in Other Revenues, due primarily to additional credit referral fees generated from our partners. These increases were partially offset by (e) a $10.3 million decrease in net revenues from Loss on Sale of Borrower Loans, due primarily to an increase in incentives provided to our whole loan investors year-over-year; and (f) a $3.6 million decrease in Total Interest Income (Expense), Net, due primarily to the decrease in the average outstanding principal balance of loans held in consolidated warehouse and securitization trusts.

Adjusted Net Revenue associated with the Personal Loan segment increased $19.8 million and $25.8 million for the three and six months ended June 30, 2025, as compared to the corresponding periods in 2024. This is reflective of the same factors that drove the increases in net revenues discussed above, excluding the impact of (a) interest rates on the fair value of loans held in consolidated trusts, and (b) accelerated recognition of debt issuance costs upon the termination of the PWIT Warehouse Line in March 2024 (impacts the six month period ended June 30, 2024, only).
Adjusted EBITDA associated with the Personal Loan segment increased $10.5 million and $15.2 million for the three and six months ended June 30, 2025, respectively, as compared to the corresponding periods in 2024. These increases are primarily reflective of the same factors that drove the increase in net revenues and Adjusted Net Revenue discussed above, partially offset by increases of $9.4 million and $10.6 million in segment operating expenses year-over-year for the three and six months ended June 30, 2025, respectively. These increases in segment operating expenses include marketing and cloud computing costs, in response to the increase in personal loan originations during this time. They also include increases in personnel costs, primarily as a result of the reversal of the 2023 bonus accrual in the second quarter of 2024.
Home Equity
Home Equity segment net revenues and segment Adjusted Net Revenue decreased year-over-year for the three and six months ended June 30, 2025, due to lower broker fees. Home Equity segment net revenues consist of broker fees from our lending partners, and Adjusted EBITDA is reflective of these net revenues, offset by operating expenses. Home Equity segment operating expenses increased less than $0.1 million and $0.1 million for the three and six months ended June 30, 2025, respectively, as compared to the same periods in 2024, as we reduced capitalized costs year-over-year related to the development of the Home Equity products.
Credit Card
For the three months ended June 30, 2025, Credit Card segment net revenues and Segment Adjusted Net Revenues increased $2.4 million as compared to the corresponding period in 2024, primarily as a result of (a) a $4.2 million increase in Total Interest Income (Expense), Net, from the Credit card receivables that are now effectively consolidated on our balance sheet through the Receivable from Credit Card Partner, less the interest expense on the related Notes Issued by Securitization Trust; (b) a $0.7 million increase in Servicing Fees, Net, due primarily to the decrease in the Credit Card servicing obligation, as discussed above, partially offset by increased collection agency expenses; and (c) a $0.4 million increase in Other Revenues, due primarily to additional fees earned from our banking partner, Coastal. These increases were partially offset by a $3.0 million decrease in net revenues from Change in Fair Value of Financial Instruments, related to the Receivable from Credit Card Partner, partially offset by the Credit Card Derivative, as discussed above. Generally, this increase in fair value losses is reflective of lower growth rates within the underlying Credit Card portfolio, as well as increased charge-offs. Between the Credit Card Derivative and Receivable from Credit Card Partner, the impact of fair value changes related to estimated future cash flows resulted in a $1.3 million increase in net revenues, which was offset by $4.4 million decrease from the impact of realized transactions.
For the six months ended June 30, 2025, Credit Card segment net revenues and Segment Adjusted Net Revenues decreased $7.9 million, or 71%, as compared to the corresponding period in 2024, primarily as a result of a $17.9 million decrease in net revenues from Change in Fair Value of Financial Instruments, related to both the Credit Card Derivative and Receivable from Credit Card Partner, as discussed above. Generally, this increase in fair value losses is reflective of lower growth rates within the underlying Credit Card portfolio, as well as increased charge-offs. It also reflects the change in estimate related to the application of a single discount rate to all components of the Credit Card Derivative starting in 2024. This change in estimate resulted in a fair value increase of approximately $8.5 million for the six months ended June 30, 2024. Between the Credit Card Derivative and Receivable from Credit Card Partner, the impact of fair value changes related to estimated future cash flows accounted for approximately $9.5 million of this decrease, while the impact of realized transactions accounted for approximately $8.4 million of the decrease. The impact from Change in Fair Value of Financial Instruments, was partially offset by a $9.3 million increase in Total Interest Income (Expense), Net, from the Credit Card receivables that are now effectively consolidated on our balance sheet through the Receivable from Credit Card Partner, less the interest expense on the related Notes Issued by Securitization Trust. Finally, Other Revenues increased $0.5 million due primarily to additional fees earned from our banking partner, Coastal, and Servicing Fees, Net, increased $0.2 million as a result of the decrease in the Credit Card servicing obligation discussed above, partially offset by increased collection agency expenses.

Adjusted EBITDA associated with the Credit Card segment increased $2.8 million and decreased $6.7 million for the three and six months ended June 30, 2025, respectively, as compared to the corresponding periods in 2024. For the three months ended June 30, 2025, this increase is reflective of the $2.4 million increase in segment net revenues and Segment Adjusted Net Revenues, as discussed above, as well as a $0.4 million decrease in segment operating expenses, primarily driven by reduced marketing and third-party servicing costs in response to reduced growth, partially offset by a decrease in capitalized costs. For the six months ended June 30, 2025, this decrease is reflective of the $7.9 million decrease in segment net revenues and Segment Adjusted Net Revenues, as discussed above, partially offset by a $1.2 million decrease in segment operating expenses. This decrease in segment operating expenses is primarily driven by reduced marketing costs in response to reduced growth in the Credit Card portfolio, partially offset by a decrease in capitalized costs.
LIQUIDITY AND CAPITAL RESOURCES
We have incurred operating losses in prior periods and may continue to incur net losses in the future. For the three months ended June 30, 2025 and 2024, we incurred a net loss of $57.7 million and $0.5 million, respectively. For the six months ended June 30, 2025 and 2024, we incurred a net loss of $7.4 million and recognized net income of $21.8 million, respectively. This includes the impact from Change in Fair Value of Convertible Preferred Stock Warrants, a non-cash item. Additionally, from our inception through June 30, 2025, we have an accumulated deficit of $651.6 million.
We believe our liquidity needs for the next twelve months, and for the foreseeable future beyond that period, can be met through transaction fees, servicing fees, net interest income, other revenue, proceeds from sales of loans and securitizations, realized gains from the Credit Card portfolio and Cash and Cash Equivalents. Management monitors our financial results and operations. If the anticipated financial results are not achieved or we fail to maintain compliance with the debt covenants under our Term Loan, our sources of liquidity may not be sufficient to meet our operating and liquidity requirements without obtaining additional liquidity which may not be available on favorable terms or at all. For further details related to our Term Loan, see Note 11, Debt, of the accompanying condensed consolidated financial statements.
The following table summarizes our cash flow activities for the three months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,
	2025	2024
Net Loss	$(57,727)	$(465)

Net Cash Provided by Operating Activities	39,352	65,214
Net Cash (Used in) Provided by Investing Activities	(2,400)	1,663
Net Cash Used in Financing Activities	(38,062)	(58,909)
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(1,110)	7,968
Cash, Cash Equivalents and Restricted Cash at the beginning of the period	168,786	139,203
Cash, Cash Equivalents and Restricted Cash at the end of the period	$167,676	$147,171
Cash, Cash Equivalents and Restricted Cash decreased by $1.1 million for the three months ended June 30, 2025, based on the following components:
Operating Activities: $39.4 million in cash was provided by operating activities, due to (a) $28.0 million in net proceeds from Loans Held for Sale, including securitized Borrower Loans that were previously classified as Loans Held for Sale and (b) $15.0 million in net loss, net of non-cash items, partially offset by (c) $3.6 million in cash used in working capital, primarily due to the timing of payments to investors and third-party vendors.
Investing Activities: $2.4 million in cash was used in investing activities, due to (a) $42.9 million in purchases of Borrower Loans, (b) $18.0 million in purchases of Credit Card receivables from our Credit Card Partner to the PMCC 2024-1 securitization and (c) $3.2 million in purchases of property and equipment, primarily consisting of internal-use software, partially offset by (d) $47.8 million from principal payments and sales of Borrower Loans and (e) $13.9 million from principal payments on Credit Card receivables included in the Receivable from Credit Card Partner.
Financing Activities: $38.1 million in cash was used in financing activities, due primarily to (a) $31.1 million in payments on Notes Issued by Securitization Trust, (b) $4.5 million in payments, net of proceeds, on Notes, at Fair Value and (c) a contractual $2.5 million quarterly repayment on our Term Loan.

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
The following table summarizes our cash flow activities for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024
Net (Loss) Income	$(7,352)	$21,830

Net Cash Provided by Operating Activities	105,424	109,893
Net Cash Used in Investing Activities	(1,738)	(4,429)
Net Cash Used in Financing Activities	(81,097)	(113,561)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	22,589	(8,097)
Cash, Cash Equivalents and Restricted Cash at the beginning of the period	145,087	155,268
Cash, Cash Equivalents and Restricted Cash at the end of the period	$167,676	$147,171
Cash, Cash Equivalents and Restricted Cash increased by $22.6 million for the three months ended June 30, 2025, based on the following components:
Operating Activities: $105.4 million in cash was provided by operating activities, due to (a) $60.7 million in net proceeds from Loans Held for Sale, including securitized Borrower Loans that were previously classified as Loans Held for Sale, (b) $24.8 million in net loss, net of non-cash items and (c) $19.9 million in cash provided from working capital, primarily due to the timing of payments to investors and third-party vendors.
Investing Activities: $1.7 million in cash was used in investing activities, due to (a) $85.8 million in purchases of Borrower Loans, (b) $39.2 million in purchases of Credit Card receivables from our Credit Card Partner to the PMCC 2024-1 securitization and (c) $6.5 million in purchases of property and equipment, primarily consisting of internal-use software, partially offset by (d) $95.7 million from principal payments and sales of Borrower Loans and (e) $34.2 million from principal payments on Credit Card receivables included in the Receivable from Credit Card Partner.
Financing Activities: $81.1 million in cash was used in financing activities, due primarily to (a) $65.9 million in payments on Notes Issued by Securitization Trust, (b) $10.2 million in payments, net of proceeds, on Notes, at Fair Value and (c) contractual quarterly repayments of $5.0 million on our Term Loan.
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
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, extending key provisions of the 2017 Tax Cuts and Jobs Act including, but not limited to, federal bonus depreciation and deductions for domestic research and development expenditures. We are currently evaluating the provisions of the OBBA; however, it is not expected to have a material impact on our consolidated financial statements.
Off-Balance Sheet Arrangements
As a result of retaining servicing rights on the sale of Borrower Loans, we are an interest holder in certain special purpose entities that purchase these Borrower Loans. None of these special purpose entities are consolidated as we are not the primary beneficiary. Other than these special purpose entities, as of June 30, 2025, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements or other purposes.
CRITICAL ACCOUNTING POLICIES
Certain of Prosper's accounting policies that involve a higher degree of judgment and complexity are discussed in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in Prosper’s Annual Report on Form 10-K for the year ended December 31, 2024. There have been no changes to our critical accounting estimates during the first six months of 2025.

PROSPER FUNDING LLC
Overview
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
Results of Operations
Overview
The following tables summarize Prosper Funding’s net loss for the six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
Total Net Revenues	$18,638	$15,124	$3,514	23%
Total Expenses	22,452	16,139	6,313	39%
Net Loss	$(3,814)	$(1,015)	$(2,799)	(276)%

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
Total Net Revenues	$34,802	$29,954	$4,848	16%
Total Expenses	42,265	34,153	8,112	24%
Net Loss	$(7,463)	$(4,199)	$(3,264)	(78)%
Total net revenues for the three months ended June 30, 2025 increased $3.5 million, or 23%, from the three months ended June 30, 2024, primarily due to an increase in Servicing Fees, Net generally related to increased collection fees, net of collection agency expenses. There were also additional gains on the sale of borrower loans due to the increase in personal loan originations in the second quarter of 2025, as compared to the same period in 2024, and a corresponding increase in Administration Fee Revenue - Related Party, as a result of an increase in loan listings on the platform during this time. These increases were partially offset by an increase in the estimated investor loss protection liability due to the growth in the portfolio. Under the terms of the Administration Agreement between PFL and PMI, incentives provided to whole loan investors, which are recorded in Loss on Sale of Borrower Loans, are billed back to PMI through the Administration Fee Revenue - Related Party. As a result, fluctuations in these incentives generally do not have a direct impact on net revenues.
Total expenses for the three months ended June 30, 2025 increased $6.3 million, or 39%, from the three months ended June 30, 2024, largely due to a $6.1 million increase in Administration Fee - Related Party resulting primarily from an increase in estimated transaction fee refunds following a revision to our pricing schedule with WebBank in June 2024, as well as the increase in personal loan originations in the second quarter of 2025, as discussed above. These administration fees also increased due to an increase in the number of loans funded on the platform during this time.
Total net revenues for the six months ended June 30, 2025 increased $4.8 million, or 16%, from the three months ended June 30, 2024, primarily due to an increase in Servicing Fees, Net generally related to increased collection fees, net of collection agency expenses. There were also additional gains on the sale of borrower loans due to the increase in personal loan originations in the first half of 2025, as compared to the same period in 2024, and a corresponding increase in Administration Fee Revenue - Related Party, as a result of an increase in loan listings on the platform during this time. These increases were partially offset by an increase in the estimated investor loss protection liability due to the growth in the portfolio. Under the terms of the Administration Agreement between PFL and PMI, incentives provided to whole loan investors, which are recorded in Loss on Sale of Borrower Loans, are billed back to PMI through the Administration Fee Revenue - Related Party. As a result, fluctuations in these incentives do not have a direct impact on net revenues.
Total expenses for the six months ended June 30, 2025 increased $8.1 million, or 24%, from the three months ended June 30, 2024, largely due to a $7.7 million increase in Administration Fee - Related Party resulting primarily from an increase in estimated transaction fee refunds following a revision to our pricing schedule with WebBank in June 2024. These administration fees also increased due to an increase in the number of loans funded on the platform during this time.
Revenues
The following tables summarize PFL’s revenue for the three and six months ended June 30, 2025 and 2024 (in thousands, except percentages):

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
Revenues:
Operating Revenues:
Administration Fee Revenue – Related Party	$24,719	$16,330	$8,389	51%
Servicing Fees, Net	8,399	6,246	2,153	34%
Loss on Sale of Borrower Loans	(15,671)	(8,436)	(7,235)	(86)%
Other Revenues	136	155	(19)	(12)%
Total Operating Revenues	17,583	14,295	3,288	23%
Interest Income on Borrower Loans	10,904	12,553	(1,649)	(13)%
Interest Expense on Notes	(10,281)	(11,872)	1,591	13%
Net Interest Income	623	681	(58)	(9)%
Change in Fair Value of Financial Instruments, Net	432	148	284	192%
Total Net Revenue	$18,638	$15,124	$3,514	23%

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
Revenues:
Operating Revenues:
Administration Fee Revenue – Related Party	$46,597	$34,852	$11,745	34%
Servicing Fees, Net	16,077	12,754	3,323	26%
Loss on Sale of Borrower Loans	(29,247)	(18,940)	(10,307)	(54)%
Other Revenues	214	337	(123)	(36)%
Total Operating Revenues	33,641	29,003	4,638	16%
Interest Income on Borrower Loans	22,211	25,472	(3,261)	(13)%
Interest Expense on Notes	(20,836)	(23,983)	3,147	13%
Net Interest Income	1,375	1,489	(114)	(8)%
Change in Fair Value of Financial Instruments, Net	(214)	(538)	324	60%
Total Net Revenue	$34,802	$29,954	$4,848	16%
Administration Fee Revenue – Related Party

We primarily generate revenues through license fees we earn under our Administration Agreement with PMI. The Administration Agreement contains a license we grant to PMI that entitles PMI to use the marketplace for, and in relation to: (i) PMI’s performance of its duties and obligations under the Administration Agreement, and (ii) PMI’s performance of its duties and obligations to WebBank under the Loan Account Program Agreement. The Administration Agreement requires PMI to pay us a monthly license fee that is partially based on the number of personal loan listings posted on the marketplace in that month, as well as a fee based on incentives provided to investors to incentivize the purchase of Borrower Loans from PFL. The increases in Administrative Fee Revenue – Related Party of $8.4 million and $11.7 million for the three and six months ended June 30, 2025, respectively, as compared to the corresponding periods in 2024, are primarily due to increased reimbursements received from PMI for incentives provided to whole loan investors, as well as additional fees for increased personal loan listings posted on the marketplace year-over-year, consistent with the increase in personal loan originations during this time.
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
The increases in Servicing Fees, Net of $2.2 million and $3.3 million for the three and six months ended June 30, 2025, respectively, as compared to the corresponding periods in 2024, are largely due to increases in net collections and debt sales fees, as we continue to enhance our Borrower Loan collections and recovery efforts, which includes entering into more settlement agreements with borrowers. Specifically, these fees accounted for approximately $2.1 million and $4.2 million of the total increases in Servicing Fees, Net for the three and six months ended June 30, 2025, respectively. The increase for the six months ended June 30, 2025, was partially offset by a $0.7 million decrease in Servicing Fees, Net, from servicing fees collected and amortization of the Servicing Asset. This is primarily reflective of the continued seasoning of the underlying servicing book.
Loss on Sale of Borrower Loans
Loss on Sale of Borrower Loans consists primarily of incentives provided to investors at the time Borrower Loans are sold through the Whole Loan Channel, net of any gains recognized on those sales, primarily due to the recognition of additional Servicing Assets. Since 2022, due to market volatility and incentives offered by competitors, we started providing additional incentives to our whole loan investors. We also record changes in any estimated investor loss protection liabilities in Loss on Sale of Borrower Loans. For the three and six months ended June 30, 2025, these incentives and changes in the loss incentive liability increased $8.2 million and $11.6 million, respectively, from the corresponding periods in the prior year, accounting for most of the year-over-year increases. As discussed above, PFL is reimbursed for these incentives by PMI through the Administration Fee Revenue – Related Party account. These increases to the loss were partially offset by gains from the volume of whole loans sold of $0.8 million and $1.1 million for the three and six months ended June 30, 2025, respectively, as a result of higher personal loan originations during this time.
Other Revenues
Other Revenues have historically consisted primarily of miscellaneous fees, including incentive fees earned from partner companies through our incentive programs, or securitization fees earned from sponsoring securitization transactions with loans from our marketplace. We also record changes to the reserve for the repurchase of Borrower Loans in Other Revenues. The decreases in Other Revenues for the three and six months ended June 30, 2025, as compared to the corresponding periods in 2024, were not significant.
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
Overall, the decreases in Net Interest Income for the three and six months ended June 30, 2025, as compared to the corresponding periods in 2024, were not significant, but are reflective of the decrease in the outstanding principal balance of Borrower Loans and Notes year-over-year.

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
The following table summarizes the fair value adjustments for the three and six month periods ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Borrower Loans	$(3,535)	$(8,546)	$(8,706)	$(14,104)
Notes	3,967	8,694	8,492	13,566
Total	$432	$148	$(214)	$(538)
The increase in the gain and the decrease in the loss recognized for the three and six months ended June 30, 2025, respectively, as compared to the corresponding periods in 2024, were primarily due to changes in the timing of borrower payments received close to quarter-end, and the application of those payments against the related Notes. Other fair value changes were generally not material, which is consistent with the borrower payment-dependent structure described above.
Expenses
The following table summarizes our expenses for the three and six month periods ended June 30, 2025 and 2024 (in thousands, except percentages):

	Three Months Ended June 30,
	2025	2024	Change	% Change
Expenses:
Administration Fee – Related Party	$20,590	$14,504	$6,086	42%
Servicing and Other, Net	1,862	1,635	227	14%
Total Expenses	$22,452	$16,139	$6,313	39%

	Six Months Ended June 30,
	2025	2024	Change	% Change
Expenses:
Administration Fee – Related Party	$38,398	$30,632	$7,766	25%
Servicing and Other, Net	3,867	3,521	346	10%
Total Expenses	$42,265	$34,153	$8,112	24%
Administration Fee - Related Party
Pursuant to our Administration Agreement with PMI, PMI manages the marketplace on our behalf. Accordingly, each month we are required to pay PMI (a) a corporate administration fee of $500,000 per month, (b) a fee for each Borrower Loan originated through the marketplace, (c) 62.5% of all Servicing Fees collected by us or on our behalf and (d) all nonsufficient funds fees collected by us or on our behalf. In general, the Administrative Fee Expense – Related Party will not fluctuate directly in line with the Administrative Fee Revenue – Related Party due to both the flat corporate administrative fee, as well as the fact that we pay fees for three different services, but receive a fee based only on the number of personal loans listed on the platform. We also include WebBank transaction costs, loan trailing fees and refund liabilities for transaction fees above 5%, based on our revised pricing schedule with WebBank starting in October 2023 and revised in June 2024, in Administration Fee Expense – Related Party.
The increase in Administration Fee – Related Party expense of $6.1 million for the three months ended June 30, 2025, as compared to the same period in the prior year, is primarily reflective of a $4.6 million increase in the refund liability for transaction fees above 5%, as the total of refundable origination fees continues to increase since the revisions to the WebBank pricing schedule referenced above. There was also a $1.0 million increase in administration fee expense due to a year-over-year increase in loans funded, and a $0.5 million combined increase in WebBank transaction costs and net loan trailing fees due to the increase in personal loan originations discussed above.
The increase in Administration Fee – Related Party expense of $7.8 million for the six months ended June 30, 2025, as compared to the same period in the prior year, is primarily reflective of a $6.6 million increase in the refund liability for transaction fees above 5%, as the total of refundable origination fees continues to increase since the revisions to the WebBank pricing schedule referenced above. There was also a $0.7 million increase in administration fee expense primarily due to a year-over-year increase in loans funded, and a $0.5 million combined increase in WebBank transaction costs and net loan trailing fees due to the increase in personal loan originations discussed above.
Servicing and Other, Net
Servicing costs consist primarily of vendor and borrower costs, as well as depreciation of internal-use software associated with servicing Borrower Loans. Other items consist primarily of interest income earned on cash invested on our platform, as well as bank service charges and professional fees. The increases in Servicing and Other, Net of $0.2 million and $0.3 million for the three and six months ended June 30, 2025, respectively, as compared to the corresponding periods in 2024, were primarily due to increased depreciation as a result of the growth in internal-use software during this time.

LIQUIDITY AND CAPITAL RESOURCES
We anticipate that our available funds and cash flow from operations will be sufficient to meet our operational cash needs for at least the next 12 months.
The following table summarizes our cash flow activities for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024
Net Loss	$(7,463)	$(4,199)

Net Cash Provided by Operating Activities	24,044	7,780
Net Cash Provided by (Used in) Investing Activities	3,349	(208)
Net Cash Used in Financing Activities	(10,199)	(2,763)
Net Increase in Cash, Cash Equivalents and Restricted Cash	17,194	4,809
Cash, Cash Equivalents and Restricted Cash at the beginning of the period	96,740	97,039
Cash, Cash Equivalents and Restricted Cash at the end of the period	$113,934	$101,848
Cash, Cash Equivalents and Restricted Cash increased $17.2 million for the six months ended June 30, 2025, based on the following components:
Operating Activities: $24.0 million was provided by operating activities, driven by cash provided by working capital of $27.8 million, primarily due to the timing of payments to PMI and investors, partially offset by net loss, net of non-cash adjustments of $3.7 million.
Investing Activities: $3.3 million was provided in investing activities, due to $95.7 million of principal payments from Borrower Loans, partially offset by $85.8 million in purchases of Borrower Loans and $6.5 million in purchases of property and equipment.
Financing Activities: $10.2 million was used in financing activities, due to $94.8 million in payments for Notes, at Fair Value, partially offset by $84.6 million in proceeds from the issuance of Notes, at Fair Value.
Cash, Cash Equivalents and Restricted Cash decreased $4.8 million for the six months ended June 30, 2024, based on the following components:
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
Income Taxes
We incurred no income tax expense for the six months ended June 30, 2025 and 2024. We are a US disregarded entity for income tax purposes and our income and loss is included in the return of our parent, PMI. Given PMI’s history of taxable losses, it is difficult to accurately forecast how Prosper’s and our results will be affected by the realization and use of net operating loss carry forwards.
Off-Balance Sheet Arrangements
As a result of retaining servicing rights on the sale of Borrower Loans, we are a variable interest holder in certain special purposes entities that purchase these Borrower Loans. None of these special interest entities are consolidated as we are not the primary beneficiary. Otherwise as of June 30, 2025, we have not engaged in any off-balance sheet financing activities.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND INTEREST RATE RISK
PROSPER MARKETPLACE, INC.
Market Risk
Market risk is the risk of loss to future earnings, values, or future cash flows that may result from changes in financial market prices and interest rates.
Through our securitization trusts (formed in September 2023 and March 2024) we hold Borrower Loans. Changes in U.S. interest rates affect the market value of these Borrower Loans on our balance sheet. Our future investment income may fall short of expectations, or we may suffer a loss in principal if we are forced to sell Borrower Loans that have declined in market value due to changes in interest rates, loss assumptions or overall market conditions. Interest rate increases may increase the risks of our investments in Borrower Loans through our securitization trusts, and additional fluctuations in interest rates may exacerbate such risks. Changes in the market value of Borrower Loans are recorded on the consolidated statements of operations. The fair value of Borrower Loans held in consolidated securitization trusts was $109.6 million as of June 30, 2025.
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
We had cash and cash equivalents of $38.2 million and $30.3 million as of June 30, 2025, and December 31, 2024, respectively. These amounts were held in various unrestricted deposits with highly rated financial institutions and short-term, highly liquid marketable securities which may include money market funds, U.S. Treasury securities, and U.S. agency securities. Cash and Cash Equivalents are held for working capital purposes. Due to their short-term nature, we believe that we do not have any material exposure to changes in the fair value of these liquid investments as a result of changes in interest rates. Decreases in short-term interest rates will moderately reduce interest income on these Cash and Cash Equivalents. Increases in short-term interest rates will moderately increase the interest income earned on the Cash and Cash Equivalents.
Interest Rate Sensitivity
As more fully described in Note 8, Fair Value of Assets and Liabilities, of Prosper's condensed consolidated financial statements attached to this Quarterly Report on Form 10-Q, the fair value of Borrower Loans is $376.3 million as of June 30, 2025, determined using a weighted-average discount rate of 8.79%. The combined fair value of Borrower Loans and Loans Held for Sale was $461.8 million as of December 31, 2024, determined using a weighted-average discount rate of 7.72%. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $3.3 million and $4.2 million in the fair value of PMI’s investment in Borrower Loans and Loans Held for Sale as of June 30, 2025, and December 31, 2024, respectively. A hypothetical 100 basis point decrease in interest rates would result in an increase of $3.4 million and $4.3 million in the fair value of our investment in Borrower Loans and Loans Held for Sale as of June 30, 2025, and December 31, 2024, respectively. Any realized or unrealized gains or losses resulting from such interest rate change would be recorded in our statement of operations so long as we hold these Borrower Loans and Loans Held for Sale on our balance sheet.
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
Prosper Funding had Cash and Cash Equivalents of $3.3 million and $2.8 million as of June 30, 2025 and December 31, 2024, respectively. These amounts were held in various unrestricted deposits with highly rated financial institutions and short term, highly liquid marketable securities which may include money market funds, U.S. treasury securities and U.S. agency securities. Cash and cash equivalents are held for working capital purposes. Due to their short-term nature, Prosper Funding believes that it does not have any material exposure to changes in the fair value of these liquid investments as a result of changes in interest rates. Decreases in short-term interest rates will moderately reduce interest income on these cash and cash equivalents, while increases in short-term interest rates will moderately increase the interest income earned on these cash and cash equivalent balances.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Registrants’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are designed to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the SEC, and that such information is accumulated and communicated to management, including to each Registrant’s Principal Executive Officer (PEO) and Principal Financial Officer (PFO), to allow timely decisions regarding required disclosures. The management of each Registrant, with the participation of such Registrant’s PEO and PFO, has evaluated the effectiveness of such Registrant’s disclosure controls and procedures as of June 30, 2025. Based on this evaluation, each Registrant’s PEO and PFO have concluded that these disclosure controls and procedures were effective as of June 30, 2025.
Changes in Internal Control Over Financial Reporting
There were no changes in either Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, either Registrant’s internal control over financial reporting.
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
Item 3. Defaults upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Eligible Employee Retention Plan

On August 13, 2025, the Board of Directors (the “Board”) of PMI adopted the Amended and Restated Eligible Employee Retention Plan, which amended and restated the Eligible Employee Retention Plan adopted by the Board on November 6, 2020 in its entirety (as amended and restated, the “Retention Plan”). The purpose of the Retention Plan is to encourage continued service from employees prior to, and in the event of, an acquisition by providing retention payments upon a Change in Control (as defined in the Retention Plan).

The Retention Plan establishes a pool equal to the greater of $20,000,000 and the Grantor Trust Value (as defined in the Retention Plan). See Note 13 of the accompanying condensed consolidated financial statements for information on Prosper Grantor Trust, which holds the shares that make up the Grantor Trust Value. At least 75% of the pool is designated as the fixed allocation pool and the remaining up to 25% is designated as the discretionary allocation pool. Employees who, as of the Measurement Date (as defined in the Retention Plan), are employed by PMI for a minimum of two years, hold Vested Equity (as defined in the Retention Plan), and execute a participation agreement are eligible to receive payments from the fixed allocation pool. The fixed allocation payment for each eligible employee is based on such employee’s pro rata share of equity holdings, relative to the equity holdings of all eligible employees. An employee’s equity, for this purpose, includes stock, restricted stock, vested RSUs, and vested options, provided that the options and RSUs held by employees with at least two years of continuous employment as of the closing of the acquisition will be deemed to be fully vested for purposes of the fixed allocation payment calculation. In the event of a Corporate Transaction (as defined in the Retention Plan), the fixed allocation payment for each eligible employee is subject to reduction by the amount, if any, the employee receives in transaction proceeds in their capacity as a stockholder of PMI (such amount, the “Equity Reduction Amount”). Equity Reduction Amounts will not be reallocated under the Retention Plan but instead become available for distribution to PMI’s stockholders in accordance with the definitive agreement effecting the Corporate Transaction.

The discretionary allocation pool will be allocated at the discretion of the Chief Executive Officer, and the payment amounts to be distributed to the Chief Executive Officer under the discretionary allocation pool, if any, will be determined by the Compensation Committee of the Board.

The Retention Plan automatically expires on August 13, 2030. If an employee leaves PMI prior to closing of an acquisition, that employee’s allocation under the Retention Plan, whether fixed or discretionary, will be automatically forfeited and reallocated to the remaining plan participants according to their equity holdings on a pro rata basis.

This summary does not purport to be complete and is qualified in its entirety by reference to the full text of the Amended and Restated Eligible Employee Retention Plan attached as Exhibit 10.1.
Item 6. Exhibits
The exhibits listed on the Exhibit Index are filed or incorporated by reference as a part of this report and such Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1	Prosper Marketplace, Inc. Amended and Restated Eligible Employee Retention Plan, amended and restated as of August 13, 2025 (1)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PMI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 (1)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PMI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 (1)

31.3	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PFL’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 (1)

31.4	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PFL’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 (1)

32.1
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to PMI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 (1)

32.2
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to PFL’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 (1)

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

PROSPER MARKETPLACE, INC.
PROSPER FUNDING LLC

August 14, 2025	/s/ David Kimball
David Kimball
Chief Executive Officer of Prosper Marketplace, Inc.
Chief Executive Officer of Prosper Funding LLC
(Principal Executive Officer)

August 14, 2025	/s/ Usama Ashraf
Usama Ashraf
President and Chief Financial Officer of Prosper Marketplace, Inc.
President, Chief Financial Officer and Treasurer of Prosper Funding LLC
(Principal Financial Officer)