Form 10-Q
period 2025-09-30
PROSPER MARKETPLACE, INC; Prosper Funding LLC
filed 2025-11-13
CIK 1416265, 1542574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

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
As of November 11, 2025, there were 78,202,775 shares of Prosper Marketplace, Inc. common stock outstanding. Prosper Funding LLC does not have any common stock outstanding.
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
•our ability to prevent security breaches, disruptions in service, and comparable events that could compromise the personal and confidential information held on our data systems, reduce the attractiveness of the platform or adversely impact our ability to service Borrower Loans; and

•the potential adverse legal, reputational, and financial effects on the Company resulting from the cybersecurity incident that we reported in September 2025.
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

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Prosper Marketplace, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except for share and per share amounts)

	September 30, 2025	December 31, 2024
Assets:
Cash and Cash Equivalents	$38,962	$30,334
Restricted Cash (1)	142,647	114,753
Accounts Receivable	9,806	7,545
Borrower Loans, at Fair Value	342,046	461,785
Receivable from Credit Card Partner, at Fair Value (1)	101,388	104,153
Property and Equipment, Net	45,194	44,273
Prepaid and Other Assets (1)	28,293	25,362
Credit Card Derivative	40,984	38,739
Servicing Assets	16,698	13,718
Goodwill	36,368	36,368
Total Assets	$802,386	$877,030
Liabilities, Convertible Preferred Stock and Stockholders' Deficit:
Accounts Payable and Accrued Liabilities	$71,306	$58,558
Payable to Investors	125,554	91,945
Notes, at Fair Value	255,538	283,030
Notes Issued by Securitization Trust (1)	169,058	258,960
Term Loan	67,026	73,857
Other Liabilities	34,797	33,749
Convertible Preferred Stock Warrant Liability	225,211	261,249
Total Liabilities	$948,490	$1,061,348
Commitments and Contingencies (Note 17)
Convertible Preferred Stock – $0.01 par value; 444,760,848 shares authorized as of September 30, 2025 and December 31, 2024; 261,227,694 issued and outstanding as of September 30, 2025 and 209,613,570 issued and outstanding as of December 31, 2024. Aggregate liquidation preference of $414,019 as of September 30, 2025 and $370,459 as of December 31, 2024.	$396,556	$322,748
Less: Convertible Preferred Stock Held by Consolidated VIE (Note 13), 51,247,915 shares issued and outstanding as of September 30, 2025 and December 31, 2024	(2,381)	(2,381)
Stockholders' Deficit:
Common Stock – $0.01 par value; 625,000,000 shares authorized; 79,124,210 shares issued and 78,188,275 shares outstanding, as of September 30, 2025; 78,401,384 shares issued and 77,465,449 shares outstanding, as of December 31, 2024	307	300
Additional Paid-In Capital	163,886	162,643
Less: Treasury Stock	(23,417)	(23,417)
Accumulated Deficit	(681,055)	(644,211)
Total Stockholders' Deficit	$(540,279)	$(504,685)
Total Liabilities, Convertible Preferred Stock and Stockholders' Deficit	$802,386	$877,030
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

	September 30, 2025	December 31, 2024
Assets of consolidated VIEs, included in total assets above:
Restricted Cash	$14,162	$17,961
Accounts Receivable	1,235	1,019
Borrower Loans, at Fair Value	84,147	176,208
Receivable from Credit Card Partner, at Fair Value	101,388	104,153
Total assets of consolidated VIEs	$200,932	$299,341
Liabilities of consolidated VIEs, included in total liabilities above:
Notes Issued by Securitization Trust	$169,058	$258,960
Other Liabilities	2,057	1,570
Total liabilities of consolidated VIEs	$171,115	$260,530
The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Marketplace, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except for share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Operating Revenues:
Transaction Fees, Net	$61,386	$55,749	$174,716	$139,585
Servicing Fees, Net	8,875	3,577	23,617	14,156
Loss on Sale of Borrower Loans	(15,116)	(12,560)	(44,363)	(31,500)
Other Revenues	2,542	2,038	7,538	5,094
Total Operating Revenues	57,687	48,804	161,508	127,335
Interest Income (Expense):
Interest Income on Financial Instruments	19,485	20,326	63,852	66,668
Interest Expense on Financial Instruments	(14,522)	(17,157)	(46,283)	(56,618)
Total Interest Income, Net	4,963	3,169	17,569	10,050
Change in Fair Value of Financial Instruments	(3,464)	231	(25,577)	(11,508)
Total Net Revenue	59,186	52,204	153,500	125,877
Expenses:
Origination and Servicing	12,347	12,560	35,989	35,506
Sales and Marketing	16,123	12,757	44,072	38,573
General and Administrative	23,019	20,705	66,499	57,546
Change in Fair Value of Convertible Preferred Stock Warrants	35,121	42,298	37,254	3,910
Interest Expense on Term Loan	2,952	3,352	9,007	9,831
Other Income, Net	(912)	(984)	(2,561)	(2,887)
Total Expenses	88,650	90,688	190,260	142,479
Net Loss Before Taxes	(29,464)	(38,484)	(36,760)	(16,602)
Income Tax Expense	(28)	(26)	(84)	(78)
Net Loss	$(29,492)	$(38,510)	$(36,844)	$(16,680)
Net Loss Per Share – Basic and Diluted	$(0.38)	$(0.50)	$(0.47)	$(0.22)
Weighted Average Shares – Basic and Diluted	78,029,045	77,246,532	77,746,658	77,171,384
The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Marketplace, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit (Unaudited)
(in thousands, except for share amounts)

	Convertible Preferred Stock		Convertible Preferred Stock Held by Consolidated VIE		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2025	209,613,570	$322,748	(51,247,915)	$(2,381)	82,642,684	$300	(5,177,235)	$(23,417)	$162,643	$(644,211)	$(504,685)
Exercise of vested stock options	—	—	—	—	722,826	7	—	—	37	—	44
Exercise of Series F convertible preferred stock warrant (Note 13)	51,614,124	73,808	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,206	—	1,206
Net loss	—	—	—	—	—	—	—	—	—	(36,844)	(36,844)
Balance as of September 30, 2025	261,227,694	$396,556	(51,247,915)	$(2,381)	83,365,510	$307	(5,177,235)	$(23,417)	$163,886	$(681,055)	$(540,279)

	Convertible Preferred Stock		Convertible Preferred Stock Held by Consolidated VIE		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2024	209,613,570	$322,748	(51,247,915)	$(2,381)	82,102,629	$293	(5,177,235)	$(23,417)	$160,709	$(590,132)	$(452,547)
Exercise of vested stock options	—	—	—	—	454,142	6	—	—	9	—	15
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,441	—	1,441
Net loss	—	—	—	—	—	—	—	—	—	(16,680)	(16,680)
Balance as of September 30, 2024	209,613,570	$322,748	(51,247,915)	(2,381)	82,556,771	$299	(5,177,235)	$(23,417)	$162,159	$(606,812)	$(467,771)

	Convertible Preferred Stock		Convertible Preferred Stock Held by Consolidated VIE		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2025	209,613,570	$322,748	(51,247,915)	$(2,381)	82,642,684	$300	(5,177,235)	$(23,417)	$162,643	$(644,211)	$(504,685)
Exercise of vested stock options	—	—	—	—	127,206	1	—	—	6	—	7
Stock-based compensation expense	—	—	—	—	—	—	—	—	416	—	416
Net income	—	—	—	—	—	—	—	—	—	50,375	50,375
Balance as of March 31, 2025	209,613,570	$322,748	(51,247,915)	$(2,381)	82,769,890	$301	(5,177,235)	$(23,417)	163,065	$(593,836)	$(453,887)
Exercise of vested stock options	—	—	—	—	190,900	2	—	—	8	—	10
Stock-based compensation expense	—	—	—	—	—	—	—	—	430	—	430
Net loss	—	—	—	—	—	—	—	—	—	(57,727)	(57,727)
Balance as of June 30, 2025	209,613,570	$322,748	(51,247,915)	$(2,381)	82,960,790	$303	(5,177,235)	$(23,417)	$163,503	$(651,563)	$(511,174)
Exercise of vested stock options	—	—	—	—	404,720	4	—	—	23	—	27
Exercise of Series F convertible preferred stock warrant (Note 13)	51,614,124	73,808	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	360	—	360
Net loss	—	—	—	—	—	—	—	—	—	(29,492)	(29,492)
Balance as of September 30, 2025	261,227,694	$396,556	(51,247,915)	$(2,381)	83,365,510	$307	(5,177,235)	$(23,417)	$163,886	$(681,055)	$(540,279)

	Convertible Preferred Stock		Convertible Preferred Stock Held by Consolidated VIE		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2024	209,613,570	$322,748	(51,247,915)	$(2,381)	82,102,629	$293	(5,177,235)	$(23,417)	$160,709	$(590,132)	$(452,547)
Exercise of vested stock options	—	—	—	—	251,559	3	—	—	5	—	8
Stock-based compensation expense	—	—	—	—	—	—	—	—	461	—	461
Net income	—	—	—	—	—	—	—	—	—	22,295	22,295
Balance as of March 31, 2024	209,613,570	$322,748	(51,247,915)	$(2,381)	82,354,188	$296	(5,177,235)	$(23,417)	$161,175	$(567,837)	$(429,783)
Exercise of vested stock options	—	—	—	—	22,679	1	—	—	1	—	2
Stock-based compensation expense	—	—	—	—	—	—	—	—	492	—	492
Net loss	—	—	—	—	—	—	—	—	—	(465)	(465)
Balance as of June 30, 2024	209,613,570	$322,748	(51,247,915)	$(2,381)	82,376,867	$297	(5,177,235)	$(23,417)	$161,668	$(568,302)	$(429,754)
Exercise of vested stock options	—	—	—	—	179,904	2	—	—	3	—	5
Stock-based compensation expense	—	—	—	—	—	—	—	—	488	—	488
Net loss	—	—	—	—	—	—	—	—	—	(38,510)	(38,510)
Balance as of September 30, 2024	209,613,570	$322,748	(51,247,915)	$(2,381)	82,556,771	$299	(5,177,235)	$(23,417)	$162,159	$(606,812)	$(467,771)
The accompanying notes are an integral part of these consolidated financial statements.

Prosper Marketplace, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from Operating Activities:
Net Loss	$(36,844)	$(16,680)
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Change in Fair Value of Financial Instruments	25,577	11,508
Depreciation and Amortization	9,139	8,188
Amortization of Operating Lease Right-of-use Asset	1,573	1,782
Gain on Sale of Borrower Loans	(9,703)	(7,962)
Change in Fair Value of Servicing Rights	6,352	8,486
Stock-Based Compensation Expense	993	1,219
Change in Fair Value of Convertible Preferred Stock Warrants	37,254	3,910
Amortization of Debt Discount and Debt Issuance Costs	2,337	3,389
Accrual of Payment-in-kind Interest on Term Loan	—	1,156
Other, Net	1,652	1,292
Changes in Operating Assets and Liabilities:
Purchase of Loans Held for Sale at Fair Value	(1,836,165)	(1,488,623)
Proceeds from Sales and Principal Payments of Loans Held for Sale at Fair Value	1,920,008	1,631,759
Accounts Receivable	(2,261)	(259)
Prepaid and Other Assets	(2,956)	(11,926)
Credit Card Derivative	(9,201)	(5,795)
Accounts Payable and Accrued Liabilities	13,368	15,756
Payable to Investors	33,608	7,285
Other Liabilities	1,453	102
Interest payable	(269)	(2,729)
Net Cash Provided by Operating Activities	155,915	161,858
Cash Flows from Investing Activities:
Purchase of Borrower Loans Held at Fair Value	(128,165)	(142,107)
Proceeds from Sales and Principal Payments of Borrower Loans Held at Fair Value	142,000	149,025
Purchases of Credit Card Receivables from Credit Card Partner	(57,129)	—
Principal Payments on Credit Card Receivable from Credit Card Partner	48,604	—
Purchases of Property and Equipment	(12,019)	(11,935)
Net Cash Used in Investing Activities	(6,709)	(5,017)
Cash Flows from Financing Activities:
Proceeds from Issuance of Notes Held at Fair Value	126,900	140,253
Payments of Notes Held at Fair Value	(141,344)	(148,481)
Principal Payments on Notes Issued by Securitization Trust	(91,300)	(133,766)
Proceeds from Issuance of Securitized Notes (Note 7)	—	136,472
Principal Payments on Warehouse Lines	—	(28,601)
Extinguishment of PWIT Warehouse Line (Note 11)	—	(129,441)
Principal Payments on Term Loan	(7,500)	—
Payments of Debt Issuance Costs	—	(1,698)
Proceeds from Exercises of Stock Options	44	15
Proceeds from Exercise of Series F Convertible Preferred Stock Warrants (Note 13)	516	—
Net Cash Used in Financing Activities	(112,684)	(165,247)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	36,522	(8,406)

	Nine Months Ended September 30,
	2025	2024
Cash, Cash Equivalents and Restricted Cash at Beginning of the Period	145,087	155,268
Cash, Cash Equivalents and Restricted Cash at End of the Period	$181,609	$146,862

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$54,379	$65,177
Cash Paid for Income Taxes	504	—
Cash Paid for Operating Leases Included in the Measurement of Lease Liabilities	3,282	2,903
Non-Cash Investing Activity - Accrual for Property and Equipment, Net	1,928	1,972
Non-Cash Financing Activity - Accrual for Debt Issuance Costs	—	232
Non-Cash Financing Activity - Accrual for Term Loan Fees	—	250

Reconciliation to Amounts on Condensed Consolidated Balance Sheets:
Cash and Cash Equivalents	$38,962	$29,230
Restricted Cash	142,647	117,632
Total Cash, Cash Equivalents and Restricted Cash	$181,609	$146,862
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
PMI did not have any items of other comprehensive income or loss for any of the periods presented in the condensed consolidated financial statements as of and for the nine months ended September 30, 2025 and 2024.
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
2. Summary of Significant Accounting Policies
Prosper’s significant accounting policies are included in Note 2, Summary of Significant Accounting Policies, in Prosper’s Annual Report on Form 10-K for the year ended December 31, 2024. There have been no changes to these accounting policies during the first nine months of 2025.
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
In September 2025, the FASB issued ASU No. 2025-06, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software,” which modernizes the capitalization criteria for internal-use software costs by removing references to project stages. The amendments are effective for fiscal years beginning after December 15, 2027, and interim periods within those annual reporting periods, with early adoption permitted. The amendments in this update should be applied on a prospective basis. The Company is currently evaluating this ASU to determine its impact on the consolidated financial statements, and expects to adopt it for the year ending December 31, 2028.
Other recent accounting pronouncements issued by the FASB did not, or are not believed by management to, have a material impact on the Company’s present or future financial statements.
3. Property and Equipment, Net
Property and Equipment consists of the following at the dates presented (in thousands):

	September 30, 2025	December 31, 2024
Internal-use software and website development costs	$76,653	$66,101
Operating lease right-of-use assets	22,690	22,690
Computer equipment	4,808	6,335
Leasehold improvements	7,168	7,143
Office equipment and furniture	3,068	2,975
Assets not yet placed in service	13,799	16,271
Property and equipment	128,186	121,515
Less: Accumulated depreciation and amortization	(82,992)	(77,242)
Total Property and Equipment, Net	$45,194	$44,273
Depreciation and amortization expense for Property and Equipment, Net for the three months ended September 30, 2025 and 2024 was $3.2 million and $2.6 million, respectively. Depreciation and amortization expense for Property and Equipment, Net for the nine months ended September 30, 2025 and 2024 was $9.1 million and $8.1 million, respectively. These charges are included in Origination and Servicing and General and Administrative expenses on the condensed consolidated statements of operations. PMI capitalized internal-use software and website development costs in the amount of $3.2 million and $4.0 million for the three months ended September 30, 2025 and 2024, respectively. PMI capitalized internal-use software and website development costs in the amount of $11.2 million and $12.0 million for the nine months ended September 30, 2025 and 2024, respectively. Additionally, disclosures around the operating lease right-of-use assets are included in Note 16, Leases.
4. Borrower Loans and Notes, at Fair Value
The aggregate principal balances outstanding and fair values of Borrower Loans and Notes, at Fair Value as of September 30, 2025 and December 31, 2024, are presented in the following table (in thousands):

	Borrower Loans		Notes
	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Aggregate principal balance and interest outstanding	$358,529	$489,289	$268,763	$301,246
Fair value adjustments	(16,483)	(27,504)	(13,225)	(18,216)
Fair value	$342,046	$461,785	$255,538	$283,030
Borrower Loans
As of September 30, 2025, outstanding Borrower Loans had original terms to maturity of 24, 36, 48 or 60 months, had monthly payments with fixed interest rates ranging from 6.00% to 33.00%, and had various original maturity dates through September 2030. As of December 31, 2024, outstanding Borrower Loans had original terms to maturity of 24, 36, 48 or 60 months, had monthly payments with fixed interest rates ranging from 6.00% to 33.00%, and had various original maturity dates through December 2029.

As of September 30, 2025, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $3.5 million and a fair value of $0.6 million. As of December 31, 2024, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $5.4 million and a fair value of $1.1 million. Prosper places loans on non-accrual status when they are over 120 days past due. As of September 30, 2025 and December 31, 2024, Borrower Loans in non-accrual status had a fair value of $0.3 million and $0.6 million, respectively.

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
For the three months ended September 30, 2025 and 2024, the Company recognized $4.5 million and $6.4 million of unrealized gains, respectively, from estimated fair value changes on the Credit Card Derivative. For the nine months ended September 30, 2025 and 2024, the Company recognized $2.2 million and $13.2 million of unrealized gains, respectively, from estimated fair value changes on the Credit Card Derivative. Changes from settled transactions underlying the Credit Card Derivative were losses of $1.4 million and $0.2 million for the three months ended September 30, 2025 and 2024, respectively, and losses of $9.2 million and $5.8 million for the nine months ended September 30, 2025 and 2024, respectively.
Receivable from Credit Card Partner
Fair value gains and losses on the Receivable from Credit Card Partner, which effectively consists of the underlying Credit Card receivables securitized through PMCC 2024-1 (as discussed at Note 7, Securitizations), are also recognized within Change in Fair Value of Financial Instruments. These gains and losses include changes related to estimated future cash flows, as well as actual charge-offs and debt sale recoveries. For the three and nine months ended September 30, 2025, the Company recognized fair value losses of $4.0 million and $10.5 million related to the Receivable from Credit Card Partner, which primarily consisted of net charge-offs.
As of September 30, 2025 and December 31, 2024, the outstanding principal balance of Credit Card receivables held by PMCC 2024-1 was $88.9 million and $91.2 million, respectively.
Program Fees
The Company records revenue from various fees generated from the Credit Card program and PMCC 2024-1, including interchange fees, annual fees and late fees, net of a portion of the interchange fees that must be remitted to Coastal. These fees are included in Transaction Fees, Net on the accompanying consolidated statements of operations. For the three months ended September 30, 2025 and 2024, these fees totaled $7.0 million and $6.4 million, respectively, and for the nine months ended September 30, 2025 and 2024, these fees totaled $18.5 million and $17.8 million, respectively.
Servicing Obligation and Fees
Under the program agreement, Prosper is responsible for servicing the entire underlying Credit Card portfolio. Coastal pays the Company a 1% per annum servicing fee on the daily outstanding principal balance of receivables designated as Coastal Allocations, which is approximately 5% of the portfolio. To the extent these servicing fees do not exceed the market servicing rate a market participant would require to service the entire Credit Card portfolio, the Company records a servicing obligation liability and measures it at fair value through the servicing period. The net balance of this servicing obligation liability is included in Other Liabilities on the accompanying condensed consolidated balance sheets (see Note 10, Other Liabilities). Changes in the fair value of the servicing obligation liability are recorded in Servicing Fees, Net on the accompanying condensed consolidated statements of operations, and totaled a loss of $0.6 million and a loss of $1.4 million for the three months ended September 30, 2025 and 2024, respectively, and gains of $0.4 million and a loss of $1.4 million for the nine months ended September 30, 2025 and 2024, respectively. No servicing asset or obligation is recognized for the Credit Card receivables securitized within PMCC 2024-1, which is a consolidated entity.
6. Servicing Assets
Prosper accounts for Servicing Assets at their estimated fair values with changes in fair values recorded in Servicing Fees, Net on the accompanying condensed consolidated statement of operations. The initial asset or liability is recognized in Gain (Loss) on the Sale of Borrower Loans on the condensed consolidated statements of operations when the Company sells

Borrower Loans to unrelated third-party buyers through the Whole Loan Channel and the servicing rights are retained. The Servicing Assets are measured at fair value throughout the servicing period. The Company recognized gains from the initial recognition of Servicing Assets on the sale of Borrower Loans in the amounts of $3.5 million and $2.8 million for the three months ended September 30, 2025 and 2024, respectively, and $9.7 million and $8.0 million for the nine months ended September 30, 2025 and 2024, respectively. These amounts are recorded in Loss on Sale of Borrower Loans on the condensed consolidated statements of operations, and are offset primarily by incentives provided to loan buyers at the time of sale.
As of September 30, 2025, Borrower Loans that were sold but for which Prosper retained servicing rights had a total outstanding principal balance of $3.6 billion, original terms to maturity of 24, 36, 48 or 60 months, monthly payments with fixed interest rates ranging from 5.75% to 33.00%, and various original maturity dates through September 2030. As of December 31, 2024, Borrower Loans that were sold but for which Prosper retained servicing rights had a total outstanding principal balance of $3.3 billion, original terms to maturity of either 24, 36, 48 or 60 months, monthly payments with fixed interest rates ranging from 5.46% to 33.00%, and various original maturity dates through December 2029.
Contractually-specified personal loan servicing fees and ancillary fees totaling $10.5 million and $7.8 million for the three months ended September 30, 2025 and 2024, respectively, and $30.0 million and $22.7 million for the nine months ended September 30, 2025 and 2024, respectively, are included in the condensed consolidated statements of operations in Servicing Fees, Net.
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
In September 2025, as a result of an updated assessment of market rates, the Company lowered the estimated base market servicing rate used to value its Servicing Asset from 63.3 basis points to 59.3 basis points. This change resulted in a $1.5 million increase to Servicing Assets, Net as of September 30, 2025, and Total Net Revenues for the three and nine months ended September 30, 2025.
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
The notes under PMIT 2023-1 were issued in five classes: Class A in the amount of $165.5 million, Class B in the amount of $25.4 million, Class C in the amount of $25.1 million, Class D in the amount of $22.3 million and Class E in the amount of $13.1 million (collectively, the “2023-1 Notes”). The Class A, Class B, Class C, Class D and Class E notes bear interest at fixed rates of 7.06%, 7.48%, 8.29%, 11.24% and 15.49%, respectively. Principal and interest payments began in October 2023 and are payable monthly. The 2023-1 Notes are recorded at amortized cost, net of original issue discounts totaling approximately $0.8 million. These discounts, along with debt issuance costs incurred of $2.7 million, are deferred and amortized into interest expense over the contractual lives of the 2023-1 Notes using the effective interest method. As of September 30, 2025 the outstanding principal and accrued interest of the 2023-1 Notes was $54.7 million, secured by an aggregate outstanding principal balance of $55.8 million of borrower loans, and approximately $6.4 million in cash collections held in collateral and reserve accounts included in Restricted Cash on the condensed consolidated balance sheets. As of December 31, 2024, the outstanding principal and accrued interest of these notes was $107.6 million, secured by an aggregate outstanding principal balance of $112.3 million of borrower loans included in Borrower Loans, at Fair Value on the Consolidated Balance Sheets, and approximately $10.1 million in cash collections held in collateral and reserve accounts included in Restricted Cash on the consolidated balance sheets.
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

The notes under PMIT 2024-1 were issued in four classes: Class A in the amount of $105.2 million, Class B in the amount of $10.8 million, Class C in the amount of $10.3 million and Class D in the amount of $10.2 million (collectively, the “2024-1 Notes”). The Class A, Class B, Class C and Class D notes bear interest at fixed rates of 6.12%, 6.13%, 6.96%, 10.98%, respectively. The 2024-1 Notes are recorded at amortized cost, net of debt issuance costs incurred of $1.5 million. These debt issuance costs are deferred and amortized into interest expense over the contractual lives of the 2024-1 Notes using the effective interest method. As of September 30, 2025, the outstanding principal and accrued interest of the 2024-1 Notes was $33.2 million, secured by an aggregate outstanding principal balance of $33.5 million of borrower loans included in “Borrower Loans, at Fair Value” on the condensed consolidated balance sheets, and approximately $4.3 million in cash collections held in collateral and reserve accounts included in “Restricted Cash” on the condensed consolidated balance sheets. As of December 31, 2024, the outstanding principal and accrued interest of the 2024-1 Notes was $71.9 million, secured by an aggregate outstanding principal balance of $74.3 million of borrower loans included in “Borrower Loans, at Fair Value” on the condensed consolidated balance sheets, and approximately $6.8 million in cash collections held in collateral and reserve accounts included in “Restricted Cash” on the condensed consolidated balance sheets.

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
The notes under PMCC 2024-1 were issued in four classes: Class A in the amount of $46.3 million, Class B in the amount of $10.7 million, Class C in the amount of $11.1 million and Class D in the amount of $14.8 million (collectively, the “PMCC 2024-1 Notes”). The Class A, Class B, Class C and Class D notes bear interest at fixed rates of 6.15%, 7.15%, 10.05% and 14.64%, respectively. No principal payments will be due on the PMCC 2024-1 Notes for the first two years of the PMCC 2024-1 Transaction, through November 1, 2026, which is referred to as the revolving period. At the end of that two-year period, if the revolving period is not extended the PMCC 2024-1 Transaction enters the amortization period, whereby the PMCC 2024-1 Notes will be repaid in accordance with a waterfall calculation, generally tied to the collections of the associated Credit Card receivables. Interest is payable monthly. These notes are recorded at amortized cost, net of original issue discounts totaling $0.3 million. These discounts, along with debt issuance costs incurred of $2.2 million, are being deferred and amortized into interest expense over the two-year revolving period of the notes using the effective interest method. As of September 30, 2025, the outstanding principal and accrued interest of the PMCC 2024-1 Notes was $83.2 million, secured by a total outstanding balance of Credit Card receivables (inclusive of principal, interest and fees) of $93.0 million, and approximately $0.9 million in cash held in a reserve account and included in Restricted Cash on the consolidated balance sheets. As of December 31, 2024, the outstanding principal and accrued interest of the PMCC 2024-1 Notes was $83.2 million, secured by a total outstanding balance of Credit Card receivables (inclusive of principal, interest and fees) of $94.9 million, and approximately $0.9 million in cash held in a reserve account and included in Restricted Cash on the consolidated balance sheets. For the three and nine months ended September 30, 2025, the Company recorded $3.8 million and $13.0 million, respectively, in Total Interest Income, Net related to the PMCC 2024-1 Credit Card receivables and Notes Issued by Securitization Trust.
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
The Convertible Preferred Stock Warrant Liability is valued using a Black-Scholes option pricing model. Refer to Note 13 for further details.

The following tables present the fair value hierarchy for assets and liabilities measured at fair value (in thousands):

September 30, 2025	Level 1	Level 2	Level 3	Total
Assets:
Borrower Loans, at Fair Value (Notes 4 and 7)	$—	$—	$342,046	$342,046
Receivable from Credit Card Partner, at Fair Value (Notes 5 and 7)	—	—	101,388	101,388
Servicing Assets (Note 6)	—	—	16,698	16,698
Credit Card Derivative (Note 5)	—	—	40,984	40,984
Total Assets	$—	$—	$501,116	$501,116
Liabilities:
Notes, at Fair Value	$—	$—	$255,538	$255,538
Convertible Preferred Stock Warrant Liability	—	—	225,211	225,211
Loan Trailing Fee Liability (Note 10)	—	—	3,240	3,240
Credit Card servicing obligation liability (Note 5)	—	—	8,576	8,576
Total Liabilities	$—	$—	$492,565	$492,565

December 31, 2024	Level 1	Level 2	Level 3	Total
Assets:
Borrower Loans, at Fair Value (Notes 4 and 7)	—	—	461,785	461,785
Receivable from Credit Card Partner, at Fair Value (Notes 5 and 7)	—	—	104,153	104,153
Servicing Assets (Note 6)	—	—	13,718	13,718
Credit Card Derivative (Note 5)	—	—	38,739	38,739
Total Assets	$—	$—	$618,395	$618,395
Liabilities:
Notes, at Fair Value (Note 4)	$—	$—	$283,030	$283,030
Convertible Preferred Stock Warrant Liability (Note 13)	—	—	261,249	261,249
Loan Trailing Fee Liability (Note 10)	—	—	3,004	3,004
Credit Card servicing obligation liability (Note 5)	—	—	8,947	8,947
Total Liabilities	$—	$—	$556,230	$556,230
As PMI’s Borrower Loans, Notes, Convertible Preferred Stock Warrant Liability, Servicing Assets and Liability, Credit Card Derivative, Receivable from Credit Card Partner, Credit Card servicing obligation liability and loan trailing fee liability do not trade in an active market with readily observable prices, the Company uses significant unobservable inputs to measure the fair value of these assets and liabilities. Financial instruments are categorized in the Level 3 valuation hierarchy based on the significance of unobservable factors in the overall fair value measurement. These fair value estimates may also include observable, actively quoted components derived from external sources. As a result, gains and losses for assets and liabilities within the Level 3 category may include changes in fair value that were attributable to both observable and unobservable inputs. Prosper did not transfer any assets or liabilities in or out of Level 3 for the nine months ended September 30, 2025 and 2024.

Significant Unobservable Input Ranges
The following tables present quantitative information about the ranges of significant unobservable inputs used for the Company’s Level 3 fair value measurements at September 30, 2025 and December 31, 2024:

Range
Borrower Loans and Notes:	September 30, 2025	December 31, 2024
Discount rate	5.3% - 15.4%	5.7% - 10.9%
Default rate	2.2% - 14.7%	2.6% - 22.6%
For Borrower Loans and Notes funded through the Note Channel, the Company utilizes the same projected cash flows to estimate the fair values of these financial instruments.

Range
Servicing Assets:	September 30, 2025	December 31, 2024
Discount rate	15.0% - 25.0%	15.0% - 25.0%
Default rate	1.9% - 15.0%	2.6% - 22.6%
Prepayment rate	14.4% - 35.4%	8.3% - 29.8%
Market servicing rate (1) (2)	0.593% - 0.842%	0.633% - 0.842%
(1) Servicing assets associated with loans enrolled in a relief program offered by the Company as of September 30, 2025 and December 31, 2024 were measured using a market servicing rate assumption of 84.2 basis points. This rate was estimated using a multiplier consistent with observable market rates for other loan types, applied to the base market servicing rate assumption.
(2) Excludes collection fees that would be passed on to a hypothetical third-party servicer. As of September 30, 2025 and December 31, 2024, the market rate for collection fees and non-sufficient fund fees was assumed to be 9 basis points and 7 basis points, respectively, for a total market servicing rate range of 68.3 - 93.2 basis points and 70.3 - 91.2 basis points, respectively.

Range
Loan Trailing Fee Liability:	September 30, 2025	December 31, 2024
Discount rate	15.0% - 25.0%	15.0% - 25.0%
Default rate	1.9% - 15.0%	2.6% - 22.6%
Prepayment rate	14.4% - 35.4%	8.3% - 29.8%

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

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets		Liabilities
	Borrower Loans	Loans Held For Sale	Notes	Total
Fair Value at January 1, 2025	$461,785	$—	$(283,030)	$178,755
Purchases of Borrower Loans/Issuance of Notes	128,165	1,836,165	(126,900)	1,837,430
Principal repayments	(223,993)	—	141,344	(82,649)
Borrower Loans sold to third parties	(1,850)	(1,836,165)	—	(1,838,015)
Other changes	(1,362)	—	477	(885)
Changes in fair value	(20,699)	—	12,571	(8,128)
Fair Value at September 30, 2025	$342,046	$—	$(255,538)	$86,508

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets		Liabilities
	Borrower Loans	Loans Held for Sale	Notes	Total
Balance at January 1, 2024	$545,038	$161,501	$(321,966)	$384,573
Purchases of Borrower Loans/Issuance of Notes	142,107	1,488,623	(140,253)	1,490,477
Principal repayments	(265,169)	(22,554)	148,481	(139,242)
Borrower Loans sold to third parties	(3,746)	(1,489,315)	—	(1,493,061)
Other changes	(1,304)	(303)	544	(1,063)
Changes in fair value	(35,502)	(2,263)	18,767	(18,998)
Transfer of Loans Held for Sale to Borrower Loans upon PMIT 2024-1 Transaction, at Fair Value	135,689	(135,689)	—	—
Fair Value at September 30, 2024	$517,113	$—	$(294,427)	$222,686

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets		Liabilities
	Borrower Loans	Loans Held for Sale	Notes	Total
Balance at July 1, 2025	$376,294	$—	$(264,001)	$112,293
Purchase of Borrower Loans/Issuance of Notes	42,332	641,901	(42,318)	$641,915
Principal repayments	(68,940)		46,563	$(22,377)
Borrower Loans sold to third parties	(573)	(641,901)	—	$(642,474)
Other changes	(316)	—	140	$(176)
Change in fair value	(6,751)	—	4,078	$(2,673)
Balance at September 30, 2025	$342,046	$—	$(255,538)	$86,508

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets		Liabilities
	Borrower Loans	Loans Held for Sale	Notes	Total
Balance at July 1, 2024	$574,569	$—	$(305,288)	$269,281
Purchase of Borrower Loans/Issuance of Notes	45,993	529,460	(44,245)	$531,208
Principal repayments	(91,198)	—	49,710	$(41,488)
Borrower Loans sold to third parties	(785)	(529,460)	—	$(530,245)
Other changes	(317)	—	194	$(123)
Change in fair value	(11,149)	—	5,202	$(5,947)
Balance at September 30, 2024	$517,113	$—	$(294,427)	$222,686

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
The following table presents additional information about the Level 3 Receivable from Credit Card Partner, measured at fair value on a recurring basis for the three and nine month period ending September 30, 2025 (in thousands):

Receivable from Credit Card Partner
Fair Value at January 1, 2025	$104,153
Purchases of Credit Card principal receivables	57,129
Principal repayments on Credit Card receivables	(48,604)
Other changes	(797)
Change in fair value	(10,493)
Fair Value at September 30, 2025	$101,388

Receivable from Credit Card Partner
Fair Value at July 1, 2025	$102,491
Purchases of Credit Card principal receivables	17,880
Principal repayments on Credit Card receivables	(14,406)
Other changes	(620)
Change in fair value	(3,957)
Fair Value at September 30, 2025	$101,388
The following tables present additional information about Level 3 Servicing Assets measured at fair value on a recurring basis for the three and nine month periods ending September 30, 2025 and 2024 (in thousands):

Servicing Assets
Fair Value at January 1, 2025	$13,718
Additions	9,703
Less: Changes in fair value	(6,723)
Fair Value at September 30, 2025	$16,698

Servicing Assets
Fair Value at January 1, 2024	$12,249
Additions	8,430
Less: Changes in fair value	(7,603)
Fair Value at September 30, 2024	$13,076

Servicing Assets
Fair Value at July 1, 2025	$14,438
Additions	3,517
Less: Changes in fair value	(1,257)
Balance at September 30, 2025	$16,698

Servicing Assets
Balance at July 1, 2024	$12,867
Additions	3,317
Less: Changes in fair value	(3,108)
Balance at September 30, 2024	$13,076
The following tables present additional information about the Level 3 Credit Card Derivative measured at fair value on a recurring basis for the three and nine month periods ending September 30, 2025 and 2024 (in thousands):

Credit Card Derivative
Fair Value at January 1, 2025	$38,739
Change in fair value	2,245
Fair Value at September 30, 2025	$40,984

Credit Card Derivative
Fair Value at January 1, 2024	$36,848
Change in fair value	13,247
Balance at September 30, 2024	$50,095

Credit Card Derivative
Fair Value at July 1, 2025	$36,443
Change in fair value	4,541
Balance at September 30, 2025	$40,984

Credit Card Derivative
Fair Value at July 1, 2024	$43,740
Change in fair value	6,355
Balance at September 30, 2024	$50,095
The following tables present additional information about the Level 3 Credit Card servicing obligation liability (a component of “Other Liabilities” on the consolidated balance sheets) measured at fair value on a recurring basis for the three and nine month periods ending September 30, 2025 and 2024 (in thousands):

Credit Card Servicing Obligation Liability
Fair Value at January 1, 2025	$8,947
Change in fair value	(371)
Fair Value at September 30, 2025	$8,576

Credit Card Servicing Obligation Liability
Fair Value at January 1, 2024	$9,732
Change in fair value	1,351
Balance at September 30, 2024	$11,083

Credit Card Servicing Obligation Liability
Fair Value at July 1, 2025	$7,964
Change in fair value	612
Balance at September 30, 2025	$8,576

Credit Card Servicing Obligation Liability
Fair Value at July 1, 2024	$9,674
Change in fair value	1,409
Balance at September 30, 2024	$11,083
The following tables present additional information about the Level 3 Convertible Preferred Stock Warrant Liability measured at fair value on a recurring basis for the three and nine month periods ending September 30, 2025 and 2024 (in thousands):

Convertible Preferred Stock Warrant Liability
Fair Value at January 1, 2025	$261,249
Reclassification to Convertible Preferred Stock upon exercise of Series F Warrants (Note 13)	(73,292)
Change in fair value	37,254
Fair Value at September 30, 2025	$225,211

Convertible Preferred Stock Warrant Liability
Fair Value at January 1, 2024	$215,041
Change in fair value	3,910
Fair Value at September 30, 2024	$218,951

Convertible Preferred Stock Warrant Liability
Fair Value at July 1, 2025	$263,382
Reclassification to Convertible Preferred Stock upon exercise of Series F Warrants (Note 13)	(73,292)
Change in fair value	35,121
Fair Value at September 30, 2025	$225,211

Convertible Preferred Stock Warrant Liability
Fair Value at July 1, 2024	$176,653
Change in fair value	42,298
Fair Value at September 30, 2024	$218,951
Loan Trailing Fee
The fair value of the Loan Trailing Fee represents the present value of the expected monthly Loan Trailing Fee payments, which takes into consideration certain assumptions related to expected prepayment rates and default rates using a discounted cash flow model. The assumptions used are the same as those used for the valuation of Servicing Assets, as described below.

The following tables present additional information about the Level 3 Loan Trailing Fee Liability measured at fair value on a recurring basis for the three and nine month periods ending September 30, 2025 and 2024 (in thousands):

Loan Trailing Fee Liability
Fair Value at January 1, 2025	$3,004
Issuances	1,822
Cash Payment of Loan Trailing Fee	(1,969)
Change in Fair Value	383
Fair Value at September 30, 2025	$3,240

Loan Trailing Fee Liability
Fair Value at January 1, 2024	$2,942
Issuances	1,402
Cash Payment of Loan Trailing Fee	(1,951)
Change in Fair Value	563
Fair Value at September 30, 2024	$2,956

Loan Trailing Fee Liability
Fair Value at July 1, 2025	$3,129
Issuances	651
Cash Payment of Loan Trailing Fee	(676)
Change in Fair Value	136
Fair Value at September 30, 2025	$3,240

Loan Trailing Fee Liability
Fair Value at July 1, 2024	$2,889
Issuances	524
Cash Payment of Loan Trailing Fee	(647)
Change in Fair Value	190
Fair Value at September 30, 2024	$2,956

Significant Recurring Level 3 Fair Value Input Sensitivity
Key economic assumptions and the sensitivity of the fair value to immediate changes in those assumptions at September 30, 2025 and December 31, 2024 for Borrower Loans and Loans Held for Sale are presented in the following table (in thousands, except percentages).

Borrower Loans	September 30, 2025	December 31, 2024
Fair value, using the following assumptions:	$342,046	$461,785
Weighted-average discount rate	8.61%	7.72%
Weighted-average default rate	11.53%	12.59%

Fair value resulting from:
100 basis point increase in discount rate	$339,026	$457,584
200 basis point increase in discount rate	336,077	453,483
Fair value resulting from:
100 basis point decrease in discount rate	$345,138	$466,090
200 basis point decrease in discount rate	348,305	470,502

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$339,237	$456,385
Applying a 1.2 multiplier to default rate	336,428	451,011
Fair value resulting from:
Applying a 0.9 multiplier to default rate	$344,851	$467,211
Applying a 0.8 multiplier to default rate	347,656	472,663
Key economic assumptions and the sensitivity of the fair value to immediate changes in those assumptions at September 30, 2025 and December 31, 2024 for Notes are presented in the following table (in thousands, except percentages).

Notes	September 30, 2025	December 31, 2024
Fair value, using the following assumptions:	$255,538	$283,030
Weighted-average discount rate	8.74%	7.70%
Weighted-average default rate	11.29%	13.25%

Fair value resulting from:
100 basis point increase in discount rate	$253,278	$280,451
200 basis point increase in discount rate	251,071	277,934
Fair value resulting from:
100 basis point decrease in discount rate	$257,848	$285,669
200 basis point decrease in discount rate	260,223	288,381

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$253,439	$279,718
Applying a 1.2 multiplier to default rate	251,340	276,422
Fair value resulting from:
Applying a 0.9 multiplier to default rate	$257,635	$286,358
Applying a 0.8 multiplier to default rate	259,731	289,702

Key economic assumptions and the sensitivity of the fair value to immediate changes in those assumptions at September 30, 2025 and December 31, 2024 for Servicing Assets is presented in the following table (in thousands, except percentages).

Servicing Assets	September 30, 2025	December 31, 2024
Fair value, using the following assumptions	$16,698	$13,718
Weighted-average market servicing rate	0.597%	0.640%
Weighted-average prepayment rate	21.76%	18.70%
Weighted-average default rate	11.74%	14.03%

Fair value resulting from:
Market servicing rate increase of 0.025%	$15,736	$12,843
Market servicing rate decrease of 0.025%	17,661	14,593

Fair value resulting from:
Applying a 1.1 multiplier to prepayment rate	$16,265	$13,415
Applying a 0.9 multiplier to prepayment rate	17,140	14,026

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$16,425	$13,448
Applying a 0.9 multiplier to default rate	16,972	13,989
Key economic assumptions and the sensitivity of the fair value to immediate changes in those assumptions at September 30, 2025 and December 31, 2024 for Receivable from Credit Card Partner is presented in the following table (in thousands, except percentages).

Receivable from Credit Card Partner:	September 30, 2025	December 31, 2024
Fair value, using the following assumptions:	$101,388	$104,153
Discount rate on Credit Card receivable cash flows	22.44%	22.44%
Prepayment rate on Credit Card receivables	8.18%	8.14%
Default rate on Credit Card receivables	14.80%	14.80%

Fair value resulting from:
100 basis point increase in discount rate	$101,191	$103,923
200 basis point increase in discount rate	100,999	103,699
Fair value resulting from:
100 basis point decrease in discount rate	$101,591	$104,390
200 basis point decrease in discount rate	101,800	104,633

Fair value resulting from:
Applying a 1.1 multiplier to prepayment rate	$101,180	$103,911
Applying a 0.9 multiplier to prepayment rate	101,599	104,398

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$98,893	$101,503
Applying a 0.9 multiplier to default rate	103,990	106,916
Key economic assumptions and the sensitivity of the fair value to immediate changes in those assumptions at September 30, 2025 and December 31, 2024 for the Credit Card Derivative is presented in the following table (in thousands, except percentages).

Credit Card Derivative	September 30, 2025	December 31, 2024
Fair value, based on the following notional amount and rate assumptions:	$40,984	$38,739
Outstanding Credit Card Principal Balance, Prosper and Coastal Allocations	303,535	303,245
Discount rate on Prosper Allocations	22.44%	22.44%
Discount rate on Coastal Program Fee	22.44%	22.44%
Prepayment rate applied to Credit Card portfolio	8.18%	8.14%
Default rate applied to Credit Card portfolio	15.39%	15.65%

Fair value resulting from:
100 basis point increase in both discount rates	$40,429	$38,225
200 basis point increase in both discount rates	39,890	37,725
Fair value resulting from:
100 basis point decrease in both discount rates	$41,556	$39,269
200 basis point decrease in both discount rates	42,145	39,814

Fair value resulting from:
Applying a 1.1 multiplier to prepayment rate	$40,411	$38,210
Applying a 0.9 multiplier to prepayment rate	41,566	39,275

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$31,709	$29,252
Applying a 0.9 multiplier to default rate	50,577	48,556
Key economic assumptions and the sensitivity of the fair value to immediate changes in those assumptions at September 30, 2025 and 2024 for Credit Card servicing obligation liability is presented in the following table (in thousands, except percentages).

Credit Card servicing obligation liability:	September 30, 2025	December 31, 2024
Fair value, using the following assumptions:	$8,576	$8,947
Discount rate on Credit Card portfolio servicing obligation	22.44%	22.44%
Prepayment rate applied to Credit Card portfolio	8.18%	8.14%
Default rate applied to Credit Card portfolio	15.39%	15.65%
Market servicing rate	2.00%	2.00%

Fair value resulting from:
Market servicing rate increase of 0.10%	$9,025	$9,415
Market servicing rate decrease of 0.10%	8,128	8,481

Fair value resulting from:
Applying a 1.1 multiplier to prepayment rate	$8,481	$8,849
Applying a 0.9 multiplier to prepayment rate	8,672	9,047

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$8,371	$8,730
Applying a 0.9 multiplier to default rate	8,786	9,170

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
Assets and Liabilities Not Recorded at Fair Value
The following table presents the fair value hierarchy for assets, and liabilities not recorded at fair value (in thousands):

September 30, 2025	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets:
Cash and Cash Equivalents	$38,962	$38,962	$—	$—	$38,962
Restricted Cash - Cash and Cash Equivalents	139,638	139,638	—	—	139,638
Restricted Cash - Certificates of Deposit	3,009	—	3,009	—	3,009
Accounts Receivable	9,806	—	9,806	—	9,806
Total Assets	$191,415	$178,600	$12,815	$—	$191,415
Liabilities:
Accounts Payable and Accrued Liabilities	$56,709	$—	$56,709	$—	$56,709
Transaction Fee Refund Liability (Note 17)	14,597	—	—	14,597	14,597
Payable to Investors	125,554	—	125,554	—	125,554
Notes Issued by Securitization Trust	169,058	—	172,142	—	172,142
Term Loan (Note 11)	68,032	—	69,090	—	69,090
Total Liabilities	$433,950	$—	$423,495	$14,597	$438,092

December 31, 2024	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets:
Cash and Cash Equivalents	$30,334	$30,334	$—	$—	$30,334
Restricted Cash - Cash and Cash Equivalents	111,724	111,724	—	—	111,724
Restricted Cash - Certificates of Deposit	3,029	—	3,029	—	3,029
Accounts Receivable	7,545	—	7,545	—	7,545
Total Assets	$152,632	$142,058	$10,574	$—	$152,632
Liabilities:
Accounts Payable and Accrued Liabilities	$49,346	$—	$49,346	$—	$49,346
Transaction Fee Refund Liability (Note 17)	9,212	—	—	9,212	9,212
Payable to Investors	91,945	—	91,945	—	91,945
Notes Issued by Securitization Trust	258,960	—	260,985	—	260,985
Term Loan (Note 11)	75,540	—	76,581	—	76,581
Total Liabilities	$485,003	$—	$478,857	$9,212	$488,069

The estimated fair values of Cash and Cash Equivalents, Restricted Cash, Accounts Receivable, Accounts Payable and Accrued Liabilities, Transaction Fee Refund Liability and Payable to Investors approximate their carrying values because of their short-term nature.

9. Goodwill
Prosper’s goodwill balance of $36.4 million at December 31, 2024 did not change during the nine months ended September 30, 2025. The Company recorded no goodwill impairment for the nine months ended September 30, 2025 and 2024.
10. Other Liabilities
Other Liabilities consist of the following for the periods presented (in thousands):

	September 30, 2025	December 31, 2024
Operating lease liabilities (Note 16)	$10,020	$12,167
Deferred revenue	11,865	8,501
Credit Card servicing obligation liability (Notes 2 and 5)	8,576	8,947
Loan trailing fee liability	3,240	3,004
Deferred income tax liability	808	808
Other	288	322
Total Other Liabilities	$34,797	$33,749
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
On November 27, 2024, the Company signed Amendment 2 to the Credit Agreement, which temporarily reduced the minimum monthly asset coverage ratio financial covenant for the period of November 2024 through April 2025. In exchange, the Company makes quarterly $2.5 million principal payments on the Term Loan, and will pay all payment-in-kind (“PIK”) interest (see discussion in Interest section, below) in cash as it is incurred each month. The Company made quarterly $2.5 million principal payments on September 30, 2025, May 31, 2025, March 31, 2025, and December 31, 2024.
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
In addition, the Credit Agreement contains certain financial covenants with which the Company must remain in compliance as of the last business day of each month during the life of the Term Loan:
•a minimum tangible net worth
•a minimum net liquidity
•a maximum leverage ratio
•a minimum asset coverage ratio
The Company is in compliance with all covenants as of September 30, 2025, as well as applicable monthly periods for the quarter then ended.
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
All participating securities are excluded from basic weighted-average common shares outstanding. Prior to any conversion to common shares, each series of Prosper’s Convertible Preferred Stock is entitled to participate on an if-converted basis in distributions of earnings, when and if declared by the Board of Directors (the “Board”), that are made to common stockholders and consequently, these shares were considered participating securities. During the three and nine months ended September 30, 2025 and 2024, certain shares issued as a result of the early exercise of stock options which are subject to a repurchase right by PMI were entitled to receive non-forfeitable dividends during the vesting period and consequently, are considered participating securities.
Basic and diluted net (loss) income per share were calculated as follows for the periods presented (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net Loss	$(29,492)	$(38,510)	$(36,844)	$(16,680)
Denominator:
Weighted average shares used in computing basic and diluted net loss per share	78,029,045	77,246,532	77,746,658	77,171,384
Net Loss Per Share – Basic and Diluted	$(0.38)	$(0.50)	$(0.47)	$(0.22)

The following common stock equivalents were excluded from the computation of diluted net income (loss) per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(shares)	(shares)	(shares)	(shares)
Excluded securities:
Convertible preferred stock issued and outstanding, excluding shares held by consolidated VIE	209,979,779	158,365,655	209,979,779	158,365,655
Stock options issued and outstanding	76,965,892	83,168,766	78,624,614	82,393,414
Common stock warrants issued and outstanding	705,349	1,080,349	705,349	1,080,349
Series E-1 convertible preferred stock warrants	35,544,141	35,544,141	35,544,141	35,544,141
Series F convertible preferred stock warrants	126,106,580	177,720,704	126,106,580	177,720,704
Total common stock equivalents excluded from diluted net income per common share computation	449,301,741	455,879,615	450,960,463	455,104,263

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
The number of authorized, issued and outstanding shares, their par value and liquidation preference for each series of convertible preferred stock as of September 30, 2025 are disclosed in the table below (amounts in thousands except share and par value amounts):

Convertible Preferred Stock	Par Value	Authorized Shares	Outstanding and Issued Shares		Liquidation Preference, Outstanding Shares
Series A	$0.01	68,558,220	66,428,185	*	$19,160
Series A-1	$0.01	24,760,915	22,515,315		45,031
Series B	$0.01	35,775,880	35,127,160	*	21,190
Series C	$0.01	24,404,770	24,404,770		70,075
Series D	$0.01	23,888,640	23,888,640		165,000
Series E-1	$0.01	35,544,141	—		—
Series E-2	$0.01	16,858,078	—		—
Series F	$0.01	177,720,707	51,614,127		43,563
Series G	$0.01	37,249,497	37,249,497		50,000
Total		444,760,848	261,227,694		$414,019
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
Voting
Each holder of shares of convertible preferred stock is entitled to the number of votes equal to the number of shares of common stock into which such shares of convertible preferred stock could be converted and has voting rights and powers equal to the voting rights and powers of the common stock. The holders of convertible preferred stock and the holders of common stock vote together as a single class (except with respect to certain matters that require separate votes or as required by law), and are entitled to notice of any stockholders’ meeting in accordance with the by-laws of PMI.

Convertible Preferred Stock Warrant Liability
Series E-1 Warrants
In connection with the Settlement and Release Agreement dated November 17, 2016 among PMI, its wholly owned subsidiary Prosper Funding LLC (“PFL”) and Colchis, on December 16, 2016, PMI issued the First Series E-1 Warrant for 20,267,135 shares of Series E-1 convertible preferred stock. The Second Series E-1 Warrant for an additional 15,277,006 shares of Series E-1 convertible preferred stock was granted on the signing of the Consortium Purchase Agreement (as described in Note 13 of PMI’s 10-K for the year ended December 31, 2024) on February 27, 2017. The Series E-1 warrants have an exercise price of $0.01 per share and expire ten years from the date of issuance. For the three months ended September 30, 2025 and 2024, Prosper recognized $4.6 million of expense and $6.8 million of expense, respectively, from the re-measurement of the fair value of the warrants. For the nine months ended September 30, 2025 and 2024, Prosper recognized $5.0 million of expense and $0.4 million of expense, respectively, from the re-measurement of the fair value of the warrants. The income or expense resulting from the remeasurement of the fair value of the warrants is recorded in Change in Fair Value of Convertible Preferred Stock Warrants on the condensed consolidated statements of operations.
To determine the fair value of the Series E-1 Warrants, the Company first determines the value of a share of Series E-1 Convertible Preferred Stock. To determine the fair value of the Convertible Preferred Stock, the Company first derives the business equity value (“BEV”) of the Company using a variety of valuation methods, including discounted cash flow models and market based methods, as deemed appropriate under the circumstances applicable at the valuation date. Once the Company determines an estimated BEV, the option pricing method (“OPM”) is used to allocate the BEV to the various classes of equity, including the preferred stock. The concluded per share value for the Series E-1 Convertible Preferred Stock is utilized as an input to the Black-Scholes option pricing model.
The Company determined the fair value of the outstanding Series E-1 preferred stock warrants utilizing the following assumptions as of the following dates:

	September 30, 2025	December 31, 2024
Volatility	59.0%	63.0%
Risk-free interest rate	3.60%	4.30%
Expected term (in years)	2.75	2.75
Dividend yield	—%	—%
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
Risk-Free Interest Rate: The risk-free interest rate is based on the U.S. Treasury yield in effect as of September 30, 2025, and for zero coupon U.S. Treasury notes with maturities approximately equal to the term of the warrant.
Expected Term: The expected term is the period of time for which the warrants are expected to be outstanding.
Dividend Yield: The expected dividend assumption is based on the Company’s current expectations about the Company’s anticipated dividend policy.
Series F Warrants
In connection with the Consortium Purchase Agreement on February 27, 2017, PMI issued warrants to purchase up to 177,720,706 shares of PMI's Series F convertible preferred stock at $0.01 per share. The warrants expire ten years from the date of issuance. On July 29, 2025, one warrant holder exercised warrants to purchase an aggregate of 51,614,124 shares of Series F Convertible Preferred Stock for cash proceeds of $0.5 million. The aggregate fair value of these warrants as of the date of the exercise was approximately $73.3 million, which was reclassified from Convertible Preferred Stock Warrant Liability to Convertible Preferred Stock on the date of exercise. Refer to the table below for the fair value assumptions used to determine the fair value of the Series F Warrants on the date of exercise.
For the three months ended September 30, 2025 and 2024, Prosper recognized $30.5 million of expense and $35.5 million of expense, respectively, from the re-measurement of the fair value of the warrants. For the nine months ended

September 30, 2025 and 2024, Prosper recognized $32.3 million of expense and $3.6 million of expense, respectively, from the re-measurement of the fair value of the warrants. The income or expense resulting from changes in the fair value of the warrant is recorded through Change in Fair Value of Convertible Preferred Stock Warrants on the condensed consolidated statements of operations.
To determine the fair value of the Series F Warrants, the Company first determines the value of a share of Series F Convertible Preferred Stock. To determine the fair value of the Convertible Preferred Stock, the Company first derives the BEV using valuation methods, including a combination of methods, as deemed appropriate under the circumstances applicable at the valuation date. Once the Company determines an estimated BEV, the OPM is used to allocate the BEV to the various classes of Prosper's equity, including its preferred stock. The concluded per share value for the Series F Convertible Preferred Stock warrants utilizes the Black-Scholes option pricing model.
The Company determined the fair value of the outstanding Series F Warrants utilizing the following assumptions as of the following dates:

	September 30, 2025	December 31, 2024
Volatility	59.0%	63.0%
Risk-free interest rate	3.60%	4.30%
Expected term (in years)	2.75	2.75
Dividend yield	—%	—%
These assumptions were determined using the same criteria described above for the Series E-1 Warrants.
Common Stock
PMI, through its Amended and Restated Certificate of Incorporation, is the sole issuer of common stock and related options, RSUs and warrants. On February 16, 2016, PMI amended and restated its Certificate of Incorporation to, among other things, effect a 5-for-1 forward stock split. On September 20, 2017, PMI further amended its Amended and Restated Certificate of Incorporation to increase the number of shares of common stock authorized for issuance. The total number of shares of stock which PMI has the authority to issue is 1,069,760,848, consisting of 625,000,000 shares of common stock, $0.01 par value per share, and 444,760,848 shares of preferred stock, $0.01 par value per share. As described above, the Company repurchased 2,196,665 shares of Common Stock on December 23, 2019. As of September 30, 2025, 79,124,210 shares of common stock were issued and 78,188,275 shares of common stock were outstanding. As of December 31, 2024, 78,401,384 shares of common stock were issued and 77,465,449 shares of common stock were outstanding. Each holder of common stock is entitled to one vote for each share of common stock held.
Common Stock Issued upon Exercise of Stock Options
For the nine months ended September 30, 2025, PMI issued 722,826 shares of common stock upon the exercise of vested options for cash proceeds of $44 thousand.
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

Stock Option Activity
Stock option activity under the 2005 Plan, 2015 Plan and 2025 Plan is summarized for the nine months ended September 30, 2025 below:

	Options Issued and Outstanding	Weighted Average Exercise Price
Balance as of January 1, 2025	83,441,624	$0.16
Options granted	4,036,200	$0.59
Options exercised	(722,826)	$0.06
Options forfeited	(10,193,187)	$0.35
Options expired	(283,645)	$0.02
Balance as of September 30, 2025	76,278,166	$0.16
Options vested and expected to vest as of September 30, 2025	73,565,628	$0.16
Options vested and exercisable as of September 30, 2025	67,266,431	$0.12
Other Information Regarding Stock Options
The weighted-average remaining contractual term for options outstanding as of September 30, 2025 is 3.49 years.
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
The fair values of PMI’s stock option awards granted were estimated at the dates of grant using the Black-Scholes model with the following average assumptions for the periods presented (no options were granted for the three months ended September 30, 2025):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Volatility of common stock	n/a	65.65%	65.42%	66.15%
Risk-free interest rate	n/a	3.68%	4.03%	4.11%
Expected life (in years)	n/a	6.0 years	6.0 years	6.0 years
Dividend yield	n/a	—%	—%	—%
n/a: not applicable
Restricted Stock Unit Activity
In previous years, PMI granted RSUs to certain employees that are subject to three-year or four-year vesting terms and the occurrence of a liquidity event.

The following table summarizes the number of PMI’s RSU activity for nine months ended September 30, 2025:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2025	2,560,133	$1.03
Forfeited	(500)	$2.14
Unvested at September 30, 2025	2,559,633	$1.03
Share Based Compensation
The following table presents the amount of stock-based compensation related to stock-based awards granted to employees recognized in Prosper’s condensed consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Origination and servicing	$26	$18	$81	$61
Sales and marketing	17	115	52	347
General and administrative	274	277	860	811
Total stock-based compensation	$317	$410	$993	$1,219

As of September 30, 2025, the unamortized stock-based compensation expense, adjusted for forfeiture estimates, related to unvested stock-based awards was approximately $1.5 million, which will be recognized over a remaining weighted-average vesting period of approximately 2.4 years.
15. Income Taxes
For the three months ended September 30, 2025 and 2024, PMI recognized $28 thousand and $26 thousand, respectively, of income tax expense. For the nine months ended September 30, 2025 and 2024, PMI recognized $84 thousand and $78 thousand, respectively, of income tax expense. The income tax expense relates to state income tax expense and the amortization of tax deductible goodwill which gives rise to an indefinite-lived deferred tax liability. No other income tax expense or benefit was recorded for the nine month periods ended September 30, 2025 and 2024 due to a full valuation allowance recorded against the Company’s deferred tax assets.
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
16. Leases
Prosper has operating leases for corporate offices. These leases have remaining lease terms of approximately one to three years. Some of the lease agreements include options to extend the lease term for up to an additional five years. Rental expense under operating lease arrangements was $0.9 million and $0.9 million for the three months ended September 30, 2025 and 2024, respectively. Rental expense under operating lease arrangements was $2.7 million and $3.0 million for the nine months ended September 30, 2025 and 2024, respectively. Additionally, Prosper subleases certain leased office space to third parties when it determines there is excess leased capacity. Sublease income from operating lease arrangements was $0.1 million and $0.1 million for the three months ended September 30, 2025 and 2024, respectively. Sublease income from operating lease arrangements was $0.4 million and $0.3 million for the nine months ended September 30, 2025 and 2024, respectively.
Operating Lease Right-of-Use (“ROU”) Assets
The following table summarizes the operating lease right-of-use assets as of September 30, 2025, which are included in “Property and Equipment, Net” on the condensed consolidated balance sheets.

	September 30, 2025
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
ROU Assets - Office buildings	$22,690	$15,386	$7,304
No impairment charge was identified for the nine months ended September 30, 2025 and 2024.
Lease Liabilities
Future maturities of operating lease liabilities as of September 30, 2025 are as follows (in thousands). The present value of the future minimum lease payments represents our operating lease liabilities as of September 30, 2025 and are included in "Other Liabilities" on the condensed consolidated balance sheets.

September 30, 2025
Remainder of 2025	$1,133
2026	4,648
2027	3,834
2028	1,948
2029	411
Total future minimum lease payments	$11,974
Less imputed interest	(1,954)
Present value of future minimum lease payments	$10,020
Because the rate implicit in each lease is not readily determinable, we use our incremental borrowing rate to determine the present value of the lease payments. Other information related to leases was as follows (dollars in thousands):

September 30, 2025
Weighted average remaining lease term (in years)	2.23
Weighted average discount rate	11.12%
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
The Origination and Sale Agreements contain terms through February 1, 2027. Prosper is required, under the Origination and Sale Agreements, to maintain certain collateral requirements. In addition, pursuant to the Marketing Agreement, the marketing fee that Prosper receives in connection with the origination of each loan is partially reduced by an amount (the “Designated Amount”) calculated as a percentage of the principal amount of such loan based on the aggregate principal amount of loans originated for the applicable month. To the extent the aggregate Designated Amount for all loans originated during any month is less than $100,000 through February 1, 2027, Prosper is required to pay WebBank an amount equal to such deficiency. Accordingly, the minimum fee is $0.3 million for the remaining three months of 2025, $1.2 million in 2026 and $0.1 million in 2027.
Additionally, under the Origination and Sale Agreements, Prosper is required to maintain a minimum net liquidity of $15.0 million at all times during the term of the agreement. Net liquidity is defined as the sum of Cash, Cash Equivalents and Available for Sale Investments. Violation of this covenant can result in termination of the contract with WebBank. As of September 30, 2025, the Company was in compliance with the covenant.
Transaction Fee Refund Liability
Prosper assumes WebBank’s liability under Utah law to refund the pro-rated amount of any transaction fees collected in excess of 5%, in the event the underlying borrower prepays the loan in full before maturity. For the three months ended September 30, 2025 and 2024 the Company issued $4.7 million and $1.4 million, respectively, in refunds under this obligation. For the nine months ended September 30, 2025 and 2024 the Company issued $11.3 million and $2.4 million, respectively, in refunds under this obligation. As of September 30, 2025 and December 31, 2024, the Company accrued $14.6 million and $9.2 million, respectively, related to anticipated future refunds under this obligation.
Loan Purchase Commitments
Prosper entered into an agreement with WebBank to purchase $23.5 million of Borrower Loans that WebBank originated during the last two business days of the quarter ended September 30, 2025. Prosper will purchase these Borrower Loans within the first two business days of the quarter ending December 31, 2025.
Repurchase Obligation
Under the terms of the loan purchase agreements between Prosper and investors that participate in the Whole Loan Channel, Prosper may, in certain circumstances, become obligated to repurchase a Borrower Loan from an investor. Generally, these circumstances include the occurrence of verifiable identity theft, the failure to properly follow personal loan listing or bidding protocols or a violation of the applicable federal, state or local lending laws. Prosper recognizes a liability at fair value for the repurchase obligation when the Borrower Loans are sold. The fair value of the repurchase obligation is estimated based on historical experience. Repurchased Borrower Loans associated with violations of federal, state or local lending laws or verifiable identity theft are written off at the time of repurchase. The maximum potential amount of future payments associated with this obligation is the outstanding balances of the Borrower Loans issued to third parties through the Whole Loan Channel, which at September 30, 2025 is $3.6 billion. Prosper has accrued $0.2 million and $0.3 million as of September 30, 2025 and December 31, 2024, respectively, in regard to this obligation.
Under the terms of the indenture and investor registration agreement, Prosper may, in certain circumstances, become obligated to either repurchase a Note or indemnify the investor for any losses resulting from nonpayment of a Note purchased in the Retail Channel. The decision to repurchase or indemnify is in Prosper’s sole discretion. These circumstances include, but are not limited to, the occurrence of verifiable identity theft, a technical error in the automated bidding tools which results in the purchase of a Note that does not match the investor’s investment criteria, or situations in which a personal loan listing includes a Prosper Rating that is different from the Prosper Rating that should have appeared in the listing for the corresponding Borrower Loan because either PFL inaccurately input data into, or inaccurately applied, the formula for determining the Prosper Rating and, as a result, the interest of the investor is materially and adversely affected. During the nine months ended September 30, 2025, the Company repurchased less than $0.1 million of Notes under these circumstances, and has agreed to indemnify additional Notes with an unpaid principal balance of $0.2 million as of September 30, 2025.
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

Cybersecurity Matter
On September 1, 2025, Prosper identified that an unauthorized third party gained access to the Company’s systems that contain proprietary and confidential information. The Company promptly initiated its cybersecurity response plans and began taking steps to investigate, contain and remediate the incident and enhance its security measures with the assistance of cybersecurity experts. The Company also informed law enforcement.
There is no evidence of unauthorized access to customer accounts and funds, and the Company’s customer-facing operations have continued uninterrupted. While the Company’s investigation is ongoing, there is evidence that confidential, proprietary and personal information, including Social Security numbers, was obtained, including through unauthorized queries made on Company databases that store customer and applicant data. The Company is still in the process of identifying what information, including the number of records of personal information, was compromised.
The Company has accrued for various legal and cybersecurity costs incurred related to this incident that are not covered by insurance. Due to the significant uncertainties involved, however, the Company is not able to accurately predict the ultimate outcome of this incident, or estimate a loss or range of loss that the Company may incur. Accordingly, the Company has not recorded a provision for any estimated losses in respect to the incident as of September 30, 2025.
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
Prosper’s executive officers, directors who are not executive officers, and certain affiliates participate in its marketplace by placing bids and purchasing Notes. The aggregate amount of the Notes purchased and the income earned by parties deemed to be affiliates and related parties of Prosper for the three and nine months ended September 30, 2025 and 2024, as well as the Notes outstanding as of September 30, 2025 and December 31, 2024 are summarized below (in thousands):

	Aggregate Amount of Notes Purchased the Three Months Ended September 30,		Interest Earned on Notes the Three Months Ended September 30,
Related Party	2025	2024	2025	2024
Executive officers and management	$3	$11	$2	$2
Directors (excluding executive officers and management)	—	—	—	—
Total	$3	$11	$2	$2

	Aggregate Amount of Notes Purchased the Nine Months Ended September 30,		Interest Earned on Notes and Borrower Loans Nine Months Ended September 30,
Related Party	2025	2024	2025	2024
Executive officers and management	$8	$34	$7	$7
Directors (excluding executive officers and management)	—	—	—	—
Total	$8	$34	$7	$7

	Notes Balance as of
Related Party	September 30, 2025	December 31, 2024
Executive officers and management	$38	$67
Directors (excluding executive officers and management)	—	—
Total	$38	$67

19. Significant Concentrations
Prosper is dependent on third-party funding sources such as banks, credit unions, asset managers, investment funds and insurance companies to provide the funds to allow WebBank to originate Borrower Loans that the third-party funding sources will later purchase. Of all Borrower Loans originated in the three months ended September 30, 2025, four individual third parties purchased 17.4%, 14.3%, 13.2% and 11.1% of all Borrower Loans originated. For the three months ended September 30, 2024, five individual third parties purchased 17.5%, 15.8%, 13.9%, 12.5% and 11.8% of all Borrower Loans originated. Of all Borrower Loans originated in the nine months ended September 30, 2025, four individual third parties purchased 15.4%, 13.9%, 12.1% and 12.0% of all Borrower Loans originated. For the nine months ended September 30, 2024, three individual third parties purchased 24.7%, 17.0% and 13.3% of all Borrower Loans originated.
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

	Three Months Ended September 30, 2025
	Personal Loan	Home Equity	Credit Card	Total
Total Net Revenue	$50,518	$156	$8,512	$59,186
Impact of Interest Rates on Fair Value of Loans Held in Consolidated Trusts	(205)	—	—	(205)
Segment Adjusted Net Revenue	$50,313	$156	$8,512	$58,981

Less: Segment Operating Expenses (1)
Compensation and Benefits (2)	17,541	216	2,223	19,980
Marketing and Advertising	11,850	1	3,119	14,970
Transaction Costs	1,976	63	2,923	4,962
Other Expenses (3)	7,651	49	263	7,963
Segment Adjusted EBITDA	$11,295	$(173)	$(16)	$11,106
Depreciation expense:
Origination and Servicing				(3,006)
General and Administration - Other				(169)
Stock-based compensation				(317)
Change in Fair Value of Convertible Preferred Stock Warrants				(35,121)
Impact of Interest Rates on Fair Value of Loans Held in Consolidated Trusts				205
Interest income on cash and cash equivalents				790
Interest Expense on Term Loan				(2,952)
Net Loss Before Income Taxes				$(29,464)

Interest Income (Expense) Included in Segment Adjusted EBITDA
Interest Income on Financial Instruments	$13,645	$—	$5,840	$19,485
Interest Expense on Financial Instruments	(12,479)	—	(2,043)	(14,522)
Total Interest Income, Net	$1,166	$—	$3,797	$4,963
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

	Three Months Ended September 30, 2024
	Personal Loan	Home Equity	Credit Card	Total
Total Net Revenue	$41,226	$587	$10,391	$52,204
Impact of interest rates on fair value of loans held in consolidated trusts	(1,592)	—	—	(1,592)
Segment Adjusted Net Revenue	$39,634	$587	$10,391	$50,612

Less: Segment Operating Expenses (1)
Compensation and Benefits (2)	17,226	228	2,264	19,718
Marketing and Advertising	8,535	46	1,936	10,517
Transaction Costs	2,017	106	3,945	6,068
Other Expenses (3)	6,480	33	63	6,576
Segment Adjusted EBITDA	$5,376	$174	$2,183	$7,733
Depreciation expense:
Origination and Servicing				(2,240)
General and Administration - Other				(356)
Amortization of intangibles				(22)
Stock-based compensation				(410)
Impairment of long-lived assets				—
Change in Fair Value of Convertible Preferred Stock Warrants				(42,298)
Impact of interest rates on fair value of loans held in consolidated trusts				1,592
Interest income on cash and cash equivalents				869
Interest Expense on Term Loan				(3,352)
Net Loss Before Income Taxes				$(38,484)

Interest Income (Expense) Included in Segment Adjusted EBITDA
Interest Income on Financial Instruments	$20,326	$—	$—	$20,326
Interest Expense on Financial Instruments	(17,157)	—	—	(17,157)
Total Interest Income, Net	$3,169	$—	$—	$3,169
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

	Nine Months Ended September 30, 2025
	Personal Loan	Home Equity	Credit Card	Total
Total Net Revenue	$141,024	$699	$11,777	$153,500
Impact of Interest Rates on Fair Value of Loans Held in Consolidated Trusts	138	—	—	138
Segment Adjusted Net Revenue	$141,162	$699	$11,777	$153,638

Less: Segment Operating Expenses (1)
Compensation and Benefits (2)	52,119	646	7,630	60,395
Marketing and Advertising	33,225	5	6,292	39,522
Transaction Costs	5,279	273	8,764	14,316
Other Expenses (3)	21,179	104	545	21,828
Segment Adjusted EBITDA	$29,360	$(329)	$(11,454)	$17,577
Depreciation expense:
Origination and Servicing				(8,470)
General and Administration - Other				(669)
Stock-based compensation				(993)
Change in Fair Value of Convertible Preferred Stock Warrants				(37,254)
Impact of Interest Rates on Fair Value of Loans Held in Consolidated Trusts				(138)
Interest income on cash and cash equivalents				2,194
Interest Expense on Term Loan				(9,007)
Net Loss Before Income Taxes				$(36,760)

Interest Income (Expense) Included in Segment Adjusted EBITDA
Interest Income on Financial Instruments	$44,729	$—	$19,123	$63,852
Interest Expense on Financial Instruments	(40,233)	—	(6,050)	(46,283)
Total Interest Income, Net	$4,496	$—	$13,073	$17,569
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

	Nine Months Ended September 30, 2024
	Personal Loan	Home Equity	Credit Card	Total
Total Net Revenue	$103,051	$1,292	$21,534	$125,877
Impact of interest rates on fair value of loans held in consolidated trusts	878	—	—	878
Accelerated amortization of PWIT debt issuance costs	733	—	—	733
Segment Adjusted Net Revenue	$104,662	$1,292	$21,534	$127,488

Less: Segment Operating Expenses (1)
Compensation and Benefits (2)	46,081	538	6,182	52,801
Marketing and Advertising	24,867	118	7,204	32,189
Transaction Costs	5,391	233	10,378	16,002
Other Expenses (3)	20,110	111	310	20,531
Segment Adjusted EBITDA	8,213	292	(2,540)	5,965
Depreciation expense:
Origination and Servicing				(6,913)
General and Administration - Other				(1,211)
Amortization of intangibles				(64)
Stock-based compensation				(1,219)
Impairment of long-lived assets				(387)
Change in Fair Value of Convertible Preferred Stock Warrants				(3,910)
Impact of interest rates on fair value of loans held in consolidated trusts				(878)
Interest income on cash and cash equivalents				2,579
Interest Expense on Term Loan				(9,831)
Accelerated amortization of PWIT debt issuance costs				(733)
Net Income Before Income Taxes				$(16,602)

Interest Income (Expense) Included in Segment Adjusted EBITDA
Interest Income on Financial Instruments	$66,668	$—	$—	$66,668
Interest Expense on Financial Instruments	(56,618)	—	—	(56,618)
Accelerated amortization of PWIT debt issuance costs	733	—	—	733
Total Interest Income, Net	$10,783	$—	$—	$10,783
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

Prosper Funding LLC
Condensed Consolidated Balance Sheets (Unaudited)
(amounts in thousands)

	September 30, 2025	December 31, 2024
Assets:
Cash and Cash Equivalents	$2,779	$2,764
Restricted Cash	125,255	93,976
Borrower Loans, at Fair Value	257,899	285,578
Property and Equipment, Net	12,792	12,560
Servicing Assets	16,975	14,333
Receivable from Related Party	735	4,765
Other Assets	2,358	1,466
Total Assets	$418,793	$415,442
Liabilities and Member’s Equity:
Accounts Payable and Accrued Liabilities	$27,185	$18,703
Payable to Investors	126,216	93,018
Notes, at Fair Value	255,538	283,030
Other Liabilities	3,487	3,286
Total Liabilities	412,426	398,037
Member's Equity:
Member's Equity	9,998	9,998
(Accumulated Deficit) Retained Earnings	(3,631)	7,407
Total Member's Equity	$6,367	$17,405
Total Liabilities and Member's Equity	$418,793	$415,442
The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Funding LLC
Condensed Consolidated Statements of Operations (Unaudited)
(amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Operating Revenues:
Administration Fee Revenue - Related Party	$24,000	$20,970	$70,597	$55,822
Servicing Fees, Net	10,098	6,102	26,175	18,856
Loss on Sale of Borrower Loans	(15,116)	(12,560)	(44,363)	(31,500)
Other Revenue	59	156	273	493
Total Operating Revenues	19,041	14,668	52,682	43,671
Interest Income on Borrower Loans	10,556	12,495	32,767	37,967
Interest Expense on Notes	(9,879)	(11,730)	(30,715)	(35,713)
Total Interest Income, Net	677	765	2,052	2,254
Change in Fair Value of Financial Instruments, Net	(621)	(1,253)	(835)	(1,791)
Total Net Revenues	19,097	14,180	53,899	44,134
Expenses:
Administration Fee - Related Party	20,523	16,264	58,921	46,896
Servicing and Other, Net	2,149	1,746	6,016	5,267
Total Expenses	22,672	18,010	64,937	52,163
Net Loss	$(3,575)	$(3,830)	$(11,038)	$(8,029)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Funding LLC
Condensed Consolidated Statements of Member’s Equity (Unaudited)
(amounts in thousands)

	Member’s Equity	Retained Earnings (Accumulated Deficit)	Total
Balance as of January 1, 2025	$9,998	$7,407	$17,405
Net Loss	—	(11,038)	(11,038)
Balance as of September 30, 2025	$9,998	$(3,631)	$6,367

	Member’s Equity	Retained Earnings	Total
Balance as of January 1, 2024	$8,364	$18,351	$26,715
Contribution of Borrower Loans from Parent (Note 4)	1,634	—	1,634
Net Loss	—	(8,029)	(8,029)
Balance as of September 30, 2024	$9,998	$10,322	$20,320

	Member’s Equity	Retained Earnings (Accumulated Deficit)	Total
Balance as of January 1, 2025	$9,998	$7,407	$17,405
Net Loss	—	(3,649)	(3,649)
Balance as of March 31, 2025	$9,998	$3,758	$13,756
Net Loss	—	(3,814)	(3,814)
Balance as of June 30, 2025	$9,998	$(56)	$9,942
Net Loss	—	(3,575)	(3,575)
Balance as of September 30, 2025	$9,998	$(3,631)	$6,367

	Member’s Equity	Retained Earnings	Total
Balance as of January 1, 2024	$8,364	$18,351	$26,715
Contribution of Borrower Loans from Parent (Note 4)	1,634	—	1,634
Net Loss	—	(3,184)	(3,184)
Balance as of March 31, 2024	$9,998	$15,167	$25,165
Net Loss	—	(1,015)	$(1,015)
Balance as of June 30, 2024	$9,998	$14,152	$24,150
Net loss	—	(3,830)	(3,830)
Balance as of September 30, 2024	$9,998	$10,322	$20,320

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Funding LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)
(amounts in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities:
Net Loss	$(11,038)	$(8,029)
Adjustments to Reconcile Net Loss to Net Cash Provided by (Used in) Operating Activities:
Change in Fair Value of Financial Instruments	835	1,791
Other Non-Cash Changes in Borrower Loans, Loans Held for Sale and Notes	(38)	(59)
Gain on Sale of Borrower Loans	(9,703)	(7,962)
Change in Fair Value of Servicing Rights	7,061	7,910
Depreciation and Amortization	6,052	5,086
Changes in Operating Assets and Liabilities:
Purchase of Loans Held for Sale at Fair Value	(1,836,165)	(1,488,623)
Proceeds from Sales and Principal Payments of Loans Held for Sale, at Fair Value	1,836,165	1,488,623
Other Assets	(892)	(899)
Accounts Payable and Accrued Liabilities	8,482	7,001
Payable to Investors	33,198	6,350
Net Related Party Receivable/Payable	5,834	(2,837)
Other Liabilities	200	(141)
Net Cash Provided by Operating Activities	39,991	8,211
Cash Flows from Investing Activities:
Purchase of Borrower Loans Held at Fair Value	(128,165)	(142,107)
Proceeds from Sales and Principal Payments of Borrower Loans, at Fair Value	142,000	149,024
Purchases of Property and Equipment	(8,088)	(5,391)
Net Cash Provided by Investing Activities	5,747	1,526
Cash Flows from Financing Activities:
Proceeds from Issuance of Notes Held at Fair Value	126,900	140,253
Payments of Notes, at Fair Value	(141,344)	(148,481)
Net Cash Used in Financing Activities	(14,444)	(8,228)
Net Increase in Cash, Cash Equivalents and Restricted Cash	31,294	1,509
Cash, Cash Equivalents and Restricted Cash at Beginning of the Period	96,740	97,039
Cash, Cash Equivalents and Restricted Cash at End of the Period	$128,034	$98,548

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$31,194	$36,259
Non-Cash Investing Activity - Accrual for Property and Equipment, Net	696	304
Non-Cash Financing Activity - Contribution of Borrower Loans by Parent (Note 4)	—	1,634

Reconciliation to Amounts on Consolidated Balance Sheets:
Cash and Cash Equivalents	$2,779	$2,987
Restricted Cash	125,255	95,561
Total Cash, Cash Equivalents and Restricted Cash	$128,034	$98,548

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
PFL did not have any items of other comprehensive income or loss for any of the periods presented in the condensed consolidated financial statements as of and for the nine months ended September 30, 2025 and 2024.
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
2. Summary of Significant Accounting Policies
PFL's significant accounting policies are included in Note 2, Summary of Significant Accounting Policies, in PFL’s Annual Report on Form 10-K for the year ended December 31, 2024. There have been no changes to these accounting policies during the first nine months of 2025.
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
3. Property and Equipment, Net
Property and equipment consist of the following as of the dates presented (in thousands):

	September 30, 2025	December 31, 2024
Internal-use software and web site development costs	$53,067	$49,836
Less: accumulated depreciation and amortization	(40,275)	(37,276)
Total property and equipment, net	$12,792	$12,560

Depreciation expense for the three months ended September 30, 2025 and 2024 was $2.1 million and $1.6 million, respectively. Depreciation expense for the nine months ended September 30, 2025 and 2024 was $6.1 million and $5.1 million, respectively.

4. Borrower Loans and Notes, at Fair Value
The aggregate principal balances outstanding and fair values of Borrower Loans and Notes as of September 30, 2025 and December 31, 2024, are presented in the following table (in thousands):

	Borrower Loans		Notes
	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Aggregate principal balance outstanding and interest outstanding	$268,142	$300,782	$268,763	$301,246
Fair value adjustments	(10,243)	(15,204)	(13,225)	(18,216)
Fair value	$257,899	$285,578	$255,538	$283,030

As of September 30, 2025, outstanding Borrower Loans had original terms to maturity of 24, 36, 48 or 60 months, had monthly payments with fixed interest rates ranging from 6.00% to 33.00% and had various original maturity dates through September 2030. As of December 31, 2024, outstanding Borrower Loans had original maturities of either 24, 36, 48 or 60 months, monthly payments with fixed interest rates ranging from 6.00% to 33.00% and had various original maturity dates through December 2029.
As of September 30, 2025, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $2.4 million and a fair value of $0.4 million. As of December 31, 2024, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $3.1 million and a fair value of $0.4 million. PFL places loans on non-accrual status when they are over 120 days past due. As of September 30, 2025 and December 31, 2024, Borrower Loans in non-accrual status had a fair value of $0.2 million and $0.3 million, respectively.
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
5. Servicing Assets
PFL accounts for Servicing Assets at their estimated fair values with changes in fair values recorded in Servicing Fees, Net on the condensed consolidated statements of operations. The initial asset is recognized in Gain (Loss) on the Sale of Borrower Loans on the condensed consolidated statements of operations when PFL sells Borrower Loans to unrelated third-party buyers through the Whole Loan Channel and the servicing rights are retained. The Servicing Assets are measured at fair value throughout the servicing period. PFL recognized gains from the initial recognition of Servicing Assets on the sale of Borrower Loans in the amounts of $3.5 million and $2.8 million for the three months ended September 30, 2025 and 2024, respectively, and gains from the initial recognition of Servicing Assets on the sale of Borrower Loans in the amounts of $9.7 million and $8.0 million for the nine months ended September 30, 2025 and 2024, respectively. These amounts are recorded in Loss on Sale of Borrower Loans on the condensed consolidated statements of operations, and are offset primarily by incentives provided to loan buyers at the time of sale.
As of September 30, 2025, Borrower Loans that were sold, but for which PFL retained servicing rights, had a total outstanding principal balance of $3.7 billion, original terms of 24, 36, 48 or 60 months, monthly payments with fixed interest rates ranging from 5.75% to 33.00%, and various original maturity dates through September 2030. As of December 31, 2024, Borrower Loans that were sold, but for which PFL retained servicing rights, had a total outstanding principal balance of $3.5 billion, original terms of either 24, 36, 48 or 36 months, monthly payments with fixed interest rates ranging from 5.46% to 33.00%, and various original maturity dates through December 2029.
Contractually-specified servicing fees and ancillary fees totaled $12.2 million and $9.6 million for the three months ended September 30, 2025 and 2024, respectively, and $35.5 million and $28.3 million for the nine months ended September 30, 2025 and 2024, and are included primarily in Servicing Fees, Net on the condensed consolidated statements of operations.
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
In September 2025, as a result of an updated assessment of market rates, the Company lowered the estimated base market servicing rate used to value its Servicing Asset from 63.3 basis points to 59.3 basis points. This change resulted in a $1.5 million increase to Servicing Assets, Net as of September 30, 2025, and Total Net Revenues for the three and nine months ended September 30, 2025.
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
6. Income Taxes
PFL incurred no income tax provision for the nine months ended September 30, 2025 and 2024. PFL is a U.S. disregarded entity and its income and loss are included in the income tax reporting of its parent, PMI. Since PMI is in a taxable loss position, is not currently subject to income taxes, and has fully reserved against its deferred tax asset, the net effective tax rate for PFL is 0%.

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
As of September 30, 2025 and December 31, 2024, the discounted cash flow methodology used to estimate the Notes fair values used the same projected cash flows as the related Borrower Loans. As demonstrated in the table below, the fair value adjustments for Borrower Loans were largely offset by the fair value adjustments of the Notes due to the borrower payment dependent design of the Notes and because the principal balances of the Borrower Loans approximated the principal balances of the Notes.
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

The following tables present the fair value hierarchy for assets and liabilities measured at fair value (in thousands):

September 30, 2025	Level 1	Level 2	Level 3	Total
Assets:
Borrower Loans, at Fair Value	$—	$—	$257,899	$257,899
Servicing Assets	—	—	16,975	16,975
Total Assets	$—	$—	$274,874	$274,874
Liabilities:
Notes, at Fair Value	$—	$—	$255,538	$255,538
Loan Trailing Fee Liability (included in Other Liabilities)	—	—	3,240	3,240
Total Liabilities	$—	$—	$258,778	$258,778

December 31, 2024	Level 1	Level 2	Level 3	Total
Assets:
Borrower Loans, at Fair Value	$—	$—	$285,578	$285,578
Servicing Assets	—	—	14,333	14,333
Total Assets	$—	$—	$299,911	$299,911
Liabilities:
Notes, at Fair Value	$—	$—	$283,030	$283,030
Loan Trailing Fee Liability (included in Other Liabilities)	—	—	3,004	3,004
Total Liabilities	$—	$—	$286,034	$286,034

As PFL’s Borrower Loans, Notes, Servicing Assets and loan trailing fee liability do not trade in an active market with readily observable prices, PFL uses significant unobservable inputs to measure the fair value of these assets and liabilities. Financial instruments are categorized in the Level 3 valuation hierarchy based on the significance of unobservable factors in the overall fair value measurement. These fair value estimates may also include observable, actively quoted components derived from external sources. As a result, the realized and unrealized gains and losses for assets and liabilities within the Level 3 category may include changes in fair value that were attributable to both observable and unobservable inputs. PFL did not transfer any assets or liabilities in or out of Level 3 for the nine months ended September 30, 2025 or September 30, 2024.
Significant Unobservable Inputs
The following tables present quantitative information about the significant unobservable inputs used for PFL’s Level 3 fair value measurements at the dates presented:

Range
Borrower Loans and Notes	September 30, 2025	December 31, 2024
Discount rate	6.5% - 15.4%	5.8% - 8.7%
Default rate	2.3% - 14.7%	2.9% - 22.6%

Range
Servicing Assets	September 30, 2025	December 31, 2024
Discount rate	15.0% - 25.0%	15.0% - 25.0%
Default rate	1.9% - 15.0%	2.9% - 22.6%
Prepayment rate	2.9% - 41.5%	13.6% - 28.1%
Market servicing rate (1) (2)	0.593% - 0.842%	0.633% - 0.842%
(1) Servicing assets associated with loans enrolled in a relief program offered by the Company as of September 30, 2025 and December 31, 2024 were measured using a market servicing rate assumption of 84.2 basis points. This rate was estimated using a multiplier consistent with observable market rates for other loan types, applied to the base market servicing rate assumption.

(2) Excludes collection fees that would be passed on to a hypothetical third-party servicer. As of September 30, 2025 and December 31, 2024, the market rate for collection fees and non-sufficient fund fees was assumed to be 9 basis points and 7 basis points, respectively, for a total market servicing rate range of 68.3 - 93.2 basis points and a total market servicing rate of 70.3 - 91.2 basis points, respectively.

Range
Loan Trailing Fee Liability	September 30, 2025	December 31, 2024
Discount rate	15.0% - 25.0%	15.0% - 25.0%
Default rate	1.9% - 15.0%	2.9% - 22.6%
Prepayment rate	2.9% - 41.5%	13.6% - 28.1%
Changes in Level 3 Fair Value Assets and Liabilities on a Recurring Basis
The following tables present additional information about Level 3 Borrower Loans, Loans Held for Sale and Notes measured at fair value on a recurring basis (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets		Liabilities
	Borrower Loans	Loans Held for Sale	Notes	Total
Balance at January 1, 2025	$285,578	$—	$(283,030)	$2,548
Originations	128,165	1,836,165	(126,900)	1,837,430
Principal repayments	(140,150)	—	141,344	1,194
Borrower Loans sold to third parties	(1,850)	(1,836,165)	—	(1,838,015)
Other changes	(439)	—	477	38
Change in fair value	(13,405)	—	12,571	(834)
Balance at September 30, 2025	$257,899	$—	$(255,538)	$2,361

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets		Liabilities
	Borrower Loans	Loans Held for Sale	Notes	Total
Balance at January 1, 2024	$324,311	$—	$(321,966)	$2,345
Originations	142,107	1,488,623	(140,253)	1,490,477
Borrower Loans contributed by Parent, at Fair Value	1,634	—	—	1,634
Principal repayments	(145,278)	—	148,481	3,203
Borrower Loans sold to third parties	(3,746)	(1,488,623)	—	(1,492,369)
Other changes	(484)	—	543	59
Change in fair value	(20,559)	—	18,768	(1,791)
Balance at September 30, 2024	$297,985	$—	$(294,427)	3,558

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets		Liabilities
	Borrower Loans	Loans Held for Sale	Notes	Total
Balance at July 1, 2025	$266,678	$—	$(264,001)	2,677
Originations	42,332	641,901	(42,318)	641,915
Principal repayments	(45,757)	—	46,563	806
Borrower Loans sold to third parties	(573)	(641,901)	—	(642,474)
Other changes	(83)	—	140	57
Change in fair value	(4,698)	—	4,078	(620)
Balance at September 30, 2025	$257,899	$—	$(255,538)	$2,361

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets		Liabilities
	Borrower Loans	Loans Held for Sale	Notes	Total
Balance at July 1, 2024	$307,672	$—	$(305,288)	2,384
Originations	45,993	529,460	(44,245)	531,208
Principal repayments	(48,456)	—	49,710	1,254
Borrower Loans sold to third parties	(785)	(529,460)	—	(530,245)
Other changes	16	—	194	210
Change in fair value	(6,455)	—	5,202	(1,253)
Balance at September 30, 2024	$297,985	$—	$(294,427)	$3,558
The following tables present additional information about Level 3 Servicing Assets recorded at fair value (in thousands):

Servicing Assets
Balance as of January 1, 2025	14,333
Additions	9,703
Less: Changes in fair value	(7,061)
Balance as of September 30, 2025	$16,975

Servicing Assets
Balance as of January 1, 2024	$13,818
Additions	8,429
Less: Changes in fair value	(8,377)
Balance as of September 30, 2024	$13,870

Servicing Assets
Balance as of July 1, 2025	$14,780
Additions	3,517
Less: Changes in fair value	(1,322)
Balance as of September 30, 2025	16,975

Servicing Assets
Balance as of July 1, 2024	$13,878
Additions	3,317
Less: Changes in fair value	(3,325)
Balance as of September 30, 2024	$13,870

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
The following tables present additional information about Level 3 Loan Trailing Fee Liability measured at fair value on a recurring basis (in thousands):

Loan Trailing Fee Liability
Balance as of January 1, 2025	$3,004
Issuances	1,822
Cash payment of Loan Trailing Fee	(1,969)
Change in fair value	383
Balance as of September 30, 2025	$3,240

Loan Trailing Fee Liability
Balance as of January 1, 2024	$2,942
Issuances	1,402
Cash payment of Loan Trailing Fee	(1,951)
Change in fair value	563
Balance as of September 30, 2024	$2,956

Loan Trailing Fee Liability
Balance as of July 1, 2025	$3,129
Issuances	651
Cash payment of Loan Trailing Fee	(676)
Change in fair value	136
Balance as of September 30, 2025	$3,240

Loan Trailing Fee Liability
Balance as of July 1, 2024	$2,889
Issuances	524
Cash payment of Loan Trailing Fee	(647)
Change in fair value	190
Balance as of September 30, 2024	$2,956

Significant Recurring Level 3 Fair Value Asset and Liability Input Sensitivity
Key economic assumptions are used to compute the fair value of Borrower Loans. The sensitivity of the fair value to immediate changes in assumptions at September 30, 2025 and December 31, 2024 for Borrower Loans are presented in the following table (in thousands, except percentages).

Borrower Loans:	September 30, 2025	December 31, 2024
Fair value, using the following assumptions:	$257,899	$285,578
Weighted-average discount rate	8.75%	7.70%
Weighted-average default rate	11.38%	13.35%

Fair value resulting from:
100 basis point increase in discount rate	$255,623	$282,980
200 basis point increase in discount rate	253,399	280,443
Fair value resulting from:
100 basis point decrease in discount rate	$260,231	$288,240
200 basis point decrease in discount rate	262,619	290,969

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$255,783	$282,239
Applying a 1.2 multiplier to default rate	253,665	278,916
Fair value resulting from:
Applying a 0.9 multiplier to default rate	$260,016	$288,934
Applying a 0.8 multiplier to default rate	262,131	292,306
Key economic assumptions are used to compute the fair value of Notes. The sensitivity of the fair value to immediate changes in assumptions at September 30, 2025 and December 31, 2024 for Notes funded through the Note Channel are presented in the following table (in thousands, except percentages).

Notes	September 30, 2025	December 31, 2024
Fair value, using the following assumptions:	$255,538	$283,030
Weighted-average discount rate	8.74%	7.70%
Weighted-average default rate	11.29%	13.25%

Fair value resulting from:
100 basis point increase in discount rate	$253,278	$280,451
200 basis point increase in discount rate	251,071	277,934
Fair value resulting from:
100 basis point decrease in discount rate	$257,848	$285,669
200 basis point decrease in discount rate	260,223	288,381

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$253,439	$279,718
Applying a 1.2 multiplier to default rate	251,340	276,422
Fair value resulting from:
Applying a 0.9 multiplier to default rate	$257,635	$286,358
Applying a 0.8 multiplier to default rate	259,731	289,702

Key economic assumptions are used to compute the fair value of Servicing Assets. The sensitivity of the current fair value to immediate changes in assumptions at September 30, 2025 and December 31, 2024 for Servicing Assets are presented in the following table (in thousands, except percentages).

Servicing Assets	September 30, 2025	December 31, 2024
Fair value, using the following assumptions:	$16,975	$14,333
Weighted-average market servicing rate	0.597%	0.635%
Weighted-average prepayment rate	21.87%	18.83%
Weighted-average default rate	11.74%	13.89%

Fair value resulting from:
Market servicing rate increase of 0.025%	$15,997	$13,419
Market servicing rate decrease of 0.025%	17,954	15,247

Fair value resulting from:
Applying a 1.1 multiplier to prepayment rate	$16,535	$14,016
Applying a 0.9 multiplier to prepayment rate	17,424	14,655

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$16,698	$14,052
Applying a 0.9 multiplier to default rate	17,253	14,616
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
The Origination and Sale Agreements contain terms through February 1, 2027. Prosper is required, under the Origination and Sale Agreements, to maintain certain collateral requirements. In addition, pursuant to the Marketing Agreement, the marketing fee that Prosper receives in connection with the origination of each loan is partially reduced by an amount (the “Designated Amount”) calculated as a percentage of the principal amount of such loan based on the aggregate principal amount of loans originated for the applicable month. To the extent the aggregate Designated Amount for all loans originated during any month is less than $100,000 through February 1, 2027, Prosper is required to pay WebBank an amount equal to such deficiency. Accordingly, the minimum fee is $0.3 million for the remaining three months of 2025, $1.2 million in 2026 and $0.1 million in 2027.
Additionally, under the Origination and Sale Agreements, Prosper is required to maintain a minimum net liquidity of $15.0 million at all times during the term of the agreement. Net liquidity is defined as the sum of Cash, Cash Equivalents and

Available for Sale Investments. Violation of this covenant can result in termination of the contract with WebBank. As of September 30, 2025, the Company was in compliance with the covenant.
Transaction Fee Refund Liability
Prosper assumes WebBank’s liability under Utah law to refund the pro-rated amount of any transaction fees collected in excess of 5%, in the event the underlying borrower prepays the loan in full before maturity. For the three months ended September 30, 2025 and 2024 the Company issued $4.7 million and $1.4 million, respectively, in refunds under this obligation. For the nine months ended September 30, 2025 and 2024 the Company issued $11.3 million and $2.4 million, respectively, in refunds under this obligation. As of September 30, 2025 and December 31, 2024, the Company accrued $14.6 million and $9.2 million, respectively, related to anticipated future refunds under this obligation.
Loan Purchase Commitments
Under the terms of PFL’s agreement with WebBank, PFL is committed to purchase $23.5 million of Borrower Loans that WebBank originated during the last two business days of the quarter ended September 30, 2025. PFL will purchase these Borrower Loans within the first three business days of the quarter ending December 31, 2025.
Repurchase Obligation
Under the terms of the loan purchase agreements between PFL and investors that participate in the Whole Loan Channel, PFL may, in certain circumstances, become obligated to repurchase a Borrower Loan from an investor. Generally, these circumstances include the occurrence of verifiable identity theft, the failure to properly follow personal loan listing or bidding protocols, or a violation of the applicable federal, state, or local lending laws. The fair value of the indemnification and repurchase obligation is estimated based on historical experience. PFL recognizes a liability for the repurchase and indemnification obligation when the Borrower Loans are issued. Indemnified or repurchased Borrower Loans associated with violations of federal, state, or local lending laws or verifiable identity theft are written off at the time of repurchase or at the time an indemnification payment is made. The maximum potential amount of future payments associated under this repurchase obligation is the outstanding balances of the Borrower Loans issued through the Whole Loan Channel, which as of September 30, 2025 is $3.7 billion. PFL has accrued $0.2 million and $0.3 million as of September 30, 2025 and December 31, 2024, respectively, in regard to this obligation.
Under the terms of the indenture and investor registration agreement, Prosper may, in certain circumstances, become obligated to either repurchase a Note or indemnify the investor for any losses resulting from nonpayment of a Note purchased in the Retail Channel. The decision to repurchase or indemnify is in Prosper’s sole discretion. These circumstances include, but are not limited to, the occurrence of verifiable identity theft, a technical error in the automated bidding tools which results in the purchase of a Note that does not match the investor’s investment criteria, or situations in which a personal loan listing includes a Prosper Rating that is different from the Prosper Rating that should have appeared in the listing for the corresponding Borrower Loan because either PFL inaccurately input data into, or inaccurately applied, the formula for determining the Prosper Rating and, as a result, the interest of the investor is materially and adversely affected. During the nine months ended September 30, 2025 the Company repurchased less than $0.1 million of Notes under these circumstances, and has agreed to indemnify additional Notes with an unpaid principal balance of $0.2 million as of September 30, 2025.
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

Cybersecurity Matter
On September 1, 2025, Prosper identified that an unauthorized third party gained access to the Company’s systems that contain proprietary and confidential information. The Company promptly initiated its cybersecurity response plans and began taking steps to investigate, contain and remediate the incident and enhance its security measures with the assistance of cybersecurity experts. The Company also informed law enforcement.
There is no evidence of unauthorized access to customer accounts and funds, and the Company’s customer-facing operations have continued uninterrupted. While the Company’s investigation is ongoing, there is evidence that confidential, proprietary and personal information, including Social Security numbers, was obtained, including through unauthorized queries made on Company databases that store customer and applicant data. The Company is still in the process of identifying what information, including the number of records of personal information, was compromised.
The Company has accrued for various legal and cybersecurity software costs incurred related to this incident that are not covered by insurance at the PMI corporate level. Due to the significant uncertainties involved, however, the Company is not able to accurately predict the ultimate outcome of this incident, or estimate a loss or range of loss that the Company may incur. Accordingly, the Company has not recorded a provision for any estimated losses in respect to the incident as of September 30, 2025.
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

PFL’s executive officers and directors who are not executive officers participate in its marketplace by placing bids and purchasing Notes. The aggregate amount of the Notes purchased and the income earned by parties deemed to be related parties of PFL for the three and nine months ended September 30, 2025 and 2024 are summarized below (in thousands):

	Aggregate Amount of Notes Purchased		Interest Earned on Notes
	Three Months Ended September 30,		Three Months Ended September 30,
Related Party	2025	2024	2025	2024
Executive officers and management	$2	$8	$2	$1
Directors (excluding executive officers and management)	—	—	—	—
Total	$2	$8	$2	$1

	Aggregate Amount of Notes Purchased		Interest Earned on Notes
	Nine Months Ended September 30,		Nine Months Ended September 30,
Related Party	2025	2024	2025	2024
Executive officers and management	$4	$23	$5	$6
Directors (excluding executive officers and management)	—	—	—	—
Total	$4	$23	$5	$6

The balance of Notes held by officers and directors who are not executive officers are as follows (in thousands):

	Notes Balance as of
Related Party	September 30, 2025	December 31, 2024
Executive officers and management	$32	$48
Directors (excluding executive officers and management)	—	—
Total	$32	$48

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
For the year ended December 31, 2024, our marketplace facilitated $2.2 billion in Borrower Loan originations, of which $2.1 billion were funded through our Whole Loan Channel, representing 92% of the total Borrower Loans originated through our marketplace during this period. From inception through September 30, 2025, our marketplace has facilitated $29.8 billion in Borrower Loan originations, of which $26.9 billion were funded through our Whole Loan Channel, representing 90% of the total Borrower Loans originated through our marketplace during this period. For the three months ended September 30, 2025, our marketplace facilitated $691.0 million in Borrower Loan originations, an increase of 19% from the same period in 2024. The percentage of loans funded through the Whole Loan Channel for the three months ended September 30, 2025 was 94%.
As a company that operates a credit marketplace, and offers Credit Card and Home Equity products, we believe our customers are highly susceptible to uncertainties and negative trends, real or perceived, in the markets driven by, among other factors, general economic conditions in the United States and abroad. These external economic conditions and resulting trends or uncertainties could adversely impact our customers’ ability or desire to participate in our marketplace as borrowers or investors and, consequently, could negatively affect our business and results of operations.

Key Operating and Financial Metrics (in thousands)
The following table displays our key operating and financial metrics for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Personal Loan Originations	$691,017	$579,375	$1,965,969	$1,628,357
Transaction Fees, Net	61,386	55,749	174,716	139,585
Personal Loan Serviced Portfolio (1)	3,996,101	3,756,864	3,996,101	3,756,864
Whole Loans Outstanding (1)	3,730,528	3,449,719	3,730,528	3,449,719
Prosper Credit Card Portfolio (1) (2)	392,457	377,629	392,457	377,629
Servicing Fees, Net	8,875	3,577	23,617	14,156
Total Net Revenues	59,186	52,204	153,500	125,877
Net Loss	(29,492)	(38,510)	(36,844)	(16,680)
Adjusted Net Revenue (3)	58,981	50,612	153,638	127,488
Adjusted EBITDA (3)	11,106	7,733	17,577	5,965
(1) Unpaid principal balance as of September 30
(2) Total of Prosper Allocations, Coastal Allocations and securitized PMCC 2024-1 Credit Card receivables
(3) Adjusted Net Revenue and Adjusted EBITDA are non-GAAP financial measures. For more information regarding these measures and the reconciliation to Total Net Revenue and Net Income (Loss), respectively, the most comparable US GAAP measures, see “Non-GAAP Financial Measures.”

Personal Loan Originations
From inception of the Company through September 30, 2025, a total of 2,327,349 Borrower Loans, totaling $29.8 billion were originated through our marketplace.
For the three months ended September 30, 2025, 42,324 Borrower Loans totaling $691.0 million were originated through our marketplace, compared to 37,085 Borrower Loans totaling $579.4 million during the three months ended September 30, 2024. This represents a unit increase of 14% and a dollar increase of 19%. The originations increase for the quarter ended September 30, 2025 versus the quarter ended September 30, 2024 is primarily due to increased third-party investor demand, an updated underwriting model and lower interest rates in the third quarter of 2025.
Personal loan origination volume by Prosper Rating was as follows for the periods presented (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
	Amount	%	Amount	%	Amount	%	Amount	%
AA	$89.7	13%	$97.8	17%	$273.3	14%	$202.8	12%
A	121.8	18%	101.7	18%	352.0	18%	262.4	16%
B	143.3	21%	124.7	21%	409.6	21%	349.0	22%
C	68.7	10%	62.0	11%	181.1	9%	167.9	10%
D	69.7	10%	47.0	8%	182.3	9%	157.2	10%
E	87.0	13%	68.8	12%	251.6	13%	227.3	14%
HR	—	—%	—	—%	—	—%	13.1	1%
Other (1)	110.6	15%	77.4	13%	316.2	16%	248.6	15%
Total	$690.8		$579.4		$1,966.1		$1,628.3
(1) Represents personal loans funded through the Prosper platform via the Whole Loan Channel but not assigned Prosper Ratings.
For the three and nine months ended September 30, 2025, compared to the corresponding periods in 2024, Personal Loan originations on the Prosper platform reflect increased originations across most loan ratings. Beginning in the third quarter of 2024, the Prosper platform ceased originations for loans rated HR given limited investor demand for this rating. Loans not assigned Prosper ratings are sold only to institutional investors based on specific underwriting criteria and custom risk models developed by those investors.

Personal Loan Serviced Portfolio and Whole Loans Outstanding
Our Personal Loan serviced portfolio consists of all Borrower Loans that we service both through the Note and Whole Loan Channels. Borrower Loans funded through the Whole Loan Channels include loans that we hold in consolidated trusts, as well as those sold to third parties. Our Personal Loan serviced portfolio increased $239.2 million, or 6%, from September 30, 2024 to September 30, 2025. This increase is primarily due to increased originations for the three and nine months ended September 30, 2025, as compared to the corresponding periods in the prior year.
The outstanding balance of Borrower Loans sold through our Whole Loan Channel serves as a primary driver of our Servicing Assets. Whole loans outstanding increased $280.8 million, or 8%, from September 30, 2024 to September 30, 2025, due primarily to the year-over-year increase in originations discussed above.
Prosper Credit Card Portfolio
Our Credit Card portfolio consists of the outstanding principal of all Prosper-branded Credit Cards originated through our partnership with Coastal Community Bank (“Coastal”). From September 30, 2024 to September 30, 2025, the principal balance of the Credit Card portfolio increased $14.8 million, or 4%, due to increases in the number of active Credit Cards and cardholder spend during this time.
In November 2024, we completed our first securitization of Credit Card receivables from the Prosper Credit Card portfolio, which is more fully described in Note 7, Securitizations, of the accompanying condensed consolidated financial statements.
Net Income (Loss)
See the section titled “Results of Operations” below, for the discussion on significant changes in Net Income (Loss) year-over-year.
Results of Operations
Overview
The following table summarizes our net income (loss) for the three and nine months ended September 30, 2025 and 2024 (in thousands, except percentage):

	Three Months Ended September 30,
	2025	2024	Change	% Change
Total Net Revenues	$59,186	$52,204	$6,982	13%
Total Expenses	88,650	90,688	(2,038)	(2)%
Net Loss Before Taxes	(29,464)	(38,484)	9,020	n/m
Income Tax Expense	(28)	(26)	(2)	8%
Net Loss	$(29,492)	$(38,510)	$9,018	n/m
n/m: not meaningful

	Nine Months Ended September 30,
	2025	2024	Change	% Change
Total Net Revenues	$153,500	$125,877	$27,623	22%
Total Expenses	190,260	142,479	47,781	34%
Net Loss Before Taxes	(36,760)	(16,602)	(20,158)	121%
Income Tax Expense	(84)	(78)	(6)	8%
Net Loss	$(36,844)	$(16,680)	$(20,164)	121%

Total Net Revenues for the three months ended September 30, 2025 increased $7.0 million as compared to the same period in 2024. The increase was largely attributable to a $5.6 million increase in Transaction Fees, Net, primarily as a result of higher personal loan origination volume during this time, as discussed above. Additionally, Servicing Fees, Net increased $5.3 million, due primarily to increased Personal Loan and Credit Card servicing and net collections income. This includes the impact of lowering our Personal Loan market servicing rate in September 2025. There was also a $1.8 million increase in Total Interest Income (Expense), Net, due largely to the net interest income generated from the PMCC 2024-1 Credit Card securitization that closed in November 2024, and a $0.5 million increase in Other Revenues, due primarily to increased credit referral fees. These increases were partially offset by a $3.7 million decrease in Total Net Revenues from Change in Fair Value of Financial Instruments, primarily as a result of charge-offs from the Receivable from Credit Card Partner and a decrease in the non-securitized Credit Card portfolio, which drives the Credit Card Derivative valuation. Finally, there was a $2.6 million increase in Loss on Sale of Borrower Loans, primarily as a result of additional incentives provided to whole loan investors (“incentives”) year-over-year.
Total Expenses for the three months ended September 30, 2025 decreased $2.0 million as compared to the same period in 2024, primarily due to the Change in Fair Value of Convertible Preferred Stock Warrants, which is in turn driven by changes in the fair value of the underlying Convertible Preferred Stock. Specifically, the loss for the three months ended September 30, 2025 totaled $35.1 million, which compares to a loss of $42.3 million for the corresponding period in 2024, a change of $7.2 million. This was partially offset by a combined $5.5 million increase in Origination and Servicing, Sales and Marketing and General and Administrative expenses, as costs increased primarily in response to higher personal loan originations. Accordingly, the net loss for the three months ended September 30, 2025 decreased $9.0 million when compared to the net loss for the three months ended September 30, 2024.
Total Net Revenues for the nine months ended September 30, 2025 increased $27.6 million as compared to the same period in 2024. The increase was largely attributable to a $35.1 million increase in Transaction Fees, Net, primarily as a result of higher personal loan origination volume during this time, as discussed above, as well as a revised WebBank transaction fee schedule starting in June 2024. Additionally, Servicing Fees, Net increased $9.5 million, due primarily to increased Personal Loan and Credit Card servicing and net collections income. This includes the impact of lowering our Personal Loan market servicing rate in September 2025. There was also a $7.5 million increase in Total Interest Income (Expense), Net, due largely to the net interest income generated from the PMCC 2024-1 Credit Card securitization that closed in November 2024, and a $2.4 million increase Other Revenues, primarily due to increased credit referral fees. These increases were partially offset by a $14.1 million decrease in Total Net Revenues from Change in Fair Value of Financial Instruments, primarily as a result of charge-offs from the Receivable from Credit Card Partner and a decrease in the non-securitized Credit Card portfolio, which drives the Credit Card Derivative valuation. Finally, there was a $12.9 million increase in Loss on Sale of Borrower Loans, primarily as a result of additional incentives provided to whole loan investors year-over-year.
Total Expenses for the nine months ended September 30, 2025 increased $47.8 million as compared to the same period in 2024, primarily due to the Change in Fair Value of Convertible Preferred Stock Warrants, which is in turn driven by changes in the fair value of the underlying Convertible Preferred Stock. Specifically, the loss for the nine months ended September 30, 2025 totaled $37.3 million, which compares to a loss of $3.9 million for the corresponding period in 2024, a change of $33.3 million. Additionally, there was a combined $14.9 million increase in Origination and Servicing, Sales and Marketing and General and Administrative expenses, as costs increased primarily in response to higher personal loan originations. Accordingly, the net loss for the nine months ended September 30, 2025 increased $20.2 million when compared to the net loss for the nine months ended September 30, 2024.

Revenues
The following table summarizes our revenues for the three and nine months ended September 30, 2025 and 2024 (in thousands, except percentages):

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Operating Revenues:
Transaction Fees, Net	$61,386	$55,749	$5,637	10%
Servicing Fees, Net	8,875	3,577	5,298	148%
Loss on Sale of Borrower Loans	(15,116)	(12,560)	(2,556)	(20)%
Other Revenues	2,542	2,038	504	25%
Total Operating Revenues	57,687	48,804	8,883	18%

Interest Income (Expense):
Interest Income on Financial Instruments	19,485	20,326	(841)	(4)%
Interest Expense on Financial Instruments	(14,522)	(17,157)	2,635	15%
Total Interest Income (Expense), Net	4,963	3,169	1,794	57%
Change in Fair Value of Financial Instruments	(3,464)	231	(3,695)	n/m
Total Net Revenues	$59,186	$52,204	$6,982	13%

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Operating Revenues:
Transaction Fees, Net	$174,716	$139,585	$35,131	25%
Servicing Fees, Net	23,617	14,156	9,461	67%
Loss on Sale of Borrower Loans	(44,363)	(31,500)	(12,863)	(41)%
Other Revenues	7,538	5,094	2,444	48%
Total Operating Revenues	161,508	127,335	34,173	27%

Interest Income (Expense):
Interest Income on Financial Instruments	63,852	66,668	(2,816)	(4)%
Interest Expense on Financial Instruments	(46,283)	(56,618)	10,335	18%
Total Interest Income (Expense), Net	17,569	10,050	7,519	75%
Change in Fair Value of Financial Instruments	(25,577)	(11,508)	(14,069)	(122)%
Total Net Revenues	$153,500	$125,877	$27,623	22%
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
Transaction Fees, Net increased $5.6 million, or 10%, and $35.1 million, or 25%, for the three and nine months ended September 30, 2025, respectively, as compared to the corresponding periods in 2024. These increases are primarily due to the increased personal loan originations discussed above. For the nine month periods, the increase is also due to the revisions to the WebBank transaction fee schedule starting in June 2024. Under the revised WebBank transaction fee schedule, transaction fees now range from 1.0% to 9.99%, depending on the term and credit grade of the Borrower Loan, as compared to 1.0% to 7.99% under the previous schedule. Transaction fees above 5.0% are refundable on a pro-rated basis upon the full prepayment of the related Borrower Loan prior to maturity under Utah law, where WebBank is domiciled, and thus the impact of these increased transaction fees is reduced by expected refunds.

In addition, we recognized approximately $6.6 million and $18.0 million in program fees under our Credit Card product for the three and nine months ended September 30, 2025, respectively, both of which represented $0.2 million increases from the corresponding periods in 2024.
Servicing Fees, Net
Investors who purchase Borrower Loans through the Whole Loan Channel typically pay us a servicing fee which is generally set at 1.0% per annum of the outstanding principal balance of the Borrower Loan prior to applying the current payment, plus an additional 0.075% per annum to cover the Loan Trailing Fee. The Servicing Fee compensates us for the costs incurred in servicing the Borrower Loans, including managing payments from borrowers, payments to investors and maintaining investors’ account portfolios. We record Servicing Fees from investors as a component of operating revenues when received. We also include any collection fees received, net of collection agency expenses, in Servicing Fees, Net.
In addition, we are contractually obligated to service the entire portfolio under our Credit Card product. Our banking partner, Coastal, pays us a servicing fee of 1.0% per annum of the daily outstanding principal balance of all cards designated as Coastal allocations within the non-securitized portion of the portfolio. These allocations represented approximately 10% of the portfolio through March 31, 2024, but were reduced to 5% starting April 1, 2024 as a result of an amendment to the Program Agreement executed in March 2024. To the extent these contractual fees are less than the market servicing rate that would be required by a market participant to service the portfolio, a servicing obligation is recorded. Changes to the net Credit Card servicing obligation are included in Servicing Fees, Net. We do not recognize a servicing asset or obligation related to any Credit Card receivables that are effectively consolidated on our balance sheet through the PMCC 2024-1 securitization transaction discussed in Note 7 of the accompanying condensed consolidated financial statements.
The increase of $5.3 million, or 148%, in Servicing Fees for the three months ended September 30, 2025, as compared to the corresponding period in 2024, is primarily due to a $2.1 million increase in Personal Loan servicing revenue from servicing fees collected, net of amortization of the Servicing Asset, reflective of both (a) the growth in the underlying servicing book discussed above, as well as (b) the reduction in the estimated market servicing rate used to value the Servicing Asset from 63.3 basis points to 59.3 basis points in September 2025. Additionally, there was a $1.9 million increase in net collections and debt sale fees, as we continue to enhance our Personal Loan and Credit Card collections and recovery efforts, which includes entering into more settlement agreements with borrowers and cardholders. There was also a $0.8 million increase from changes in the fair value of the net Credit Card servicing obligation, as the underlying non-securitized Credit Card portfolio grew at a slower rate for the three months ended September 30, 2025, as compared to the corresponding period in 2024, thus reducing the negative impact to Servicing Fees. Finally, other fees associated with the Credit Card product also contributed a $0.4 million increase in Servicing Fees, due to the increase in the overall portfolio.
The increase of $9.5 million, or 67%, in Servicing Fees for the nine months ended September 30, 2025, as compared to the corresponding period in 2024, is primarily due to a $5.3 million increase in net collections and debt sale fees, due largely to the enhanced Personal Loan and Credit Card collections and recovery efforts discussed above. In addition, there was a $1.8 million increase in Personal Loan servicing revenue from servicing fees collected, net of amortization of the Servicing Asset, reflective of both (a) the growth in the underlying servicing book discussed above, as well as (b) the reduction in the estimated market servicing rate used to value the Servicing Asset from 63.3 basis points to 59.3 basis points in September 2025. There was also a $1.7 million increase from changes in the fair value of the net Credit Card servicing obligation as a result of reduced growth in the underlying non-securitized Credit Card portfolio for the nine months ended September 30, 2025, as compared to the corresponding period in 2024. Finally, other fees associated with the Credit Card product also contributed a $0.5 million increase in Servicing Fees, due to the increase in the overall portfolio.
Loss on Sale of Borrower Loans
Loss on Sale of Borrower Loans consists of incentives provided at the time Borrower Loans are sold through the Whole Loan Channel, net of any gains recognized on those sales, primarily related to the recognition of additional Servicing Assets. Since 2022, due to market volatility and incentives offered by competitors, we started providing additional incentives to our investors, primarily in the form of rebates or credit loss protection. For the three and nine months ended September 30, 2025, these incentives increased $3.4 million and $14.9 million, respectively, from the corresponding periods in the prior year. Excluding the impact of these incentives, the remaining changes in Loss on Sale of Borrower Loans for the three and nine months ended September 30, 2025 as compared to the same periods in 2024, were an increased gain of $0.8 million and $2.0 million, respectively, primarily due to the recognition of additional Servicing Assets upon the sale of Borrower Loans through the Whole Loan Channel.

Other Revenues
Other Revenues consists primarily of credit referral fees. Credit referral fees are earned from partner companies for the referral of customers on our platform, and accounted for the majority of the increases of $0.5 million and $2.4 million, respectively, in Other Revenues for the three and nine months ended September 30, 2025, as compared to the corresponding periods in 2024.
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
The increase of $1.8 million, or 57%, in Total Interest Income (Expense), Net for the three months ended September 30, 2025, as compared to the corresponding period in 2024, is primarily due to a $3.8 million increase in Total Interest Income (Expenses), Net generated from the Receivable from Credit Card Partner, less interest expense and setup cost amortization incurred on the related Notes Issued by Securitization Trust, following the PMCC 2024-1 securitization in November 2024. This increase was partially offset by a combined $1.8 million decrease in Total Interest Income (Expense), Net generated from securitized Borrower Loans, net of interest expense and setup cost amortization incurred on the Notes Issued by Securitization Trust during this period. This decrease is reflective of the reduced average outstanding balance of loans held in these consolidated trusts year-over-year, as well as the related decrease in the associated financing liabilities due to principal repayments.
The increase of $7.5 million, or 75%, in Total Interest Income (Expense), Net for the nine months ended September 30, 2025, as compared to the corresponding period in 2024, is primarily due to a $13.0 million increase in Total Interest Income (Expenses), Net generated from the underlying credit card receivables included within Receivable from Credit Card Partner, less interest expense and setup cost amortization incurred on the related Notes Issued by Securitization Trust, following the PMCC 2024-1 securitization in November 2024. This increase was partially offset by a combined $5.0 million decrease in Total Interest Income (Expense), Net generated from (i) Loans Held for Sale, net of interest expense and setup cost amortization on the Warehouse Lines, and (ii) securitized Borrower Loans, net of interest expense and setup cost amortization incurred on the Notes Issued by Securitization Trust during this period. This decrease is reflective of the reduced average outstanding balance of loans held in these consolidated trusts year-over-year, as well as the related decrease in the associated financing liabilities due to principal repayments. In addition, Total Interest Income (Expense), Net from securitization and warehouse bank accounts, servicing revenue related to fractional Notes, and Borrower Loans we hold for investment decreased a combined $0.5 million from the prior year.
Change in Fair Value of Financial Instruments
We record Borrower Loans, Loans Held for Sale, Notes, the Credit Card Derivative and Receivable from Credit Card Partner at fair value, and changes in the fair values of these financial instruments within Change in Fair Value of Financial Instruments on our statements of operations.
Personal Loan
Changes in the fair value of Borrower Loans funded through the Note Channel are largely offset by the changes in the fair value of the Notes due to their borrower payment-dependent structure. Our obligation to pay principal and interest on Notes is equal to the loan payments, if any, that are received on the corresponding Borrower Loan, net of the servicing fee, which is generally 1.0% of the outstanding balance.
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

	Nine Months Ended September 30
	2025	2024
Borrower Loans - Securitization(1):
AA	23%	24%
A	30%	27%
B	24%	23%
C	11%	13%
D	6%	6%
E	5%	6%
HR	1%	1%
Total	100%	100%
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
Fluctuation Analysis
For the three months ended September 30, 2025 and 2024, the Change in Fair Value of Financial Instruments were losses of $3.5 million and a gain of $0.2 million, respectively. The increase in the loss for this period was largely driven by the impact of the Receivable from Credit Card Partner and Credit Card Derivative, partially offset by the impact from securitized Borrower Loans. For the Receivable from Credit Card Partner, we recognized a $4.0 million fair value loss for the three months ended September 30, 2025, primarily due to $3.6 million in net charge-offs. As the outstanding balance of the securitized Credit Card receivables is not expected to change significantly in the near term, due to the contractual ratio of Notes Issued by PMCC 2024-1 to outstanding receivables, we expect fair value changes to primarily consist of net charge-offs.
For the Credit Card Derivative, fair value changes related to future cash flows resulted in a gain of $4.5 million, and the net impact of realized transactions resulted in a loss of $1.4 million. This compares to the corresponding period in the prior year, in which fair value changes resulted in a gain of $6.4 million, and the net impact of realized transactions resulted in a loss of $0.2 million. In general, these changes reflect a decrease in the size and growth rate of the underlying non-securitized Credit Card portfolio for the three months ended September 30, 2025, as compared to the corresponding period in 2024, partially offset by the impact of lower estimated loss rates.
These increased net Credit Card losses for the three months ended September 30, 2025, were partially offset by decreased net losses from securitized Borrower Loans year-over-year, due primarily to the overall decrease in the average balance of loans held in consolidated securitization trusts year-over-year, as these loans continue to season. For securitized Borrower Loans, the loss from changes in fair value for the three months ended September 30, 2025 was $2.1 million, due to a $1.4 million gain from fair value adjustments, offset by $3.5 million in net charge-offs. This compares to the corresponding period in 2024, when there was a loss from changes in fair value of $4.7 million, due primarily to a $2.1 million gain from fair value adjustments, offset by $6.8 million in net charge-offs.
The net impact to the Change in Fair Value of Financial Instruments for fractional Borrower Loans and Notes (as well as the population of whole loans that are owned directly by our wholly-owned subsidiary PFL) was a $0.6 million loss for the three months ended September 30, 2025, due to the borrower payment-dependent structure described above, offset by certain timing factors related to the receipt of borrower payments. During the same period in 2024, the net impact from these fractional Borrower Loans and Notes (as well as the population of whole loans that are owned directly by PFL) was a loss of $1.3 million.
For the nine months ended September 30, 2025 and 2024, the Change in Fair Value of Financial Instruments were losses of $25.6 million and $11.5 million, respectively. The increase in the loss for this period was largely driven by the impact of the Credit Card Derivative and Receivable from Credit Card Partner, due primarily to a reduction in the growth rate of the underlying Credit Card portfolio, and an increase in net charge-offs. For the Credit Card Derivative, fair value changes related to future cash flows resulted in a gain of $2.2 million, and the net impact of realized transactions resulted in a loss of $9.2 million for the nine months ended September 30, 2025. This compares to the corresponding period in the prior year, in which fair value changes resulted in a gain of $13.2 million, and the net impact of realized transactions resulted in a loss of $5.8 million. Fair value changes for the nine months ended September 30, 2024 were also inclusive of the impact of a change in estimate related to the application of a single discount rate to all components of the Credit Card Derivative starting in 2024. This change in estimate resulted in a fair value increase of approximately $8.5 million for the nine months ended September 30, 2024.
For the nine months ended September 30, 2025, we recognized a $10.5 million loss from changes in fair value related to the Receivable from Credit Card Partner, primarily consisting of $9.8 million in net charge-offs.

These increased Credit Card losses for the nine months ended September 30, 2025, were partially offset by lower net losses from securitized Borrower Loans and Loans Held for Sale year-over-year, due primarily to lower estimated loss rates from the start of 2025 and the overall decrease in the average balance of loans held in consolidated warehouse and securitization trusts year-over-year, as these loans continue to season. For securitized Borrower Loans, the loss from changes in fair value for the nine months ended September 30, 2025 was $7.3 million, due to a $6.1 million gain from fair value adjustments, offset by $13.4 million in net charge-offs. This compares to securitized Borrower Loans and Loans Held for Sale in the corresponding period in 2024, when there was a combined loss from changes in fair value of $17.2 million, due primarily to a $6.2 million gain from fair value adjustments, offset by $23.4 million in net charge-offs.
The net impact to the Change in Fair Value of Financial Instruments for fractional Borrower Loans and Notes (as well as the population of whole loans that are owned directly by our wholly-owned subsidiary PFL) was a $0.8 million loss for the nine months ended September 30, 2025, due to the borrower payment-dependent structure described above, offset by certain timing factors related to the receipt of borrower payments. During the same period in 2024, the net impact from these fractional Borrower Loans and Notes (as well as the population of whole loans that are owned directly by PFL) was a $1.8 million loss.
The following table details the changes in fair value of our financial instruments for the three and nine months ended September 30, 2025 and 2024, respectively (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Assets:
Borrower Loans	$(6,751)	$(11,149)	$(20,699)	$(35,502)
Loans Held for Sale	—	—	—	(2,263)
Credit Card Derivative (includes gains and losses from settled transactions)	3,167	6,178	(6,955)	7,453
Receivable from Credit Card Partner	(3,957)	—	(10,493)	—
SOFR rate swaption (included in Prepaid and Other Assets)	—	—	—	37

Liabilities:
Notes	4,078	5,202	12,571	18,767
Total	$(3,463)	$231	$(25,576)	$(11,508)
Expenses
The following tables summarize our expenses for the three and nine months ended September 30, 2025 and 2024 (in thousands, except percentages):

	Three Months Ended September 30,
	2025	2024	Change	% Change
Expenses
Origination and Servicing	$12,347	$12,560	$(213)	(2)%
Sales and Marketing	16,123	12,757	3,366	26%
General and Administrative - Research and Development	5,732	4,169	1,563	37%
General and Administrative - Other	17,287	16,536	751	5%
Change in Fair Value of Convertible Preferred Stock Warrants	35,121	42,298	(7,177)	(17)%
Interest Expense on Term Loan	2,952	3,352	(400)	(12)%
Other Income, Net	(912)	(984)	72	(7)%
Total Expenses	$88,650	$90,688	$(2,038)	(2)%

	Nine Months Ended September 30,
	2025	2024	Change	% Change
Expenses
Origination and Servicing	$35,989	$35,506	$483	1%
Sales and Marketing	44,072	38,573	5,499	14%
General and Administrative - Research and Development	15,863	11,128	4,735	43%
General and Administrative - Other	50,636	46,418	4,218	9%
Change in Fair Value of Convertible Preferred Stock Warrants	37,254	3,910	33,344	853%
Interest Expense on Term Loan	9,007	9,831	(824)	(8)%
Other Income, Net	(2,561)	(2,887)	326	(11)%
Total Expenses	$190,260	$142,479	$47,781	34%
The following table reflects full-time employees as of September 30, 2025 and 2024 by functional area:

	September 30, 2025	September 30, 2024
Origination and Servicing	88	95
Sales and Marketing	26	30
General and Administrative - Research and Development	98	100
General and Administrative - Other	163	181
Total Headcount	375	406
Origination and Servicing
Origination and Servicing costs consist primarily of salaries, benefits and stock-based compensation expense related to our capital markets, collections, customer support and payment processing employees and vendor costs associated with facilitating and servicing personal loans and our Credit Card product. The decrease for the three months ended September 30, 2025 of $0.2 million, or 2%, as compared to the corresponding period in 2024, is primarily due to a $1.1 million decrease in servicing and origination costs, particularly those related to our Credit Card product, as we continue to drive efficiencies and reduced our spend on vendors. This decrease was partially offset by a $0.8 million increase in depreciation due to the increase in the balance of internal-use software during this time.
The increase for the nine months ended September 30, 2025 of $0.5 million, or 1%, as compared to the corresponding period in 2024, is primarily due to a $1.6 million increase in depreciation due to the increase in the balance of internal-use software during this time. Additionally, there was a $1.1 million increase in compensation costs during this time, driven largely by the elimination of the 2023 corporate bonus accrual in the second quarter of 2024, which reduced expenses recognized in 2024. These increases were partially offset by a $2.0 million decrease in servicing and origination costs, particularly those related to our Credit Card product, as we continued to drive efficiencies and reduced our spend on vendors.

Sales and Marketing
Sales and Marketing costs consist primarily of affiliate marketing, search engine marketing, online and offline campaigns, email marketing, public relations and direct mail marketing, as well as compensation expenses such as wages, benefits and stock-based compensation for the employees who support these activities. For the three months ended September 30, 2025, the increase of $3.4 million, or 26%, from the corresponding period in 2024, is due primarily to an overall increase in marketing and advertising costs. This includes an increase in marketing partnership costs of $2.9 million, primarily related to the Personal Loan product and generally in line with the increase in Personal Loan originations during this time, and direct mail marketing costs of $1.6 million, primarily related to additional campaigns for the Credit Card product. This increase in marketing and advertising costs was partially offset by a $1.1 million decrease in compensation expense, primarily due to the decrease in headcount from the prior year.
For the nine months ended September 30, 2025, the increase of $5.5 million, or 14%, from the corresponding period in the prior year is due primarily to an overall increase in marketing and advertising costs associated with our Personal Loan product, including marketing partnership costs of $7.1 million and direct mail marketing costs of $1.1 million. This is generally in line with the increase in Personal Loan originations during this time. This increase was partially offset by a $1.2 million decrease in marketing partnership costs associated with our Credit Card product, which is generally in line with the lower growth rate within the Credit Card portfolio during this time. The overall increase in marketing and advertising costs was partially offset by a $1.7 million decrease in compensation expense, primarily due to the decrease in headcount from the prior year.
General and Administrative - Research and Development
General and Administrative - Research and Development costs consist primarily of salaries, benefits and stock-based compensation expense related to our engineering and product development employees, as well as related vendor costs. The increase in General and Administrative – Research and Development for the three months ended September 30, 2025, of $1.6 million, or 37%, from the corresponding period in the prior year is primarily due to a $0.7 million increase in compensation costs, driven by increased average headcount. Additionally, there was a $0.6 year-over-year decrease in capitalized internal-use software and web development costs (increasing the expense). Specifically, these capitalized costs were $3.1 million and $3.7 million for the three months ended September 30, 2025 and 2024, respectively.
The increase in General and Administrative – Research and Development costs for the nine months ended September 30, 2025, of $4.7 million, or 43%, from the corresponding period in the prior year is primarily due to a $3.9 million increase in compensation costs, driven by increased average headcount and the elimination of the 2023 corporate bonus accrual in the second quarter of 2024, which reduced expenses recognized in 2024. Additionally, there was a $0.3 million increase in cloud storage costs to support the growth in our operations. Finally, capitalized internal-use software and web development costs decreased $0.4 million year-over-year (increasing the expense). Specifically, these capitalized costs were $10.6 million and $11.0 million for the nine months ended September 30, 2025 and 2024, respectively.
General and Administrative - Other
General and Administrative - Other expenses consist primarily of salaries, benefits and stock-based compensation expense related to our accounting, finance, risk, legal, compliance, human resources and facilities employees, professional fees related to legal and accounting and facilities expenses. The increase in General and Administrative - Other expenses for the three months ended September 30, 2025 of $0.8 million from the corresponding period in the prior year is primarily due to a $0.7 million increase in software and subscriptions costs during this time, primarily to support the growth in our operations.
The increase in General and Administrative - Other expenses for the nine months ended September 30, 2025 of $4.2 million from the corresponding period in the prior year is primarily due to a $4.1 million increase in compensation expense, driven largely by the elimination of the 2023 corporate bonus accrual in the second quarter of 2024, which reduced expenses recognized in 2024. In addition, there was an increase of $1.2 million in software and subscription costs in order to support the growth in our operations, and a $0.6 million increase in professional services, including additional legal costs related to the cybersecurity incident identified in September 2025. These increases were partially offset by a $0.5 loss on disposal of equipment recorded in April 2024, related to the exit from our former data center lease in Las Vegas, NV. As this equipment was used primarily for general operations, it was considered general and administrative in nature. There were no such exit activities in the nine months ended September 30, 2025, and no material loss on disposal of equipment was recorded. In part due to these prior year exit activities, there was also a $0.6 million decrease in depreciation and amortization, and a $0.2 million decrease in internet connectivity charges, for the nine months ended September 30, 2025, as compared to the corresponding period in 2024. Finally, insurance costs each decreased $0.2 million during this period.

Change in Fair Value of Convertible Preferred Stock Warrants
Change in Fair Value of Convertible Preferred Stock Warrants was a loss of $35.1 million and a loss of $37.3 million for the three and nine months ended September 30, 2025, respectively, due to increases in the fair value of the underlying Convertible Preferred Stock for those periods. Change in Fair Value of Convertible Preferred Stock Warrants was a loss of $42.3 million and a loss of $3.9 million for the three and nine months ended September 30, 2024, respectively, due to an increase in the fair value of the underlying Convertible Preferred Stock for those periods.
As disclosed in Note 13, Convertible Preferred Stock, Convertible Preferred Stock Warrant Liability and Common Stock, of the accompanying condensed consolidated financial statements, on July 29, 2025, one warrant holder exercised 51,614,124 shares of Series F warrants for total proceeds of $0.5 million. At that time, the estimated fair value of these warrants of $73.3 million was reclassified from Convertible Preferred Stock Warrant Liability to Convertible Preferred Stock on our consolidated balance sheet.
Interest Expense on Term Loan
We incurred interest costs of $3.0 million and $9.0 million for the three and nine months ended September 30, 2025, respectively, and $3.4 million and $9.8 million for the three and nine months ended September 30, 2024, respectively, related to our Term Loan. Refer to Note 11, Debt, of the accompanying condensed consolidated financial statements for further information on the Term Loan, including details on the interest rates and the repayment schedule. Interest costs decreased year-over-year primarily due to the decrease in the unpaid principal on the Term Loan following contractual quarterly repayments totaling $10.0 million from December 2024 to September 2025.
Other Income, Net
Other Income, Net was $0.9 million and $2.6 million for the three and nine months ended September 30, 2025, and primarily consists of interest income on cash and cash equivalents, sublease income and other miscellaneous items. The $0.1 million and $0.3 million decreases in Other Income, Net, for the three and nine ended September 30, 2025, as compared to the corresponding periods in the prior year, were primarily attributable to decreases in interest income driven by lower average interest rates.
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
Because of these limitations, you should consider Adjusted Net Revenue alongside other financial performance measures, including Total Net Revenue and our financial results presented in accordance with U.S. GAAP. The following table presents a reconciliation of Total Net Revenue to Adjusted Net Revenue for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total Net Revenue	$59,186	$52,204	$153,500	$125,877
Impact of Interest Rates on Fair Value of Loans Held in Consolidated Trusts (1)	(205)	(1,592)	138	878
Accelerated Amortization of PWIT Debt Issuance Costs (2)	—	—	—	733
Adjusted Net Revenue	$58,981	$50,612	$153,638	$127,488
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
The following table presents a reconciliation of Net Income (Loss) to Adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net Loss	$(29,492)	$(38,510)	$(36,844)	$(16,680)
Depreciation expense:
Servicing and Origination	3,006	2,240	8,470	6,913
General and Administration - Other	169	356	669	1,211
Amortization of Intangibles	—	22	—	64
Stock-Based Compensation	317	410	993	1,219
Impairment of Long-Lived Assets	—	—	—	387
Change in the Fair Value of Convertible Preferred Stock Warrants	35,121	42,298	37,254	3,910
Impact of Interest Rates on Fair Value of Loans Held in Consolidated Trusts	(205)	(1,592)	138	878
Interest Income on Cash and Cash Equivalents	(790)	(869)	(2,194)	(2,579)
Interest Expense on Term Loan	2,952	3,352	9,007	9,831
Accelerated Amortization of PWIT Debt Issuance Costs	—	—	—	733
Income Tax Expense	28	26	84	78
Adjusted EBITDA	$11,106	$7,733	$17,577	$5,965
The increase in Adjusted EBITDA for the three months ended September 30, 2025 of $3.4 million, as compared to the corresponding period in 2024, is primarily reflective of increased Transaction Fees, Net, driven by the increase in personal loan originations during this time, and Servicing Fees, Net, driven by increased net collections and debt sale fees, growth in the personal loan servicing book, the change in the estimated Personal Loan adequate compensation rate and the decreased growth in the Credit Card servicing obligation. These increases were partially offset by increased incentives provided to whole loan investors, and increased expenses in response to the higher personal loan originations.
For the nine months ended September 30, 2025, the increase in Adjusted EBITDA of $11.6 million, as compared to the corresponding period in 2024, is primarily reflective of increased Transaction Fees, Net, driven by the increase in personal loan originations during this time and the revised WebBank transaction fee schedule starting in June 2024, and Servicing Fees, Net, partially offset by increased incentives provided to whole loan investors. There were also increased fair value losses year-over-year, primarily related to the Credit Card product, which were partially offset by the increased Total Interest Income, Net generated by that product. Additionally, expenses for this period increased in response to the higher personal loan originations, as well as the elimination of the 2023 bonus accrual in the second quarter of 2024.
Expenses on the condensed consolidated statements of operations include the following amounts of stock-based compensation expense for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Origination and Servicing	$26	$18	$81	$61
Sales and Marketing	17	115	52	347
General and Administrative	274	277	860	811
Total Stock-Based Compensation Expense	$317	$410	$993	$1,219
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

	Three Months Ended September 30,
	2025	2024	Change	% Change
Segment Net Revenues
Personal Loan	$50,518	$41,226	$9,292	23%
Home Equity	156	587	(431)	(73)%
Credit Card	8,512	10,391	(1,879)	(18)%
Subtotal - Reportable Segments	$59,186	$52,204	$6,982	13%

Segment Adjusted Net Revenue
Personal Loan	$50,313	$39,634	$10,679	27%
Home Equity	156	587	(431)	(73)%
Credit Card	8,512	10,391	(1,879)	(18)%
Subtotal - Reportable Segments	$58,981	$50,612	$8,369	17%

Segment Adjusted EBITDA
Personal Loan	$11,295	$5,376	$5,919	110%
Home Equity	(173)	174	(347)	n/m
Credit Card	(16)	2,183	(2,199)	n/m
Subtotal - Reportable Segments	$11,106	$7,733	$3,373	44%

	Nine Months Ended September 30,
	2025	2024	Change	% Change
Segment Net Revenues
Personal Loan	$141,024	$103,051	$37,973	37%
Home Equity	699	1,292	(593)	(46)%
Credit Card	11,777	21,534	(9,757)	(45)%
Subtotal - Reportable Segments	$153,500	$125,877	$27,623	22%

Segment Adjusted Net Revenue
Personal Loan	$141,162	$104,662	$36,500	35%
Home Equity	699	1,292	(593)	(46)%
Credit Card	11,777	21,534	(9,757)	(45)%
Subtotal - Reportable Segments	$153,638	$127,488	$26,150	21%

Segment Adjusted EBITDA
Personal Loan	$29,360	$8,213	$21,147	257%
Home Equity	(329)	292	(621)	n/m
Credit Card	(11,454)	(2,540)	(8,914)	(351)%
Subtotal - Reportable Segments	$17,577	$5,965	$11,612	195%
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
Personal Loan
For the three months ended September 30, 2025, Personal Loan segment net revenues increased $9.3 million, or 23%, as compared to the corresponding period in 2024, primarily as a result of (a) a $5.9 million increase in Transaction Fees, Net, due to the impact from higher personal loan origination volume during this time; (b) a $4.3 million increase in Servicing Fees, Net, due primarily to the year-over-year increase in net collections and debt sale fees, as well as personal loan servicing revenues (including the impact of reducing the estimated market servicing rate applied to the Servicing Asset starting in September 2025), as discussed above; (c) a $3.3 million increase in net revenues from Change in Fair Value of Financial Instruments related primarily to securitized Borrower Loans, as described above; and (d) a $0.4 million increase in Other Revenues, due primarily to additional credit referral fees generated from our partners. These increases were partially offset by (e) a $2.6 million decrease in net revenues from Loss on Sale of Borrower Loans, due primarily to an increase in incentives provided to our investors year-over-year; and (f) a $2.0 million decrease in Total Interest Income (Expense), Net, due primarily to the decrease in the average outstanding principal balance of loans held in securitization trusts during this time.
For the nine months ended September 30, 2025, Personal Loan segment net revenues increased $38.0 million, or 37%, as compared to the corresponding period in 2024, primarily as a result of (a) a $35.5 million increase in Transaction Fees, Net, due to the impact from higher personal loan origination volume during this time, as well as the revised WebBank transaction fee schedule starting in June 2024; (b) a $10.8 million increase in net revenues from Change in Fair Value of Financial Instruments related to Borrower Loans, Loans Held for Sale and Notes, as described above; (c) a $8.2 million increase in Servicing Fees, Net, due primarily to the year-over-year increase in net collections and debt sale fees, as well as personal loan servicing revenues (including the impact of reducing the estimated market servicing rate applied to the Servicing Asset starting in September 2025), as discussed above; and (d) a $1.8 million increase in Other Revenues, due primarily to additional credit referral fees generated from our partners. These increases were partially offset by (e) a $12.9 million decrease in net revenues from Loss on Sale of Borrower Loans, due primarily to an increase in incentives provided to our whole loan investors year-over-year; and (f) a $5.6 million decrease in Total Interest Income (Expense), Net, due primarily to the decrease in the average outstanding principal balance of loans held in consolidated warehouse and securitization trusts.

Adjusted Net Revenue associated with the Personal Loan segment increased $10.7 million and $36.5 million for the three and nine months ended September 30, 2025, as compared to the corresponding periods in 2024. This is reflective of the same factors that drove the increases in net revenues discussed above, excluding the impact of (a) interest rates on the fair value of loans held in consolidated trusts, and (b) accelerated recognition of debt issuance costs upon the termination of the PWIT Warehouse Line in March 2024 (impacts the nine month period ended September 30, 2024, only).
Adjusted EBITDA associated with the Personal Loan segment increased $5.9 million and $21.1 million for the three and nine months ended September 30, 2025, respectively, as compared to the corresponding periods in 2024. These increases are primarily reflective of the same factors that drove the increase in net revenues and Adjusted Net Revenue discussed above, partially offset by increases of $4.8 million and $15.4 million in segment operating expenses year-over-year for the three and nine months ended September 30, 2025, respectively. These increases in segment operating expenses include marketing, software and cloud computing costs, in response to the increase in personal loan originations during this time. For the nine months ended September 30, 2025, the increase also includes increases in personnel costs, primarily as a result of the reversal of the 2023 bonus accrual in the second quarter of 2024, which reduced expenses recognized in 2024.
Home Equity
Home Equity segment net revenues and segment Adjusted Net Revenue decreased year-over-year for the three and nine months ended September 30, 2025, due to lower broker fees. Home Equity segment net revenues consist of broker fees from our lending partners, and Adjusted EBITDA is reflective of these net revenues, offset by operating expenses. Home Equity segment operating expenses remained generally flat for the three and nine months ended September 30, 2025, respectively, as compared to the same periods in 2024.
Credit Card
For the three months ended September 30, 2025, Credit Card segment net revenues and Segment Adjusted Net Revenues decreased $1.9 million as compared to the corresponding period in 2024, primarily as a result of a $7.0 million decrease from Change in Fair Value of Financial Instruments, due to both the Credit Card Derivative and Receivable from Credit Partner, as discussed above. Generally, this decrease from fair value losses is reflective of lower growth rates within the underlying non-securitized Credit Card portfolio, as well as increased charge-offs. Between the Credit Card Derivative and Receivable from Credit Card Partner, the impact of fair value changes related to estimated future cash flows accounted for approximately $2.2 million of this decrease, while the impact of realized transactions accounted for approximately $4.8 million of the decrease. The impact from Change in Fair Value of Financial Instruments was partially offset by a $3.8 million increase in Total Interest Income (Expense), Net, from the Credit Card receivables underlying the Receivable from Credit Card Partner, less the interest expense on the related Notes Issued by Securitization Trust. Additionally, there was a $1.0 million increase in Servicing Fees, Net, due primarily to the decrease in the growth of the Credit Card servicing obligation, as discussed above, partially offset by increased collection agency expenses. Finally, there was a combined $0.3 million increase in Transaction Fees, Net and Other Revenues, due primarily to additional fees generated from our Credit Card product, including those from our banking partner, Coastal.
For the nine months ended September 30, 2025, Credit Card segment net revenues and Segment Adjusted Net Revenues decreased $9.8 million, or 45%, as compared to the corresponding period in 2024, primarily as a result of a $24.9 million decrease in net revenues from Change in Fair Value of Financial Instruments, related to both the Credit Card Derivative and Receivable from Credit Card Partner, as discussed above. Generally, this decrease from fair value losses is reflective of lower growth rates within the underlying non-securitized Credit Card portfolio, as well as increased charge-offs. It also reflects the change in estimate related to the application of a single discount rate to all components of the Credit Card Derivative starting in 2024. This change in estimate resulted in a fair value increase of approximately $8.5 million for the nine months ended September 30, 2024. Between the Credit Card Derivative and Receivable from Credit Card Partner, the impact of fair value changes related to estimated future cash flows accounted for approximately $11.7 million of this decrease, while the impact of realized transactions accounted for approximately $13.2 million of the decrease. The impact from Change in Fair Value of Financial Instruments, was partially offset by a $13.1 million increase in Total Interest Income (Expense), Net, from the Credit Card receivables underlying the Receivable from Credit Card Partner, less the interest expense on the related Notes Issued by Securitization Trust. Additionally, there was a $1.2 million increase in Servicing Fees, Net, due primarily to the decrease in the growth of the Credit Card servicing obligation, as discussed above, partially offset by increased collection agency expenses. Finally, Transaction Fees, Net and Other Revenues increased a combined $0.9 million due primarily to additional fees generated from our Credit Card product, including those from our banking partner, Coastal.

Adjusted EBITDA associated with the Credit Card segment decreased $2.2 million and $8.9 million for the three and nine months ended September 30, 2025, respectively, as compared to the corresponding periods in 2024. For the three months ended September 30, 2025, this decrease is reflective of the $1.9 million decrease in segment net revenues and Segment Adjusted Net Revenues, as discussed above, as well as a $0.3 million increase in segment operating expenses, primarily driven by increased direct mail marketing costs, partially offset by decreased third-party servicing costs, as we continued to drive efficiencies and reduced our spend on vendors.
For the nine months ended September 30, 2025, this decrease is reflective of the $9.8 million decrease in segment net revenues and Segment Adjusted Net Revenues, as discussed above, partially offset by a $0.8 million decrease in segment operating expenses. This decrease in segment operating expenses is primarily driven by lower marketing and third-party servicing costs in response to reduced growth in the Credit Card portfolio, partially offset by a decrease in capitalized costs.
LIQUIDITY AND CAPITAL RESOURCES
We have incurred operating losses in prior periods and may continue to incur net losses in the future. For the three months ended September 30, 2025 and 2024, we incurred net losses of $29.5 million and $38.5 million, respectively. For the nine months ended September 30, 2025 and 2024, we incurred net losses of $36.8 million and $16.7 million, respectively. This includes the impact from Change in Fair Value of Convertible Preferred Stock Warrants, a non-cash item. Additionally, from our inception through September 30, 2025, we have an accumulated deficit of $681.1 million.
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
The following table summarizes our cash flow activities for the three months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,
	2025	2024
Net Loss	$(29,492)	$(38,510)

Net Cash Provided by Operating Activities	50,491	51,965
Net Cash Used in Investing Activities	(4,971)	(588)
Net Cash Used in Financing Activities	(31,587)	(51,686)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	13,933	(309)
Cash, Cash Equivalents and Restricted Cash at the beginning of the period	167,676	147,171
Cash, Cash Equivalents and Restricted Cash at the end of the period	$181,609	$146,862
Cash, Cash Equivalents and Restricted Cash increased by $13.9 million for the three months ended September 30, 2025, based on the following components:
Operating Activities: $50.5 million in cash was provided by operating activities, due to (a) $23.2 million in net proceeds from Loans Held for Sale, including securitized Borrower Loans that were previously classified as Loans Held for Sale and (b) $13.8 million in cash provided from working capital, primarily due to the timing of payments to investors and third-party vendors, and (c) $13.5 million in net income, net of non-cash items.
Investing Activities: $5.0 million in cash was used in investing activities, due to (a) $42.3 million in purchases of Borrower Loans, (b) $17.9 million in purchases of Credit Card receivables from our Credit Card Partner to the PMCC 2024-1 securitization and (c) $5.5 million in purchases of property and equipment, primarily consisting of internal-use software, partially offset by (d) $46.3 million from principal payments and sales of Borrower Loans and (e) $14.4 million from principal payments on Credit Card receivables included in the Receivable from Credit Card Partner.
Financing Activities: $31.6 million in cash was used in financing activities, due primarily to (a) $25.4 million in payments on Notes Issued by Securitization Trusts, (b) $4.2 million in payments, net of proceeds, on Notes, at Fair Value, and

(c) a contractual $2.5 million quarterly repayment on our Term Loan, partially offset by (d) $0.5 million in proceeds from the exercise of Series F Convertible Preferred Stock Warrants, as discussed above.
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
Financing Activities: $51.7 million in cash was used in financing activities, due primarily to (a) $133.8 million in payments on Notes Issued by Securitization Trusts and (b) $5.5 million in payments, net of proceeds, on Notes, at Fair Value.
The following table summarizes our cash flow activities for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net Loss	$(36,844)	$(16,680)

Net Cash Provided by Operating Activities	155,915	161,858
Net Cash Used in Investing Activities	(6,709)	(5,017)
Net Cash Used in Financing Activities	(112,684)	(165,247)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	36,522	(8,406)
Cash, Cash Equivalents and Restricted Cash at the beginning of the period	145,087	155,268
Cash, Cash Equivalents and Restricted Cash at the end of the period	$181,609	$146,862
Cash, Cash Equivalents and Restricted Cash increased by $36.5 million for the three months ended September 30, 2025, based on the following components:
Operating Activities: $155.9 million in cash was provided by operating activities, due to (a) $83.8 million in net proceeds from Loans Held for Sale, including securitized Borrower Loans that were previously classified as Loans Held for Sale, (b) $38.3 million in net income, net of non-cash items and (c) $33.7 million in cash provided from working capital, primarily due to the timing of payments to investors and third-party vendors.
Investing Activities: $6.7 million in cash was used in investing activities, due to (a) $128.2 million in purchases of Borrower Loans, (b) $57.1 million in purchases of Credit Card receivables from our Credit Card Partner to the PMCC 2024-1 securitization and (c) $12.0 million in purchases of property and equipment, primarily consisting of internal-use software, partially offset by (d) $142.0 million from principal payments and sales of Borrower Loans and (e) $48.6 million from principal payments on Credit Card receivables included in the Receivable from Credit Card Partner.
Financing Activities: $112.7 million in cash was used in financing activities, due primarily to (a) $91.3 million in payments on Notes Issued by Securitization Trusts, (b) $14.4 million in payments, net of proceeds, on Notes, at Fair Value, and (c) contractual quarterly repayments of $7.5 million on our Term Loan, partially offset by (d) $0.5 million in proceeds from the exercise of Series F Convertible Preferred Stock Warrants, as discussed above.
Cash, Cash Equivalents and Restricted Cash decreased by $8.4 million for the nine months ended September 30, 2024, based on the following components:
Operating Activities: $161.9 million in cash was provided by operating activities, driven by (a) $143.1 million in net proceeds from Loans Held for Sale, including securitized Borrower Loans that were previously classified as Loans Held for Sale, (b) $16.3 million in net income, net of non-cash items and (c) $2.4 million in cash provided from working capital, primarily due to the timing of payments to investors and third-party vendors.
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
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, extending key provisions of the 2017 Tax Cuts and Jobs Act including, but not limited to, federal bonus depreciation and deductions for domestic research and development expenditures. We are currently evaluating the provisions of the OBBBA and their impact on our income taxes; however, it is not expected to have a material impact on our consolidated financial statements.
Off-Balance Sheet Arrangements
As a result of retaining servicing rights on the sale of Borrower Loans, we are an interest holder in certain special purpose entities that purchase these Borrower Loans. None of these special purpose entities are consolidated as we are not the primary beneficiary. Other than these special purpose entities, as of September 30, 2025, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements or other purposes.
CRITICAL ACCOUNTING POLICIES
Certain of Prosper's accounting policies that involve a higher degree of judgment and complexity are discussed in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in Prosper’s Annual Report on Form 10-K for the year ended December 31, 2024. There have been no changes to our critical accounting estimates during the first nine months of 2025, other than the following change to our Valuation of Loan Servicing Asset estimate.
Effective September 2025, as a result of an updated assessment of market rates, we lowered the estimated base market servicing rate used to value the Servicing Asset associated with our Personal Loans from 63.3 basis points to 59.3 basis points. This change resulted in a $1.5 million increase to Servicing Assets, Net as of September 30, 2025, and Total Net Revenues for the three and nine months ended September 30, 2025.

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
Results of Operations
Overview
The following tables summarize Prosper Funding’s net loss for the nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Total Net Revenues	$19,097	$14,180	$4,917	35%
Total Expenses	22,672	18,010	4,662	26%
Net Loss	$(3,575)	$(3,830)	$255	7%

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Total Net Revenues	$53,899	$44,134	$9,765	22%
Total Expenses	64,937	52,163	12,774	24%
Net Loss	$(11,038)	$(8,029)	$(3,009)	(37)%
Total net revenues for the three months ended September 30, 2025 increased $4.9 million, or 35%, from the three months ended September 30, 2024, primarily due to an increase in Servicing Fees, Net, generally related to increased collection fees, net of collection agency expenses, and servicing fees, due to the growth in the underlying servicing book and the impact of lowering our estimated market servicing rate in September 2025. There were also additional gains on the sale of borrower loans due to the increase in personal loan originations for this period, and a corresponding increase in Administration Fee Revenue - Related Party, as a result of an increase in loan listings on the platform. Additionally, Changes in Fair Value of Financial Instruments contributed to an increase in net revenues, primarily due to changes in the timing of borrower payments received close to quarter-end, and the application of those payments against the related Notes. These increases were partially offset by an increase in the estimated investor loss protection liability due to the growth in the portfolio. Under the terms of the Administration Agreement between PFL and PMI, incentives provided to whole loan investors, which are recorded in Loss on Sale of Borrower Loans, are billed back to PMI through the Administration Fee Revenue - Related Party. As a result, fluctuations in these incentives do not have a direct impact on net revenues.
Total expenses for the three months ended September 30, 2025 increased $4.7 million, or 26%, from the corresponding period in 2024, largely due to a $4.3 million increase in Administration Fee - Related Party resulting primarily from an increase in actual and estimated transaction fee refunds due to the increase in personal loan originations for this period, as discussed above. These administration fees also increased due to an increase in the number of loans funded on the platform during this time.
Total net revenues for the nine months ended September 30, 2025 increased $9.8 million, or 22%, from the three months ended September 30, 2024, primarily due to an increase in Servicing Fees, Net generally related to increased collection fees, net of collection agency expenses, and servicing fees, due to the impact of lowering our estimated market servicing rate in September 2025. There were also additional gains on the sale of borrower loans due to the increase in personal loan originations in the first nine months of 2025, as compared to the same period in 2024, and a corresponding increase in Administration Fee Revenue - Related Party, as a result of an increase in loan listings on the platform during this time. Additionally, Changes in Fair Value of Financial Instruments contributed to an increase in net revenues, primarily due to changes in the timing of borrower payments received close to quarter-end, and the application of those payments against the related Notes. These increases were partially offset by an increase in the estimated investor loss protection liability due to the growth in the portfolio. Under the terms of the Administration Agreement between PFL and PMI, incentives provided to whole loan investors, which are recorded in Loss on Sale of Borrower Loans, are billed back to PMI through the Administration Fee Revenue - Related Party. As a result, fluctuations in these incentives do not have a direct impact on net revenues.
Total expenses for the nine months ended September 30, 2025 increased $12.8 million, or 24%, from the three months ended September 30, 2024, largely due to a $12.0 million increase in Administration Fee - Related Party resulting primarily from an increase in actual and estimated transaction fee refunds due to the increase in personal loan originations for this period, as discussed above. These administration fees also increased due to an increase in the number of loans funded on the platform during this time.
Revenues
The following tables summarize PFL’s revenue for the three and nine months ended September 30, 2025 and 2024 (in thousands, except percentages):

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Revenues:
Operating Revenues:
Administration Fee Revenue – Related Party	$24,000	$20,970	$3,030	14%
Servicing Fees, Net	10,098	6,102	3,996	65%
Loss on Sale of Borrower Loans	(15,116)	(12,560)	(2,556)	(20)%
Other Revenues	59	156	(97)	(62)%
Total Operating Revenues	19,041	14,668	4,373	30%
Interest Income on Borrower Loans	10,556	12,495	(1,939)	(16)%
Interest Expense on Notes	(9,879)	(11,730)	1,851	16%
Net Interest Income	677	765	(88)	(12)%
Change in Fair Value of Financial Instruments, Net	(621)	(1,253)	632	(50)%
Total Net Revenues	$19,097	$14,180	$4,917	35%

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Revenues:
Operating Revenues:
Administration Fee Revenue – Related Party	$70,597	$55,822	$14,775	26%
Servicing Fees, Net	26,175	18,856	7,319	39%
Loss on Sale of Borrower Loans	(44,363)	(31,500)	(12,863)	(41)%
Other Revenues	273	493	(220)	(45)%
Total Operating Revenues	52,682	43,671	9,011	21%
Interest Income on Borrower Loans	32,767	37,967	(5,200)	(14)%
Interest Expense on Notes	(30,715)	(35,713)	4,998	14%
Net Interest Income	2,052	2,254	(202)	(9)%
Change in Fair Value of Financial Instruments, Net	(835)	(1,791)	956	53%
Total Net Revenues	$53,899	$44,134	$9,765	22%

Administration Fee Revenue – Related Party
We primarily generate revenues through license fees we earn under our Administration Agreement with PMI. The Administration Agreement contains a license we grant to PMI that entitles PMI to use the marketplace for, and in relation to: (i) PMI’s performance of its duties and obligations under the Administration Agreement, and (ii) PMI’s performance of its duties and obligations to WebBank under the Loan Account Program Agreement. The Administration Agreement requires PMI to pay us a monthly license fee that is partially based on the number of personal loan listings posted on the marketplace in that month, as well as a fee based on incentives provided to investors to incentivize the purchase of Borrower Loans from PFL. The increases in Administrative Fee Revenue – Related Party of $3.0 million and $14.8 million for the three and nine months ended September 30, 2025, respectively, as compared to the corresponding periods in 2024, are primarily due to increased reimbursements received from PMI for incentives provided to whole loan investors, as well as additional fees for increased personal loan listings posted on the marketplace year-over-year, consistent with the increase in personal loan originations during this time.
Servicing Fees, Net
Investors who purchase Borrower Loans through the Whole Loan Channel typically pay us a servicing fee which is currently set at 1.0% per annum of the outstanding principal balance of the Borrower Loan prior to applying the current payment, plus an additional 0.075% per annum to cover the Loan Trailing Fee. The Servicing Fee compensates us for the costs incurred in servicing the Borrower Loans, including managing payments from borrowers, managing payments to investors and maintaining investors’ account portfolios. We record Servicing Fees from investors as a component of operating revenues when received. We also include any collection fees received, net of collection agency expenses, and debt sale fees in Servicing Fees, Net.
The increases in Servicing Fees, Net of $4.0 million and $7.3 million for the three and nine months ended September 30, 2025, respectively, as compared to the corresponding periods in 2024, are largely due to increases in net collections and debt sales fees, as we continue to enhance our Borrower Loan collections and recovery efforts, which includes entering into more settlement agreements with borrowers. Specifically, these fees accounted for approximately $2.1 million and $6.3 million of the total increases in Servicing Fees, Net for the three and nine months ended September 30, 2025, respectively. Servicing fees collected and amortization of the Servicing Asset contributed to $1.9 million and $1.2 million increases in Servicing Fees, Net, for the three and nine months ended September 30, 2025, respectively, which includes the impact of lowering the estimated market servicing rate used to value the Servicing Asset from 63.3 basis points to 59.3 basis points in September 2025. Personal loan servicing fees may increase or decrease net revenues depending on various factors, including timing and the valuation of the underlying Servicing Asset, but are generally reflective of additional servicing fees collected, offset by the continued seasoning of the underlying servicing book.
Loss on Sale of Borrower Loans
Loss on Sale of Borrower Loans consists primarily of incentives provided to investors at the time Borrower Loans are sold through the Whole Loan Channel, net of any gains recognized on those sales, primarily due to the recognition of additional Servicing Assets. Since 2022, due to market volatility and incentives offered by competitors, we started providing additional incentives to our whole loan investors. We also record changes in any estimated investor loss protection liabilities in Loss on Sale of Borrower Loans. For the three and nine months ended September 30, 2025, the increases in Loss on Sale of Borrower Loans of $2.6 million and $12.9 million, respectively, are largely due to these incentives and changes in the loss protection liability, which accounted for $3.4 million and $14.9 million, respectively, of the year-over-year increases. As discussed above, PFL is reimbursed for the incentives by PMI through the Administration Fee Revenue – Related Party account. These increases to the loss were partially offset by gains from the volume of whole loans sold of $0.9 million and $2.1 million for the three and nine months ended September 30, 2025, respectively, as a result of higher personal loan originations during this time.

Other Revenues
Other Revenues have historically consisted primarily of miscellaneous fees, including incentive fees earned from partner companies through our incentive programs, or securitization fees earned from sponsoring or facilitating securitization transactions with loans from our marketplace. We also record changes to the reserve for the repurchase of Borrower Loans in Other Revenues, which accounted for the majority of the decreases for the three and nine months ended September 30, 2025, as compared to the corresponding periods in 2024.
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
Overall, the decreases in Net Interest Income for the three and nine months ended September 30, 2025, as compared to the corresponding periods in 2024, were not significant, but are reflective of the decrease in the outstanding principal balance of Borrower Loans and Notes year-over-year.
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
The following table summarizes the fair value adjustments for the three and nine month periods ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Borrower Loans	$(4,698)	$(6,455)	$(13,405)	$(20,559)
Notes	4,078	5,202	12,571	18,768
Total	$(620)	$(1,253)	$(834)	$(1,791)
The decreases in the loss recognized for both the three and nine months ended September 30, 2025, respectively, as compared to the corresponding periods in 2024, were primarily due to changes in the timing of borrower payments received close to quarter-end, and the application of those payments against the related Notes. Other fair value changes were generally not material, which is consistent with the borrower payment-dependent structure described above.

Expenses
The following table summarizes our expenses for the three and nine month periods ended September 30, 2025 and 2024 (in thousands, except percentages):

	Three Months Ended September 30,
	2025	2024	Change	% Change
Expenses:
Administration Fee – Related Party	$20,523	$16,264	$4,259	26%
Servicing and Other, Net	2,149	1,746	403	23%
Total Expenses	$22,672	$18,010	$4,662	26%

	Nine Months Ended September 30,
	2025	2024	Change	% Change
Expenses:
Administration Fee – Related Party	$58,921	$46,896	$12,025	26%
Servicing and Other, Net	6,016	5,267	749	14%
Total Expenses	$64,937	$52,163	$12,774	24%
Administration Fee - Related Party
Pursuant to our Administration Agreement with PMI, PMI manages the marketplace on our behalf. Accordingly, each month we are required to pay PMI (a) a corporate administration fee of $500,000 per month, (b) a fee for each Borrower Loan originated through the marketplace, (c) 62.5% of all Servicing Fees collected by us or on our behalf and (d) all nonsufficient funds fees collected by us or on our behalf. In general, the Administrative Fee Expense – Related Party will not fluctuate directly in line with the Administrative Fee Revenue – Related Party due to both the flat corporate administrative fee, as well as the fact that we pay fees for three different services, but receive a fee that fluctuates based only on the number of personal loans listed on the platform and the volume of incentives provided. We also include WebBank transaction costs, loan trailing fees and refund liabilities for transaction fees above 5%, based on our revised pricing schedule with WebBank starting in October 2023 and revised in June 2024, in Administration Fee Expense – Related Party.
The increase in Administration Fee – Related Party expense of $4.3 million for the three months ended September 30, 2025, as compared to the same period in the prior year, is primarily reflective of a $3.0 million increase in changes in actual and estimated refunds for transaction fees above 5%, as the total of refundable origination fees continues to increase since the revisions to the WebBank pricing schedule referenced above. There was also a $0.9 million increase in administration fee expense due primarily to a year-over-year increase in loans funded, and a $0.4 million combined increase in WebBank transaction costs and net loan trailing fees due to the increase in personal loan originations discussed above.
The increase in Administration Fee – Related Party expense of $12.0 million for the nine months ended September 30, 2025, as compared to the same period in the prior year, is primarily reflective of a $9.6 million increase in changes in actual and estimated refunds for transaction fees above 5%, as the total of refundable origination fees continues to increase since the revisions to the WebBank pricing schedule referenced above. There was also a $1.5 million increase in administration fee expense due primarily to a year-over-year increase in loans funded, and a $0.9 million combined increase in WebBank transaction costs and net loan trailing fees due to the increase in personal loan originations discussed above.
Servicing and Other, Net
Servicing costs consist primarily of vendor and borrower costs, as well as depreciation of internal-use software associated with servicing Borrower Loans. Other items consist primarily of interest income earned on cash invested on our platform, as well as bank service charges and professional fees. The increases in Servicing and Other, Net of $0.4 million and $0.7 million for the three and nine months ended September 30, 2025, respectively, as compared to the corresponding periods in 2024, were primarily due to increased depreciation as a result of the growth in internal-use software during this time.
LIQUIDITY AND CAPITAL RESOURCES
We anticipate that our available funds and cash flow from operations will be sufficient to meet our operational cash needs for at least the next 12 months.

The following table summarizes our cash flow activities for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net Loss	$(11,038)	$(8,029)

Net Cash Provided by Operating Activities	39,991	8,211
Net Cash Provided by Investing Activities	5,747	1,526
Net Cash Used in Financing Activities	(14,444)	(8,228)
Net Increase in Cash, Cash Equivalents and Restricted Cash	31,294	1,509
Cash, Cash Equivalents and Restricted Cash at the beginning of the period	96,740	97,039
Cash, Cash Equivalents and Restricted Cash at the end of the period	$128,034	$98,548
Cash, Cash Equivalents and Restricted Cash increased $31.3 million for the nine months ended September 30, 2025, based on the following components:
Operating Activities: $40.0 million was provided by operating activities, driven by cash provided by working capital of $46.8 million, primarily due to the timing of payments to PMI and investors, partially offset by net loss, net of non-cash adjustments of $6.8 million.
Investing Activities: $5.7 million was provided by investing activities, due to $142.0 million of principal payments from Borrower Loans, partially offset by $128.2 million in purchases of Borrower Loans and $8.1 million in purchases of property and equipment.
Financing Activities: $14.4 million was used in financing activities, due to $141.3 million in payments for Notes, at Fair Value, partially offset by $126.9 million in proceeds from the issuance of Notes, at Fair Value.
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
Income Taxes
We incurred no income tax expense for the nine months ended September 30, 2025 and 2024. We are a US disregarded entity for income tax purposes and our income and loss is included in the return of our parent, PMI. Given PMI’s history of taxable losses, it is difficult to accurately forecast how Prosper’s and our results will be affected by the realization and use of net operating loss carry forwards.
Off-Balance Sheet Arrangements
As a result of retaining servicing rights on the sale of Borrower Loans, we are a variable interest holder in certain special purposes entities that purchase these Borrower Loans. None of these special interest entities are consolidated as we are not the primary beneficiary. Otherwise, we have not engaged in any off-balance sheet financing activities for the three and nine months ended September 30, 2025.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND INTEREST RATE RISK
PROSPER MARKETPLACE, INC.
Market Risk
Market risk is the risk of loss to future earnings, values, or future cash flows that may result from changes in financial market prices and interest rates.
Through our securitization trusts (formed in September 2023 and March 2024) we hold Borrower Loans. Changes in U.S. interest rates affect the market value of these Borrower Loans on our balance sheet. Our future investment income may fall short of expectations, or we may suffer a loss in principal if we are forced to sell Borrower Loans that have declined in market value due to changes in interest rates, loss assumptions or overall market conditions. Interest rate increases may increase the risks of our investments in Borrower Loans through our securitization trusts, and additional fluctuations in interest rates may exacerbate such risks. Changes in the market value of Borrower Loans are recorded on the consolidated statements of operations. The fair value of Borrower Loans held in consolidated securitization trusts was $84.1 million as of September 30, 2025.
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
We had cash and cash equivalents of $39.0 million and $30.3 million as of September 30, 2025, and December 31, 2024, respectively. These amounts were held in various unrestricted deposits with highly rated financial institutions and short-term, highly liquid marketable securities which may include money market funds, U.S. Treasury securities, and U.S. agency securities. Cash and Cash Equivalents are held for working capital purposes. Due to their short-term nature, we believe that we do not have any material exposure to changes in the fair value of these liquid investments as a result of changes in interest rates. Decreases in short-term interest rates will moderately reduce interest income on these Cash and Cash Equivalents. Increases in short-term interest rates will moderately increase the interest income earned on the Cash and Cash Equivalents.
Interest Rate Sensitivity
As more fully described in Note 8, Fair Value of Assets and Liabilities, of Prosper's condensed consolidated financial statements attached to this Quarterly Report on Form 10-Q, the fair value of Borrower Loans is $342.0 million as of September 30, 2025, determined using a weighted-average discount rate of 8.61%. The fair value of Borrower Loans was $461.8 million as of December 31, 2024, determined using a weighted-average discount rate of 7.72%. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $3.0 million and $4.2 million in the fair value of PMI’s investment in Borrower Loans as of September 30, 2025, and December 31, 2024, respectively. A hypothetical 100 basis point decrease in interest rates would result in an increase of $3.1 million and $4.3 million in the fair value of our investment in Borrower Loans as of September 30, 2025, and December 31, 2024, respectively. Any realized or unrealized gains or losses resulting from such interest rate change would be recorded in our statement of operations so long as we hold these Borrower Loans on our balance sheet.

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
Prosper Funding had Cash and Cash Equivalents of $2.8 million and $2.8 million as of September 30, 2025 and December 31, 2024, respectively. These amounts were held in various unrestricted deposits with highly rated financial institutions and short term, highly liquid marketable securities which may include money market funds, U.S. treasury securities and U.S. agency securities. Cash and cash equivalents are held for working capital purposes. Due to their short-term nature, Prosper Funding believes that it does not have any material exposure to changes in the fair value of these liquid investments as a result of changes in interest rates. Decreases in short-term interest rates will moderately reduce interest income on these cash and cash equivalents, while increases in short-term interest rates will moderately increase the interest income earned on these cash and cash equivalent balances.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Registrants’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are designed to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the SEC, and that such information is accumulated and communicated to management, including to each Registrant’s Principal Executive Officer (PEO) and Principal Financial Officer (PFO), to allow timely decisions regarding required disclosures. The management of each Registrant, with the participation of such Registrant’s PEO and PFO, has evaluated the effectiveness of such Registrant’s disclosure controls and procedures as of September 30, 2025. Based on this evaluation, each Registrant’s PEO and PFO have concluded that these disclosure controls and procedures were effective as of September 30, 2025.
Changes in Internal Control Over Financial Reporting
There were no changes in either Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, either Registrant’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Multiple purported class-action lawsuits related to the September Incident have been initiated against PMI and PFL. As of November 7, 2025, the Company was aware of approximately 20 currently pending lawsuits. As these matters are still in their early stages and the Company’s investigation into the September Incident is ongoing, at this time, the Company is unable to predict the outcome of these matters and is unable to estimate the range of loss, if any, that could result from an unfavorable outcome. For more information on the September Incident, please see “Risk Factors—Risks Related to PFL and PMI, our Marketplace and our Ability to Service the Notes—We have experienced, and may experience in the future, unauthorized access to our systems.”
This Item should be read in conjunction with the disclosures contained in Part I, Item 3, “Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2024.
Item 1A. Risk Factors

We have experienced, and may experience in the future, unauthorized access to our systems. If the security of PFL’s systems is breached or otherwise subjected to unauthorized access, our operations may be impaired; investors’, borrowers’, or users’ information may be stolen; our reputations may be harmed; and we may be exposed to liability.

We and our third party vendors may experience, and occasionally have experienced, cyber-attacks, system breaches and other similar incidents. For example, as previously disclosed in Prosper’s Form 8-K filed with the SEC on September 17, 2025, an unauthorized third party gained access to the Company’s systems that contain proprietary, confidential, and personal information (the “September Incident”). There is no evidence of unauthorized access to customer accounts and funds as a result of the September Incident, and the Company’s customer-facing operations have continued uninterrupted. Our investigation of the September Incident remains ongoing, and we continue to face various risks related to the September Incident, including litigation and potential fines, reputational harm, changes in customer behavior, regulatory scrutiny and investigations, and an increase in the cost to the Company of our insurance policy covering cybersecurity incidents. While, to-date, these incidents have not had a material effect on our business or operations, the Company has yet to determine the full scope and impact of the September Incident.

Additionally, other attacks may occur in the future. Our marketplace stores PFL’s investors’ and borrowers’ bank information and other personally-identifiable sensitive data. Any accidental or intentional security breaches or other unauthorized access could impair our operations, or cause users’ information or funds to be stolen and used for improper or criminal purposes. Security breaches or unauthorized access to information could also expose us to liability, including for the loss of the information, time-consuming and expensive responsive actions, and litigation (including statutory penalties under certain legal regimes) and cause negative publicity or harm to our reputation. If security measures are compromised because of third-party action, employee or contractor error, malfeasance, faulty password management or otherwise, or if design flaws in the relevant software are exposed and exploited, and, as a result, a third party or disaffected employee obtains unauthorized access to any investors’ or borrowers’ data, PFL’s relationships with its users and third party partners and stakeholders could be severely damaged, and PFL (or PMI) could incur significant liability. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until they are launched against a target, we and PMI’s service providers may be unable to anticipate these techniques or to effectuate adequate measures to prevent, detect, or investigate cyber attacks. In addition, many states and federal agencies have enacted laws or rules requiring companies to notify individuals of data security breaches involving their personal data. These mandatory disclosures regarding a security breach are costly to implement and often lead to widespread negative publicity, which may cause our users to lose confidence in the effectiveness of PFL’s and PMI's data security measures. Any security breach, whether actual or perceived, would harm our reputations, and we could lose users.

Prosper uses industry standard technologies to maintain secure remote work protocols and protect sensitive data within its control, and we require employees to undergo background checks prior to being hired and complete security awareness training at regular intervals. However, we are necessarily limited in our ability to control or ensure the security of networks that employees use to work remotely.

Our marketplace may be vulnerable to malware, third-party software vulnerabilities and similar disruptions.

Our marketplace may be vulnerable to malware, third-party software vulnerabilities, and similar disruptions. If a hacker were able to infiltrate and deploy malware on our network, users would be subject to the increased risk of fraud or borrower identity theft and may experience losses, delays in the recoupment of amounts owed, or fraudulently induced purchases of Notes. While we have taken steps to prevent such activity from affecting our marketplace, if we are unable to prevent such activity, the value of investors’ investment in the Notes could be adversely affected.

You should carefully consider all information in this Quarterly Report on Form 10-Q, including the condensed consolidated financial statements and related notes, and the risks described in Part I, Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2024.
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
PMI – On July 29, 2025, one warrant holder exercised warrants to purchase an aggregate of 51,614,124 shares of Series F Convertible Preferred Stock at an exercise price of $0.01 per share for total cash proceeds of $0.5 million. The aggregate fair value of these warrants as of the date of the exercise was approximately $73.3 million, which was reclassified from Convertible Preferred Stock Warrant Liability to Convertible Preferred Stock on the date of exercise.

PMI previously issued the Series F Convertible Preferred Stock in reliance on the exemption from the registration requirements set forth in Section 4(a)(2) of the Securities Act relative to sales by an issuer not involving any public offering.

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
EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PMI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 (1)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PMI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 (1)

31.3	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PFL’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 (1)

31.4	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PFL’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 (1)

32.1
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to PMI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 (1)

32.2
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to PFL’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 (1)

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

PROSPER MARKETPLACE, INC.
PROSPER FUNDING LLC

November 13, 2025	/s/ David Kimball
David Kimball
Chief Executive Officer of Prosper Marketplace, Inc.
Chief Executive Officer of Prosper Funding LLC
(Principal Executive Officer)

November 13, 2025	/s/ Usama Ashraf
Usama Ashraf
President and Chief Financial Officer of Prosper Marketplace, Inc.
President, Chief Financial Officer and Treasurer of Prosper Funding LLC
(Principal Financial Officer)