Form 10-K
period 2025-12-31
PROSPER MARKETPLACE, INC; Prosper Funding LLC
filed 2026-03-26
CIK 1416265, 1542574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

	Aggregate Market Value of Voting and Non-Voting Common Equity Held by Non-Affiliates of the Registrant at	Number of Shares of Common Stock of the Registrant Outstanding at
	June 30, 2025	March 24, 2026
Prosper Marketplace, Inc.	(a)	78,299,355
($0.01 par value)
Prosper Funding LLC	(a)(b)	None
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
•our ability to attract potential borrowers and investors to our personal loan marketplace and borrowers to our unsecured credit card (“Credit Card”) product;
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
•our ability to manage loss rates associated with our Credit Card product;

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
•the potential adverse legal, reputational, and financial effects on the Company resulting from the cybersecurity incident that we reported in September 2025; and
•the other risks discussed under the “Risk Factors” section of this Annual Report on Form 10-K.
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

PART I
ITEM 1. BUSINESS
Overview
Our vision is to transform lives by providing affordable financial solutions through the simplest and most trusted platform. We currently offer access to consumer lending products which support our vision: (i) unsecured personal loans through a personal loan marketplace which connects eligible consumer borrowers with individual and institutional investors, and (ii) a Credit Card product available to eligible borrowers.
Personal Loan
We are a pioneer of peer-to-peer lending in the U.S. and first launched our personal loan lending product in 2006. Our personal loan marketplace facilitated $2.7 billion in Borrower Loan originations during 2025 and $30.5 billion in Borrower Loan originations since launch.
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
Credit Card
In December 2021, we launched our Prosper Credit Card product in partnership with Coastal Community Bank (“Coastal”), through which eligible consumers are extended unsecured credit through Prosper-branded Credit Cards. In accordance with our program agreement with Coastal, the receivables associated with these Credit Cards are originated and maintained on the balance sheet of Coastal, until we exercise our right to purchase eligible receivables. Customer accounts are randomly designated as either Prosper Allocations or Coastal Allocations in accordance with the requirements of the program agreement. Each party receives 100% of the interest income and is responsible for the credit losses on its allocated customer accounts. Credit Card receivables that remain on Coastal’s balance sheet are not available for investment purposes.

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

Segment Reporting
We have two reportable segments: Personal Loan and Credit Card.
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
Borrowers
Any natural person at least 18 years of age who is a U.S. resident in a state where loans through our marketplace are available with a U.S. bank account and a social security number may apply to become a borrower by registering at www.prosper.com. After passing the anti-fraud, anti-terrorism and identity verification processes, borrowers can request unsecured Borrower Loans at interest rates set by us.
When a borrower requests a loan, we first evaluate whether the borrower meets the underwriting criteria required by WebBank. WebBank originates loans to borrowers and then sells and assigns the promissory notes evidencing those loans to PFL. The underwriting criteria apply for all Borrower Loans originated through our marketplace and may not be changed without WebBank’s consent. For the Note Channel, all borrowers who request a loan are subject to the following minimum eligibility criteria: (1) have at least a 600 FICO 08 score, (2) have nine or fewer credit bureau inquiries (after excluding duplicate inquiries) within the last 6 months, (3) have an annual income greater than $0, (4) have a debt-to-income ratio of no more than 50%, (5) have at least two open trades reported on their credit report, and (6) have not filed for bankruptcy within the last 12 months.
We also allow two borrowers to apply together as joint applicants for a co-borrower loan. We currently offer Borrower Loans with 2-, 3-, 4-, and 5-year terms to co-borrowers. Each borrower applicant is held jointly and severally liable for the obligations under the loan. In the case of co-borrower loans, both of the borrowers must satisfy the following minimum eligibility criteria: (1) have at least a 600 FICO 08 score, (2) have nine or fewer credit bureau inquiries (after excluding duplicate inquiries) within the last 6 months, (3) have an annual income greater than $0, (4) have a debt-to-income ratio of no more than 50% (the debt-to-income ratio for joint loans is calculated using the combined debt-to-income ratio of the primary and secondary borrowers without duplication of combined debt), (5) have at least one open trade reported on their credit report, and (6) have not filed for bankruptcy within the last 12 months.
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
Investors
Investors are individuals and institutions that have the opportunity to buy Notes or Borrower Loans after registering on our Personal Loan marketplace. However, investors do not have the ability to invest in the Credit Card product on our personal loan marketplace. An individual investor must be a natural person at least 18 years of age and a U.S. resident, must provide their social security number, and may be required to provide their state driver’s license or state identification card number. An institutional investor must provide its taxpayer identification number and entity formation documentation. All potential investors are subject to anti-fraud, anti-terrorism and identity verification processes and a potential investor cannot invest in Notes or Borrower Loans without passing those processes.
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
For loan listings allocated to the Note Channel, a bid on a listing is an investor’s commitment to purchase a Note from PFL. PFL generally issues and sells a series of Notes for each Borrower Loan that is originated through the Note Channel. The Notes are sold to the investors who successfully bid on the corresponding loan listing in the principal amounts of their respective bids. Payment on each series of Notes depends on PFL receiving payments from the corresponding Borrower Loans. PFL uses the proceeds of each series of Notes to purchase the corresponding Borrower Loan from WebBank on the second business day after WebBank has originated the Borrower Loan. Each Note comes attached with an inseparable PMI Management Right issued by PMI. Each PMI Management Right constitutes an "investment contract," a concept under federal securities law that refers to an arrangement where investors invest money in a common enterprise with the expectation of profits, primarily from the efforts of others.
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
Customers
Personal Loan: A relatively small number of investors provide the funding commitments for a large percentage of all listings that result in Borrower Loans originated through our Personal Loan marketplace. Of all Borrower Loans originated in the year ended December 31, 2025, the largest party purchased a total of 21.0% of those loans. For a description of the investors and borrowers on our personal loan marketplace, please see the “How our Personal Loan Marketplace Works—Investors” and “How our Personal Loan Marketplace Works—Borrowers” sections above.
Credit Card: Our Credit Card cardholders are generally near-prime borrowers with credit scores that typically range from 600 to 660 and initial credit lines that range from $500 to $3,000.
Industry Background and Trends
According to the Board of Governors of the Federal Reserve System, as of December 2025, the balance of outstanding consumer credit (excluding loans secured by real estate) in the United States totaled $5.1 trillion. This amount included $1.3 trillion of revolving consumer credit, primarily credit card, and $3.8 trillion of non-revolving loans. A portion of the revolving balances are also refinanced by consumers at lower interest rates and fixed terms through personal loans.

The market for consumer lending is competitive and rapidly evolving, and there is an opportunity for our business model to transform the traditional lending process. We believe our marketplace offers a superior solution for both borrowers and investors.
For borrowers, we believe our Personal Loan marketplace and Credit Card product offers the following principal competitive factors: better terms versus other alternatives; a simple, easy and intuitive customer experience; a fast and efficient process; and trust and transparency.
For investors, we believe our marketplace offers the following principal competitive factors: attractive risk-adjusted returns; low duration risk; diversification from other asset classes; a simple, easy and intuitive customer experience; and trust and transparency.
Competition
We compete for borrowers and investors against other financial products and companies. For borrowers, our competition includes banking institutions, credit unions, credit card issuers, and other online consumer lending companies, including publicly traded companies such as LendingClub Corporation, Social Finance Inc., and Upstart Holdings, Inc. For investors in our Personal Loan product, our competition includes other consumer lending platforms, alternative asset funds, and asset classes such as equities, bonds and commodities. We may also face potential competition from new market entrants, or business expansion from established companies. These companies may have significantly greater financial, technical, marketing and other resources and may be able to devote greater resources to the development, promotion, sale and support of their offerings.
Our Competitive Strengths
We believe the following strengths differentiate us from our competitors and provide us with sustainable competitive advantages:
•Leading Online Personal Loan Marketplace. Since inception, our personal loan marketplace has facilitated $30.5 billion in loan originations, of which $2.7 billion was for the year-ended December 31, 2025. As our business grows, our brand, reputation and scale strengthens. This allows us to attract top talent, speed up product innovation, launch additional consumer finance products, attract marketplace participants and drive down our cost structure, all of which further benefit borrowers and investors. For the year ended December 31, 2025, 45.1% of our Borrower Loan originations were from borrowers who previously borrowed on our personal loan marketplace, evidence of our strong brand.
•Robust Network Effect. The attractiveness of our personal loan marketplace increases as the number of participants on our marketplace increases, yielding a classic network effect. Our personal loan marketplace offers consumer borrowers access to affordable credit, and allows individual and institutional investors to invest in an asset class with attractive risk-adjusted returns. The diversity of investors brings scale and breadth of funding to our marketplace and makes credit more affordable. As both sides of the equation grow, the advantages (reduced risk, lower cost) scale accordingly, attracting even more borrowers and investors. The increased participant pool reduces costs and generates more borrower performance data which we use to improve the effectiveness of our credit decisioning and scoring models. This enhances our aggregate loan performance and builds increased trust in our marketplace, which in turn attracts more borrowers and investors. We believe the strength of our brand in the personal loan marketplace will also attract customers to seek out or recommend the Credit Card product.
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
•Efficient and Attractive Financial Model. We have multiple revenue streams and an efficient cost model. For personal loans, we generate revenue from transaction fees from our marketplace’s role in matching borrowers with investors to enable loan originations, servicing fees related to Borrower Loans for which we retain the servicing rights, net interest income from Borrower Loans, credit referral fees and other ancillary revenue sources. We also earn revenue from net interest income and a variety of fees provided under the Credit Card program, including interchange fees, annual fees and late fees, net of a program fee and a portion of the interchange fees that must be remitted to Coastal. Additionally, our technology platform significantly reduces the need for physical infrastructure and therefore allows our business to grow with a lower cost operating model, providing us with significant operating leverage.
Sources of Revenues
We earn revenue in a variety of ways from our Personal Loan and Credit Card products. We have three primary sources of Personal Loan revenues: transaction fees, servicing fees and net interest income. We earn transaction fees from WebBank by facilitating the origination of Borrower Loans through the Personal Loan marketplace, servicing fees from investors for processing principal and interest payments made by borrowers and passing such payments on to investors and net interest income from Borrower Loans. Our revenues are reduced by any incentives provided to investors. We also earn net interest income and various fees generated by our Credit Card program, including net interchange fees, annual fees and late fees, net of program fees and a portion of the interchange fees that must be remitted to Coastal. Changes in the fair values of our consolidated financial instruments are also included in our revenue.
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
Origination and Servicing
We have efficient and scalable systems for credit risk assessment, loan underwriting, and servicing of the Borrower Loans and Credit Card product. Our risk models take borrowers’ supplied information and combine that information with public and proprietary data to make real time decisions. Our verification agents use several tools to efficiently verify borrower information. Our personal loan servicing platform calculates a loan’s amortization and processes payments received from borrowers and passes such payments on to investors. In addition, we have a back-up servicing agreements for personal loans and the Credit Card portfolio with Vervent, Inc. (“Vervent”), a loan servicing company that is willing and able to assume servicing responsibilities in the event that we are no longer able to service the Borrower Loans and Notes and Credit Cards. Vervent is a financial services company that has entered into numerous successor loan servicing agreements.
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
The platform for our personal loan marketplace is hosted in Google Cloud. We continuously monitor the performance and availability of our marketplace. The infrastructure leverages Google Cloud’s native products, such as Cloud Run instances and segregated Virtual Private Clouds.
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
•Targeted Risk Assessment. Our risk models, which utilize artificial intelligence via machine learning, include flags and characteristics which are unique to our platform. We believe these models result in a risk assessment that is more targeted and accurate than traditional models, leading to higher approval rates and greater automation across identity and income verification. We are continuing to enhance the technology embedded within our models to facilitate and improve access to credit and the application experience for borrowers. We have been building and enhancing these machine learning models since 2015.
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
We have invested in a research and development program and, as of December 31, 2025, we had eight issued patents by the United States Patent and Trademark Office. We have filed, and may file additional patent applications or pursue additional patent protection in the future to the extent we believe it will be beneficial.
Human Capital Resources
Employee Profile
At Prosper, our mission is to advance financial well-being and our employees are critical to achieving this mission. We are committed to hiring and developing employees who embody our core values: accountability, collaboration, excellence, curiosity, diversity, simplicity, and integrity. As of December 31, 2025, we had 385 full-time employees, all of whom were based in the United States. Our employees are classified as either “local” to either our San Francisco, California and Phoenix, Arizona offices or “remote national” if they work remotely. As of December 31, 2025, we had 139 local employees based in our San Francisco, California office, 110 local employees based in our Phoenix, Arizona office, and 136 remote national employees. None of our employees are represented by labor unions. We have not experienced any work stoppages, and we believe that our relations with our employees are good.
Employee Health & Wellness
Our employees currently have access to several programs and benefits related to employee wellness including: a 401(k) match program, traditional life and health (medical, dental, vision) insurance, flexible paid time off, a health and wellness stipend, free membership to physical, mental and emotional health resources, and parental leave programs, among others. We believe our human resources policies, learning and development, talent acquisition, and community engagement and support activities enable us to attract and retain key personnel.
Employee Recognition and Talent Development
We understand that to attract and retain great people, we must listen to and engage them regularly. We conduct an anonymous, company-wide employee engagement survey to gauge our progress and identify the areas where we excel and areas for improvement in the employee experience. Following the survey, we identify areas where we would like to focus on supporting engagement within the company and create action plans to support those initiatives. We have implemented two award programs to recognize and honor our employees who exemplify our values and demonstrate outstanding leadership.
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

Government Regulation
Overview
The lending and securities industries are highly regulated. Each of the financial products offered by us are subject to extensive and complex rules and regulations. We also are subject to licensing and examination by various federal, state and local government authorities. These authorities impose obligations and restrictions on our activities, including WebBank’s activities and the Borrower Loans acquired and Notes issued through our marketplace, and Coastal’s activities and the Credit Card product. In particular, these rules may limit the fees that may be assessed, require extensive disclosure to, and consents from, borrowers, prohibit discrimination, and impose multiple qualification and licensing obligations on our activities. Failure to comply with these requirements may result in, among other things, revocation of required licenses or registrations, loss of approved status, voiding of loan contracts, indemnification liabilities to contract counterparties, class action lawsuits, administrative enforcement actions, and civil and criminal liabilities. While compliance with such requirements is at times complicated by our novel business model, we believe we are in substantial compliance with these rules and regulations. These rules and regulations are subject to continuous change, however, and a material change could have an adverse effect on our compliance efforts and ability to operate.
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
Personal Loan State and Federal Laws and Regulations
State Licensing Requirements. In most states we believe that WebBank, as originator of all Borrower Loans originated through our marketplace, satisfies any relevant licensing requirements with respect to the origination of such Borrower Loans. In addition, as needed, we seek licenses and/or authorizations of various types so that we may conduct activities such as servicing and marketing in all states and the District of Columbia, with the exceptions of Iowa, North Dakota, and West Virginia. We are subject to supervision and examination by the state regulatory authorities that administer these state lending laws. The licensing statutes vary from state to state and prescribe or impose different requirements, including: restrictions on loan origination and servicing practices, limits on finance charges and the type, amount and manner of charging fees; disclosure requirements; requirements that licensees submit to periodic examination; surety bond and minimum specified net worth requirements; periodic financial reporting requirements; notification requirements for changes in principal officers, stock ownership or corporate control; restrictions on advertising; and requirements that loan forms be submitted for review.
State Usury Laws. Section 521 of the Depository Institution Deregulation and Monetary Control Act of 1980 (12 U.S.C. § 1831d) (“DIDA”) and Section 85 of the National Bank Act (“NBA”) (12 U.S.C. § 85), federal case law interpreting the NBA such as Tiffany v. National Bank of Missouri and Marquette National Bank of Minneapolis v. First Omaha Service Corporation, and FDIC advisory opinion 92-47 permit FDIC-insured depository institutions, such as WebBank, to “export” the interest rate permitted under the laws of the state where the loan is made. WebBank is located in Utah, and Title 70C of the Utah Code does not limit the amount of fees or interest that may be charged by WebBank on loans of the type offered through our marketplace. Iowa and Puerto Rico have opted out of the exportation regime under Section 525 of DIDA and we do not operate in either jurisdiction. In June 2023, Colorado enacted a DIDA opt-out law which went into effect on July 1, 2024. On June 18, 2024, a federal court granted a preliminary injunction to halt enforcement of the Colorado DIDA law with respect to loans made by state-charted banks located out of Colorado to the extent those banks are members of one of the trade associations which brought the suit. Colorado appealed the decision to the U.S. Court of Appeals for the Tenth Circuit. On November 10, 2025, the U.S. Court of Appeals for the Tenth Circuit reversed the district court’s decision, holding that a loan is “made” for purposes of the opt-out provision in Section 525 of DIDA in both the state where the bank is located and the borrower’s state. On December 9, 2025, the plaintiff trade associations filed a Petition for Rehearing En Banc (the “En Banc Petition”). The En Banc Petition was supported by four briefs filed by amicus curiae, including one on behalf of the American Bankers Association, the Bank Policy Institute, and 52 State Bankers’ Associations; one on behalf of the FDIC, one of behalf of the OCC, and one of behalf of Utah and 19 other states. While there can be no assurances as to the outcome of this litigation with Colorado, we believe that judicial interpretations support the view that DIDA opt outs only apply to loans “made” in the opted-out states.
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
We had separately been in discussions with the Colorado Administrator during the Marlette and Avant litigation regarding certain terms of Borrower Loans offered through the personal loan marketplace to Colorado residents. Effective as of July 30, 2019, we and the Administrator entered into a stipulation (the “Stipulation”) to allow loans to continue to be offered through the personal loan marketplace to Colorado residents, subject to certain financing charge and late fee restrictions during the period that the Stipulation is in effect with respect to acquired loans, but excluding loans retained by WebBank or sold to a state-chartered, FDIC-insured bank or a federally-chartered bank. Effective as of February 6, 2024, we entered into a Stipulation and Final Agency Order (“FAO”) pursuant to which Prosper agreed to continue during the term of the FAO to be subject to such financing charge and late fee restrictions set forth in the Stipulation. The FAO expired on July 1, 2024 pursuant to its terms.
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) created many new restrictions and an expanded framework of regulatory oversight for the financial services industry. Among other things, the Dodd-Frank Act centralized responsibility for consumer financial protections by creating the Consumer Financial Protection Bureau (the “CFPB”), which has broad authority to write regulations under federal consumer financial protection laws, such as the Truth-in Lending Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, and the Fair Debt Collection Practices Act, and to enforce those laws against and examine financial institutions, such as our issuing banks, for compliance. The CFPB is authorized to prevent “unfair, deceptive or abusive acts or practices” through its regulatory, supervisory and enforcement authority. We are subject to the CFPB’s jurisdiction, including its enforcement authority and may become subject to their supervisory authority, as a servicer and acquirer of consumer credit. The CFPB may request reports concerning our organization, business conduct, markets and activities, and also conduct on-site examinations of our business on a periodic basis. In February 2025, the CFPB issued orders to suspend operations and cease activity including, among other things, supervision and examination activity and litigation proceedings. These orders have been challenged in a federal lawsuit currently pending before the United States Court of Appeals for the District of Columbia. While there can be no assurances as to the possible impact of the CFPB orders or the various lawsuits challenging those orders, we believe that we are in substantial compliance with the rules and regulations issued by the CFPB prior to the issuance of the orders.
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
Fair Credit Reporting Act. The federal Fair Credit Reporting Act (“FCRA”) and its implementing regulations, including Regulation V, promote the accuracy, fairness and privacy of information in the files of consumer reporting agencies. FCRA requires a permissible purpose to obtain a consumer credit report, and requires persons to report loan payment information to credit bureaus accurately. FCRA also imposes disclosure requirements on creditors who take adverse action on credit applications based on information contained in a credit report. WebBank and we have a permissible purpose for obtaining credit reports on potential borrowers and WebBank and we also obtain explicit consent from borrowers to obtain such reports. As the servicer for the Borrower Loans, we have systems in place to report Borrower Loan payment and delinquency information to appropriate reporting agencies. We provide an adverse action notice to a rejected borrower on WebBank’s behalf at the time the borrower is rejected that includes all the required disclosures. We have also implemented an identity theft prevention program as required by law.
Fair Debt Collection Practices Act. The federal Fair Debt Collection Practices Act (“FDCPA”) and its implementing regulation, Regulation F, provide guidelines and limitations on the conduct of third-party debt collectors in connection with the collection of consumer debts. The FDCPA limits certain communications with third parties, imposes notice and debt validation requirements, and prohibits threatening, harassing or abusive conduct in the course of debt collection. We are not a “debt collector” under the FDCPA, through an exception to the definition of a debt collector as a person who regularly collects or attempts to collect, directly or indirectly, debts owed or due, or asserted to be owed or due, to another. The CFPB retained the statute’s “debt collector” definition, and associated exceptions, in its November 2020 final rules implementing the FDCPA. As the servicer for Borrower Loans originated by WebBank and owned by investors, we are not a debt collector based on our facilitation of loans in the origination process and/or its servicing of the Borrower Loans after the time of origination and prior to any default. While the FDCPA applies to third-party debt collectors, debt collection laws of certain states impose similar requirements on creditors who collect their own debts. Our agreement with our investors prohibits investors from attempting to collect directly on the Borrower Loan. We use our internal collection team and professional external debt collection agents to collect delinquent accounts in compliance with applicable law.
Servicemembers Civil Relief Act. The federal Servicemembers Civil Relief Act (“SCRA”) allows military members to suspend or postpone certain civil obligations so that the military member can devote their full attention to military duties. The

SCRA, as well as certain state laws with similar protections for military members, require us to adjust the interest rate of borrowers who qualify for and request relief. If a borrower with an outstanding Borrower Loan qualifies for protection under the SCRA or similar state laws, we will reduce the interest rate on the Borrower Loan to 6% for the duration of the borrower’s active duty. During this period, the investors who have invested in such Borrower Loan will not receive the difference between 6% and the Borrower Loan’s original interest rate. For a borrower to obtain an interest rate reduction on a Borrower Loan due to military service, we require the borrower to provide written documentation of active duty. We do not take military service into account in assigning Prosper Ratings to borrower loan requests and we do not disclose the military status of borrowers to investors.
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
Other Lending Regulations. We are subject to and seek to comply with other state and federal laws and regulations applicable to consumer lending, including additional requirements relating to loan disclosure, credit discrimination, credit reporting, debt collection and unfair, deceptive or abusive business practices. These laws and regulations may be enforced by state consumer credit regulatory agencies, state attorneys general, the CFPB, and private litigants, among others. Given our novel business model and the subjective nature of some of these laws and regulations, particularly laws regulating unfair, deceptive or abusive business practices, we may become subject to regulatory scrutiny or legal challenge with respect to our compliance with these requirements.
Electronic Funds Transfer Act. The federal Electronic Fund Transfer Act (“EFTA”) and Regulation E, which implements the EFTA, provide guidelines and restrictions on the electronic transfer of funds from consumers’ bank accounts. In addition, transfers performed by ACH electronic transfers are subject to detailed timing and notification rules and guidelines administered by the National Automated Clearinghouse Association (“NACHA”). Most transfers of funds in connection with the origination and repayment of the Borrower Loans are performed by ACH. We obtain necessary electronic authorization from borrowers and investors for such transfers in compliance with such rules. Transfers of funds through our marketplace are currently executed by Wells Fargo and conform to the EFTA, its regulations and NACHA guidelines.
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
Privacy and Data Security Laws. The federal Gramm-Leach-Bliley Act (“GLBA”) places requirements on the collection and limits the disclosure of nonpublic personal information about a consumer to nonaffiliated third parties and requires financial institutions to disclose certain privacy policies and practices with respect to information sharing with affiliated and nonaffiliated entities as well as to safeguard personal customer information. Many states have passed or are in the process of passing consumer privacy and data protection laws. Most of these state privacy laws exempt entities subject to GLBA. However, there are a few state privacy laws that exempt data subject to GLBA (“Non-exempt Personal Information”), and thus any consumer data not subject to GLBA are subject to these state privacy laws. As of December 31, 2025, the California Consumer Privacy Act (“CCPA”), Oregon Consumer Privacy Act (“OCPA”), Minnesota Consumer Data Privacy Act (“MNCDPA”) and Montana Consumer Data Privacy Act (“MTCDPA”) apply to consumer data not subject to the GLBA. The CCPA, OCPA, MNCDPA and MTCDPA provide consumers in these states with rights to know about the use, to request deletion and correction, and to opt out of the sale of their Non-exempt Personal Information by businesses that are a certain size, have processed a certain number of residents’ personal information or that generate a portion of their revenue by selling personal information. In turn, these state privacy laws require subject businesses to notify consumers of their data collection practices and to implement procedures for timely responding to consumer requests submitted in exercise of their rights available under the statute. We maintain a detailed privacy notice that is accessible from our website and is designed to comply with applicable privacy laws.

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
Credit Card State and Federal Laws and Regulations
The Credit Card product operates under a similar bank partnership model as our personal loan marketplace, whereby through the application of Section 521 of DIDA, Section 85 of the NBA, and federal case law, Coastal may “export” the interest rate permitted under the laws of the State of Washington, where Coastal is located, regardless of the usury limitations imposed by the state law of the cardholder’s state of residence unless the state has chosen to opt out of the exportation regime. Federal and state privacy and data security laws, such as the GLBA, CCPA, OCPA, MNCDPA, and the MTCDPA also apply to the Credit Card product.
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
Risks related to PFL, PMI, our credit card product, and our operation of the personal loan marketplace

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
•Any significant disruption in service in our marketplace or in PMI’s computer systems could adversely affect PMI’s ability to perform its obligations under the Administration Agreement. We have experienced, and may experience in the future, unauthorized access to our systems. If the security of PFL’s investors’ and borrowers’ confidential information stored in our systems is compromised, users’ secure information may be stolen, account funds and security could be impacted, our reputations may be harmed; and we may be exposed to liability.
•A rising rate of inflation or an increase in interest rates could materially and adversely impact our personal loan marketplace, our Credit Card program, and our investments in Borrower Loans.

Risks related to compliance and regulation

•Our marketplace represents a novel approach to borrowing and investing that may fail to comply with federal and state securities laws, borrower protection laws and the state counterparts to such consumer protection laws. Borrowers may dispute the enforceability of their obligations under borrower or consumer protection laws after collection actions have commenced, or otherwise seek damages under these laws. Investors may attempt to rescind their Note purchases under securities laws. Regulatory agencies and their state counterparts may investigate our compliance with these regulatory obligations, and may take enforcement action with respect to alleged law violations. There continues to be uncertainty as to how the actions of the Consumer Financial Protection Bureau, state regulators, or any new agency could impact our business or that of our issuing bank. If our marketplace were found to violate a state’s usury laws, we may have to alter our business model and our business could be harmed. If one or both of PMI and PFL is required to register under the Investment Company Act or the Investment Advisers Act, our ability to conduct business could be materially adversely affected. Several lawsuits have sought to recharacterize certain loan marketers and other originators as lenders. If litigation or a regulatory enforcement action on similar theories were successful against one or both of PMI and PFL, Borrower Loans originated through our marketplace could be subject to state usury laws, consumer protection laws and licensing requirements.
•We rely on agreements with WebBank, pursuant to which WebBank originates loans to qualified borrowers on a uniform basis throughout the United States and sells and assigns those loans to PFL. If our relationship with WebBank were to end, we may need to rely on individual state lending licenses to originate Borrower Loans.
•PMI's administration of Quick Invest under its previous offering and PFL’s administration of Quick Invest, Recurring Order, and Auto Invest under its current offering, could create additional liability for PFL and such liability could be material.

Risks related to borrower loans and investing in notes on the retail channel

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
•Investors who use the Recurring Order (formerly known as Recurring Investment) or Auto Invest tools may face additional risk of funding Borrower Loans that have been erroneously selected by the tool.
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
Recent Developments
Home Equity
In December 2025, we made the strategic decision to discontinue offering Home Equity products and allocate our resources to our Personal Loan and Credit Card products.
New Credit Agreement
In November 2025, we executed a Credit Agreement with a third-party financial institution which provides for a $75.0 million senior unsecured credit facility (“2025 Term Loan”) which will mature in November 2030. We used the proceeds of the 2025 Term Loan to fully repay the outstanding balance of approximately $68.4 million under our prior $75.0 million senior secured credit facility (the “2022 Term Loan”). Please refer to Note 11 of the accompanying consolidated financial statements for further details on the Credit Agreement and 2022 and 2025 Term Loans.
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
RISKS RELATED TO PFL, PMI, OUR CREDIT CARD PRODUCT, AND OUR OPERATION OF THE PERSONAL LOAN MARKETPLACE
We have incurred operating losses in prior years and may continue to incur net losses in the future.
We have incurred operating losses in prior years, including 2025, and may continue to incur net losses in the future. We have financed our operations to date primarily with proceeds from the sale of equity securities. In addition, we borrowed $75.0 million under the 2025 Term Loan, the proceeds of which were used to fully repay the balance from the 2022 Term Loan. PMI is dependent upon raising additional capital or debt financing to fund its current operating plan if it cannot generate sufficient positive cash flow from operations. PMI’s failure to achieve positive cash flow from operations or obtain additional debt and equity financing could adversely affect PMI’s ability to perform its obligations under the Administration Agreement.
The Term Loan, and any additional indebtedness we incur in the future, could adversely affect our business and financial results.
In November 2025, PMI entered into the 2025 Term Loan which provides for $75.0 million in debt financing that matures in November 2030. PMI used the proceeds from the 2025 Term Loan to fully repay the outstanding balance of approximately $68.4 million under the 2022 Term Loan.

Our ability to repay the 2025 Term Loan when due, and to fund our business, operations and planned capital expenditures will depend on our ability to pay with available cash or generate cash in the future. Repayment of the 2025 Term Loan, and any additional indebtedness we may incur in the future, could require us to divert funds identified for other purposes to service the 2025 Term Loan. If we cannot generate sufficient cash flow from our operations to service the Term Loan, we may need to amend the 2025 Term Loan, refinance the 2025 Term Loan, dispose of assets, or issue additional equity to obtain the necessary funds. If required to do so, we may be unable to take any of these actions on a timely basis, on terms satisfactory to us or at all.
In addition, the 2025 Term Loan contains financial covenants, including a minimum tangible net worth covenant, minimum net liquidity covenant, and maximum leverage ratio, together with other customary affirmative and negative covenants and events of default. Maintaining compliance with these covenants may require us to amend the 2025 Term Loan, divert funds intended for other uses and limit our flexibility to take certain actions.
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
A relatively small number of investors provide the funding for a large percentage of all Borrower Loans originated through our marketplace. In the year ended December 31, 2025, the largest party purchased a total of 21.0% of the Borrower Loans originated through our marketplace. If these investors cease or significantly decrease their investment in Borrower Loans through our personal loan marketplace and PFL is unable to attract sufficient investor purchase commitments from new and existing investors, then our business and results of operations may be adversely affected.
Our business could be adversely affected by a weakening market for securities backed by consumer assets.
PFL is involved in the securitization market through: (i) its business of selling loans to investors who, in turn, sell asset backed securities based on new Borrower Loans to be originated through Prosper’s marketplace or accumulated loan portfolios and (ii) securitization of loans retained by affiliates of PFL. If the market for asset backed securities based on consumer assets weakens, investors may cease or significantly decrease their funding of Borrower Loans through our marketplace and if PFL has been unable to attract sufficient investor purchase commitments from new and existing investors, then our business and results of operations may be adversely affected.

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
Our investment in the growth and expansion of the Credit Card product requires us to allocate significant resources and develop detailed knowledge around supporting the product, including in marketing, servicing and collections. Our Credit Card product also faces intense competition from other new market entrants or business expansion from established companies which may have more experience and resources operating a comparable product. There is no guarantee that we will generate sufficient revenue to recoup the continued investment of resources into the operation of the Credit Card product or that we will develop the required expertise to support the product, and the operation of the Credit Card product may also divert management’s time and effort from other initiatives.
We are responsible for verified fraud losses and most straight chargeoffs across the Credit Card portfolio and for credit losses on Credit Card accounts allocated to us. As a result, any failure to accurately capture credit and market risks could have a negative impact on our business, operating results and financial condition.
The performance of the Credit Card product is significantly dependent on the ability of the application process and credit risk models we use for the Credit Card product to prevent fraud, evaluate an applicant’s credit profile, and determine the likelihood of default. There is no assurance that our Credit Card application process and credit risk models can accurately verify Credit Card applicants and predict repayment and loss profiles. Pursuant to our program agreement with Coastal, we are responsible for verified fraud losses and most straight charge-offs across the entire Credit Card portfolio and for credit losses for substantially all of the Credit Card accounts. If our application process and risk models do not accurately prevent fraud or reflect credit risk on the Credit Card product, greater than expected losses may result and our business, operating results and financial condition could be materially and adversely affected. For more information about credit losses for the Credit Card portfolio during the year ended December 31, 2025, please see Note 5, Credit Card, of the consolidated financial statements.
Our Credit Card product is also currently focused on higher risk borrowers, who may have higher exposure to economic downturns and general economic conditions beyond our control and beyond the control of these borrowers. The risk of exposure faced by these borrowers may be even higher if there is a change in market conditions, such as a rising rate of inflation or an increase in interest rates. See “A rising rate of inflation or an increase in interest rates could materially and adversely impact our personal loan marketplace, our Credit Card program, and our investments in Borrower Loans” for more information about such market conditions.
The Credit Card Product is not available on our personal loan marketplace for investment purposes.
We rely on our program agreement with Coastal to offer our Credit Card product. If our relationship with Coastal were to end, the ability to continue to offer our Credit Card product would be affected, which could affect our financial and business results.
We offer our Credit Card product to eligible consumers through a program agreement with Coastal, our bank partner for the Credit Card product. If our relationship with Coastal were to end or if Coastal were to cease operations, our ability to continue to offer and to fund our Credit Card product through Coastal’s balance sheet would be affected. In such an event, one or both of PMI and PFL would need to either partner with a different bank or rely on individual state lending licenses (to the extent necessary) to continue to offer the Credit Card product. Because neither of PMI or PFL currently possess all required licenses to offer the Credit Card product in every state, we might be forced to limit the rates of interest charged on the Credit Card product in some states and might not be able to offer the Credit Card in certain states altogether. If we partner with a new bank, issuance and servicing of the Credit Card product could be disrupted and delayed as we transition to a different bank partner. We also may face increased costs and compliance burdens if the program agreement with Coastal is terminated.
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
The consumer lending market is competitive and rapidly changing. With the introduction of new technologies, including the use of artificial intelligence, and the influx of new entrants, we expect competition to persist and intensify in the future, which could harm our ability to increase volume in our marketplace.
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
Many of our current or potential competitors have significantly more financial, technical, marketing and other resources than we do and may be able to devote greater resources to the development, promotion, sale and support of their marketplaces and distribution channels. Our potential competitors may also have longer operating histories, more extensive customer bases, greater brand recognition and broader customer relationships than we have. These competitors may be better able to develop new products, to respond quickly to or adopt new technologies and to undertake more extensive marketing campaigns. Our industry is driven by constant innovation. If we are unable to compete with such companies and meet the need for innovation, the use of our marketplace could stagnate or substantially decline.
If we fail to promote and maintain our brand in a cost-effective manner, we may lose market share and our revenue may decrease.
To succeed, we must increase transaction volumes in our marketplace by attracting a large number of borrowers and investors in a cost-effective manner. If we are not able to attract qualified borrowers and sufficient investor purchase commitments, we will not be able to increase our transaction volumes. We believe that developing and maintaining awareness of our brand in a cost-effective manner is critical to achieving widespread acceptance of our marketplace and attracting new borrower and investors. Furthermore, we believe that the importance of brand recognition will increase as competition in our industry increases. Successful promotion of our brand will depend largely on the effectiveness of marketing efforts, the user experience on our marketplace and our ability to maintain and defend a differentiated brand identity. These brand promotion activities may not yield increased revenues. If we fail to successfully promote, defend, and maintain our brand, including through enforcement actions against infringement of our trademark assets, we may lose our existing users to competitors or be unable to attract new users, which would cause our revenue to decrease and may impair our ability to maintain our marketplace.
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
We have experienced, and may experience in the future, unauthorized access to our systems. If the security of PFL’s investors’ and borrowers’ confidential information stored in our systems is compromised, users’ secure information may be stolen, account funds and security could be impacted, our reputations may be harmed, and we may be exposed to liability.
We and our third-party vendors may experience, and occasionally have experienced, cyber-attacks, system breaches and other similar incidents. For example, as previously disclosed in Prosper’s Form 8-K filed with the SEC on September 17, 2025, an unauthorized third party gained access to the Company’s systems that contain proprietary, confidential, and personal information (the “September Incident”). There is evidence that the unauthorized third party was able to obtain confidential, proprietary and personal information, including Social Security numbers. There is no evidence of unauthorized access to customer accounts and funds as a result of the September Incident, and the Company’s customer-facing operations continued uninterrupted. To-date, these incidents have not had a material effect on our business or operations. However, we continue to face various risks related to the September Incident, including litigation and potential fines, regulatory scrutiny and investigations, reputational harm, changes in customer behavior, and an increase in the cost to the Company of our insurance policy covering cybersecurity incidents.

Additionally, other attacks may occur in the future. Our marketplace stores PFL’s investors’ and borrowers’ bank information and other personally-identifiable sensitive data. Any accidental or intentional security breaches or other unauthorized access could impair our operations, or cause users’ information or funds to be stolen and used for improper or criminal purposes. Security breaches or unauthorized access to information could also expose us to liability, including for the loss of the information, time-consuming and expensive responsive actions, and litigation (including statutory penalties under certain legal regimes) and cause negative publicity or harm to our reputation. If security measures are compromised because of third-party action, employee or contractor error, malfeasance, faulty password management or otherwise, or if design flaws in the relevant software are exposed and exploited, and, as a result, a third party or disaffected employee obtains unauthorized access to any investors’ or borrowers’ data, PFL’s relationships with its users and third party partners and stakeholders could be severely damaged, and PFL (or PMI) could incur significant liability. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until they are launched against a target, we and PMI’s service providers may be unable to anticipate these techniques or to effectuate adequate measures to prevent, detect, or investigate cyber attacks. In addition, many states and federal agencies have enacted laws or rules requiring companies to notify individuals of data security breaches involving their personal data. These mandatory disclosures regarding a security breach are costly to implement and often lead to widespread negative publicity, which may cause our users to lose confidence in the effectiveness of PFL’s and PMI's data security measures. Any security breach, whether actual or perceived, would harm our reputations, and we could lose users. Although we maintain insurance coverage, it may be insufficient to protect us against all losses and costs stemming from security breaches, cyberattacks, and other types of unlawful activity, or any resulting disruptions or data theft and loss from such events.

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
PMI's ability to perform its obligations under the Administration Agreement could be materially and adversely affected by events outside of its control. The satisfactory performance, reliability and availability of PMI's technology and its underlying network infrastructure are important to our respective operations, level of customer service, reputation and ability to attract new users and retain existing users. PMI's loan platform and internal systems are hosted in Google Cloud Platform (“GCP”). GCP does not guarantee that access to our marketplace or to PMI's own systems will be uninterrupted, error-free or secure. The operation of our marketplace and PMI's operation of its own systems depends on GCP's ability to protect their infrastructure against damage or interruption from natural disasters, power or telecommunications failures, service outages, hardware/software failures, network disruptions, cyber-attacks, and similar events. If our cloud service agreement with Google were terminated, or if there were significant service disruptions within the GCP environment, PMI could experience interruptions in providing its services under the Administration Agreement, PFL could experience interruptions in the operations of our marketplace, and both could experience delays and additional expense in arranging alternative cloud infrastructure. Any interruptions or delays in PMI’s performance of its services or in the functioning of and accessibility of our marketplace, whether as a result of GCP service issues, PMI's configuration errors, natural disasters or security breaches, whether accidental or willful, could harm PFL’s relationships with users and its reputation. Additionally, in the event of damage or interruption, PMI's insurance policies may not be sufficient for PMI to adequately compensate PFL for any losses that it may incur. PMI's disaster recovery plan has also not been tested under actual disaster conditions. These factors could prevent PMI from processing or posting payments on the Borrower Loans or the Notes, damage PFL's brand and reputation, divert the attention of PMI's employees, reduce PFL's revenue, subject PMI or PFL to liability and cause users to abandon our marketplace, any of which could adversely affect our respective businesses, financial condition and results of operations.
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

The legal and regulatory environment relating to AI is uncertain and rapidly evolving and includes regulatory schemes targeted specifically at AI and machine learning, as well as provisions in intellectual property, privacy, consumer protection, employment, and other laws applicable to the use of AI. There is a significant amount of new and proposed legislation at the state and federal levels addressing the use and development of AI, including an executive order which became effective December 11, 2025, and which may affect state legislation and authority over AI. The use of AI and machine learning in the development of our credit risk models may heighten the risk of legal and regulatory scrutiny and may require us to demonstrate compliance with applicable legislation, which may be difficult, costly, or impractical to demonstrate or explain given the complexity of our models. These laws and regulations could require changes in our use and implementation of AI and machine learning technology, including in our credit risk models, and increase our compliance costs and the risk of non-compliance. While we have policies governing the development of our credit risk models, the use of generative AI by our employees, and a process for approving vendors that use AI technology, there is no guarantee that such policies will protect us from potential liability relating to our adoption or use of AI technologies and vendors that use AI technology. Any of these risks could expose us to liability or adverse legal or regulatory consequences and harm our reputation and the public perception of our business or the effectiveness of our security measures.
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
PMI may enter into, or become a party to, an acquisition that may be difficult to integrate, fail to achieve our strategic objectives, disrupt our business or divert management attention.

PMI may enter into, or become a party to, an acquisition of its or a third party’s businesses, technologies and products intended to complement its or a third party’s existing business, solutions, services and technologies. PMI cannot provide assurance that any such acquisition will provide it with the benefits or achieve the results anticipated in entering into the transaction. Acquisitions are typically accompanied by a number of risks, including: difficulties assimilating and retaining management and other personnel, culture and operations of the acquirer or acquired businesses; potential disruption of ongoing business and distraction of management; difficulties in maintaining acceptable standards, controls, procedures and policies, including integrating financial reporting and operating systems between businesses, particularly with respect to foreign and/or public subsidiaries; potential loss of existing or acquired strategic operating partners, users and customers following an acquisition; difficulties in integrating technologies and products into our or a third party’s solutions and services; and unexpected costs and expenses resulting from the acquisition, and potential unknown liabilities associated with a third party’s business.
PMI may enter into negotiations for acquisitions that are not ultimately consummated. Those negotiations could result in diversion of management time and significant out-of-pocket costs. If PMI fails to evaluate and enter acquisitions successfully, PMI may not be able to achieve its anticipated level of growth and its business and operating results could be adversely affected.
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
Our business is subject to the risk that external events, such as economic downturns, public health emergencies, natural disasters, or other catastrophic events, could disrupt our day-to-day operations and impair the activities of borrowers and investors on our marketplace. Unforeseen events, or the prospect of such events, including acts of war, terrorism and other international conflicts, public health issues including health epidemics or pandemics, and natural disasters such as fires, hurricanes, earthquakes, tornados or other adverse weather and climate conditions, whether occurring in the United States or elsewhere, could disrupt our operations, disrupt the operations of our vendors or result in political or economic instability. These events could reduce demand for our products or make it difficult or impossible to receive services from our vendors. Any such disruption could also damage our reputation, which could further lower investor or borrower demand for our products. We could also be subject to claims or litigation with respect to losses caused by such disruptions. Our property and business interruption insurance may not cover a particular event at all or be sufficient to fully cover our losses.
Additionally, a potential recession or volatility in capital markets may cause existing investors to cease or significantly decrease their investment in Borrower Loans through our marketplace. For existing borrowers, any resulting work slowdowns or stoppages may directly result in the inability to make loan payments, and may impair investors’ ability to receive principal and interest payments on the corresponding Notes. If such events continued for an extended period of time and PFL is unable to attract sufficient investor purchase commitments from new and existing investors, our business and results of operations may be materially adversely affected.
A rising rate of inflation or an increase in interest rates could materially and adversely impact our personal loan marketplace, our Credit Card program, and our investments in Borrower Loans.
Although the rate of inflation and interest rates decreased during 2025, various economic factors resulted in a significant increase in inflation and interest rates in 2022 through 2023. If the rate of inflation or interest rates increase again, such increases could have a negative impact on our personal loan marketplace by decreasing the ability of borrowers to repay their current loan obligations on Borrower Loans, decreasing the ability of borrowers under our Credit Card program to repay the obligations on their Credit Card, and reducing Borrower Loan origination volume. Borrowers could also be more likely to incur additional unsecured or secured debt in an effort to mitigate the effects of inflation or the increase in interest rates, which may further reduce their likelihood of repaying Borrower Loans. A rising rate of inflation or an increase in interest rates could also reduce investor demand for Borrower Loans, as investors may seek alternative investment options. See “Quantitative and

Qualitative Disclosures about Market Risk” for more information regarding the potential impact of the various market risks on our business.
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
•state statutes similar to the federal Fair Debt Collection Practices Act and Regulation F, which regulate debt collection practices by “debt collectors” and prohibit debt collectors from engaging in certain practices in collecting, and attempting to collect, outstanding consumer loans;
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
•the federal Gramm-Leach-Bliley Act, which includes requirements on financial institutions’ collection of nonpublic personal information about a consumer and limitation on disclosure of that nonpublic personal information about a consumer to nonaffiliated third parties, in certain circumstances requires financial institutions to limit the use and further disclosure of nonpublic personal information by nonaffiliated third parties to whom they disclose such information and requires financial institutions to disclose certain privacy policies and practices with respect to information sharing with affiliated and nonaffiliated entities as well as to safeguard personal customer information, and other privacy laws and regulations;
•state consumer privacy and data protection laws, including the California Consumer Privacy Act and Oregon Consumer Privacy Act, Minnesota Consumer Data Privacy Act, and Montana Consumer Data Privacy Act, which provide consumers in these states with extensive rights to know about the use, to request deletion and correction, and to opt out of the sale of their Non-Exempt Personal Information by certain businesses, and which obligates such businesses to notify consumers of their data collection practices and to implement procedures for addressing consumer requests regarding their personal data;
•the Bankruptcy Code, which limits the extent to which creditors may seek to enforce debts against parties who have filed for bankruptcy protection;
•the federal Servicemembers Civil Relief Act, which allows military members to suspend or postpone certain civil obligations so that the military member can devote their full attention to military duties and grants certain protections to military members while serving on active duty;
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
Several significant administrative law cases were decided by the U.S. Supreme Court in 2024, most notably Loper Bright Enterprises v. Raimondo. In Loper Bright, the U.S. Supreme Court held that the U.S. Administrative Procedure Act requires that courts exercise their independent judgment when deciding whether a federal agency has acted within its statutory authority and are not required to defer to an agency interpretation solely because a statute is ambiguous. These decisions may result in additional legal challenges to regulations and guidance issued by federal regulatory agencies on which we rely. In addition, the recent changes in U.S. legislative and executive branches could lead to potentially significant changes to the existence, priorities, scope, practices and/or staffing levels of various regulatory agencies. For example, in February 2025, the Trump administration directed the CFPB to, among other things, suspend rule implementations and cease supervisory activities. This directive is the subject of litigation currently pending before the United States Court of Appeals for the District of Columbia and the CFPB has transferred its enforcement actions, appellate cases, and litigation to the United States Department of Justice. Uncertainty remains with regard to the scope, priorities and activities of the CFPB and other regulatory agencies.
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
There continues to be uncertainty as to how the actions of the Consumer Financial Protection Bureau, state regulators, or any new agency could impact our business or that of our issuing bank.
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
There continues to be uncertainty as to how the CFPB's strategies and priorities, including in both its examination and enforcement processes, will impact our businesses and our results of operations going forward. Actions by the CFPB could result in requirements to alter or cease offering affected loan products and services, making them less attractive and restricting our ability to offer them. In February 2025, the CFPB issued orders to suspend operations and cease activity including, among other things, supervision and examination activity and litigation proceedings. These orders have been challenged in a federal lawsuit currently pending before the United States Court of Appeals for the District of Columbia and the CFPB has transferred its enforcement actions, appellate cases, and litigation to the United States Department of Justice. Uncertainty remains as to the possible impact of the CFPB orders, the various lawsuits challenging those orders, and the new enforcement priorities of the CFPB.

Although we have committed resources to enhancing our compliance programs, actions by the CFPB, state regulators, or other regulators against us, our issuing banks or our competitors that discourage the use of the marketplace model or suggest to consumers the desirability of other loan products or services could result in reputational harm and a loss of borrowers or investors. Our compliance costs and litigation exposure could increase materially if the CFPB, state regulators, or other regulators enact new regulations, change regulations that were previously adopted, modify, through supervision, enforcement, past regulatory guidance, or interpret existing regulations in a manner different or stricter than have been previously interpreted.
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
Where applicable, we seek to comply with state lending, servicing and similar statutes, and we continually evaluate our licensing needs. In U.S. jurisdictions with licensing or other requirements that we believe may be applicable to our marketplace, we have obtained necessary licenses or comply with the relevant requirements. Nevertheless, if we are found to not comply with applicable laws, or new laws are enacted that change the scope, applicability, or requirements of existing laws, or fail to meet financial or other state licensing requirements, we could lose one or more of our licenses or face other sanctions, which may have an adverse effect on our ability to continue to facilitate the origination of Borrower Loans through our marketplace, and on our ability to perform servicing obligations or make our marketplace available to borrowers in particular states, which may impair investors' ability to receive the payments of principal and interest on the Notes that they expect to receive.
If our marketplace were found to violate a state's usury laws, we may have to alter our business model and our business could be harmed.
If our marketplace were found to violate a state's usury laws, we may have to alter our business model and our business could be harmed. The interest rates that are charged to borrowers and that form the basis of payments to investors through our marketplace are based upon the ability under federal law of the issuing bank that originates the loan to export the interest rates of the state where it is located and on our ability to assist the bank in arranging such loans. WebBank, the bank that issues personal loans through our marketplace, exports the interest rates of Utah, which allows parties to generally agree by contract to any interest rate. As of December 31, 2025, the Borrower Loans carried interest rates that range from 6.00% to 33.00%, which equate to an effective interest rate for Note investors that range from 5.00% to 32.00%. Some states where borrowers are located, including Utah, have no statutory interest rate limitations on personal loans, while other jurisdictions have a maximum rate less than the current maximum rate offered by WebBank through our marketplace. If a borrower were to successfully bring claims against us for state usury or other state law violations, we could be subject to fines and penalties. Further, if the current structure under which WebBank makes personal loans through our marketplace were successfully challenged, we may have to substantially modify our business operations and may be required to maintain state-specific licenses and only provide a limited range of interest rates for Borrower Loans, all of which may substantially reduce our operating efficiency and attractiveness to investors and possibly result in a decline in our operating results. Recent litigation has successfully challenged lending arrangements in which banks or other exempt entities make loans and sell those loans to a third party charged with servicing the loans.
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
Several lawsuits have sought to recharacterize certain loan marketers and other originators as lenders. If litigation or a regulatory enforcement action on similar theories were successful against one or both of PMI and PFL, Borrower Loans originated through our marketplace could be subject to state usury laws, consumer protection laws and licensing requirements.
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
If one or both of PMI and PFL is required to register under the Investment Company Act, our ability to conduct business could be materially adversely affected.
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
If one or both of PMI and PFL is required to register under the Investment Advisers Act, our ability to conduct business could be materially adversely affected.
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
PMI's administration of Quick Invest under its previous offering and PFL’s administration of Recurring Order and Auto Invest under its current offering, could create additional liability for PFL and such liability could be material.
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
Recurring Order (formerly known as Recurring Investment) is an automated loan search tool that allows investors to easily invest in Notes that meet their specific investment criteria by automatically bidding any available funds in their account on Notes that match their selected parameters, in accordance with their specified instructions. An investor using Recurring Order is asked to indicate (i) the Prosper Rating or Ratings and term of the Notes they wish to use as search criteria, and (ii) the amount they wish to invest per Note. If they wish, the investor can further customize their investment criteria by applying one or more of several dozen additional search criteria, such as loan amount, debt-to-income ratio and credit score. The investor can also set aside a specific amount of their funds as a cash reserve that will not be invested by the Recurring Order tool. After the investor has entered and saved the parameters of their search, Recurring Order automatically (i) runs searches on the designated criteria as new listings are posted on the marketplace, and (ii) places bids on any Notes identified by each such search. Currently, the Recurring Order tool is available only through our website, and is not available through our mobile app, Prosper Invest.
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
Since the Notes purchased through Recurring Order, Auto Invest and Quick Invest are the same as Notes purchased manually, they present the same risks of non-payment as all Notes that may be purchased through our marketplace. For example, there is a risk that a Borrower Loan identified through Recurring Order, Auto Invest or Quick Invest may become delinquent or default, and that the estimated return or historical return (as applicable) for that loan individually, or the estimated return or historical return (as applicable) for the allocation target or the basket of Notes selected by Recurring Order, Auto Invest or Quick Invest as a whole, may not accurately reflect the actual return on such loan or Notes. If this were to occur, an investor who purchased a Note from PFL through Recurring Order, Auto Invest or Quick Invest could pursue a claim against PFL in connection with its representations regarding the performance of the Borrower Loans bid upon through Recurring Order, Auto Invest or Quick Invest, respectively. An investor could pursue such a claim under various anti-fraud theories under federal and state securities law.
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
RISKS RELATED TO BORROWER LOANS AND INVESTING IN NOTES ON THE RETAIL CHANNEL
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
The Prosper Rating assigned to a loan listing may not accurately reflect the risks of investing in the Notes, and is not a recommendation by us to purchase a Note. For example, the Prosper Rating for a listing could be inaccurate because the applicant’s credit report contained incorrect information. Similarly, although some of the information provided by applicants that is relevant to the Prosper Rating is verified by us before calculating the Prosper Rating, we do not verify all such information. For example, we do not verify the income or employment information on all applications. Further, the Prosper Rating does not reflect PFL’s credit risk as a debtor (such credit risk exists even though, as the debtor on the Notes, PFL’s only obligation is to pay to the Note holders their pro-rata shares of collections received on the related Borrower Loans net of applicable fees). In addition, no assurances can be provided that actual loss rates for the Notes will fall within the expected loss rates indicated by the Prosper Rating. The interest rates on the Notes might not adequately compensate Note investors for these additional risks.
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
Investors who use the Recurring Order or Auto Invest tools may face additional risk of funding Borrower Loans that have been erroneously selected by the tool.
Since it was first implemented in July 2011 through December 31, 2025, the Recurring Order tool has experienced programming errors that affected 8,630 Notes and PMI Notes out of the 14,457,511 Notes and PMI Notes purchased. The Auto Invest tool was first implemented on June 2, 2016. Since such time through December 31, 2025, the Auto Invest tool has experienced programming errors that affected 2 Notes out of the 24,011,708 Notes purchased.
In the event of any errors in Recurring Order or Auto Invest that cause an investor to purchase a Note from PFL that such investor would not otherwise have purchased or that differs materially from the Note such investor would have purchased had there been no error, PFL will either repurchase the Note, indemnify the investor against losses suffered on that Note or cure such error. See “Risk Factors—Risks Related to PFL and PMI, Our Marketplace and Our Ability to Service the Notes” for more information.
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
Borrower Loan loss rates may be significantly affected by economic downturns or general economic conditions beyond our control and beyond the control of individual borrowers. In particular, loss rates on Borrower Loans may increase due to factors such as prevailing interest rates, inflation, the rate of unemployment, the level of consumer confidence, residential real estate values, the value of the U.S. dollar, energy prices, changes in consumer spending, the number of personal bankruptcies, disruptions in the credit markets, natural disasters, pandemics, and other factors.
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
As of December 31, 2025, 216 Borrower Loans, with a total outstanding balance of $1.8 million are subject to the SCRA.
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
PFL is only obligated to repurchase Notes or indemnify holders of Notes in limited circumstances. These circumstances include if (i) a material payment default under the corresponding Borrower Loan occurs as a result of verifiable identify theft; (ii) we include a Prosper Rating in a listing that is different from the Prosper Rating we calculated, or we calculate the Prosper Rating incorrectly; or (iii) any errors in Quick Invest, Recurring Order, or Auto Invest cause an investor to purchase a Note from PFL that such investor would not otherwise have purchased or that differs materially from the Note, in which cases PFL also has the option to cure such error. PFL is not required to repurchase Notes or indemnify holders of Notes, however, if the Note holder’s investment is not realized in whole or in part due to fraud other than verified identity theft, or due to other false or inaccurate statements or omissions of fact in a listing, whether in credit data, borrower representations or similar indicia of borrower intent and ability to repay the loan. Further, PFL is under no obligation to repurchase a Note or indemnify any holder of Notes if a correctly determined Prosper Rating fails to accurately predict the actual losses on a Borrower Loan.
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
The Notes and PMI Management Rights will not be listed on any securities exchange and all Notes and PMI Management Rights must be held by registered Prosper investors. Further, no trading platform for the transfer of Notes exists and there can be no assurance a trading platform for the transfer of Notes will develop in the future. While we may, in our sole discretion, permit the establishment of a platform on which a secondary market may be made with respect to the Notes, there can be no assurance a trading platform for the Notes and PMI Management Rights will develop in the future. Therefore, Note purchasers must be prepared to hold their Notes and PMI Management Rights to maturity.
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
During the year ended December 31, 2025, we purchased $0.4 million in Notes for investment.
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
Risks from Cybersecurity Threats
For a description of the cybersecurity risks which could materially affect Prosper’s business strategy, results of operations, or financial condition, please refer to the following: (i) “Risk Factors—We have experienced, and may experience in the future, unauthorized access to our systems. If the security of PFL’s investors’ and borrowers’ confidential information stored in our systems is compromised, users’ secure information may be stolen, account funds and security could be impacted, our reputations may be harmed; and we may be exposed to liability,”; (ii) “Risk Factors—Any significant disruption in service in our marketplace or in PMI’s computer systems could adversely affect PMI’s ability to perform its obligations under the Administration Agreement,”; and (iii) “Risk Factors—Our marketplace may be vulnerable to malware, third-party software vulnerabilities, and similar disruptions.”
We and certain third-party vendors occasionally have experienced cyber-attacks, breaches of our and their systems and other similar incidents. For example, as previously disclosed in Prosper’s Form 8-K filed with the SEC on September 17, 2025, an unauthorized third party gained access to the Company’s systems that contain proprietary, confidential, and personal information (the “September Incident”). There is evidence that the unauthorized third party was able to obtain confidential, proprietary and personal information, including Social Security numbers. There is no evidence of unauthorized access to customer accounts and funds as a result of the September Incident, and the Company’s customer-facing operations continued uninterrupted. To-date, these incidents have not had a material effect on our business or operations. However, we continue to face various risks related to the September Incident, including litigation and potential fines, regulatory scrutiny and investigations, reputational harm, changes in customer behavior, and an increase in the cost to the Company of our insurance policy covering cybersecurity incidents.
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
The Board is informed of cybersecurity risks by our Chief Executive Officer (“CEO”) and General Counsel (“GC”), who are kept updated on an ongoing basis of cybersecurity risks through our Chief Technology Officer (“CTO”) and Head of Information Security (the “InfoSec Director”). Our CTO also meets with the Board on a quarterly basis to update the members regarding any information security and cybersecurity risks and threats to our systems. Additionally, Board members meet with our InfoSec Director once a year for training focused exclusively on our cybersecurity and information security program and risks.
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
ITEM 3. LEGAL PROCEEDINGS
As of March 20, 2026, multiple purported class-action lawsuits related to the September Incident have been filed against the Company. The federal lawsuits filed against Prosper have been consolidated into one proceeding, captioned In re: Prosper Funding, LLC Data Breach Litigation. Prosper is also subject to lawsuits filed in state courts and has received demands for mass and individual arbitrations. The Company may receive additional federal and state lawsuits and arbitration demands in the future. As these matters are still in their early stages, at this time, the Company is unable to predict the outcome of these matters and is unable to estimate the range of loss, if any, that could result from an unfavorable outcome. For more information on the September Incident, please see “Risk Factors—Risks Related to PFL and PMI, our Marketplace and our Ability to Service the Notes—We have experienced, and may experience in the future, unauthorized access to our systems. If the security of PFL’s investors’ and borrowers’ confidential information stored in our systems is compromised, users’ secure information may be stolen, account funds and security could be impacted, our reputations may be harmed, and we may be exposed to liability.”
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information; Holders of Record
There is no established public trading market for PMI's or PFL's common equity. As of December 31, 2025, there were approximately 498 holders of record of PMI’s common stock. As of December 31, 2025, PMI owns 100% of PFL's membership interests.
Dividend Policy
PMI has not paid cash dividends since inception and does not anticipate paying cash dividends in the foreseeable future.
Securities Authorized for Issuance Under Equity Compensation Plans
See Item 12 in Part III of this Annual Report for information about securities authorized for issuance under our equity compensation plans.
Recent Sales of Unregistered Securities
For the year ended December 31, 2025, PMI issued 737,326 shares of common stock upon the exercise of stock options at a weighted-average exercise price per share of $0.06. For the year ended December 31, 2024, PMI issued 540,055 shares of common stock upon the exercise of stock options at a weighted-average exercise price per share of $0.03. These securities were sold in reliance on the exemption from the registration requirements of the Securities Act set forth in Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder relative to sales by an issuer not involving a public offering.
On July 29, 2025, one warrant holder exercised warrants (the “Series F Warrants”) to purchase an aggregate of 51,614,124 shares of Series F Convertible Preferred Stock (the “Series F Shares”) at an exercise price of $0.01 per share for total cash proceeds of $0.5 million. The aggregate fair value of these warrants as of the date of the exercise was approximately $73.3 million, which was reclassified from Convertible Preferred Stock Warrant Liability to Convertible Preferred Stock on the date of exercise.

The Series F Warrants and Series F Shares were issued in reliance on the exemption from the registration requirements of the Securities Act set forth in Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder relative to sales by an issuer not involving a public offering.

PFL – Information for this Item is not required for PFL because it meets the conditions set forth in General Instruction I(1) of Form 10-K; PFL is therefore filing this Form with the reduced disclosure format.
Issuer Purchases of Equity Securities
For the year ended December 31, 2025, we did not repurchase any common or preferred stock.
ITEM 6. [Reserved]
Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis of financial condition and results of operations, or MD&A, contains forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” in this Annual Report on Form 10-K for a discussion of the uncertainties, risks and assumptions associated with these statements. This discussion should be read in conjunction with historical financial statements and related notes thereto and the other disclosures contained elsewhere in this Annual Report on Form 10-K. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those included in the “Risk Factors” section and elsewhere in this Annual Report on Form 10-K. This section of this Form 10-K generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. For discussions related to 2023 items and year-to-year comparisons between 2024 and 2023, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K for the year ended December 31, 2024.
PROSPER MARKETPLACE, INC.
Overview
Our vision is to transform lives by providing affordable financial solutions through the simplest and most trusted platform. We currently offer access to two primary lending products, each of which supports our vision: (i) unsecured Personal Loans through a personal loan marketplace which connects eligible consumer borrowers with individual and institutional investors, and (ii) a Credit Card product available to eligible borrowers. Historically, we have offered access to Home Equity lending products as well, but we made the strategic decision to discontinue offering Home Equity products in December 2025.
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
For the year ended December 31, 2025, our Personal Loan marketplace facilitated $2.7 billion in Borrower Loan originations, of which $2.5 billion were funded through our Whole Loan Channel, representing 94% of the total Borrower Loans originated through our marketplace during this period. For the quarter ended December 31, 2025, our marketplace facilitated $696.3 million in Borrower Loan originations, of which $659.3 million were originated through our Whole Loan Channel, representing 95% of the total Borrower Loans originated through our marketplace during this period. From inception through December 31, 2025 our marketplace has facilitated $30.5 billion in Borrower Loan originations, of which $27.6 billion were funded through our Whole Loan Channel, representing 90% of the total Borrower Loans originated through our marketplace during this period.
We believe our Credit Card product provides consumers working to build their credit profile with affordable access to the credit they need, when they need it, as well as tools and resources to help them stay on track with their personal finances. As with the Personal Loan product, we manage the credit risk associated with our Credit Card borrowers through a combination of public and proprietary data. From the launch of the Credit Card product through December 31, 2025, approximately 532,000 Credit Card accounts have been booked through our platform, and borrowers have spent $1.3 billion on their Prosper Credit Cards.
As a company that operates a credit marketplace, and offers a Credit Card product, our customers may be highly susceptible to uncertainties and negative trends, real or perceived, in the markets driven by, among other factors, general economic conditions in the United States and abroad. These external economic conditions and resulting trends or uncertainties could adversely impact our customers’ ability or desire to participate in our Personal Loan marketplace, as borrowers or investors, or maintain compliance with the repayment terms on a Prosper Credit Card. Consequently, our business and results of operations could be negatively affected.

Key Operating and Financial Metrics (in thousands)
The following table displays our key operating and financial metrics for the years ended December 31, 2025, 2024 and 2023:

	Years Ended December 31,
	2025	2024	2023
Personal Loan Originations	$2,662,264	$2,243,346	$2,164,079
Transaction Fees, Net	$233,385	$193,588	$127,838
Personal Loan Serviced Portfolio (1)	$4,100,938	$3,805,480	$3,831,896
Whole Loans Outstanding (1)	$3,847,352	$3,508,181	$3,491,788
Prosper Credit Card Portfolio (1) (2)	$420,466	$394,416	$286,284
Servicing Fees, Net	$30,853	$23,026	$15,364
Total Net Revenues	$212,549	$173,355	$137,700
Net Loss	$(35,702)	$(54,079)	$(106,462)
Adjusted Net Revenue (3)	$212,570	$175,474	$142,209
Adjusted EBITDA (3)	$29,414	$17,061	$(30,628)
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

Personal Loan Originations
From inception of the Company through December 31, 2025, a total of 2,370,714 Borrower Loans, totaling $30.5 billion, were originated through our marketplace.
For the year ended December 31, 2025, 165,037 Borrower Loans totaling $2.7 billion were originated through our marketplace, as compared to 148,518 Borrower Loans totaling $2.2 billion originated in 2024, which represented a unit increase of 11% and a dollar increase of 19%. These origination increases were primarily due to increased third-party investor demand, updated underwriting models, lower interest rates and a new customer acquisition channel.
Personal Loan origination volume by Prosper Rating was as follows for the periods presented (in millions, except percentages):

	Year Ended December 31,
	2025		2024		2023
	Amount	%	Amount	%	Amount	%
AA	$358.0	13%	$298.3	13%	$288.8	13%
A	512.6	19%	374.2	17%	293.8	14%
B	551.0	21%	479.7	22%	563.0	26%
C	258.7	10%	223.3	10%	304.1	14%
D	262.1	10%	212.3	9%	227.6	11%
E	335.4	13%	318.6	14%	268.7	12%
HR	—	—%	13.1	1%	21.7	1%
Other (1)	384.5	14%	323.8	14%	196.4	9%
Total	$2,662.3	100%	$2,243.3	100%	$2,164.1	100%
(1) Represents personal loans funded through the Prosper platform via the Whole Loan Channel but not assigned Prosper Ratings.
For the year ended December 31, 2025, compared to 2024, Personal Loan originations on the Prosper platform reflect increased originations across most loan ratings. Beginning in the third quarter of 2024, the Prosper platform ceased originations for loans rated HR given limited investor demand for this rating. Loans not assigned Prosper ratings are sold only to institutional investors based on specific underwriting criteria and custom risk models developed by those investors.

Personal Loan Serviced Portfolio and Whole Loans Outstanding
Our Personal Loan serviced portfolio consists of all Borrower Loans that we service both through the Note and Whole Loan Channels. Borrower Loans funded through the Whole Loan Channels include loans that we hold in consolidated trusts, as well as those sold to third parties. Our Personal Loan serviced portfolio increased $295.5 million, or 8%, from December 31, 2024 to December 31, 2025. This increase is primarily due to increased originations for the year ended December 31, 2025, as compared to 2024.
The outstanding balance of Borrower Loans sold through our Whole Loan Channel serves as a primary driver of our Servicing Assets. Whole loans outstanding increased $339.2 million, or 10%, from December 31, 2024 to December 31, 2025 due primarily to the year-over-year increase in originations discussed above.
Prosper Credit Card Portfolio
Our Credit Card portfolio consists of the outstanding principal of all Prosper-branded Credit Cards originated through our partnership with Coastal Community Bank (“Coastal”). From December 31, 2024 to December 31, 2025, the principal balance of the Credit Card portfolio increased $26.1 million, or 7%, due to increases in the number of active Credit Cards and cardholder spend during this time.
Net (Loss) Income
See the section titled “Results of Operations” below, for the discussion on significant changes in Net (Loss) Income year-over-year.
Results of Operations
Overview
The following table summarizes our net loss for the years ended December 31, 2025, 2024 and 2023 (in thousands, except percentage):

	Years Ended December 31,
	2025	2024	Change	% Change	2024	2023	Change	% Change
Total Net Revenues	$212,549	$173,355	$39,194	23%	$173,355	$137,700	$35,655	26%
Total Expenses	248,083	227,318	20,765	9%	227,318	244,084	(16,766)	(7)%
Net Loss Before Income Taxes	(35,534)	(53,963)	18,429	34%	(53,963)	(106,384)	52,421	49%
Income Tax Expense	(168)	(116)	(52)	45%	(116)	(78)	(38)	49%
Net Loss	$(35,702)	$(54,079)	$18,377	34%	$(54,079)	$(106,462)	$52,383	49%
Total Net Revenues for the year ended December 31, 2025, increased $39.2 million, or 23%, as compared to the year ended December 31, 2024. The increase was largely attributable to a $39.8 million increase in Transaction Fees, Net, primarily as a result of higher personal loan origination volume during this time, as discussed above, as well as a revised WebBank transaction fee starting in June 2024. There was also a $7.8 million increase in Servicing Fees, Net due primarily to increased Personal Loan and Credit Card collections income, as well as Personal Loan servicing income, generally consistent with the increase in whole loans outstanding during this time. We also lowered our Personal Loan market servicing rate in September 2025, increasing the servicing asset and Servicing Fees, Net. In addition, Total Interest Income (Expense) increased $6.1 million, due largely to a full year of net interest income generated from the PMCC 2024-1 Credit Card securitization that closed in November 2024, and Other Revenues increased $1.5 million, primarily due to increased credit referral fees. These increases were partially offset by a $9.9 million increase in Loss on Sale of Borrower Loans, primarily as a result of additional incentives provided to whole loan investors year-over-year. Finally, there was a $6.2 million decrease in Total Net Revenues from Change in Fair Value of Financial Instruments, primarily as a result of lower fair value adjustments and increased charge-offs from the Receivable from Credit Card Partner, partially offset by increased fair value gains on the Credit Card Derivative and lower charge-offs on loans held in consolidated securitization and warehouse trusts.
Total expenses for the year ended December 31, 2025, increased $20.8 million, or 9%, as compared to the year ended December 31, 2024, which is primarily due to a combined $25.3 million increase in Origination and Servicing, Sales and Marketing and General and Administrative expenses, as costs increased primarily in response to higher Personal Loan originations and growth in the Credit Card portfolio. This increase was partially offset by the decrease attributable to the Change in Fair Value of Convertible Preferred Stock Warrants, which is in turn driven by changes in the fair value of the underlying Convertible Preferred Stock. Specifically, the loss for the year ended December 31, 2025 totals $42.1 million, which compares to a loss of $46.2 million for 2024, a change of approximately $4.1 million. Accordingly, the net loss for the year ended December 31, 2025 decreased $18.4 million when compared to the net loss for the year ended December 31, 2024.
Revenues
The following table summarizes our revenues for the years ended December 31, 2025, 2024 and 2023 (in thousands, except percentages):

	Years Ended December 31,
	2025	2024	Change	% Change	2024	2023	Change	% Change
Operating Revenues:
Transaction Fees, Net	$233,385	$193,588	$39,797	21%	$193,588	$127,838	$65,750	51%
Servicing Fees, Net	30,853	23,026	7,827	34%	23,026	15,364	7,662	50%
Loss on Sale of Borrower Loans	(55,212)	(45,316)	(9,896)	(22)%	(45,316)	(12,380)	(32,936)	n/m
Other Revenues	9,315	7,773	1,542	20%	7,773	6,108	1,665	27%
Total Operating Revenues	218,341	179,071	39,270	22%	179,071	136,930	42,141	31%

Interest Income (Expense):
Interest Income on Financial Instruments	81,904	89,849	(7,945)	(9)%	89,849	115,663	(25,814)	(22)%
Interest Expense on Financial Instruments	(59,770)	(73,826)	14,056	(19)%	(73,826)	(91,983)	18,157	(20)%
Total Interest Income, Net	22,134	16,023	6,111	38%	16,023	23,680	(7,657)	(32)%
Change in Fair Value of Financial Instruments	(27,926)	(21,739)	(6,187)	(28)%	(21,739)	(22,910)	1,171	5%
Total Net Revenues	$212,549	$173,355	$39,194	23%	$173,355	$137,700	$35,655	26%
n/m: not meaningful
Transaction Fees, Net
We earn a transaction fee upon the successful origination of all Borrower Loans facilitated through our marketplace. Specifically, we receive payments from WebBank as compensation for the activities we perform on behalf of WebBank. Our fee is determined by the term and credit grade of the Borrower Loans that we facilitate on our marketplace and WebBank originates. We record the transaction fee revenue net of any fees paid by us to WebBank. We also earn various program fees from our Credit Card product, such as interchange fees, annual fees and late fees, all of which are recorded within Transaction Fees, Net.
Transaction Fees increased by $39.8 million, or 21%, for the year ended December 31, 2025, as compared to 2024, primarily due to the increased Personal Loan originations discussed above. In addition, the increase is due to the revisions to the WebBank transaction fee schedule starting in June 2024. Under the revised WebBank transaction fee schedule, transaction fees now range from 1.0% to 9.99%, depending on the term and credit grade of the Borrower Loan, as compared to 1.0% to 7.99% under the previous schedule. Transaction fees above 5.0% are refundable on a pro-rated basis upon the full prepayment of the related Borrower Loan prior to maturity under Utah law, where WebBank is domiciled, and thus the impact of these increased transaction fees is reduced by expected refunds.
We recognized approximately $25.1 million in program fees under our Credit Card product for the year ended December 31, 2025, which represented a $1.0 million increase from 2024.
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
For the year ended December 31, 2025, Servicing Fees, Net increased $7.8 million, or 34%, as compared to 2024, primarily as a result of a $6.1 million increase in net collections, debt sale and loan trailing fees, due largely to enhanced Personal Loan and Credit Card collections and recovery efforts. Additionally, there was a $2.0 million increase in Personal Loan servicing revenue from servicing fees collected, net of amortization of the Servicing Asset, reflective of both (i) the growth in the underlying servicing book discussed above, as well as (ii) the reduction in the estimated market servicing rate used to value the Servicing Asset from 63.3 basis points to 59.3 basis points in September 2025. Changes in the fair value of the net Credit Card servicing obligation contributed a $1.1 million decrease in Servicing Fees, due to growth in the portfolio year-over-year. We also generated an additional $0.8 million in miscellaneous Credit Card fees as compared to the prior year.
Loss on Sale of Borrower Loans
We recognize a Gain or Loss on Sale of Borrower Loans for the net proceeds received on a sale through the Whole Loan Channel, less the fair value of the Borrower Loans sold. The net proceeds of the sale represent the fair value of any assets obtained or liabilities incurred as part of the transaction, including, but not limited to Servicing Assets, retained securities, incentives and repurchase obligations provided or received at the time of sale. Since 2022, due to market volatility and incentives offered by competitors, we started providing additional incentives to our investors. For the year ended December 31, 2025, these incentives increased $13.0 million from the prior year. Excluding the impact of these incentives, the remaining change in Loss on Sale of Borrower Loans was an increased gain of $3.1 million for the year ended December 31, 2025, as compared to 2024, primarily due to the recognition of additional Servicing Assets upon the sale of whole loans, as well as a decrease in the market servicing rate used to value the Servicing Assets from 63.3 bps to 59.3 basis points in September 2025.
Other Revenues
Other Revenues consists primarily of credit referral fees earned from partner companies for the referral of customers on our platform, as well as incentive fees from our Credit Card network partner, based primarily on the volume of transactions generated on our Credit Cards, net of any fees paid to that network partner. Credit referral fees accounted for the majority of the $1.5 million increase in Other Revenues for the year ended December 31, 2025 as compared to 2024.
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
The increase of $6.1 million, or 38%, in Total Interest Income (Expense) for the year ended December 31, 2025 as compared to 2024, was primarily due to a $13.2 million increase in Total Interest Income (Expenses), Net generated from the underlying credit card receivables included within Receivable from Credit Card Partner, less interest expense and setup cost amortization incurred on the related Notes Issued by Securitization Trust, following the PMCC 2024-1 securitization in November 2024. This increase was partially offset by a combined $6.3 million decrease in Total Interest Income (Expense), Net generated from (i) Loans Held for Sale, net of interest expense and setup cost amortization on the Warehouse Lines, and (ii) securitized Borrower Loans, net of interest expense and setup cost amortization incurred on the Notes Issued by Securitization Trust during this period. This decrease is reflective of the reduced average outstanding balance of loans held in these consolidated trusts year-over-year, as well as the related decrease in the associated financing liabilities due to principal repayments. In addition, Total Interest Income (Expense), Net from securitization and warehouse bank accounts, servicing revenue related to fractional Notes, and Borrower Loans we hold for investment decreased a combined $0.8 million from the prior year.

Change in Fair Value of Financial Instruments
We record Borrower Loans, Loans Held for Sale, Notes, the Credit Card Derivative and Receivable from Credit Card Partner at fair value on our balance sheets. Changes in the fair values of these financial instruments are presented within Change in Fair Value of Financial Instruments on our statements of operations.
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
In September 2023 and March 2024, we sponsored and consolidated two Personal Loan securitization transactions, PMIT 2023-1 and PMIT 2024-1, respectively, with loans that were previously funded through our PWIIT and PWIT Warehouse Lines, respectively. Refer to Note 7, Securitizations, of the accompanying consolidated financial statements for additional information on these securitization transactions. We expect that changes in the fair value of Borrower Loans held by PMIT 2023-1 and PMIT 2024-1 will be negative due to delinquencies and charge-offs, but they could ultimately be negative or positive due to changes in fair value assumptions, such as expected credit performance, prepayment rates and implied market discount rates. Additionally, the impact from fair value adjustments on these securitized Borrower Loans may lessen as they season and the outstanding principal balances decrease. Notes issued by PMIT 2023-1 and PMIT 2024-1 are carried at amortized cost on the accompanying consolidated balance sheets and thus do not impact the Change in Fair Value of Financial Instruments.
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

	Year Ended December 31,
	2025	2024
Borrower Loans - Securitization(1):
AA	23%	26%
A	30%	28%
B	24%	23%
C	11%	12%
D	6%	5%
E	5%	5%
HR	1%	1%
Total	100%	100%
(1) The percentages are calculated using the weighted-average of month-end principal balances of Borrower Loans by Prosper Rating.
Fair values of Borrower Loans and Notes are estimated using discounted cash flow methodologies based upon a set of valuation assumptions. The key assumptions used include default and prepayment rates derived primarily from historical performance, and discount rates based on estimates of the rates of return that market investors would require when investing in other financial instruments with similar characteristics.

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
Fluctuation Analysis
For the years ended December 31, 2025 and 2024, the Change in Fair Value of Financial Instruments, Net were losses of $27.9 million and $21.7 million, respectively.
The increase in the loss for this period of $6.2 million is largely driven by the Receivable from Credit Card Partner, for which we recognized a $3.3 million loss from changes in fair value related to future cash flows and $14.0 million in net charge-offs for the year ended December 31, 2025. This compares to the prior year, when we recognized a $10.3 million gain from changes in fair value related to future cash flows and $0.9 million in net charge-offs, following the closing of the PMCC 2024-1 securitization on November 1, 2024. The fair value change in 2024 is inclusive of a $7.5 million initial gain recorded at the time the securitization closed. Because of the minimum contractual ratio of Credit Card receivables to outstanding Notes issued by PMCC 2024-1, the underlying securitized Credit Card portfolio has remained generally flat year-over-year, reducing the impact of fair value changes related to future cash flows.
The increased net losses from the Receivable from Credit Card Partner were partially offset by decreased net losses from the Credit Card Derivative, due primarily to growth in the underlying non-securitized Credit Card portfolio from the prior year. For the year ended December 31, 2025, fair value changes related to future cash flows resulted in a gain of $9.6 million, and the net impact of realized transactions resulted in a loss of $10.3 million. This compares to the prior year, when fair value changes resulted in a gain of $1.9 million, and the net impact of realized transactions resulted in a loss of $9.1 million. The fair value loss in 2024 is also reflective of the impact of the closing of the PMCC 2024-1 securitization on November 1, 2024. Specifically, we recognized an $11.4 million reduction to the Credit Card Derivative on that closing date, when approximately 25% of the outstanding Credit Card receivables were transferred to the securitization.

There was also a decrease in net losses from securitized Borrower Loans and Loans Held for Sale year-over-year, due primarily to the overall decrease in the average balance of loans held in consolidated securitization and warehouse trusts during this time, as these loans continue to season. For securitized Borrower Loans, the loss from changes in fair value for the year ended December 31, 2025 was $9.2 million, due to a $7.3 million gain from fair value adjustments, offset by $16.5 million in net charge-offs. This compares to securitized Borrower Loans and Loans Held for Sale in 2024, when there was a combined loss from changes in fair value of $22.0 million, due primarily to a $7.5 million gain from fair value adjustments, offset by $29.6 million in net charge-offs.
The net impact to the Change in Fair Value of Financial Instruments for fractional Borrower Loans and Notes (as well as the population of whole loans that are owned directly by our wholly-owned subsidiary PFL) was a $0.7 million loss for the year ended December 31, 2025, due to the borrower payment-dependent structure described above, offset by certain timing factors related to the receipt of borrower payments and the application of those payments against the corresponding Notes. For 2024, the net impact from these fractional Borrower Loans and Notes (as well as the population of whole loans that are owned directly by PFL) was a $1.9 million loss.
The following table details the change in fair value of our financial instruments for the years ended December 31, 2025, 2024 and 2023, respectively (in thousands):

	Years Ended December 31,
	2025	2024	2023
Assets:
Borrower Loans	$(28,702)	$(49,271)	$(48,387)
Loans Held for Sale	—	(2,263)	(39,269)
Credit Card Derivative (includes gains and losses from settled transactions)	(701)	(7,247)	25,506
Receivable from Credit Card Partner	(17,318)	9,462	—
SOFR rate swaption (included in Prepaid and Other Assets)	—	37	(1,163)

Liabilities:
Notes	18,795	27,543	40,403
Total	$(27,926)	$(21,739)	$(22,910)

Expenses
The following table summarizes our expenses for the years ended December 31, 2025, 2024 and 2023 (dollar amounts in thousands):

	Years Ended December 31,
	2025	2024	$ Change	% Change	2024	2023	$ Change	% Change
Expenses:
Origination and Servicing	$48,490	$47,628	$862	2%	$47,628	$46,669	$959	2%
Sales and Marketing	60,513	50,638	9,875	20%	50,638	53,585	(2,947)	(5)%
General and Administrative - Research and Development	21,528	14,076	7,452	53%	14,076	19,069	(4,993)	(26)%
General and Administrative - Other	66,548	59,396	7,152	12%	59,396	66,464	(7,068)	(11)%
Change in Fair Value of Convertible Preferred Stock Warrants	42,103	46,208	(4,105)	(9)%	46,208	48,695	(2,487)	(5)%
Impairment of Right-of-Use Lease Assets	—	—	—	n/a	—	196	(196)	(100)%
Interest Expense on Term Loans	12,331	13,124	(793)	(6)%	13,124	12,265	859	703%
Other Income, Net	(3,430)	(3,752)	322	(9)%	(3,752)	(2,859)	(893)	31%
Total Expenses	$248,083	$227,318	$20,765	9%	$227,318	$244,084	$(16,766)	(7)%
n/a: not applicable

The following table reflects full-time employees as of December 31, 2025, 2024 and 2023 by functional area:

	December 31,
	2025	2024	2023
Origination and Servicing	88	97	100
Sales and Marketing	26	32	28
General and Administrative - Research and Development	104	102	97
General and Administrative - Other	167	185	179
Total Headcount	385	416	404
Origination and Servicing
Origination and Servicing costs consist primarily of salaries, benefits and stock-based compensation expense related to our capital markets, collections, customer support and payment processing employees and vendor costs associated with facilitating and servicing personal loans and our Credit Card product. The increase for the year ended December 31, 2025, of $0.9 million, or 2%, as compared to 2024 is primarily due to a $2.1 million increase in depreciation due to the increase in the balance of internal-use software during this time. Additionally, there was a $1.6 million increase in compensation costs during this time, driven largely by the elimination of the 2023 corporate bonus accrual in the second quarter of 2024, which reduced expenses recognized in 2024. These increases were partially offset by a $2.7 million decrease in servicing and origination costs, particularly those related to our Credit Card product, as we continued to drive efficiencies and reduced our spend on vendors.

Sales and Marketing
Sales and Marketing costs consist primarily of affiliate marketing, search engine marketing, online and offline campaigns, email marketing, public relations and direct mail marketing, as well as compensation expenses such as wages, benefits and stock-based compensation for the employees who support these activities. For the year ended December 31, 2025, the increase of $9.9 million, or 20%, from the prior year is due to an overall increase in marketing and advertising costs associated with our Personal Loan and Credit Card products, including marketing partnership costs of $7.7 million and direct mail marketing costs of $4.1 million. This is generally in line with the increase in Personal Loan originations and growth in our Credit Card portfolio during this time. This increase was partially offset by a $1.9 million decrease in compensation expense, primarily due to the decrease in headcount from the prior year.
General and Administrative – Research and Development
General and Administrative – Research and Development costs consist primarily of salaries, benefits and stock-based compensation expense related to our engineering and product development employees, as well as related vendor costs. For the year ended December 31, 2025, the increase of $7.5 million, or 53%, as compared to 2024, is primarily due to a $6.1 million increase in compensation costs, driven by increased average headcount and the elimination of the 2023 corporate bonus accrual in the second quarter of 2024, which reduced expenses recognized in 2024. Additionally, there was a $0.7 million increase in General and Administrative – Research and Development costs related to lower capitalized internal-use software and web development costs (which reduce the expense). Specifically, these capitalized costs were $13.8 million and $14.5 million for the years ended December 31, 2025 and 2024, respectively. Finally, there was a $0.4 million increase in cloud storage costs to support the growth in our operations.
General and Administrative – Other
General and Administrative – Other expenses consist primarily of salaries, benefits and stock-based compensation expense related to our accounting, finance, risk, legal, compliance, human resources and facilities employees; professional fees related to legal and accounting services; and facilities expenses. The increase in General and Administrative – Other for the year ended December 31, 2025 of $7.2 million, or 12%, as compared to 2024 is due primarily to a $7.5 million increase in compensation expense, driven largely by the elimination of the 2023 corporate bonus accrual in the second quarter of 2024, which reduced expenses recognized in 2024. In addition, there was an increase of $1.1 million in software and subscription costs, and a $0.7 million increase in professional services, both of which were generally related to the growth in our operations. These increases were partially offset by a $0.5 million loss on disposal of equipment recorded in April 2024, related to the exit from our former data center lease in Las Vegas, NV. As this equipment was used primarily for general operations, it was considered general and administrative in nature. There were no such significant exit activities in 2025, and no material loss on disposal of equipment was recorded. In part due to these prior year exit activities, there was also a $0.8 million decrease in depreciation and amortization, a $0.2 million decrease in data center costs, net of the associated increase in cloud computing costs, and a $0.2 million decrease in internet connectivity charges, for the year ended December 31, 2025, as compared to 2024. Finally, insurance costs decreased $0.2 million from the prior year.
Change in Fair Value of Convertible Preferred Stock Warrants
Change in Fair Value of Convertible Preferred Stock Warrants were losses of $42.1 million and $46.2 million for the years ended December 31, 2025 and 2024, respectively, due to increases in the fair value of the underlying Convertible Preferred Stock for those periods.
As disclosed in Note 13, Convertible Preferred Stock, Convertible Preferred Stock Warrant Liability and Common Stock, of the accompanying consolidated financial statements, on July 29, 2025, one warrant holder exercised 51,614,124 shares of Series F warrants for total proceeds of $0.5 million. At that time, the estimated fair value of these warrants of $73.3 million was reclassified from Convertible Preferred Stock Warrant Liability to Convertible Preferred Stock on our consolidated balance sheet.

Interest Expense on Term Loans
We entered into a $75.0 million Term Loan with a third party lender in November 2022. In November 2025, we entered into a new $75.0 million Term Loan with a different third-party lender, and simultaneously repaid the outstanding principal and interest balance of approximately $68.4 million on the old Term Loan. Refer to Note 11, Debt, of the accompanying consolidated financial statements for further information on our Term Loans. We incurred interest costs of $12.3 million between the two Term Loans for the year ended December 31, 2025, as compared to $13.1 million on the old Term Loan for the year ended December 31, 2024. This decrease is primarily reflective of the decrease in the unpaid principal on the old Term Loan following contractual quarterly repayments totaling $10.0 million from December 2024 to September 2025. Because the interest rate associated with the new Term Loan is four percentage points lower than the old Term Loan, we also incurred lower interest expense for the period that the new Term Loan was in place during 2025. We expect to continue to incur lower interest expense in the future because of this change. Finally, interest expense for the year ended December 31, 2025, is inclusive of $0.9 million in accelerated amortization of the original issue discount and debt issuance costs associated with the termination of the old Term Loan in November 2025.
Other Income, Net
Other Income, Net was $3.4 million for the year ended December 31, 2025 and primarily consists of interest income on cash and cash equivalents, sublease income and other miscellaneous items. The decrease of $0.3 million in Other Income, Net for the year ended December 31, 2025, as compared to 2024 was primarily attributable to decreases in interest income driven by lower average interest rates.
Non-GAAP Financial Measure
Adjusted Net Revenue
Adjusted Net Revenue is a non-GAAP financial measure that we define as our Total Net Revenue adjusted to exclude the impact of interest rates on the fair value of loans held in consolidated trusts and certain infrequent or unusual transactions, such as the accelerated amortization of PWIT and PWIIT debt issuance costs. As a result of the termination of the PWIT Warehouse Line in March 2024 and the PWIIT Warehouse Line in September 2023 (see Note 11, Debt), we accelerated the remaining amortization of the related deferred debt issuance costs into Interest Expense on Financial Instruments. We excluded the impact of this accelerated amortization because it is non-cash and because of the infrequent nature of the transaction. Management does not believe that it is reflective of our ongoing operating results. We believe it is useful to investors to exclude the impact of interest rates on the fair value of loans held in consolidated trusts to gain insight into the performance of our consolidated loans, independent of market factors that are beyond management’s control.
Adjusted Net Revenue has limitations as a financial measure, should be considered as supplemental in nature and is not meant as a substitute for Total Net Revenue, which has been prepared in accordance with U.S. GAAP. These limitations include the following:
•Adjusted Net Revenue excludes the impact of interest rates, which may influence the price that a buyer would be willing to pay for our personal loans in a hypothetical arm’s length transaction; and
•Other companies, including companies in our industry, may calculate Adjusted Net Revenue differently or not at all, which reduces its usefulness as a comparative measure.
Because of these limitations, you should consider Adjusted Net Revenue alongside other financial performance measures, including Total Net Revenue and our financial results presented in accordance with U.S. GAAP. The following table presents a reconciliation of Total Net Revenue to Adjusted Net Revenue for each of the periods indicated (in thousands):

	Years Ended December 31,
	2025	2024	2023
Total Net Revenue	$212,549	$173,355	$137,700
Impact of Interest Rates on Fair Value of Loans Held in Consolidated Trusts (1)	21	1,386	2,629
Accelerated Amortization of PWIT Debt Issuance Costs (2)	—	733	—
Accelerated Amortization of PWIIT Debt Issuance Costs (2)	—	—	1,880
Adjusted Net Revenue	$212,570	$175,474	$142,209
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
•Interest Expense on Term Loans: We incur interest expense on our Term Loan, which is more fully described in Note 11, Debt, of the accompanying consolidated financial statements. This includes any amortization of original issue discount and deferred issuance costs associated with the Term Loan. Proceeds from the Term Loan are used to fund the operations of the business at our discretion, within certain limitations. This may include, but is not limited to, making investments in our Credit Card product or meeting operational obligations. We exclude the Term Loan interest expense as it is based on the overall financing structure of PMI. This differs from Interest Expense on Financial Instruments (part of Total Net Revenues), as the proceeds from those instruments are used exclusively for the purposes of purchasing loans on our marketplace and Credit Card receivables through the underlying warehouse and securitization transactions.
The following table presents a reconciliation of Net (Loss) Income to Adjusted EBITDA for each of the periods indicated (in thousands):

	Years Ended December 31,
	2025	2024	2023
Net Loss	$(35,702)	$(54,079)	$(106,462)
Depreciation expense:
Origination and Servicing	11,292	9,200	8,774
General and Administrative – Other	836	1,531	2,108
Amortization of Intangible Assets	—	85	107
Stock-Based Compensation	1,307	1,616	1,575
Change in Fair Value of Convertible Preferred Stock Warrants	42,103	46,208	48,695
Impact of Interest Rates on Fair Value of Loans Held in Consolidated Trusts	21	1,386	2,629
Impairment of Long-Lived Assets	—	463	—
Impairment of Right-of-Use Lease Assets	—	—	196
Interest Income on Cash and Cash Equivalents	(2,942)	(3,322)	(2,473)
Interest Expense on Term Loans	12,331	13,124	12,265
Accelerated Amortization of PWIT Debt Issuance Costs	—	733	—
Accelerated Amortization of PWIIT Debt Issuance Costs	—	—	1,880
Income Tax Expense	168	78	295
Adjusted EBITDA	$29,414	$17,061	$(30,628)
The increase in Adjusted EBITDA for the year ended December 31, 2025, as compared to 2024, of $12.4 million is primarily reflective of increased Transaction Fees, Net, driven by the increase in Personal Loan originations during this time and the revised WebBank transaction fee schedule starting in June 2024, higher Servicing Fees, Net, due to growth in the Personal Loan serviced portfolio, increased collections fees and higher Total Interest Income, Net, generated by the Credit Card product from the PMCC 2024-1 securitization that closed in November 2024. These were partially offset by increased incentives provided to whole loan investors, and increased fair value losses, primarily related to the Credit Card product. Additionally, expenses for the period increased in response to the higher Personal Loan originations, growth in the Credit Card portfolio and the elimination of the 2023 bonus accrual in the second quarter of 2024, which reduced expenses recognized in 2024.

Expenses on the consolidated statements of operations include the following amounts of stock-based compensation expense for the periods presented (in thousands):

	Years Ended December 31,
	2025	2024	2023
Origination and Servicing	$109	$86	$83
Sales and Marketing	68	446	304
General and Administrative	1,130	1,084	1,188
Total Stock-Based Compensation Expense	$1,307	$1,616	$1,575
Segment Net Revenues, Adjusted Net Revenue and Adjusted EBITDA
Refer to Note 21, Segments, of the accompanying consolidated financial statements for information on our segment reporting, including reconciliations of segment net revenues to segment Adjusted Net Revenue, and segment Adjusted EBITDA to Net Income (Loss) Before Income Taxes, as well as details on segment operating expenses.
Effective in the fourth quarter of 2025, we updated our operating and reportable segments to align with recent strategic business and management reporting changes. This realignment is reflected in the periodic financial reports provided to our Chief Executive Officer, who serves as the chief operating decision maker, for the purposes of evaluating performance, making operating decisions and allocating resources. As a result of these changes, our former Home Equity segment was eliminated and the related products and services are now combined with the Personal Loan segment, which includes both Personal Loan products and services, as well as general corporate expenses. We now have two reportable and operating segments: Personal Loan and Credit Card. Periods prior to the fourth quarter of 2025 have been recast to conform to the current reportable segment presentation.
The following table summarizes our segment net revenues, segment Adjusted Net Revenue and segment Adjusted EBITDA for the years ended December 31, 2025, 2024 and 2023 (in thousands, except percentages).

	Years Ended December 31,
	2025	2024	Change	% Change	2024	2023	Change	% Change
Segment Net Revenues
Personal Loan	$192,197	$146,016	$46,181	32%	$146,016	$102,796	$43,220	42%
Credit Card	20,352	27,339	(6,987)	(26)%	27,339	34,904	(7,565)	(22)%
Total Net Revenues	$212,549	$173,355	$39,194	23%	$173,355	$137,700	$35,655	26%

Segment Adjusted Net Revenues
Personal Loan	$192,218	$148,135	$44,083	30%	$148,135	$107,305	$40,830	38%
Credit Card	20,352	27,339	(6,987)	(26)%	27,339	34,904	(7,565)	(22)%
Total Adjusted Net Revenues	$212,570	$175,474	$37,096	21%	$175,474	$142,209	$33,265	23%

Segment Adjusted EBITDA
Personal Loan	$40,753	$20,209	$20,544	102%	$20,209	$(34,510)	$54,719	n/m
Credit Card	(11,339)	(3,148)	(8,191)	n/m	(3,148)	3,882	(7,030)	n/m
Total Adjusted EBITDA	$29,414	$17,061	$12,353	72%	$17,061	$(30,628)	$47,689	n/m
n/m: not meaningful
Segment Adjusted EBITDA is our primary segment profitability metric, and is calculated as segment revenues less operating expenses that are directly attributable to the segments’ products. Segment Adjusted Net Revenue is calculated as segment revenue less the impact of changes in interest rates on the fair value of loans held in consolidated trusts and certain unusual or infrequent transactions. For the periods presented above, these adjustments only impact the Personal Loan segment.

Personal Loan
Personal Loan segment net revenues increased $46.2 million, or 32%, for the year ended December 31, 2025, as compared to 2024, primarily as a result of (a) a $38.8 million increase in Transaction Fees, Net, due to the impact from higher Personal Loan originations during this time, as well as the revised WebBank transaction fee schedule starting in June 2024; (b) a $14.0 million increase in net revenues from Change in Fair Value of Financial Instruments related to Borrower Loans, Loans Held for Sale and Notes, as described above, (c) a $9.0 million increase in Servicing Fees, Net, due primarily to the year-over-year increase in net collections fees, as well as Personal Loan servicing revenues (including the impact of reducing the estimated market servicing rate applied to the Servicing Asset starting in September 2025), as discussed above; and (d) a $1.4 million increase in Other Revenues, due primarily to additional credit referral fees generated from our partners. These increases were partially offset by (e) a $9.9 million decrease in net revenues from Loss on Sale of Borrower Loans, due primarily to an increase in incentives provided to whole loan investors, partially offset by gains from increased Personal Loan sales during this time; and (f) an $7.1 million decrease in Total Interest Income (Expense) Net, due primarily to the decrease in the average outstanding principal balance of Borrower Loans held in consolidated securitization and warehouse trusts.
Segment Adjusted Net Revenue associated with the Personal Loan segment increased $44.1 million, or 30%, for the year ended December 31, 2025, as compared to 2024. This is reflective of the same factors that drove the increase in net revenues discussed above, excluding the impact of (a) interest rates on the fair value of loans held in consolidated trusts, and (b) accelerated recognition of debt issuance costs upon the termination of the PWIT Warehouse Line in March 2024 (impacted 2024 only).
Adjusted EBITDA associated with the Personal Loan segment increased $20.5 million for the year ended December 31, 2025, as compared to 2024. This is primarily reflective of the same factors that drove the increases in net revenues and Adjusted Net Revenue discussed above, partially offset by an increase of $23.5 million in segment operating expenses. This increase in segment operating expenses was largely driven by personnel costs, primarily as a result of the reversal of the 2023 bonus accrual in the second quarter of 2024, which reduced expenses recognized in 2024. It was also reflective of increased marketing, software and cloud computing costs, in response to the increase in Personal Loan originations during this time.
Credit Card
For the year ended December 31, 2025, Credit Card segment net revenues and segment Adjusted Net Revenues decreased $7.0 million, or 26%, as compared to 2024, primarily as a result of an $20.2 million decrease in net revenues from Change in Fair Value of Financial Instruments, related to the Receivable from Credit Card Partner, partially offset by the Credit Card Derivative, as discussed above. Generally, this decrease in net revenues from fair value losses is reflective of increased charge-offs within the securitized Credit Card portfolio, which was established in November 2024. The impact from Change in Fair Value of Financial Instruments, was partially offset by a $13.2 million increase in Total Interest Income (Expense), Net, from the securitized Credit Card receivables underlying the Receivable from Credit Card Partner, less the interest expense on the related Notes Issued by Securitization Trust.
Adjusted EBITDA associated with Credit Card decreased $8.2 million in 2025, as compared to 2024, which is primarily reflective of the decrease in net revenues and Adjusted Net Revenue discussed above, as well as increased segment operating expenses of approximately $1.2 million. This increase in segment operating expenses was largely driven by personnel costs, primarily as a result of the reversal of the 2023 bonus accrual in the second quarter of 2024, which reduced expenses recognized in 2024, as well as reduced capitalized internal-use software and web development costs. It was also reflective of increased marketing costs, in response to the increase in the underlying Credit Card portfolio during this time. These increases were partially offset by decreased third-party Credit Card servicing costs, as we continued to drive efficiencies and reduced our spend on vendors.
LIQUIDITY AND CAPITAL RESOURCES
We have incurred operating losses in prior years and may continue to incur net losses in the future. For the years ended December 31, 2025 and 2024, we incurred net losses of $35.7 million and $54.1 million, respectively. Additionally, from our inception through December 31, 2025, we have an accumulated deficit of $679.9 million.
We believe our liquidity needs for the next twelve months, and for the foreseeable future beyond that period, can be met through transaction fees, servicing fees, net interest income, other revenue, proceeds from sales of loans and securitizations, realized gains from the Credit Card portfolio and Cash and Cash Equivalents. Management monitors our financial results and operations. If the anticipated financial results are not achieved or we fail to maintain compliance with the debt covenants under our Term Loan, our sources of liquidity may not be sufficient to meet our operating and liquidity requirements without obtaining additional liquidity, which may not be available on favorable terms or at all. For further details related to our Term Loan, see Note 11, Debt, of the accompanying consolidated financial statements.

The following table summarizes our cash flow activities for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024	2023
Net Loss	$(35,702)	$(54,079)	$(106,462)

Net cash provided by operating activities	$134,341	$219,951	$47,845
Net cash used in investing activities	(7,420)	(99,040)	(56,951)
Net cash used in financing activities	(130,890)	(131,092)	(32,235)
Net decrease in Cash, Cash Equivalents and Restricted Cash	(3,969)	(10,181)	(41,341)
Cash, Cash Equivalents and Restricted Cash at the beginning of the period	145,087	155,268	196,609
Cash, Cash Equivalents and Restricted Cash at the end of the period	$141,118	$145,087	$155,268
Cash, Cash Equivalents and Restricted Cash decreased by $4.0 million for the year ended December 31, 2025, based on the following components:
Operating Activities: $134.3 million in cash was provided by operating activities, due to (a) $101.5 million in net proceeds from Loans Held for Sale, including securitized Borrower Loans that were previously classified as Loans Held for Sale and (b) $51.3 million in net income, net of non-cash items, partially offset by (c) $18.5 million in cash used for working capital, primarily due to the timing of payments to investors and third-party vendors.
Investing Activities: $7.4 million in cash was used in investing activities due to (a) $164.6 million in purchases of Borrower Loans, (b) $75.2 million in purchases of Credit Card receivables from our Credit Card Partner that were sold to the PMCC 2024-1 securitization and (c) $14.8 million in purchases of property and equipment, primarily consisting of internal-use software, partially offset by (d) $184.9 million from sales and principal payments of Borrower Loans, and (e) $62.3 million from principal payments on Credit Card Receivable from Credit Card Partner.
Financing Activities: $130.9 million in cash was used in financing activities, due primarily to (a) $110.8 million in payments on Notes Issued by Securitization Trusts and (b) $19.9 million in payments, net of proceeds, on Notes, at Fair Value, partially offset by (c) $0.5 million in proceeds from the exercise of Series F Convertible Preferred Stock Warrants, as discussed above. Cash flows from financing activities are also inclusive of the impact of refinancing our old Term Loan with a new lender in November 2025, which is more fully described in Note 11, Debt, of the accompanying consolidated financial statements. Specifically, principal repayments on the old Term Loan totaled $75.5 million, which were partially offset by $75.0 million in proceeds from the new Term Loan.
Cash, Cash Equivalents and Restricted Cash decreased by $10.2 million for the year ended December 31, 2024, based on the following components:
Operating Activities: $220.0 million in cash was provided by operating activities, driven by (a) $180.9 million in net proceeds from Loans Held for Sale, (b) $33.2 million in net income, net of non-cash items, and (c) $5.9 million in cash provided by working capital, primarily due to the timing of payments to investors and third-party vendors.
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
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, extending key provisions of the 2017 Tax Cuts and Jobs Act including, but not limited to, federal bonus depreciation and deductions for domestic research and development expenditures. The enactment of OBBBA did not have a material impact on our financial statements for the year ended December 31, 2025.
Off-Balance Sheet Arrangements
As a result of retaining servicing rights on the sale of Borrower Loans, we are an interest holder in certain special purpose entities that purchase these Borrower Loans. None of these special purpose entities are consolidated as we are not the primary beneficiary. Other than these special purpose entities, as of December 31, 2025, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements or other purposes.
Contractual Obligations
As of December 31, 2025, the following table summarizes our contractual obligations and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Term Loan principal	$75,000	$—	$—	$75,000	$—
Operating lease obligations	10,840	4,648	6,192	—	—
WebBank purchase obligations	32,078	32,078	—	—	—
WebBank minimum origination fees	1,300	1,200	100	—	—
Total contractual obligations	$119,218	$37,926	$6,292	$75,000	$—
Term Loan
As discussed in Note 11, Debt, of the accompanying consolidated financial statements, we repaid the outstanding balance of principal and interest on our Term Loan from 2022 in November 2025, using proceeds from a new $75.0 million Term Loan with a different third-party lender. Under the terms of the new Term Loan, the full principal balance and any unpaid interest are payable upon maturity in November 2030. Interest is payable in cash at the end of each quarter.
WebBank Purchase Obligations
Under our loan account program with WebBank, a Utah-charted industrial bank that serves as our primary issuing bank, WebBank retains ownership of loans facilitated through our marketplace for two business days after origination. As part of this arrangement, we have committed to purchase the loans at the conclusion of the two business days.
WebBank Minimum Origination Fees
We are required to pay WebBank a minimum fee to the extent monthly loan originations due to not meeting certain contractual thresholds. This obligation is more fully discussed in Note 17, Commitments and Contingencies, of the accompanying consolidated financial statements.
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
Effective September 2025, as a result of an updated assessment of market rates, we lowered the estimated base market servicing rate used to value the Servicing Asset associated with our Personal Loans from 63.3 basis points to 59.3 basis points. This change resulted in a $1.5 million increase to Servicing Assets, Net as of September 30, 2025.
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
Additionally, effective December 31, 2024, to calculate the relevant portfolio interest rate for the Credit Card Derivative valuation, we implemented a forward projection for the attrition of cardholders enrolled in hardship and settlement programs. These programs were launched in the second quarter of 2024 and we believe they should be segregated from the base population of cardholders for the purposes of analyzing the fair value of the Credit Card Derivative cash flows.
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
Valuation of Convertible Preferred Stock Warrants
Convertible Preferred Stock Warrants primarily consist of warrants to purchase Series E-1 and Series F Convertible Preferred Stock. Series F Warrants were issued to an investor Consortium and vested when the Consortium purchased whole loans under the Consortium Purchase Agreement, which ended in May 2019. The Series E-1 warrants expire in December 2026, and the Series F warrants expire in February 2027.
We estimate the fair value of the Series E-1 and Series F Warrants using valuation methods appropriate at each balance sheet or exercise date. Generally, this includes determining the equity value of the Company using methods that may include a discounted cash flow model, comparable public company analysis, and comparable acquisition analysis, which require significant management judgment. Additionally, we review and consider any recent transactions involving the Company's equity in determining whether such transactions should be considered in the valuation. Once the equity value has been estimated, an option pricing model is used to allocate the value to the various classes of our equity. The concluded per share value for the Series E-1 and Series F Convertible Preferred Stock Warrant is then determined using a Black-Scholes option pricing model that requires us to make key assumptions such as volatility and expected warrant term. For further information on fair value measurement of the Convertible Preferred Stock Warrants, refer to Note 8, Fair Value of Assets and Liabilities, and Note 13, Convertible Preferred Stock, Convertible Preferred Stock Warrant Liability and Common Stock, of the accompanying notes to our consolidated financial statements.
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
On November 14, 2025, PFL and PMI executed Amendment 7 to the Administration Agreement, which dictates the performance of platform services by the two entities and the related compensation for those services. The primary changes resulting from Amendment 7 were (a) PMI will now reimburse PFL for any whole loan investor performance-based payments and transaction fee refunds issued each month, and (b) PFL will now compensate PMI 59.3% of servicing fees collected each month, down from 62.5%. This change in the servicing fee percentage aligns the compensation with the market servicing rate used to value PFL’s Servicing Asset.
Results of Operations
Overview
The following table summarizes PFL’s net (loss) income for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	Change	% Change	2024	2023	Change	% Change
Total Net Revenues	$75,650	$61,915	$13,735	22%	$61,915	$63,224	$(1,309)	(2)%
Total Expenses	89,728	72,859	16,869	23%	72,859	65,290	7,569	12%
Net Loss	$(14,078)	$(10,944)	$(3,134)	29%	$(10,944)	$(2,066)	$(8,878)	n/m
n/m: not meaningful
Total revenues for the year ended December 31, 2025 increased $13.7 million, or 22%, from 2024, primarily due to a $7.6 million increase in Servicing Fees, Net, generally related to increased net collections and loan servicing fees, due to the growth in the underlying servicing book and the impact of lowering our estimated market servicing rate in September 2025. There were also additional gains on the sale of borrower loans due to the increase in Personal Loan originations for the year, and a corresponding increase in Administration Fee Revenue – Related Party, as a result of an increase in loan listings on the platform. There was also an increase to Administration Fee Revenue – Related Party related to the compensation changes in Amendment 7 to the Administration Agreement discussed above, particularly from billing PMI for transaction fee refunds issued starting in November 2025. Additionally, Changes in Fair Value of Financial Instruments contributed to an increase in net revenues, primarily due to changes in the timing of borrower payments received close to quarter-end, and the application of those payments against the related Notes. These increases were partially offset by an increase in the investor performance-based payment liability due to the growth in the portfolio. Under the terms of the Administration Agreement between PFL and PMI, incentives provided to whole loan investors, which are recorded in Loss on Sale of Borrower Loans, are billed back to PMI through the Administration Fee Revenue – Related Party. As a result, fluctuations in these incentives do not have a direct impact on net revenues.
Total expenses for the year ended December 31, 2025 increased $16.9 million, or 23%, from 2024, largely due to a $15.5 million increase in Administration Fee Expense – Related Party resulting primarily from an increase in estimated transaction fee refunds following revisions to our pricing schedule with WebBank in June 2024. This liability also increased due to the higher Personal Loan originations from the prior year. As discussed above, under Amendment 7 to the Administration Agreement, transaction fee refunds issued to borrowers are now billed back to PMI through Administration Fee Revenue – Related Party, starting in November 2025. Administration Fee Expense – Related Party also increased due to an increase in the number of loans funded on the platform during this time.

Revenues
The following table summarizes PFL’s revenue for the years ended December 31, 2025, 2024 and 2023 (dollars in thousands):

	Year Ended December 31,
	2025	2024	Change	% Change	2024	2023	Change	% Change
Revenues:
Operating Revenues:
Administration Fee Revenue – Related Party	$93,941	$78,376	$15,565	20%	$78,376	$44,211	$34,165	77%
Servicing Fees, Net	34,567	26,921	7,646	28%	26,921	26,208	713	3%
Loss on Sale of Borrower Loans	(55,212)	(45,316)	(9,896)	(22)%	(45,316)	(11,285)	(34,031)	n/m
Other Revenues	407	890	(483)	(54)%	890	356	534	150%
Total Operating Revenues	73,703	60,871	12,832	21%	60,871	59,490	1,381	2%
Interest Income (Expense):
Interest Income on Borrower Loans	42,733	49,986	(7,253)	(15)%	49,986	52,188	(2,202)	(4)%
Interest Expense on Notes	(40,045)	(47,033)	6,988	(15)	(47,033)	(48,572)	1,539	(3)%
Total Interest Income (Expense), Net	2,688	2,953	(265)	(9)%	2,953	3,616	(663)	(18)%
Change in Fair Value of Financial Instruments, Net	(741)	(1,909)	1,168	61%	(1,909)	118	(2,027)	n/m
Total Net Revenues	$75,650	$61,915	$13,735	22%	$61,915	$63,224	$(1,309)	(2)%
n/m: not meaningful
Administration Fee Revenue – Related Party
We primarily generate revenues through license fees we earn under our Administration Agreement with PMI. The Administration Agreement contains a license we grant to PMI that entitles PMI to use the marketplace for, and in relation to: (i) PMI’s performance of its duties and obligations under the Administration Agreement, and (ii) PMI’s performance of its duties and obligations to WebBank under the Loan Account Program Agreement. The Administration Agreement requires PMI to pay us a monthly license fee that is partially based on the number of personal loan listings posted on the marketplace in that month, as well as a fee based on incentives provided to investors to incentivize the purchase of Borrower Loans from PFL. As discussed above, as a result of Amendment 7 to the Administration Agreement starting in November 2025, we are also reimbursed by PMI for whole loan investor performance-based payments and transaction fee refunds issued each month. The increase in Administrative Fee Revenue – Related Party of $15.6 million for the year ended December 31, 2025 as compared to 2024 was primarily due to increased reimbursements received from PMI for incentives provided to whole loan investors, which resulted in an increase of $11.0 million in Administration Fee Revenue – Related Party during this time. There was also a $2.5 million increase related to reimbursed transaction fee refunds, and a $2.0 million increase from higher Personal Loan listings posted on the marketplace year-over-year, consistent with the increase in Personal Loan originations during this time.

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
The increase in Servicing Fees, Net of $7.6 million for the year ended December 31, 2025, as compared to 2024, is largely due to a combined $6.7 million increase in net collections and debt sale fees, as we continue to enhance our Borrower Loan collection and recovery efforts, which includes entering into more settlement agreements with borrowers. Servicing fees collected and amortization of the Servicing Asset contributed to a $1.0 million increase in Servicing Fees, Net, for the year ended December 31, 2025, as compared to 2024, which is generally in line with the increases in Personal Loan originations and the underlying servicing book during this time. It is also reflective of the impact of lowering the estimated market servicing rate used to value the Servicing Asset from 63.3 basis points to 59.3 basis points in September 2025. Personal Loan servicing fees may increase or decrease net revenues depending on various factors, including timing and the valuation of the underlying Servicing Asset, but are generally reflective of additional servicing fees collected, offset by the continued seasoning of the underlying servicing book.
Loss on Sale of Borrower Loans
Loss on Sale of Borrower Loans consists primarily of incentives provided to investors at the time Borrower Loans are sold through the Whole Loan Channel, net of any gains recognized on those sales, primarily due to the recognition of additional Servicing Assets. Since 2022, due to market volatility and incentives offered by competitors, we started providing additional incentives to our whole loan investors. We also record changes in any estimated investor performance-based payment liabilities in Loss on Sale of Borrower Loans. For the year ended December 31, 2025, the Loss on Sale of Borrower Loans increased $9.9 million from the loss recognized in 2024. This increased loss was primarily due to these incentives and changes in the performance-based payment liability, which accounted for $11.5 million and $1.5 million, respectively, of the total year-over-year increase. As discussed above, PFL is reimbursed for the incentives and, effective with Amendment 7 to the Administration Agreement in November 2025, any performance-based payments by PMI through the Administration Fee Revenue – Related Party account. These increases to the loss were partially offset by net gains from the volume of whole loans sold of approximately $3.0 million for the year ended December 31, 2025, as a result of higher Personal Loan originations during this time.
Other Revenues
Other Revenues have historically consisted primarily of miscellaneous fees, including incentive fees earned from partner companies through our incentive programs, or securitization fees earned from sponsoring or facilitating securitization transactions with loans from our marketplace. We also record changes to the reserve for the repurchase of Borrower Loans in Other Revenues, which accounted for the majority of the $0.5 million decrease for the year ended December 31, 2025, as compared to 2024.
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
Overall, the $0.3 million decrease in Net Interest Income for the year ended December 31, 2025, as compared to 2024, is reflective of the decrease in the outstanding principal balance of Borrower Loans and Notes from the prior year.
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
The following table summarizes the fair value adjustments for the years ended December 31, 2025, 2024 and 2023 respectively (in thousands):

	Year Ended December 31,
	2025	2024	2023
Borrower Loans	$(19,536)	$(29,452)	$(40,285)
Notes	18,795	27,543	40,403
Total	$(741)	$(1,909)	$118
The decrease in the net loss recognized from Change in Fair Value of Financial Instruments for the year ended December 31, 2025, as compared to 2024, was primarily due to changes in the timing of borrower payments received close to year-end, and the application of those payments against the related Notes. Other fair value changes are generally not material, which is consistent with the borrower payment-dependent structure described above.
Expenses
The following table summarizes PFL’s expenses for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	Change	% Change	2024	2023	Change	% Change
Expenses:
Administration Fee Expense – Related Party	$81,325	$65,869	$15,456	23%	$65,869	$57,683	$8,186	14%
Servicing and Other, Net	8,403	6,990	1,413	20%	6,990	7,607	(617)	(8)%
Total Expenses	$89,728	$72,859	$16,869	23%	$72,859	$65,290	$7,569	12%
Administration Fee Expense – Related Party
Pursuant to our Administration Agreement with PMI, PMI manages the marketplace on our behalf. Accordingly, each month we are required to pay PMI (a) a corporate administration fee of $500,000 per month, (b) a fee for each Borrower Loan originate    d through the marketplace, (c) 59.3% of all Servicing Fees collected by us or on our behalf (was 62.5% prior to executing Amendment 7 to the Administration agreement in November 2025) and (d) all nonsufficient funds fees collected by us or on our behalf. In general, the Administrative Fee Expense – Related Party will not fluctuate directly in line with the Administrative Fee Revenue – Related Party due to both the flat corporate administrative fee, as well as the fact that we pay fees for three different services, but receive a fee that fluctuates based only on the number of personal loans listed on the platform and incentives or, effective with Amendment 7 to the Administration Agreement in November 2025, any performance-based payments provided to investors. We also include WebBank transaction costs, loan trailing fees and, effective with Amendment 7 to the Administration Agreement in November 2025, refund liabilities for transaction fees above 5%, based on our revised pricing schedule with WebBank starting in October 2023 and revised in June 2024, in Administration Fee Expense – Related Party.
The increase in Administration Fee Expense – Related Party of $15.5 million, or 23%, for the year ended December 31, 2025, as compared to 2024, is due primarily to a $11.9 million increase in changes in actual and estimated refunds for transactions fees above 5% of Borrower Loan principal, as the total of refundable transaction fees continues to increase since the revisions to the WebBank pricing schedule referenced above and growth in origination volume. As discussed above, actual transaction fee refunds issued are reimbursed by PMI through Administrative Fee Revenue – Related Party account following the execution of Amendment 7 to the Administration Agreement in November 2025. There was also a $2.3 million increase in administration fee expense due primarily to a year-over-year increase in loans funded on the platform, and a $1.2 million combined increase in WebBank transaction costs and net loan trailing fees due to the increase in Personal Loan originations discussed above.

Servicing and Other, Net
Servicing costs consist primarily of vendor and borrower costs, as well as depreciation of internal-use software associated with servicing Borrower Loans. Other items consist primarily of interest income earned on cash invested on our platform, as well as bank service charges and professional fees. The increase in Servicing and Other, Net of $1.4 million, or 20%, for the year ended December 31, 2025, as compared to 2024, was primarily due to a $1.2 million increase in depreciation as a result of the growth in internal-use software during this time.
LIQUIDITY AND CAPITAL RESOURCES
We anticipate that our available funds and cash flows from operations, including reimbursements from PMI under the Administration Agreement, will be sufficient to meet our operational cash needs for at least the next 12 months.
The following table summarizes our cash flow activities for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Years Ended December 31,
	2025	2024	2023
Net Loss	$(14,078)	$(10,944)	$(2,066)

Net cash (used in) provided by operating activities	$(6,210)	$7,555	$3,664
Net cash provided by (used in) investing activities	11,228	3,115	(47,324)
Net cash (used in) provided by financing activities	(19,861)	(10,969)	42,850
Net decrease in Cash, Cash Equivalents and Restricted Cash	(14,843)	(299)	(810)
Cash, Cash Equivalents and Restricted Cash at the beginning of the period	96,740	97,039	97,849
Cash, Cash Equivalents and Restricted Cash at the end of the period	$81,897	$96,740	$97,039

Cash, Cash Equivalents and Restricted Cash decreased by $14.8 million for the year ended December 31, 2025, based on the following components:
Operating Activities: $6.2 million was used in operating activities, driven by net loss, net of non-cash adjustments, of $8.7 million, partially offset by cash provided in working capital of $2.4 million, primarily due to the timing of payments to PMI and whole loan investors.
Investing Activities: $11.2 million was provided by investing activities, due to $184.9 million of principal payments from Borrower Loans, partially offset by $164.6 million in purchases of Borrower Loans and $9.0 million in purchases of property and equipment, consisting primarily of internal-use software.
Financing Activities: $19.9 million was used in financing activities, due to $183.8 million in payments for Notes, at Fair Value, partially offset by $163.9 million in proceeds from the issuance of Notes, at Fair Value.
Cash, Cash Equivalents and Restricted Cash decreased by $0.3 million for the year ended December 31, 2024, based on the following components:
Operating Activities: $7.6 million was provided by operating activities, driven by cash provided in working capital of $10.3 million, primarily due to the timing of payments to PMI and investors, partially offset by net loss, net of non-cash adjustments of $2.8 million.
Investing Activities: $3.1 million was provided by investing activities, due to $196.6 million of principal payments under Borrower Loans, partially offset by $186.1 million in purchases of Borrower Loans and $7.4 million in purchases of property and equipment, consisting primarily of internal-use software.
Financing Activities: $11.0 million was used in financing activities, due to $195.2 million in payments for Notes, at Fair Value, partially offset by $184.2 million in proceeds from the issuance of Notes, at Fair Value.

Income Taxes
We incurred no income tax provision for the years ended December 31, 2025 and 2024. We are a US disregarded entity for income tax purposes and our income and loss is included in the return of our parent, PMI. Given PMI’s history of taxable losses, it is difficult to accurately forecast how PMI’s and our results will be affected by the realization and use of net operating loss carry forwards.
Off-Balance Sheet Arrangements
As a result of retaining servicing rights on the sale of Borrower Loans, we are a variable interest holder in certain special purposes entities that purchase these Borrower Loans. None of these special interest entities are consolidated as we are not the primary beneficiary. Otherwise, we have not engaged in any off-balance sheet financing activities for the year ended December 31, 2025.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PROSPER MARKETPLACE, INC.
Market Risk
Market risk is the risk of loss to future earnings, values, or future cash flows that may result from changes in financial market prices and interest rates.
Through our securitization trusts (formed in September 2023 and March 2024) we hold Borrower Loans. Changes in U.S. interest rates affect the market value of these Borrower Loans on our balance sheet. Our future investment income may fall short of expectations, or we may suffer a loss in principal if we are forced to sell Borrower Loans that have declined in market value due to changes in interest rates, loss assumptions or overall market conditions. Interest rate increases may increase the risks of our investments in Borrower Loans through our securitization trusts, and additional fluctuations in interest rates may exacerbate such risks. Changes in the market value of Borrower Loans are recorded on the consolidated statement of operations. The fair value of Borrower Loans held in consolidated securitization trusts was $64.4 million and $176.2 million as of December 31, 2025 and 2024, respectively.
The fair values of Borrower Loans and Notes are determined using discounted cash flow methodologies based upon a set of valuation assumptions such as default rate, prepayment rate and discount rate. Default rate, prepayment rate and discount rate may change due to expected loan performance or changes in the expected returns of similar financial instruments available in the market. We are exposed to the risk of a decrease in the fair value of loans held in the consolidated securitization trusts. For Borrower Loans and Notes presented on our Balance Sheet on behalf of our Note Channel investors, the fair value adjustments for Borrower Loans are largely offset by the fair value adjustments of the Notes due to the borrower payment dependent design of the Notes and due to the total principal balances of the Borrower Loans being very close to the total principal balances of the Notes.
We had cash and cash equivalents of $46.8 million and $30.3 million as of December 31, 2025 and 2024, respectively. These amounts were held in various unrestricted deposits with highly rated financial institutions and short-term, highly liquid marketable securities which may include money market funds, U.S. Treasury securities, and U.S. agency securities. Cash and Cash Equivalents are held for working capital purposes. Due to their short-term nature, we believe that we do not have any material exposure to changes in the fair value of these liquid investments as a result of changes in interest rates. Decreases in short-term interest rates will moderately reduce interest income on these Cash and Cash Equivalents. Increases in short-term interest rates will moderately increase the interest income earned on the Cash and Cash Equivalents.
Interest Rate Sensitivity
As more fully described in Note 8, Fair Value of Assets and Liabilities, of our financial statements attached to this Annual Report on Form 10-K, the fair value of Borrower Loans is $309.7 million as of December 31, 2025, determined using a weighted-average discount rate of 8.53%. The fair value of Borrower Loans was $706.5 million as of December 31, 2024, determined using a weighted-average discount rate of 6.88%. A hypothetical 100 basis point increase in interest rates would result in a decrease of $2.7 million and $6.8 million in the fair value of PMI’s investment in Borrower Loans as of December 31, 2025 and 2024, respectively. A hypothetical 100 basis point decrease in interest rates would result in an increase of approximately $2.8 million and $6.9 million in the fair value of our investment in Borrower Loans as of December 31, 2025 and 2024, respectively. Any realized or unrealized gains or losses resulting from such interest rate change would be recorded in our statement of operations so long as we hold these Borrower Loans on our balance sheet.

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
Prosper Funding had Cash and Cash Equivalents of $2.9 million and $2.8 million as of December 31, 2025 and 2024, respectively. These amounts were held in various unrestricted deposits with highly rated financial institutions and short term, highly liquid marketable securities which may include money market funds, U.S. treasury securities and U.S. agency securities. Cash and cash equivalents are held for working capital purposes. Due to their short-term nature, Prosper Funding believes that it does not have any material exposure to changes in the fair value of these liquid investments as a result of changes in interest rates. Decreases in short-term interest rates will moderately reduce interest income on these cash and cash equivalents, while increases in short-term interest rates will moderately increase the interest income earned on these cash and cash equivalent balances.
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
Consolidated Statements of Members' Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
In connection with the preparation of this Annual Report on Form 10-K, each Registrant’s management, under the supervision and with the participation of such Registrant’s Principal Executive Officer (PEO) and Principal Financial Officer (PFO), evaluated the effectiveness of the design and operation of such Registrant’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2025. Based upon this evaluation, the PEO and the PFO of each Registrant have concluded that these disclosure controls and procedures are effective to provide reasonable assurance that material information relating to each Registrant and its subsidiaries that is required to be disclosed in reports filed with, or submitted to, the SEC under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms, and (ii) is accumulated and communicated to management, including its PEO and PFO, as appropriate to allow timely decisions regarding required disclosure.

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
The Registrants’ management has assessed the effectiveness of the Registrants’ internal control over financial reporting as of December 31, 2025. In making this assessment the Registrants used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework (2013).” These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. Each Registrant’s assessment included documenting and evaluating the effectiveness of its internal control over financial reporting. Based on this evaluation, the person serving as each Registrant’s PEO and PFO has concluded that such Registrant’s internal controls were effective as of December 31, 2025.
Changes in Internal Control over Financial Reporting
During the fourth quarter of 2025, there were no changes in the internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Registrant's internal control over financial reporting.
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

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Prosper Marketplace, Inc.
Executive Officers, Directors and Key Employees
The following table sets forth information about PMI’s executive officers and directors as of the date of this Annual Report on Form 10-K:

Name	Age	Position(s)
David Kimball	55	Chief Executive Officer and Chairman of the Board
Usama Ashraf	49	President and Chief Financial Officer
Edward R. Buell III	46	General Counsel, Secretary and Chief Compliance Officer
Pete Woodhouse	60	Chief Technology Officer
Allyson Bryant [1]	41	Vice President of Product and Marketing (until March 31, 2026)
Richard Brown	53	Vice President of People and Places
Claire A. Huang	63	Director
Thomas R. Kearney	67	Director
Peter J. deSilva	64	Director
(1) On March 13, 2026, Ms. Bryant submitted her resignation from PMI, effective March 31, 2026.
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
Usama Ashraf has served as PMI’s President since March 2021 and as its Chief Financial Officer since February 2017. He is currently responsible for Prosper's credit card business and finance, capital markets, risk, collections, and business intelligence functions. He also currently serves as President, Chief Financial Officer, Treasurer and a director of PFL. Prior to joining PMI, from February 2016 to February 2017, Mr. Ashraf served as Deputy Chief Financial Officer and Treasurer at Annaly Capital Management, Inc. (“Annaly”). Prior to his time at Annaly, Mr. Ashraf worked at United Services Automobile Association (“USAA”), where he served as Corporate Treasurer from November 2014 to February 2016 and Assistant Corporate Treasurer from January 2014 to October 2014. Before joining USAA, Mr. Ashraf spent 13 years at CIT Group, where he held various positions in the Treasury and Corporate M&A departments, most recently serving as Deputy Treasurer with responsibility for the firm’s Treasury activities in the United States. He started his career in the investment banking division of Citigroup focused on M&A. Mr. Ashraf received a B.S. in Economics, with concentrations in Finance and Accounting, from The Wharton School of the University of Pennsylvania.
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
Allyson Bryant has served as PMI’s Vice President of Product and Marketing since January 2025. Ms. Bryant has held several product management roles at PMI, including as PMI’s Vice President of Product since September 2020, Senior Director of Product Management from July 2018 through September 2020, and Director of Product Management from October 2017 through July 2018. Ms. Bryant also spent 6 years at PMI from September 2010 to January 2017 in product management roles, serving as PMI’s Director of Product Management from November 2014 to January 2017, Senior Product Manager from March 2012 to November 2014, and Product Manager from September 2010 to March 2012. Between her tenures at PMI, Ms. Bryant spent a year as the Vice President of Digital Product at Exchange Bank, a full-service community bank in Sonoma County, California. Ms. Bryant holds a Bachelor of Science in Biology from the University of California, Santa Barbara. On March 13, 2026, Ms. Bryant submitted her resignation as Vice President of Product and Marketing of PMI, effective March 31, 2026.

Richard “Jared” Brown has served as PMI’s Vice President of People and Places since June 2016. Prior to that, Mr. Brown served in the position of Sr. Director of HR for PMI from August 2015 until June 2016. Prior to his time at PMI, Mr. Brown spent 7 years at Peet’s Coffee & Tea in multiple roles in human resources and leadership development, including as a Senior Director of Human Resources and Development. Prior to his time at Peet’s Coffee & Tea, Mr. Brown also held human resources and development roles at Gap Inc. and American Express. Mr. Brown holds a Bachelor of Arts in English from the University of Utah.
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
Thomas R. Kearney was appointed as a director of PMI in May 2020. Mr. Kearney is currently a member of the Board of Directors and Finance Committee of the Plattsburgh College Foundation (“PCF”), a non-profit organization affiliated with the State University of New York at Plattsburgh. Additionally, he is PCF Finance Committee Chair and a member of the PCF Board Executive Committee. Mr. Kearney is also a member of the Board of Directors of the YMCA of Greater San Francisco, a non-profit organization (“YGSF”). Additionally, he is YGSF Finance Committee Chair and a member of the YGSF Board Executive Committee. Mr. Kearney is a CPA with extensive technical accounting and auditing experience. He previously worked at PricewaterhouseCoopers LLP for nearly 35 years and served as Assurance Partner for 20 years. In this role, Mr. Kearney helped financial services clients navigate a wide range of complex financial instruments, credit arrangements and operational processes and controls. Prior to PwC, Mr. Kearney conducted periodic reserve reporting for the Federal Reserve Bank of San Francisco and assisted with the implementation of Regulation D and Contemporaneous Reserve Reporting. Mr. Kearney holds a B.S. in Accounting from State University of New York at Plattsburgh. PMI believes that Mr. Kearney’s financial, business, and regulatory expertise gives him the qualification and skills to serve as a director. Mr. Kearney qualifies as an “audit committee financial expert” under SEC guidelines.

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
Insider Trading Policy
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
ITEM 11. EXECUTIVE COMPENSATION
Prosper Marketplace, Inc. - Compensation Discussion and Analysis
Overview
This section describes PMI's executive compensation objectives, compensation-setting process, executive compensation components and significant 2025 compensation decisions for PMI's named executive officers (“NEOs”). The compensation provided to PMI's NEOs for 2025 is set forth in detail in the Summary Compensation Table and other tables and the accompanying footnotes and narrative that follow this section.
PMI's named executive officers for 2025 are as follows:
•David Kimball, our Chief Executive Officer;
•Usama Ashraf, our President and Chief Financial Officer;
•Pete Woodhouse, our Chief Technology Officer;
•Edward R. Buell III, our General Counsel, Secretary and Chief Compliance Officer; and
•Allyson Bryant, our Vice President of Product and Marketing.
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
Role of Management. In setting 2025 compensation, PMI's Chief Executive Officer worked closely with the Compensation Committee in making recommendations and attending Committee meetings. Because of his daily involvement with PMI's executive team, the Chief Executive Officer was involved in the determination of compensation for all of PMI's executive officers other than himself. The Compensation Committee also delegated to the Chief Executive Officer the authority to make compensation decisions for senior management and executive officers (other than the Chief Executive Officer, Chief Financial Officer and President), subject to certain compensation limits set by the Compensation Committee.

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
Base Salary
Base salary is a fixed amount and is not tied to any metric relating to the performance of PMI's business as a whole. The base salary of each executive officer is initially established in the executive officer's offer letter and reviewed annually by the Compensation Committee. In determining base salaries for 2025, PMI's Compensation Committee, together with the Chief Executive Officer, considered the individual executive officer's scope of responsibilities, contributions, prior salary level and position (in case of a promotion), and financial and market conditions.
The following table summarizes information regarding the base salaries for PMI's named executive officers for 2025:

2025 Base Salaries
David Kimball [1]	$641,700
Usama Ashraf [2]	$523,193
Pete Woodhouse [3]	$444,015
Edward R. Buell III [4]	$391,230
Allyson Bryant	$338,445
1.In March 2025, PMI’s Compensation Committee reviewed executive base salaries and decided to increase Mr. Kimball’s annual base salary from $620,000 to $641,700.
2.In March 2025, PMI’s Compensation Committee reviewed executive base salaries and decided to increase Mr. Ashraf’s annual base salary from $505,500 to $523,193.
3.In March 2025, Mr. Woodhouse’s base salary was increased from $429,000 to $444,015.
4.In March 2025, Mr. Buell’s base salary was increased from $378,000 to $391,230.
Cash Bonuses
PMI uses cash bonuses primarily to motivate and retain senior management leaders that are critical to advancing the Company's short-term and long-term strategic goals. We base annual NEO bonuses on both the achievement of certain Board-approved performance objectives as well as other factors.
In January 2026, the Compensation Committee reviewed the Company’s performance and progress towards the established 2025 objectives, and approved a bonus award of up to 100% of the annual target bonus amount for each NEO.
The amounts and terms of the bonuses approved for each of our NEOs for 2025 are disclosed below, in the sections titled “Summary Compensation Table” and “Narrative Discussion of the Summary Compensation Table and Grants of Plan-Based Awards Table.”
Long-Term Incentives
Equity Compensation. PMI has used stock options and restricted stock units (“RSUs”) as the principal components of its executive long-term incentive equity compensation. Consistent with its compensation objectives, PMI believes this approach aligns the interests of its grantees with the long-term interests of PMI’s stockholders. PMI believes that stock options and RSUs also serve as effective retention tools due to vesting requirements that are based on continued service with the company. In granting equity awards, PMI has customarily considered, among other things, the executive officers' cash compensation, the need to retain and motivate executive officers and to create a meaningful opportunity for reward predicated on the creation of long-term stockholder value, PMI's financial results, and each executive officer's individual contributions and responsibilities. The amounts and terms of the awards granted to each such NEO in 2025 are disclosed in the 2025 Grants of Plan-Based Awards table and accompanying footnotes to the table of Outstanding Equity Awards at 2025 Fiscal Year End.
Long-Term Cash Incentive Compensation. PMI’s Long-Term Cash Incentive Plan (“LTCIP”) is designed to reward our executives, including our named executive officers, for the achievement of strategic and operational objectives and the creation of long-term value. Under the LTCIP, eligible executive officers and vice presidents receive long-term cash incentive awards based on their performance during pre-established rolling two-year periods, the most recent of which ran from January 1, 2024 to December 31, 2025 (the “2024-2025 Performance Period”). Pursuant to the LTCIP, payments will be made by

March 15, following the end of a performance period, unless otherwise determined by the Compensation Committee. The incentive targets range from 75% to 150% of the participant’s base salary, unless otherwise determined by the Compensation Committee. PMI’s executive officers and vice presidents are eligible to participate in the LTCIP if, as of March 15th of a calendar year following the end of a performance period, they have been employed with PMI for at least three years, are currently full or part time employees of PMI, and are in good standing. PMI believes that the LTCIP will complement its annual equity awards by focusing its senior executives on specific long-term financial performance goals, while providing an opportunity for more immediate liquidity. In January 2026, the Compensation Committee considered the Company’s performance and progress towards its established objectives during the 2024-2025 Performance Period, and approved a payout of up to 80% of the LTCIP incentive target amount for each NEO. The amounts of the LTCIP awards earned by eligible NEOs in connection with the 2024-2025 Performance Period are set forth in the “Summary Compensation Table” below.
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
Other Compensation Information
Benefits Programs
PMI’s employee benefit programs, including its 401(k) plan, health and welfare programs, and incentive programs, including the 2015 Equity Incentive Plan, the 2025 Equity Incentive Plan, and the Long-Term Cash Incentive Plan, are designed to provide a competitive level of benefits to PMI’s employees generally, including its named executive officers and their families.
PMI’s 401(k) plan covers all employees meeting certain eligibility requirements. The 401(k) plan is designed to provide tax-deferred retirement benefits in accordance with the provisions of Section 401(k) of the Internal Revenue Code. Eligible employees are allowed to contribute a percentage of their eligible compensation to the 401(k) plan, up to the annual maximum as determined by the Internal Revenue Service, and PMI may make discretionary matching contributions of a portion of the employees’ eligible wage deferrals, subject to certain limitations and conditions. On January 1, 2024, PMI temporarily suspended its discretionary matching contributions. As a result, during the year ended December 31, 2025, PMI did not contribute any funds to the 401(k) plan. Beginning on January 1, 2026, PMI reinstated its discretionary matching contributions.

All full-time employees, including PMI’s named executive officers, may participate in its health and welfare benefit programs, including a health and wellness stipend, medical, dental and vision care coverage, disability insurance and life insurance.
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
In addition, PMI entered into severance and change in control agreements with each of Messrs. Kimball and Ashraf in November 2020 and with Mr. Woodhouse in February 2022, the terms and conditions of which restate and replace any severance arrangements set forth in their respective offer letters. Under the severance and change in control agreements signed by each of Messrs. Kimball, Ashraf, and Woodhouse, each would be entitled to the following in the event that such officer’s employment is terminated by PMI without “cause” or by the applicable officer for “good reason” (each as defined in the severance agreement) and the officer meets certain tenure requirements as of the date of such termination: (i) a lump sum severance payment equal to one year base salary; (ii) any unpaid annual bonus and long-term cash incentive award for the year(s) preceding the year of termination; (iii) continued coverage for the participants and eligible dependents pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA”), for 12 months, unless such coverage is earlier terminated in accordance with the terms of the severance and change in control agreement; (iv) a pro-rated annual bonus payment for the year of termination; and (v) with respect to any long-term performance period under the LTCIP that commenced more than one year prior to the executive’s termination date, a pro-rated long-term cash incentive payment for the performance period in which the termination occurs. In the event that Messrs. Kimball, Ashraf, or Woodhouse is terminated by PMI or its successor without cause or by the applicable officer for good reason and such termination occurs within 24 months following a change in control of PMI, then, subject to certain tenure requirements, such officer would be entitled to receive the severance set forth in items (i) through (iii) above, as well as such officer’s (x) target annual bonus for the year of termination; and (y) their target long-term cash incentive payment for the year of termination. Receipt of these severance benefits is conditioned on the officer’s signing a release of claims in favor of PMI.
PMI also entered into a change in control severance agreement with Mr. Buell and Ms. Bryant in May 2025. Under the severance agreements signed by Mr. Buell and Ms. Bryant, each would be entitled to the following in the event that the officer’s employment is terminated by PMI or its successor without cause or by the applicable officer for good reason and such termination occurs within 24 months following a change in control of PMI: (i) a lump sum severance payment equal to one year base salary; (ii) any unpaid annual bonus and long-term cash incentive award for the year(s) preceding the year of termination; (iii) continued coverage for the participants and eligible dependents pursuant to COBRA for 12 months, unless such coverage is earlier terminated in accordance with the terms of the change in control severance agreement; (iv) the applicable officer’s target annual bonus for the year of termination; and (v) the applicable officer’s target long-term cash incentive payment for the year of termination. Receipt of these severance benefits is conditioned on the officer’s signing a release of claims in favor of PMI or its successor, as applicable, and subject to certain tenure requirements as set forth in the change in control severance agreement.
For additional information regarding these arrangements, see “Potential Payments Upon Termination or a Change in Control of PMI” below.
Compensation Risk Assessment
PMI's management evaluates and mitigates any risk that may exist relating to its compensation plans, practices and policies for all employees, including PMI's NEOs. PMI's management has concluded that PMI's compensation policies and practices do not create or promote inappropriate or excessive risk taking.

Summary Compensation Table
The following table provides information regarding the compensation earned during the years ended December 31, 2025, 2024 and 2023 by each of PMI’s named executive officers (in thousands):

	Year	Salary ($)	Bonus ($)	Option Awards ($) [1]	Non-Equity Incentive Plan Compensation ($) [2]	All Other Compensation ($) [3]	Totals ($)
Name and Principal Position
David Kimball	2025	$638	$638	$—	$740	$—	$2,016
Chief Executive Officer	2024	617	370	—	447	—	1,434
	2023	596	—	—	—	17	613
Usama Ashraf	2025	520	520	—	603	—	1,644
President and	2024	503	302	—	364	—	1,168
Chief Financial Officer	2023	485	—	—	—	17	501
Pete Woodhouse	2025	442	331	—	512	—	1,285
Chief Technology Officer	2024	427	192	—	307	—	926
	2023	410	—	—	—	17	427
Edward R. Buell III	2025	389	253	—	301	—	943
General Counsel, Secretary and	2024	376	147	—	181	—	704
Chief Compliance Officer	2023	363	—	—	—	17	380
Allyson Bryant	2025	337	219	41	260	—	857
Vice President of
Product and Marketing
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
3.“All Other Compensation” consists of compensation received from employer matching contributions to PMI’s 401(k) plan. On January 1, 2024, PMI temporarily suspended its discretionary matching contributions. As a result, during the year ended December 31, 2025, PMI did not contribute any funds to the 401(k) plan. Beginning on January 1, 2026, PMI reinstated its discretionary matching contributions.
2025 Grants of Plan-Based Awards 1,2

The following table sets forth certain information regarding grants of plan-based awards to the listed PMI named executive officers during 2025 (dollar amounts in thousands, except per share information):

	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($) [3]
Allyson Bryant	3/22/2025	111,700	$0.59	$41
1.The following columns are intentionally omitted from this table: Estimated Future Payouts under Non-Equity Incentive Plan Awards, and Estimated Future Payouts under Equity Incentive Plan Awards.
2.The equity awards granted to NEOs in 2025 were granted under, and governed by the terms of, PMI's 2015 Equity Incentive Plan and the applicable award agreements. See the footnotes to the Outstanding Equity Awards at 2025 Fiscal Year-End table below for a description of the vesting schedule of the equity awards granted in 2025 and reported in the table above.

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
CEO Pay Ratio
In accordance with Item 402(u) of Regulation S-K, PMI is providing the following information for the year ended December 31, 2025:
•The median of total compensation of all employees, excluding our CEO: $165,103;
•The annual total compensation of our CEO: $2,016,167; and
•The ratio of CEO total compensation to median employee total compensation: 12.22 to 1.
Our CEO pay ratio information is a reasonable good faith estimate calculated in a manner consistent with the SEC pay ratio rules and methods for disclosure. In order to determine the median employee from a compensation perspective, PMI examined cash compensation (salary, wages and cash bonuses) paid for the 2025 calendar year for all employees, excluding our CEO, employed as of December 31, 2025 (the “Determination Date”). On the Determination Date, Prosper’s employee population consisted of 385 individuals, all of whom were located in the United States. This population consisted of our full-time, part-time, and temporary employees. We did not include any contractors or workers employed through a third-party provider in our employee population.
To identify the “median employee,” we utilized the amount of annualized earnings, wages and cash bonus our employees received, as reflected in our payroll records through the Determination Date and annualized such amounts for any individual hired during 2025. Once we identified our median employee, we combined all of the elements of such employee’s compensation for 2025 to determine the median employee total compensation in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K and compared such total compensation to the total compensation of PMI’s CEO, as reported in the Summary Compensation Table.
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
Edward R. Buell III. In September 2015, PMI entered into an offer letter with Mr. Buell in connection with his appointment as Compliance Counsel. In addition to his initial base salary and equity grant, Mr. Buell’s offer letter provided for (i) eligibility to receive an annual performance bonus in a target amount of 20% of his base salary; and (ii) eligibility to participate in the benefit programs generally available to employees of PMI. In June 2018, Mr. Buell was promoted to Chief Compliance Officer and Deputy General Counsel. In connection with this promotion, Mr. Buell’s annual performance bonus target was increased to 30% of his annual base salary and Mr. Buell was granted an option to purchase 149,700 shares of PMI's common stock at an exercise price equal to the fair market value of the common stock on the grant date. In March 2021, Mr. Buell was appointed as General Counsel and Secretary of PMI. In connection with this appointment, Mr. Buell: (i) is eligible to receive an annual performance bonus in a target amount of 65% of his base salary; and (ii) was granted options to purchase 756,638 shares of PMI's common stock at an exercise price equal to the fair market value of the common stock on the grant date.
In May 2025, PMI and Mr. Buell executed a change in control severance agreement. The terms of Mr. Buell’s change in control severance agreement are described under “Post-Employment Compensation” above.
Allyson Bryant. In August 2017, PMI entered into an offer letter with Ms. Bryant in connection with her appointment as its Director of Product Management. In addition to her initial base salary and equity grant, Ms. Bryant’s offer letter provided for (i) eligibility to receive an annual performance bonus in a target amount of 20% of her base salary beginning on January 1, 2018; and (ii) eligibility to participate in the benefit programs generally available to employees of PMI. In connection with subsequent promotions since her appointment as Director of Product Management in 2017, Ms. Bryant is currently eligible to receive an annual performance bonus in a target amount of 65% of her base salary.
In May 2025, PMI and Ms. Bryant executed a change in control severance agreement. The terms of Ms. Bryant’s change in control severance agreement are described under “Post-Employment Compensation” above.
Equity Incentive Plans
PMI grants equity awards primarily through its 2025 Equity Incentive Plan, which was approved by PMI's Board of Directors on April 7, 2025 (the “2025 Plan”). PMI also previously granted equity awards through its (i) Amended and Restated 2005 Stock Option Plan (as amended, the “2005 Plan”), and (ii) 2015 Stock Option Plan (as amended, the “2015 Plan” and collectively with the 2005 Plan and the 2025 Plan, the “Equity Plans”). The 2005 Plan was terminated, replaced and superseded by the 2015 Plan, and the 2015 Plan was terminated, replaced and superseded by the 2025 Plan.
Any awards granted under the 2015 Plan prior to its expiration remain in effect pursuant to their terms. Unless sooner terminated by PMI’s Board of Directors, the 2025 Plan will expire ten years from the date of its adoption, unless sooner terminated under the terms of the 2025 Plan. All stock options granted to NEOs are incentive stock options, to the extent permissible under the Internal Revenue Code, as amended. All equity awards to PMI’s employees and directors were granted at no less than the fair market value of its common stock on the date of each award. In the absence of a public trading market for PMI common stock, PMI’s Board of Directors, acting on its own or through the Compensation Committee, has determined the fair market value of its common stock in good faith based upon consideration of a number of relevant factors including the status of its development efforts, financial status and market conditions. See Item 15, “Notes to Consolidated Financial Statements.”
The 2015 Plan and 2025 Plan provide for grants in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, and unrestricted stock. Under the 2015 Plan and the 2025 Plan, incentive stock options may be granted solely to PMI’s employees, including officers. Awards other than incentive stock options may be granted to its directors, consultants or employees, including officers. The 2025 Plan is administered by PMI’s Board of Directors, which in turn has delegated authority to administer the plans to the Compensation Committee.
Shares of PMI’s common stock subject to options that have expired or otherwise terminate under the 2015 Plan without having been exercised in full will become available for grant under the 2025 Plan. Shares of PMI’s common stock issued under the 2025 Plan may include previously unissued shares or reacquired shares bought on the market or otherwise.
As of December 31, 2025, an aggregate of 90,807,132 options to purchase our common stock were outstanding or authorized for issuance under the Equity Plans. Of these outstanding and authorized options, a total of 76,886,581 options and 2,559,633 restricted stock units were outstanding under the Equity Plans and 11,360,918 equity awards were available for grant under the 2025 Plan. No equity awards are available for grant under the 2015 Plan. During the year ended December 31, 2025, an aggregate of 11,286,667 options and 500 RSUs granted under the Equity Plans either expired or were forfeited. As of December 31, 2025, 67,651,143 options under the Equity Plans were vested and outstanding and 55,936,490 were exercised.

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
Pursuant to Item 402(x) of Regulation S-K under the Exchange Act, we are providing the following information regarding awards granted to NEOs on the following dates:
•Consistent with our historical timing on annual equity awards, we granted share options to the following NEO on March 22, 2025, which was within four business days before the filing of our Annual Report on Form 10-K for the year ended December 31, 2024.

	Grant Date	Number of Securities Underlying the Award	Exercise Price of the Award ($/Sh)	Grant Date Fair Value of the Award (in thousands)	Percentage Change in Market Price[1]
Allyson Bryant	3/22/2025	111,700	$0.59	$41	—
1 As PMI’s securities are not publicly traded, there is no market price available for the period between March 25, 2025, the trading day ending immediately prior to the disclosure of the material nonpublic information, and March 27, 2025, the trading day beginning immediately following the disclosure of material nonpublic information.

Outstanding Equity Awards at 2025 Fiscal Year End
The following table sets forth certain information regarding outstanding equity awards granted to PMI’s named executive officers (“NEOs”) that remained outstanding as of December 31, 2025:

	Grant Date		Vesting Commencement Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) [1]
David Kimball	5/3/2016	2	3/18/2016	1,410,925	—	0.02	5/3/2026
	5/3/2016	3	3/18/2016					705,465
	6/17/2016	4	4/28/2016	2,115,703	—	0.02	6/17/2026
	3/17/2017	5	12/1/2016	21,156,579	—	0.02	3/17/2027
	3/20/2018	2	3/1/2018	2,535,292	—	0.02	3/20/2028
Usama Ashraf	3/17/2017	9	2/27/2017	3,397,242	—	0.02	3/17/2027
	11/7/2017	9	2/27/2017	402,758	—	0.02	11/7/2027
	3/20/2018	6	3/1/2018					1,784,793
	8/8/2018	9	7/1/2018	837,719	—	0.02	8/8/2028
	11/5/2019	9	11/5/2019	500,000	—	0.02	11/5/2029
	3/10/2021	9	3/1/2021	2,000,000	—	0.06	3/10/2031
	3/25/2022	9	12/16/2021	500,000	—	0.71	3/25/2032
	3/25/2022	9	2/3/2022	479,166	20,834	0.71	3/25/2032
Pete Woodhouse	8/10/2021	9	7/1/2021	5,584,793	—	0.24	8/10/2031
Edward R. Buell	6/17/2016	8	4/28/2016	30,325	—	0.02	6/17/2026
	3/17/2017	7	1/1/2017	37,800	—	0.02	3/17/2027
	3/17/2017	8	1/1/2017	30,250	—	0.02	3/17/2027
	3/20/2018	7	3/1/2018	114,875	—	0.02	3/20/2028
	3/20/2018	7	3/1/2018	125,000	—	0.02	3/20/2028
	8/8/2018	7	6/1/2018	149,700	—	0.02	8/8/2028
	5/7/2019	7	3/1/2019	55,850	—	0.02	5/7/2029
	11/5/2019	7	11/5/2019	300,000	—	0.02	11/5/2029
	3/10/2021	9	3/15/2021	756,638	—	0.06	3/10/2031
Allyson Bryant	11/7/2017	7	10/9/2017	148,535	—	0.02	11/7/2027
	8/8/2018	7	7/16/2018	149,700	—	0.02	8/8/2028
	11/5/2019	7	11/5/2019	500,000	—	0.02	11/5/2029
	3/10/2021	7	9/1/2020	149,700	—	0.06	3/10/2031
	3/25/2022	7	3/1/2022	104,718	6,982	0.71	3/25/2032
	3/21/2023	7	3/1/2023	76,793	34,907	0.35	3/21/2033
	3/22/2024	7	3/1/2024	48,868	62,832	0.40	3/22/2034
	3/22/2025	7	3/1/2025	—	111,700	0.59	3/22/2035
1.RSUs in each case that remained unvested as of December 31, 2025.
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
4.This option vests over three years, with 1/36 vesting on the one month anniversary of the applicable Vesting Commencement Date and 1/36 vesting each month thereafter, provided that, any unvested options will vest in full immediately prior to the effective time of a Corporate Transaction.
5.This option vests over three years, with 1/2 vesting on the first anniversary of the applicable Vesting Commencement Date and 1/48 vesting each month thereafter, provided that, any unvested options will vest in full immediately prior to the effective time of the Corporate Transaction.
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
7.This option vests over four years, with 1/4 vesting on the first anniversary of the applicable Vesting Commencement Date and 1/48 vesting each month thereafter.
8.This option vests over three years, with 1/36 vesting on the one month anniversary of the applicable Vesting Commencement Date and 1/36 vesting each month thereafter.
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
The following table sets forth information regarding equity awards held by PMI's named executive officers that were exercised, vested or settled during 2025 (dollar amounts in thousands):

	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting/Settlement ($)
David Kimball	—	—	—	—
Usama Ashraf	—	—	—	—
Pete Woodhouse	—	—	—	—
Edward R. Buell III	—	—	—	—
Allyson Bryant	—	—	—	—
Potential Payments Upon Termination or a Change In Control of PMI
The following table provides the estimated value of the payments that PMI would provide to its named executive officers in connection with a change in control of PMI and/or a termination of employment, including any options, RSUs and Stock Awards accelerated as a result of the change in control and/or termination. In determining amounts payable, we have assumed in all cases that the change in control or termination of employment, as applicable, occurred on December 31, 2025. With respect to a termination of employment, we have assumed in all cases that the termination was without cause.

Name	Cash Severance ($)	Number of Unvested Options (#)	Estimated Value of Unvested Options at December 31, 2025 ($)	Number of Unvested RSUs and Stock Awards (#)	Estimated Value of Unvested RSUs and Stock Awards at December 31, 2025 ($)	Healthcare Benefits ($)	Total Estimated Value ($)
	(dollar amounts in thousands)

David Kimball
Involuntary Termination or Resignation for Good Reason	1,727	—	—	—	—	28	1,755
Change in Control	—	—	—	705,465	543	—	543
Involuntary Termination or Resignation for Good Reason following Change in Control	2,684	—	—	—	—	28	2,712
Usama Ashraf
Involuntary Termination or Resignation for Good Reason	1,407	—	—	—	—	28	1,435
Change in Control	—	—	—	1,784,793	1,374	—	1,374
Involuntary Termination or Resignation for Good Reason following Change in Control	2,187	20,834	1	—	—	28	2,216
Pete Woodhouse
Involuntary Termination or Resignation for Good Reason	1,083	—	—	—	—	9	1,092
Change in Control	—	—	—	—	—	—	—
Involuntary Termination or Resignation for Good Reason following Change in Control	1,745	—	—	—	—	9	1,754
Edward R. Buell III
Involuntary Termination or Resignation for Good Reason	—	—	—	—	—	—	—
Change in Control	—	—	—	—	—	—	—
Involuntary Termination or Resignation for Good Reason following Change in Control	1,215	—	—	—	—	28	1,243
Allyson Bryant
Involuntary Termination or Resignation for Good Reason	—	—	—	—	—	—	—
Change in Control	—	—	—	—	—	—	—
Involuntary Termination or Resignation for Good Reason following Change in Control	1,050	—	—	—	—	28	1,078
Compensation Committee Interlocks and Insider Participation
During the fiscal year ended December 31, 2025, Claire A. Huang and Thomas R. Kearney served as members of the Compensation Committee. None of these directors is or has been an officer or employee of PMI at any time or had any relationship with PMI requiring disclosure by PMI under Item 404 of Regulation S-K. During the fiscal year ended December 31, 2025, none of PMI's executive officers served as a member of the Board of Directors or Compensation Committee (or other board committee serving an equivalent function) of any unrelated entity that had one or more of its executive officers serving on PMI’s Board of Directors or Compensation Committee (or other board committee serving an equivalent function).

Director Compensation
The following table shows compensation for the year ended December 31, 2025 to PMI’s directors who were not also named executive officers at the time they received compensation as directors (in thousands):

	Fees earned or paid in cash ($)	Equity awards ($)	Total ($)
Claire A. Huang	$85	—	$85
Thomas R. Kearney	$85	—	$85
Peter J. deSilva	$85	—	$85
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

    COMPENSATION COMMITTEE
Claire A. Huang, Chairwoman
Thomas R. Kearney
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Prosper Marketplace, Inc.
The following table sets forth information regarding the beneficial ownership of PMI’s Common Stock as of March 1, 2026, by:
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
Percentage ownership calculations are based on 330,539,135 shares of Common Stock outstanding as of March 1, 2026, assuming the conversion of all of PMI’s convertible preferred stock, but excluding any outstanding stock options or warrants. Each share of PMI preferred stock is convertible at any time at the discretion of the holder. Shares of PMI’s Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock, Series E Preferred Stock and Series F Preferred Stock convert into shares of PMI Common Stock at a ratio of 1 to 1. Shares of PMI’s Series A-1 Preferred Stock convert into shares of PMI Common Stock at a ratio of 1,000,000 to 1. Shares of PMI’s Series G Preferred Stock convert into shares of PMI common stock at a ratio of 1 to 1.36.
In computing the number of shares of Common Stock beneficially owned by a person or entity and the percentage ownership of that person or entity, PMI deemed outstanding all shares of Common Stock subject to options and warrants held by that person or entity that are currently exercisable or vesting within 60 days of March 1, 2026. PMI did not deem these shares outstanding for the purpose of computing the percentage ownership of any other person. Beneficial ownership representing less than 1.0% is denoted with an asterisk (*). Except as otherwise indicated in the footnotes to the table below, addresses of named beneficial owners and officers are in care of Prosper Marketplace, Inc., 221 Main Street, 3rd Floor, San Francisco, CA 94105.

	Number of Shares Owned[1]	Number of Shares Underlying Options, and Warrants Exercisable Currently or Within 60 Days[2]	Total Number of Shares Beneficially Owned[3]	Beneficial Ownership Percentage
Directors and Executive Officers
Thomas R. Kearney	20,000	980,000	1,000,000	*
Claire A. Huang	—	1,000,000	1,000,000	*
Peter J. deSilva	—	1,000,000	1,000,000	*
David Kimball	—	27,218,499	27,218,499	7.61%
Usama Ashraf	—	8,137,719	8,137,719	2.40%
Pete Woodhouse	—	5,584,793	5,584,793	1.66%
Edward R. Buell III	—	1,600,438	1,600,438	*
Allyson Bryant	122,140	1,234,166	1,356,306	*
All directors and executive officers as a group[4]	142,140	46,755,615	46,897,755	13.47%

5% Shareholders
Francisco Partners[5]	17,413,325	35,544,141	52,957,466	14.47%
Newport Trust Company[6]	51,247,915	—	51,247,915	15.50%
LPG Capital GP Limited[7]	50,776,886	—	50,776,886	15.36%
Soros Fund Management LLC[8]	52,338,026	—	52,338,026	15.83%
Accel Partners[9]	24,320,667	—	24,320,667	7.36%
IDG Capital Partners[10]	24,320,667	—	24,320,667	7.36%
JPF LLC[11]	—	41,833,904	41,833,904	11.23%
Rithm Capital Corp.[12]	1	41,833,904	41,833,905	11.23%
Third Point Ventures LLC[13]	—	41,833,904	41,833,904	11.23%
* Less than 1%
1.Includes shares of Common Stock (including Common Stock issuable upon the conversion of preferred stock) owned directly or indirectly, but does not include shares subject to options and warrants.
2.Includes shares subject to options or warrants owned directly or indirectly that are currently exercisable or will become exercisable within 60 days of March 1, 2026.
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
4.Consists of 46,755,615 shares of Common Stock issuable upon the exercise of stock options.
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

7.Represents 50,776,886 shares of Common Stock issuable upon the conversion of preferred stock held by LPG Capital through certain of its affiliates. LPG Capital is deemed to have voting and investment power over the shares. The address for LPG Capital is 199-203 Hennessy Road, Flat 1002, Hong Kong, China.
8.Consists of (i) 51,614,126 shares of Common Stock held by QPL Holdings (PF) LP, a Delaware limited partnership (the “QPL Shares”); and (ii) 723,900 shares of Common Stock held by Quantum Strategic Partners Ltd., a Cayman Islands exempted company (the “Quantum Strategic Shares”).
Soros Fund Management LLC (“SFM LLC”) serves as principal investment manager for QPL Holdings (PF) LP and Quantum Strategic Partners Ltd. As such, SFM LLC has been granted investment discretion over the QPL Shares and the Quantum Strategic Shares. George Soros serves as Chairman of SFM LLC and has sole discretion to replace FPR Manager LLC, the Manager of SFM LLC. The business address of SFM LLC is 250 West 55th Street, 29th Floor, New York, NY 10019.
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
10.Represents 3,498,765 shares of Common Stock and 4,722,733 shares of Common Stock issuable upon the conversion of preferred stock held by IDG Capital Partners through certain of its affiliates (“IDG Shares”); 5,703,470 shares of common stock and 7,245,859 shares of common stock issuable upon the conversion of preferred held by Accel Partners through certain of its affiliates (collectively, the “Accel Shares”); and 877,185 shares of Common Stock and 2,272,655 shares of Common Stock issuable upon the conversion of preferred stock held by Breyer Capital, LLC and James W. Breyer 2005 Trust dated 2/25/2005 (collectively, the “Breyer Shares”). IDG Capital Partners is deemed to have voting and investment power over the IDG Shares. IDG Capital Partners is an affiliate of Accel Partners and may also therefore be deemed to share voting and investment power over the Accel Shares. Mr. Breyer is a partner of Accel Partners, which is an affiliate of IDG Capital Partners, and therefore IDG Capital Partners may also be deemed to share voting and investment power over the Breyer Shares. IDG Capital Partners disclaims beneficial ownership of the Accel Shares and Breyer Shares except to the extent of its pecuniary interest therein. The address for IDG Capital Partners is 99 Queen’s Road Central, Room 5505, 55th Floor, The Center, Hong Kong, China.
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
13.Represents 41,833,904 shares of common stock issuable upon the exercise and conversion of the preferred stock warrant held by Third Point Ventures LLC. Third Point LLC, as investment manager of Third Point Ventures LLC, has voting power over such shares. The address for Third Point LLC is 55 Hudson Yards, New York, NY 10001.
Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth information, as of December 31, 2025, with respect to shares of PMI Common Stock that may be issued under PMI’s existing equity compensation plans.

	Number of shares of common stock to be issued upon exercise of outstanding options, warrants, RSUs and rights[1]	Weighted average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders:
Prosper Marketplace, Inc. 2015 Equity Incentive Plan, as amended	78,028,464	$0.16	—
Prosper Marketplace, Inc. 2025 Equity Incentive Plan	1,417,750	0.75	11,360,918

Equity compensation plans not approved by stockholders:
Outstanding common stock warrants	705,349	0.22	—
Total potential shares	80,151,563	$0.17	11,360,918
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
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Prosper Marketplace, Inc.
Agreements with PFL
On January 22, 2013, PMI entered into an Administration Agreement with PFL (as amended to date, the “PMI Administration Agreement”), pursuant to which PMI agreed to provide certain administrative services relating to the marketplace. Under the PMI Administration Agreement, PFL is required to pay PMI (a) Corporate Administration Fees of $500,000 per month, (b) a fee for each Borrower Loan originated through the marketplace, (c) 59.3% of all Servicing Fees collected by or on behalf of Prosper Funding, and (d) all nonsufficient funds fees collected by or on behalf of Prosper Funding. Following the execution of Amendment 7 to the PMI Administration Agreement in November 2025, PMI also reimburses PFL for all whole loan investor performance-based payments and transaction fee refunds issued by PFL each month.
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
Agreements with Significant Shareholders
On February 27, 2017, PFL entered into a Loan Purchase Agreement (the “Purchase Agreement”) with PF LoanCo Funding LLC, a Cayman limited liability company (the “Beneficiary”), and Wilmington Savings Fund Society, FSB, not in its individual capacity but solely in its capacity as trustee of PF LoanCo Trust, a New York common law trust (the “Trust”). The Purchase Agreement set forth the terms and conditions pursuant to which PFL would sell eligible personal loans in an aggregate amount of up to $5.0 billion to the Purchaser for the benefit of the Beneficiary. An aggregate of $3.3 billion of loans were purchased under the Purchase Agreement, which does not include $0.3 billion of Whole Loan purchases by members of the Consortium prior to the signing of the Purchase Agreement. The Consortium Purchase Agreement ended in May 2019.
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
Certain Relationships Among Directors and Officers
None.
Participation in Marketplace and Credit Card Cardholders
Certain of PMI’s executive officers, directors and certain affiliates, have opened investor accounts on the marketplace and have made deposits to and withdrawals from their accounts, and invested in portions of borrowers’ loan requests from time to time in the past via purchases of Notes, and may do so in the future. The Notes and Borrower Loans were obtained on terms and conditions that were not more favorable than those obtained by other investors.
Certain of PMI’s executive officers, directors and certain affiliates are Credit Card cardholders. The Credit Card was obtained on terms and conditions that were not more favorable than those obtained by other Credit Card cardholders.
93

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
94

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Prosper Marketplace, Inc. and Prosper Funding LLC
Deloitte & Touche LLP (“Deloitte”) served as PMI and PFL’s independent registered public accounting firm for the fiscal year ended December 31, 2025 and is serving in such capacity for the current fiscal year. Deloitte was engaged in October 2014.
The aggregate fees billed by Deloitte for professional services to PMI and PFL were $2.0 million and $2.2 million in December 31, 2025 and 2024, respectively.
Audit Fees
The aggregate fees billed by Deloitte for professional services rendered for PMI and PFL for the audit of annual financial statements, the review of the quarterly financial statements, and services that are normally provided in connection with statutory and regulatory filings or engagements were $2.0 million and $2.2 million in 2025 and 2024, respectively.
Audit Related Fees
There were no fees billed by Deloitte for professional assurance and related services reasonably related to the performance of the audit or review of the financial statements of PMI and PFL for the fiscal years 2025 and 2024 that are not already disclosed under “Audit Fees.”
Tax Fees
There were no fees billed by Deloitte for professional services rendered for tax compliance, tax advice, and tax planning for the fiscal years 2025 and 2024.
All Other Fees
Deloitte billed $2 thousand and $2 thousand, in 2025 and 2024, respectively, related to fees not included in “Audit,” “Audit Related Fees” or “Tax Fees.”
95

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Reports of Independent Registered Public Accounting Firms (PCAOB ID No. 34)
(a1) Report of Independent Registered Public Accounting Firm for PMI
(a2) Report of Independent Registered Public Accounting Firm for Prosper Funding LLC
(b) Documents List
96

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Prosper Marketplace, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Prosper Marketplace, Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, convertible preferred stock and stockholders' deficit, cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Valuation of Financial Instruments – Refer to Note 2 Summary of Significant Accounting Policies and Note 7, Fair Value of Assets and Liabilities, and as follows:

•Borrower loans, at fair value – Refer to Note 4 Borrower Loans and Notes, at Fair Value

•Servicing Assets – Refer to Note 6 Servicing Assets

•Credit Card Derivative, Receivable from Credit Card Partner and Credit Card Servicing Obligation Liability – Refer to Note 5. Credit Card

Critical Audit Matter Description

The Company measures the following financial instruments at fair value including borrower loans, servicing assets, credit card derivative, receivable from credit card partner and credit card servicing obligation. As of December 31, 2025, borrower loans were $309.7 million, servicing assets were $17.4 million, credit card derivative was $48.3 million, receivable from credit card partner was $99.9 million and the credit card servicing obligation liability was recorded within other liabilities. The Company estimates the fair values of these financial instruments using discounted cash flow valuation methodologies incorporating significant unobservable inputs and valuation assumptions that are reflective of management’s own estimates of assumptions that market participants would use in pricing the instruments and require significant management judgment. Significant unobservable inputs used in the valuation methodology of the servicing assets and credit card servicing obligation include the market servicing rate. For all of these financial instruments, significant unobservable inputs used in the valuation include discount rates, default rates and prepayment rates.

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

Valuation of Convertible Preferred Stock Warrant Liability – Refer to Note 2 Summary of Significant Accounting policies and Note 13 Convertible Preferred Stock, Convertible Preferred Stock Warrant Liability and Common Stock

Critical Audit Matter Description

Convertible preferred stock warrants are recorded at fair value and subject to remeasurement to fair value at each balance sheet date. As of December 31, 2025, convertible preferred stock warrant liability was $230.1 million. To estimate the fair value of the convertible preferred stock warrants, the Company determines the equity value using methods that may, include a discounted cash flow model, comparable public company analysis, and comparable acquisition analysis, which require significant management judgment. Additionally, management reviews and considers any recent transactions involving the Company's equity in determining whether such transactions should be considered in the valuation. Once the equity value has been estimated, an option pricing model is used to allocate the value to the various classes of equity, including preferred stock. The concluded per share value for the convertible preferred stock warrants is then determined using a Black-Scholes option pricing model.

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
March 26, 2026

We have served as the Company's auditor since 2014.

Prosper Marketplace, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31,
	2025	2024
Assets:
Cash and Cash Equivalents	$46,755	$30,334
Restricted Cash (1)	94,363	114,753
Accounts Receivable (1)	11,947	7,545
Borrower Loans, at Fair Value (1)	309,737	461,785
Receivable from Credit Card Partner, at Fair Value (1)	99,865	104,153
Property and Equipment, Net	45,097	44,273
Prepaid and Other Assets (1)	30,263	25,362
Credit Card Derivative	48,290	38,739
Servicing Assets	17,402	13,718
Goodwill	36,368	36,368
Total Assets	$740,087	$877,030
Liabilities, Convertible Preferred Stock and Stockholders' Deficit:
Accounts Payable and Accrued Liabilities	$73,692	$58,558
Payable to Investors	77,604	91,945
Notes, at Fair Value	243,900	283,030
Notes Issued by Securitization Trusts (1)	149,902	258,960
Term Loan	74,759	73,857
Other Liabilities (1)	34,778	33,749
Convertible Preferred Stock Warrant Liability	230,060	261,249
Total Liabilities	$884,695	$1,061,348
Commitments and Contingencies (see Note 17)
Convertible Preferred Stock – $0.01 par value; 444,760,848 shares authorized as of December 31, 2025 and December 31, 2024; 261,227,694 shares issued and outstanding as of December 31, 2025 and 209,613,570 shares issued and outstanding as of December 31, 2024. Aggregate liquidation preference of $414,019 as of December 31, 2025 and $370,456 as of December 31, 2024.	$396,556	$322,748
Less: Convertible Preferred Stock Held by Consolidated VIE (Note 13), 51,247,915 shares issued and outstanding as of December 31, 2025 and December 31, 2024.	(2,381)	(2,381)
Stockholders' Deficit:
Common Stock – $0.01 par value; 625,000,000 shares authorized; 79,138,710 shares issued and 78,202,775 shares outstanding as of December 31, 2025; 78,401,384 shares issued and 77,465,449 shares outstanding as of December 31, 2024.	307	300
Additional Paid-In Capital	164,240	162,643
Less: Treasury Stock	(23,417)	(23,417)
Accumulated Deficit	(679,913)	(644,211)
Total Stockholders' Deficit	$(538,783)	$(504,685)
Total Liabilities, Convertible Preferred Stock and Stockholders' Deficit	$740,087	$877,030
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

	December 31,
	2025	2024
Assets of consolidated VIEs, included in total assets above:
Restricted Cash	$11,892	$17,961
Accounts Receivable	1,376	1,019
Borrower Loans, at Fair Value	64,400	176,208
Receivable from Credit Card Partner, at Fair Value	99,865	104,153
Total assets of consolidated VIEs	$177,533	$299,341
Liabilities of consolidated VIEs, included in total liabilities above:
Notes Issued by Securitization Trusts	$149,902	$258,960
Other Liabilities	2,163	1,570
Total liabilities of consolidated VIEs	$152,065	$260,530
The accompanying notes are an integral part of these consolidated financial statements.

Prosper Marketplace, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2025	2024	2023
Revenues:
Operating Revenues:
Transaction Fees, Net	$233,385	$193,588	$127,838
Servicing Fees, Net	30,853	23,026	15,364
Loss on Sale of Borrower Loans	(55,212)	(45,316)	(12,380)
Other Revenues	9,315	7,773	6,108
Total Operating Revenues	218,341	179,071	136,930
Interest Income (Expense):
Interest Income on Financial Instruments	81,904	89,849	115,663
Interest Expense on Financial Instruments	(59,770)	(73,826)	(91,983)
Total Interest Income, Net	22,134	16,023	23,680
Change in Fair Value of Financial Instruments	(27,926)	(21,739)	(22,910)
Total Net Revenue	212,549	173,355	137,700
Expenses:
Origination and Servicing	48,490	47,628	46,669
Sales and Marketing	60,513	50,638	53,585
General and Administrative	88,076	73,472	85,533
Change in Fair Value of Convertible Preferred Stock Warrants	42,103	46,208	48,695
Impairment of Right-of-Use Lease Assets	—	—	196
Interest Expense on Term Loans	12,331	13,124	12,265
Other Income, Net	(3,430)	(3,752)	(2,859)
Total Expenses	248,083	227,318	244,084
Net Loss Before Income Taxes	(35,534)	(53,963)	(106,384)
Income Tax Expense	(168)	(116)	(78)
Net Loss	$(35,702)	$(54,079)	$(106,462)
Net Loss Per Share – Basic and Diluted	$(0.46)	$(0.70)	$(1.40)
Weighted-Average Shares – Basic and Diluted	77,860,750	77,226,337	76,092,569
The accompanying notes are an integral part of these consolidated financial statements.

Prosper Marketplace, Inc.
Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit
(in thousands, except share amounts)

	Convertible Preferred Stock		Convertible Preferred Stock Held by Consolidated VIE		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2022	209,613,570	$322,748	(51,247,915)	(2,381)	79,465,150	$267	(5,177,235)	$(23,417)	$158,814	$(483,670)	$(348,006)
Exercise of vested stock options	—	—	—	—	2,637,479	26	—	—	91	—	117
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,804	—	1,804
Net Loss	—	—	—	—	—	—	—	—	—	(106,462)	(106,462)
Balance at December 31, 2023	209,613,570	322,748	(51,247,915)	(2,381)	82,102,629	293	(5,177,235)	(23,417)	160,709	(590,132)	(452,547)
Exercise of vested stock options	—	—	—	—	540,055	7	—	—	11	—	18
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,923	—	1,923
Net Loss	—	—	—	—	—	—	—	—	—	(54,079)	(54,079)
Balance at December 31, 2024	209,613,570	$322,748	(51,247,915)	$(2,381)	82,642,684	$300	(5,177,235)	$(23,417)	$162,643	$(644,211)	$(504,685)
Exercise of vested stock options	—	—	—	—	737,326	7	—	—	40	—	47
Exercise of Series F convertible preferred stock warrant (Note 13)	51,614,124	73,808	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,557	—	1,557
Net Loss	—	—	—	—	—	—	—	—	—	(35,702)	(35,702)
Balance at December 31, 2025	261,227,694	$396,556	(51,247,915)	$(2,381)	83,380,010	$307	(5,177,235)	$(23,417)	$164,240	$(679,913)	$(538,783)
The accompanying notes are an integral part of these consolidated financial statements.

Prosper Marketplace, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2025	2024	2023
Cash Flows from Operating Activities:
Net Loss	$(35,702)	$(54,079)	$(106,462)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:
Change in Fair Value of Financial Instruments	27,926	21,739	22,910
Depreciation and Amortization	12,128	10,816	10,989
Amortization of Operating Lease Right-of-Use Asset	2,147	2,285	2,408
Impairment of Operating Lease Right-of-Use Asset	—	—	196
Recognition of Servicing Asset on Sale of Borrower Loans	(13,608)	(10,997)	(9,239)
Change in Fair Value of Servicing Assets and Liability	10,253	8,743	15,564
Stock-Based Compensation Expense	1,307	1,616	1,575
Change in Fair Value of Convertible Preferred Stock Warrants	42,103	46,208	48,695
Amortization of debt discount and debt issuance costs	3,786	4,283	3,971
Accrual of Payment-in-Kind Interest on 2022 Term Loan	—	1,292	1,527
Other, Net	950	1,289	370
Changes in Operating Assets and Liabilities:
Purchase of Loans Held for Sale at Fair Value	(2,487,702)	(2,054,646)	(1,921,129)
Proceeds from Sales and Principal Payments of Loans Held for Sale at Fair Value	2,589,232	2,235,519	1,989,170
Accounts Receivable	(4,402)	3	(4,061)
Prepaid and Other Assets	(4,926)	(3,868)	(15,267)
Credit Card Derivative	(10,252)	(9,139)	(561)
Accounts Payable and Accrued Liabilities	15,095	16,595	3,382
Payable to Investors	(14,342)	5,214	1,420
Other Liabilities	697	(868)	1,537
Interest payable	(349)	(2,054)	850
Net Cash Provided by Operating Activities	134,341	219,951	47,845
Cash Flows from Investing Activities:
Purchases of Borrower Loans Held at Fair Value	(164,625)	(186,073)	(232,306)
Proceeds from Sales and Principal Payments of Borrower Loans Held at Fair Value	184,864	196,567	191,077
Purchases of Credit Card Receivables from Credit Card Partner	(75,181)	(106,161)	—
Principal Payments on Credit Card Receivable from Credit Card Partner	62,311	11,885	—
Purchases of Property and Equipment	(14,789)	(15,258)	(15,722)
Net Cash Used in Investing Activities	(7,420)	(99,040)	(56,951)
Cash Flows from Financing Activities:
Proceeds from Issuance of Notes Held at Fair Value	163,892	184,200	231,520
Payments of Notes Held at Fair Value	(183,753)	(195,169)	(188,670)
Principal Payments on Notes Issued by Securitization Trust	(110,834)	(174,326)	(34,701)
Proceeds from 2025 Term Loan (Note 11)	75,000	—	—
Principal payments on 2022 Term Loan (Note 11)	(75,512)	(2,500)	—
Payment for Debt Issuance Costs	(246)	(4,327)	(3,937)
Proceeds from Issuance of Securitized Notes (Note 7)	—	219,054	250,657
Proceeds from Warehouse Lines	—	—	48,478
Principal payments on Warehouse Lines	—	(28,601)	(111,732)
Extinguishment of Warehouse Line (Note 11)	—	(129,441)	(223,968)
Proceeds from Exercise of Stock Options	47	18	118
Proceeds from exercise of convertible preferred stock warrants	516	—	—
Net Cash Used in Financing Activities	(130,890)	(131,092)	(32,235)
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(3,969)	(10,181)	(41,341)
Cash, Cash Equivalents and Restricted Cash at Beginning of the Year	145,087	155,268	196,609
Cash, Cash Equivalents and Restricted Cash at End of the Year	$141,118	$145,087	$155,268

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$73,841	$84,461	$97,431
Cash Paid for Income Taxes (Note 15)	509	—	—
Cash paid for operating leases included in the measurement of lease liabilities	4,416	3,923	3,051
Non-Cash Investing Activity - Accrual for Property and Equipment, Net	2,587	2,525	1,468
Non-Cash Financing Activity - Accrual for Debt Issuance Costs	—	—	550

Reconciliation to Amounts on Consolidated Balance Sheets
Cash and Cash Equivalents	$46,755	$30,334	$34,970
Restricted Cash	94,363	114,753	120,298
Total Cash, Cash Equivalents and Restricted Cash	$141,118	$145,087	$155,268
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
A borrower who wishes to obtain a Borrower Loan through the marketplace must post a loan listing on the marketplace. Listings are allocated to one of two investor funding channels: (i) the “Note Channel,” which allows investors to commit to purchase Notes from PFL, the payments of which are dependent on PFL’s receipt of payments made on the corresponding Borrower Loan; and (ii) the “Whole Loan Channel,” which allows investors to commit to purchase 100% of a Borrower Loan directly from Prosper. As of December 31, 2025, the marketplace is open to investors in 31 states and the District of Columbia. Additionally, as of December 31, 2025, the marketplace is open to borrowers in 47 states and the District of Columbia. Currently our marketplace does not operate internationally.
In December 2021, the Company launched its Prosper Credit Card product in partnership with Coastal Community Bank (“Coastal”), through which eligible consumers are extended unsecured credit through Prosper-branded Credit Cards. In accordance with the Company’s program agreement with Coastal (“Credit Card Program Agreement”), the receivables associated with these Credit Cards are maintained on the balance sheet of Coastal up to a maximum committed amount. New customer accounts are then randomly designated as either Prosper Allocations or Coastal Allocations based on an approximate 95% to 5% split, respectively. These percentages may be subject to change based on the terms of the Credit Card Program Agreement, and accounts designated as Prosper Allocations may subsequently be sold or contributed to securitization transactions or other financing arrangements, thereby reducing the effective percentage of Prosper Allocations. Prosper and Coastal receive 100% of the interest income and are responsible for the credit losses on their allocated customer accounts. The Company pays Coastal a program fee based on the outstanding principal of Prosper Allocations, receives all non-interest fees and charges and is responsible for verified fraud losses across the entire portfolio and a portion of straight charge-off losses. Credit Card receivables are not available on the Company’s Personal Loan marketplace for investment purposes.
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
PMI did not have any items of other comprehensive income (loss) during any of the periods presented in the consolidated financial statements as of and for the years ended December 31, 2025, 2024 and 2023.
Notes Issued by Securitization Trusts are notes held by certain third-party investors pursuant to Prosper’s securitization transactions, and are distinguishable from the borrower payment dependent Notes available to investors through the Company’s Note Channel.

Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the related disclosures, including contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. These estimates, judgments and assumptions include but are not limited to the following: (i) the valuation of Borrower Loans and associated Notes, Receivable from Credit Card Partner, Credit Card Derivative, servicing rights and obligations and the loan trailing fee liability; and (ii) the accounting for the valuation allowance on deferred tax assets, stock-based compensation expense, Goodwill, Convertible Preferred Stock Warrant Liability, Transaction Fee refund liability, repurchase obligations and contingent liabilities. These judgments, estimates and assumptions are inherently subjective in nature and actual results may differ materially from these estimates and assumptions.
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
In November 2024, Prosper completed the PMCC 2024-1 Credit Card securitization transaction, which is more fully described in Note 7, Securitizations. Based on an analysis of the terms of that transaction, it was determined that the transfers of the underlying Credit Card receivables from Coastal to PMCC 2024-1 do not meet sale accounting requirements under ASC 860. In particular, as cardholders make additional draws on the Credit Cards associated with PMCC 2024-1, they lose their identity and become part of a larger outstanding balance. Further, the interests in the Credit Card receivables do not meet the definition of a participating interest given their lack of stated maturity dates, among other requirements. As a result, the Company derecognizes cash paid to Coastal for the transfer of the underlying Credit Card receivables, and has recorded an offsetting Receivable from Credit Card Partner on its consolidated balance sheets. Receivable from Credit Card Partner is secured by and effectively mirrors the value of the underlying Credit Card receivables.
Fair Value Measurement
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial instruments measured at fair value consist principally of Borrower Loans and Notes (Notes 4 and 7), Servicing Assets (Note 6), Receivable from Credit Card Partner (Notes 5 and 7), Credit Card Derivative and servicing obligation (Note 5) and Loan Trailing Fee Liabilities (Note 10). The Company believes that applying the fair value option to these financial instruments achieves consistent accounting for certain assets and liabilities and more accurately reflects their in-period economic performance as compared to alternate methodologies. In addition, the Convertible Preferred Stock Warrant Liability (Note 13) is recorded at fair value, as required by U.S. GAAP.

The estimated fair values of other financial instruments, including Cash and Cash Equivalents, Restricted Cash, Accounts Receivable, Accounts Payable and Accrued Liabilities, and Payable to Investors approximate their carrying values because of their short-term nature. The estimated fair values of the Term Loan (Note 11) and Notes Issued by Securitization Trusts (Note 7) do not approximate their carrying values due primarily to differences in the stated and market rates associated with these instruments.
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
As observable market prices are not available for the Borrower Loans, Notes, Servicing Assets, Receivable from Credit Card Partner and Credit Card Derivative, or for similar assets and liabilities, Prosper believes they should be considered level 3 financial instruments. Prosper primarily uses a discounted cash flow model to estimate their fair values, and key assumptions used in valuation include default rates and prepayment rates derived from market data and historical performance and discount rates based on estimates of the rates of return that investors would require when investing in financial instruments with similar characteristics.
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

Borrower Loans, Loans Held for Sale and Notes
Borrower Loans are funded either through the Note Channel or through the Whole Loan Channel. Through the Note Channel, Prosper purchases Borrower Loans from WebBank, then issues Notes and holds the Borrower Loans until maturity. The obligation to repay a series of Notes issued through the Note Channel is dependent upon the repayment of the associated Borrower Loan. Borrower Loans funded and Notes issued through the Note Channel are carried on Prosper’s consolidated balance sheets as assets and liabilities, respectively. Borrower Loans funded through the Whole Loan Channel are sold to unrelated third-party buyers and the outstanding balances of these loans are not presented on the Company’s consolidated balance sheets.
Until March 2024, Prosper used Warehouse Lines to purchase personal loans that could be subsequently contributed to securitization transactions or sold to investors. These personal loans were included in Loans Held for Sale, at Fair Value on the consolidated balance sheets. In September 2023 and March 2024, in connection with the securitization transactions discussed below, the Loans Held for Sale in these Warehouse Lines were fully contributed to the securitization entities or purchased by Prosper, and the outstanding balances of the Warehouse Lines were fully paid down. See Note 11, Debt, for more details on the termination of the Warehouse Lines.
In September 2023 and March 2024, Prosper closed two separate securitization transactions, PMIT 2023-1 and PMIT 2024-1, respectively, with personal loans previously funded through its PWIIT Warehouse Line and PWIT Warehouse Line, respectively. These newly formed securitization entities issued notes acquired by third parties and residual certificates acquired by PMI (the wholly owned parent of PFL, the sole sponsor of the securitizations). PMIT 2023-1 and PMIT 2024-1 are deemed consolidated VIEs, and as a result the Borrower Loans they hold are presented in Borrower Loans, at Fair Value, and the notes sold to third-party investors are included in Notes Issued by Securitization Trusts on the accompanying consolidated balance sheets. See Note 7, Securitizations, for additional disclosures related to these securitizations.
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
In March 2024, the Company executed an amendment to the Credit Card Program Agreement that revised the allocation of new customer accounts designated as Prosper Allocations and Coastal Allocations from 90% and 10%, respectively, to 95% and 5%, respectively. Additionally, the maximum outstanding Credit Card principal balance for Prosper Allocations was increased from $300 million to $350 million. These changes went into effect on April 1, 2024. In September 2024, the Company executed a second amendment to the Credit Card Program Agreement that temporarily increased the maximum outstanding Credit Card principal balance for Prosper Allocations from $350 million to $375 million through November 1, 2024. In December 2025, the Company executed a third amendment to the Credit Card Program Agreement that primarily (a) increases the maximum outstanding Credit Card principal balance for Prosper Allocations to $375 million, (b) reduces the program fee percentage that the Company pays to Coastal by 0.75% and (c) provides Coastal with the discretion to adjust the Coastal Allocation percentage anywhere between 0% and 5% with advance notice. The Credit Card Program Agreement term is scheduled to end on December 31, 2027, but will automatically renew for one-year periods thereafter, unless terminated by either party in accordance with the agreement.

Refer to Note 5, Credit Card, for additional details on revenues and expenses related to the Credit Card product, and to Note 8, Fair Value of Assets and Liabilities, for additional details related to the valuation methodology for the Credit Card Derivative.
Receivable from Credit Card Partner
In November 2024, Prosper closed a securitization transaction, PMCC 2024-1, with performing Credit Card receivables previously included within the Prosper Allocations on Coastal’s balance sheet. This securitization entity issued notes acquired by third parties, and a residual certificate to PMI, the sole sponsor of the securitization. PMCC 2024-1 is structured as a limited liability company in which PMI is the sole member, but was determined to be a VIE due to its lack of equity at risk. As PMI is considered the primary beneficiary of the VIE, it fully consolidates PMCC 2024-1 and all transactions between the two entities are eliminated. As discussed above, because the transfers of the underlying Credit Card receivables do not meet the requirements for sale accounting treatment under ASC 860, Transfers and Servicing, the Company has recorded a Receivable from Credit Card Partner on the consolidated balance sheets. Notes sold to third-party investors are included in Notes Issued by Securitization Trusts on the accompanying consolidated balance sheets.
The Company elected to carry the Receivable from Credit Card Partner at fair value, effectively consisting of the fair value of the underlying Credit Card receivables, in order to align with the measurement and presentation of the Borrower Loans and Credit Card Derivative. Prosper uses a discounted cash flow model to estimate the fair value of the securitization residual interest, given that the Company is the sole sponsor of the securitization and is entitled to all residual cash flows it generates. This involves utilizing certain assumptions similar to those used to value the Credit Card Derivative, including the discount and prepayment rates. Additional assumptions are adjusted to reflect the specific characteristics of the securitized Credit Card receivables, including the average portfolio interest rate and the default rate. The residual interest fair value is then added to the applicable securitization advance rate applied to the outstanding balance of the Credit Card receivables to calculate the estimated fair value of Receivable from Credit Card Partner. Changes in the fair value of the Receivable from Credit Card Partner are recorded in Changes in Fair Value of Financial Instruments on the consolidated statements of operations. See Note 5, Credit Card, and Note 7, Securitizations, for additional disclosures related to this securitization.
Charge-offs
Prosper places Borrower Loans on non-accrual status when they are 120 days past due. When a Borrower Loan is placed on non-accrual status, Prosper stops accruing interest and reverses all accrued but unpaid interest as of such date. Additionally, Prosper generally charges-off Borrower Loans when they are 120 days past due or reach the end of a settlement program. The fair value of loans 120 or more days past due generally consists of the expected recovery from debt sales in subsequent periods.
For Credit Cards, Prosper generally charges off the related receivable in the period the account becomes 180 days past due or reaches the end of a settlement program. Credit Card receivables in probate are generally charged off within a period not to exceed the end of the month in which the death notification is received, and Credit Card receivables in bankruptcy are generally charged off within a period not to exceed 60 days following receipt of the bankruptcy notification.
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
Term Loans
Prosper entered into a Credit Agreement, which provided for a Term Loan, with a third-party financial institution in November 2022. That Credit Agreement was terminated and the related Term Loan fully repaid in November 2025, when the Company entered into a new Credit Agreement and underlying Term Loan with a separate third-party financial institution. These agreements are fully described in Note 11, Debt. These Term Loans are carried at amortized cost, net of discounts, issuance costs and modification costs, which are subsequently amortized to Interest Expense on Term Loan over the life of the underlying agreements. Interest Expense on Term Loan is presented as a component of Expenses on the accompanying consolidated statements of operations.
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
Revenue Recognition
Revenue primarily results from Transaction Fees, Servicing Fees and Net Interest Income earned, partially offset by Loss on Sale of Borrower Loans. Fees include Transaction Fees for services performed on behalf of WebBank to originate a loan, as well as program fees generated from the Company’s Credit Card product. PMI also has other smaller sources of revenue reported as Other Revenues, including referral and incentive fees. Changes in Fair Value of Financial Instruments are included as a component of Total Net Revenue, and include changes in the fair value of Borrower Loans and Notes, Credit Card Derivative (including realized transactions) and Receivable from Credit Card Partner.

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
Transaction Fee Refunds
Prosper assumes WebBank’s obligation under Utah law to refund the pro-rated amount of any Transaction Fees collected in excess of 5% of Borrower Loan principal, in the event the underlying borrower prepays the loan in full before maturity. Liabilities under this obligation are estimated upon the origination of Borrower Loans and recorded within Accounts Payable and Accrued Liabilities on the accompanying consolidated balance sheets. The key assumptions used in the estimated refund liability include prepayment rates and default rates derived primarily from historical performance. Changes in the liability are recorded within Transaction Fees, Net on the accompanying consolidated Statements of Operations. Refer to Note 17, Commitments and Contingencies, for details on the amounts recorded under this obligation.
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
Loss on Sale of Borrower Loans
Prosper recognizes a Gain or Loss on Sale of Borrower Loans as the net proceeds received on a sale through the Whole Loan Channel, less the fair value of the Borrower Loans sold. The net proceeds of the sale represent the fair value of any assets obtained or liabilities incurred as part of the transaction, including, but not limited to Servicing Assets, retained securities, incentives and repurchase obligations provided or received at the time of sale. Due to market volatility and incentives offered by competitors, incentives provided to Whole Loan Channel buyers have increased in recent years.
Interest Income on Financial Instruments and Interest Expense on Financial Instruments
Prosper recognizes interest income on Borrower Loans and Receivable from Credit Card Partner using the accrual method based on the contractual interest rate to the extent the Company believes it to be collectible. The Company also records interest expense on the corresponding Notes, at Fair Value and Notes Issued by Securitization Trusts based on the contractual interest rates.

Other Revenues
Other Revenues consist primarily of credit referral fees. These fees are earned from partner companies for the referral of customers on the Company’s platform. The transaction price is a fixed amount per referral and is recognized by the Company upon a successful referral. Other revenues also include incentive fees related to the Company’s Credit Card program, net of any Credit Card network fees.
As of December 31, 2025, Prosper had no contract assets, contract liabilities or deferred contract costs. As of December 31, 2025, Prosper had no unsatisfied performance obligations related to Transaction Fees or Other Revenues.
Advertising Costs
Advertising costs are expensed when incurred and are included in “Sales and Marketing” expense in the accompanying Consolidated Statements of Operations. Prosper incurred advertising costs of $17.8 million, $13.7 million and $17.6 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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
Recent Accounting Pronouncements
Accounting Standards Issued, Recently Adopted by the Company
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which enhances effective tax rate reconciliation disclosure requirements and provides clarity to the disclosures of income taxes paid, income before taxes and provision for income taxes. The Company adopted this ASU for the full year ended December 31, 2025, on a prospective basis. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements. See Note 15, Income Taxes, for further detail.

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
In April 2025, the FASB issued ASU No. 2025-05, “Financial Instruments—Credit Losses (Topic 326): Practical Expedient for Estimating Expected Credit Losses on Current Receivables,” which provides a practical expedient for measuring expected credit losses on current accounts receivable and contract assets. The expedient allows an entity to assume that current economic conditions will remain unchanged for the remaining life of the asset when developing forecasts. The standard is effective for fiscal years beginning after December 15, 2025. The Company expects to elect this practical expedient for its short-term fee receivables and does not expect the adoption to have a material impact on its consolidated financial statements.
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
In December 2025, the FASB issued ASU No. 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements,” which clarifies the requirements for interim financial statements and notes. The amendments compile existing interim disclosure requirements into a comprehensive list within Topic 270 and introduce a disclosure principle requiring an entity to disclose events or changes occurring since the end of the most recent annual reporting period that have a material effect on the entity. For public business entities, the standard is effective for interim reporting periods within fiscal years beginning after December 15, 2027. Early adoption is permitted, and the amendments may be applied either prospectively or retrospectively. The Company is currently evaluating this ASU to determine its impact on the Company’s interim financial statements and related disclosures.
In December 2025, the FASB issued ASU No. 2025-12, “Codification Improvements,” which clarifies, corrects errors in, and makes minor improvements to a variety of Topics in the ASC. Key amendments include clarifications to the calculation of diluted earnings per share during loss periods, explicit permission for certain treasury stock retirement accounting methods, and refinements to disclosure requirements for lease receivables. The amendments are effective for all entities for annual periods beginning after December 15, 2026, and interim periods within those years. Early adoption is permitted on an issue-by-issue basis. The Company is currently evaluating this ASU, but does not expect the adoption to have a material impact on its consolidated financial statements or related disclosures.
Other recent accounting pronouncements issued by the FASB did not, or are not believed by management to, have a material impact on the Company’s present or future financial statements.

NOTE 3. PROPERTY AND EQUIPMENT, NET
Property and Equipment, Net consists of the following at the dates presented (in thousands):

	December 31,
	2025	2024
Internal-use software and website development costs	$87,842	$66,101
Operating lease right-of-use assets	22,690	22,690
Computer equipment	4,805	6,335
Office equipment and furniture	3,067	2,975
Leasehold improvements	7,183	7,143
Assets not yet placed in service	5,172	16,271
Property and equipment	130,759	121,515
Less: Accumulated depreciation and amortization	(85,662)	(77,242)
Total Property and Equipment, Net	$45,097	$44,273

Depreciation and amortization expense for Property and Equipment, Net for the years ended December 31, 2025, 2024 and 2023 was $12.1 million, $10.7 million and $10.9 million, respectively. These charges are included in Origination and Servicing and General and Administrative expenses on the consolidated statements of operations. Prosper capitalized internal-use software and website development costs in the amount of $14.5 million, $15.9 million and $14.9 million for the years ended December 31, 2025, 2024 and 2023, respectively. Additionally, disclosures around the operating lease right-of-use assets are included in Note 16, Leases.
NOTE 4. BORROWER LOANS AND NOTES, AT FAIR VALUE
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
As of December 31, 2025 and 2024, Borrower Loans and Notes were as follows (in thousands):

	Borrower Loans		Notes
	2025	2024	2025	2024
Aggregate principal balance outstanding	$324,505	$489,289	$256,929	$301,246
Fair value adjustments	(14,768)	(27,504)	(13,029)	(18,216)
Fair value	$309,737	$461,785	$243,900	$283,030
Borrower Loans
As of December 31, 2025, outstanding Borrower Loans had original terms to maturity of 24, 36, 48 or 60 months, had monthly payments with fixed interest rates ranging from 6.00% to 33.00% and had various original maturity dates through December 2030. At December 31, 2024, outstanding Borrower Loans had original terms to maturity of 24, 36, 48 or 60 months, had monthly payments with fixed interest rates ranging from 6.00% to 33.00% and had various original maturity dates through December 2029.
As of December 31, 2025, the Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $2.9 million and a fair value of $0.6 million. As of December 31, 2024, the Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $5.4 million and a fair value of $1.1 million. We place loans on non-accrual status when they are over 120 days past due. As of December 31, 2025 and 2024, Borrower Loans in non-accrual status had a fair value of $0.4 million and $0.6 million, respectively.

NOTE 5. CREDIT CARD
Credit Card Derivative
Prosper recognizes unrealized and settled gains and losses on the Credit Card Derivative within Change in Fair Value of Financial Instruments on the accompanying consolidated statements of operations. These settled gains and losses primarily consist of interest income and debt sales on charged off balances, less Coastal program fees, credit losses and fraud losses. For the years ended December 31, 2025, 2024 and 2023 the Company recognized $9.6 million, $13.3 million and $26.1 million of unrealized gains, respectively, from estimated fair value changes on the Credit Card Derivative. Changes from settled transactions underlying the Credit Card Derivative were losses of $10.3 million, $9.1 million and $0.6 million for the years ended December 31, 2025, 2024 and 2023, respectively. For the year ended December 31, 2024, the Company also recognized an $11.4 million reduction to the fair value of the Credit Card Derivative related to the underlying Credit Card receivables contributed to the PMCC 2024-1 securitization on November 1, 2024.
Receivable from Credit Card Partner
Fair value gains and losses on the Receivable from Credit Card Partner, which effectively consists of the underlying Credit Card receivables securitized through PMCC 2024-1 (as discussed at Note 2, Summary of Significant Accounting Policies, and at Note 7, Securitizations) are also recognized within Change in Fair Value of Financial Instruments. These gains and losses include changes related to estimated future cash flows, as well as actual charge-offs and debt sale recoveries. For the year ended December 31, 2025, the Company recognized fair value losses of $17.3 million related to the Receivable from Credit Card Partner, which primarily consisted of net charge-offs. For the year ended December 31, 2024, the Company recognized a fair value gain of $7.5 million gain upon the closing of the PMCC 2024-1 securitization on November 1, 2024, and a $1.9 million fair value gain subsequent to that date.
As of December 31, 2025 and 2024, the outstanding principal balance of Credit Card receivables held by PMCC 2024-1 was $90.1 million and $91.2 million, respectively.
Program Fees
The Company records revenue from various fees generated from the Credit Card program and PMCC 2024-1, including interchange fees, annual fees and late fees, net of a portion of the interchange fees that must be remitted to Coastal. These fees are included in Transaction Fees, Net on the accompanying consolidated statements of operations. For the years ended December 31, 2025 and 2024 these fees totaled $25.1 million and $24.1 million, respectively.
Servicing Obligation and Fees
Under the program agreement, Prosper is responsible for servicing the entire underlying Credit Card portfolio. Coastal pays the Company a 1% per annum servicing fee on the daily outstanding principal balance of receivables designated as Coastal Allocations, which is approximately 5% of the portfolio. To the extent these servicing fees do not exceed the market servicing rate a market participant would require to service the entire Credit Card portfolio, the Company records a servicing obligation liability and measures it at fair value through the servicing period. The net balance of this servicing obligation liability is included in Other Liabilities on the accompanying consolidated balance sheets (see Note 10, Other Liabilities). Changes in the fair value of the Credit Card servicing obligation liability are recorded in Servicing Fees, Net on the accompanying consolidated statements of operations, and totaled a $0.3 million loss, a $0.8 million gain and a $6.0 million loss for the years ended December 31, 2025, 2024 and 2023, respectively. No servicing asset or obligation is recognized for the Credit Card receivables securitized within PMCC 2024-1, which is a consolidated entity.

NOTE 6. SERVICING ASSETS
Prosper accounts for Servicing Assets at their estimated fair values with changes in fair values recorded in Servicing Fees, Net on the accompanying Consolidated Statement of Operations. The initial asset or liability is recognized in Gain (Loss) on the Sale of Borrower Loans on the consolidated statements of operations when the Company sells Borrower Loans to unrelated third-party buyers through the Whole Loan Channel and the servicing rights are retained. The Servicing Assets are measured at fair value throughout the servicing period. The Company recognized gains from the initial recognition of Servicing Assets on the sale of Borrower Loans in the amounts of $13.6 million, $11.0 million and $9.2 million for the years ended December 31, 2025, 2024 and 2023, respectively. These amounts are recorded in Loss on Sale of Borrower Loans on the Consolidated Statements of Operations, and are offset primarily by incentives provided to loan buyers at the time of sale.
As of December 31, 2025, Borrower Loans that were sold, but for which Prosper retained servicing rights, had a total outstanding principal balance of $3.8 billion, original terms to maturity of 24, 36, 48 or 60 months, monthly payments with fixed interest rates ranging from 5.75% to 33.00%, and various original maturity dates through December 2030. As of December 31, 2024, Borrower Loans that were sold, but for which Prosper retained servicing rights, had a total outstanding principal balance of $3.3 billion, original terms to maturity of 24, 36, 48 or 60, monthly payments with fixed interest rates ranging from 5.46% to 33.00%, and various original maturity dates through December 2029.
Contractually-specified personal loan servicing fees and ancillary fees totaling $40.8 million, $32.0 million and $30.9 million are included on the consolidated statements of operations in Servicing Fees, Net for the years ended December 31, 2025, 2024 and 2023, respectively.
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
In September 2025, as a result of an updated assessment of market rates, the Company lowered the estimated base market servicing rate used to value its Servicing Asset from 63.3 basis points to 59.3 basis points. This change resulted in a $1.5 million increase to Servicing Assets, Net at the date of the change in estimate, which is included in Total Net Revenues for the year ended December 31, 2025.
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
As of December 31, 2025 the outstanding principal and accrued interest of the 2023-1 Notes was $43.3 million, secured by an aggregate outstanding principal balance of $43.1 million of borrower loans, and approximately $5.4 million in cash collections held in collateral and reserve accounts included in Restricted Cash on the Consolidated Balance Sheets. As of December 31, 2024, the outstanding principal and accrued interest of these notes was $107.6 million, secured by an aggregate outstanding principal balance of $112.3 million of borrower loans included in Borrower Loans, at Fair Value on the Consolidated Balance Sheets, and approximately $10.1 million in cash collections held in collateral and reserve accounts included in Restricted Cash on the Consolidated Balance Sheets.

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
The notes under PMIT 2024-1 were issued in four classes: Class A in the amount of $105.2 million, Class B in the amount of $10.8 million, Class C in the amount of $10.3 million and Class D in the amount of $10.2 million (collectively, the “2024-1 Notes”). The Class A, Class B, Class C and Class D notes bear interest at fixed rates of 6.12%, 6.13%, 6.96%, 10.98%, respectively. The 2024-1 Notes are recorded at amortized cost, net of debt issuance costs incurred of $1.5 million. These debt issuance costs are deferred and amortized into interest expense over the contractual lives of the 2024-1 Notes using the effective interest method. As of December 31, 2025, the outstanding principal and accrued interest of the 2024-1 Notes was $25.1 million, secured by an aggregate outstanding principal balance of $25.4 million of borrower loans included in “Borrower Loans, at Fair Value” on the Consolidated Balance Sheets, and approximately $3.4 million in cash collections held in collateral and reserve accounts included in “Restricted Cash” on the Consolidated balance Sheets. As of December 31, 2024, the outstanding principal and accrued interest of the 2024-1 Notes was $71.9 million, secured by an aggregate outstanding principal balance of $74.3 million of borrower loans included in “Borrower Loans, at Fair Value” on the Consolidated Balance Sheets, and approximately $6.8 million in cash collections held in collateral and reserve accounts included in “Restricted Cash” on the Consolidated Balance Sheets.
Credit Card Securitization
PMCC 2024-1
In November 2024, PMI closed the PMCC 2024-1 Transaction, a securitization of Credit Card receivables previously classified as Prosper Allocations on Coastal’s balance sheet. Based on the terms of the underlying agreements, PMI and Coastal agreed to transfer Credit Card receivables with an aggregate outstanding principal balance of $90.9 million as of the established cutoff date of September 30, 2024, to the PMCC 2024-1 Transaction. On November 1, 2024, these Credit Card receivables, with an updated aggregate outstanding principal balance of approximately $94.7 million, along with associated interest receivable of $2.2 million, were transferred to the PMCC 2024-1 Transaction. PMCC 2024-1 issued notes and a residual certificate to finance the payment to Coastal for the transfer of the Credit Card receivables. The notes were sold to third-party investors, and the residual certificate was acquired by PMI, as the sole sponsor of the PMCC 2024-1 Transaction. In addition to the residual certificate, PMI’s continued involvement includes servicing responsibilities over the life of the underlying Credit Card receivables, including curing any Asset Deficiency (see below).
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
The notes under PMCC 2024-1 were issued in four classes: Class A in the amount of $46.3 million, Class B in the amount of $10.7 million, Class C in the amount of $11.1 million and Class D in the amount of $14.8 million (collectively, the “PMCC 2024-1 Notes”). The Class A, Class B, Class C and Class D notes bear interest at fixed rates of 6.15%, 7.15%, 10.05% and 14.64%, respectively. No principal payments will be due on the PMCC 2024-1 Notes for the first two years of the PMCC 2024-1 Transaction, though November 1, 2026, which is referred to as the revolving period. At the end of that two-year period, if the revolving period is not extended, the PMCC 2024-1 Transaction enters the amortization period, whereby the PMCC 2024-1 Notes will be repaid in accordance with a waterfall calculation, generally tied to the collections of the associated Credit Card receivables. Interest is payable monthly. These notes are recorded at amortized cost, net of original issue discounts totaling

$0.3 million. These discounts, along with debt issuance costs incurred of $2.2 million, are being deferred and amortized into interest expense over the two-year revolving period of the notes using the effective interest method. As of December 31, 2025, the outstanding principal and accrued interest of the PMCC 2024-1 Notes was $83.2 million, secured by a total outstanding balance of Credit Card receivables (inclusive of principal, interest and fees) of $94.3 million, and approximately $0.9 million in cash held in a reserve account and included in Restricted Cash on the consolidated balance sheets. As of December 31, 2024, the outstanding principal and accrued interest of the PMCC 2024-1 Notes was $83.2 million, secured by a total outstanding balance of Credit Card receivables (inclusive of principal, interest and fees) of $94.9 million, and approximately $0.9 million in cash held in a reserve account and included in Restricted Cash on the consolidated balance sheets. For the year ended December 31, 2025 and 2024, the Company recorded $16.7 million and $3.6 million, respectively, in Total Interest Income, Net related to the PMCC 2024-1 Credit Card receivables and Notes Issued by Securitization Trust.
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

NOTE 8. FAIR VALUE OF ASSETS AND LIABILITIES
Financial Instruments Recorded at Fair Value
For a description of the fair value hierarchy and an overview of Prosper’s fair value methodologies related to the Credit Card Derivative and Receivable from Credit Card Partner, see Note 2, Summary of Significant Accounting Policies. Refer to Note 4, Borrower Loans, Loans Held for Sale and Notes, at Fair Value, for further details on the methodologies utilized to value Borrow Loans and Notes issued through the Note Channel. The Convertible Preferred Stock Warrant Liability is valued using a Black-Scholes option pricing model. Refer to Note 13 for additional information. Prosper did not transfer any assets or liabilities in or out of level 3 during the years ended December 31, 2025 and 2024.
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
The following tables present the fair value hierarchy for assets and liabilities measured at fair value (in thousands):

Balance at December 31, 2025	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Borrower Loans, at Fair Value (Note 4)	$—	$—	$309,737	$309,737
Receivable from Credit Card Partner, at Fair Value (Note 5 and 7)	—	—	99,865	99,865
Servicing Assets (Note 6)	—	—	17,402	17,402
Credit Card Derivative (Note 5)	—	—	48,290	48,290
Total Assets	$—	$—	$475,294	$475,294
Liabilities:
Notes, at Fair Value (Note 4)	$—	$—	$243,900	$243,900
Convertible Preferred Stock Warrant Liability (Note 13)	—	—	230,060	230,060
Loan Trailing Fee Liability (Note 10)	—	—	3,328	3,328
Credit Card servicing obligation liability (Note 5)	—	—	9,276	9,276
Total Liabilities	$—	$—	$486,564	$486,564

Balance at December 31, 2024	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Borrower Loans, at Fair Value	$—	$—	$461,785	$461,785
Receivable from Credit Card Partner, at Fair Value (Note 5 and 7)	—	—	104,153	104,153
Servicing Assets	—	—	13,718	13,718
Credit Card Derivative (Note 5)	—	—	38,739	38,739
Total Assets	$—	$—	$618,395	$618,395
Liabilities:
Notes, at Fair Value	$—	$—	$283,030	$283,030
Convertible Preferred Stock Warrant Liability	—	—	261,249	261,249
Loan Trailing Fee Liability (Note 10)	—	—	3,004	3,004
Credit Card servicing obligation liability (Note 5)	—	—	8,947	8,947
Total Liabilities	$—	$—	$556,230	$556,230
As PMI’s Borrower Loans, Receivable from Credit Card Partner, Credit Card Derivative, Servicing Assets, Notes, Credit Card servicing obligation liability, loan trailing fee liability and Convertible Preferred Stock Warrant Liability do not trade in an active market with readily observable prices, the Company uses significant unobservable inputs to measure the fair value of these assets and liabilities. Financial instruments are categorized in the Level 3 valuation hierarchy based on the significance of unobservable factors in the overall fair value measurement. These fair value estimates may also include observable, actively quoted components derived from external sources. As a result, gains and losses for assets and liabilities within the Level 3 category may include changes in fair value that were attributable to both observable and unobservable inputs. Prosper did not transfer any assets or liabilities in or out of Level 3 for the year ended December 31, 2025 and 2024.
Significant Unobservable Inputs
The following tables present quantitative information about the ranges of significant unobservable inputs used for the Company’s Level 3 fair value measurements at December 31, 2025 and 2024:

	December 31,
	2025			2024
Borrower Loans and Notes:
Discount rate	5.0%	—	15.5%	5.7%	—	10.9%
Default rate	1.9%	—	14.5%	2.6%	—	22.6%
At December 31, 2025 and 2024, the discounted cash flow methodology used to estimate the Note fair values used the same projected cash flows as the related Borrower Loans.

	December 31,
	2025			2024
Servicing Assets:
Discount rate	15.0%	—	25.0%	15.0%	—	25.0%
Default rate	2.0%	—	15.0%	2.6%	—	22.6%
Prepayment rate	13.3%	—	35.6%	8.3%	—	29.8%
Market servicing rate (1) (2)	0.593%	—	0.842%	0.633%	—	0.842%
 (1) Servicing assets associated with loans enrolled in a relief program offered by the Company as of December 31, 2025 and 2024, were measured using a market servicing rate assumption of 84.2 basis points. This rate was estimated using a multiplier consistent with observable market rates for other loan types, applied to the base market servicing rate assumption.

(2) Excludes collection fees that would be passed on to a hypothetical third-party servicer. As of December 31, 2025 and 2024, the market rate for collection fees and non-sufficient fund fees was assumed to be 10 basis points and 7 basis points, respectively, for a weighted-average total market servicing rate of 69.3 basis points to 94.2 basis points and 70.3 basis points to 91.2 basis points, respectively.

	December 31,
	2025			2024
Loan Trailing Fee Liability:
Discount rate	15.0%	—	25.0%	15.0%	—	25.0%
Default rate	2.0%	—	15.0%	2.6%	—	22.6%
Prepayment rate	13.3%	—	35.6%	8.3%	—	29.8%

Ranges of inputs are not applied to the Credit Card Derivative and Credit Card servicing obligation liability, as they are valued at the portfolio level. Refer below for a summary of the significant unobservable inputs associated with those Level 3 fair value measurements.
Changes in Level 3 Fair Value Assets and Liabilities on a Recurring Basis
The following table presents additional information about Level 3 Borrower Loans, Loans Held for Sale and Notes measured at fair value on a recurring basis for the year ended December 31, 2025 and 2024 (in thousands):

	Assets		Liabilities
	Borrower Loans	Loans Held for Sale	Notes	Total
Fair Value at January 1, 2024	$545,038	$161,501	$(321,966)	$384,573
Purchase of Borrower Loans/Issuance of Notes	186,073	2,054,646	(184,200)	2,056,519
Principal repayments on Borrower Loans	(349,740)	(22,554)	195,169	(177,125)
Borrower Loans sold to third parties	(4,454)	(2,055,338)	—	(2,059,792)
Other changes	(1,550)	(303)	424	(1,429)
Change in fair value	(49,271)	(2,263)	27,543	(23,991)
Transfer of Loans Held for Sale to Borrower Loans upon PMIT 2024-1 Transaction, at Fair Value	135,689	(135,689)	—	—
Fair Value at December 31, 2024	$461,785	$—	$(283,030)	$178,755
Purchase of Borrower Loans/Issuance of Notes	164,625	2,487,702	(163,892)	2,488,435
Principal repayments on Borrower Loans	(283,762)	—	183,753	(100,009)
Borrower Loans sold to third parties	(2,632)	(2,487,702)	—	(2,490,334)
Other changes	(1,577)	—	474	(1,103)
Change in fair value	(28,702)	—	18,795	(9,907)
Fair Value at December 31, 2025	$309,737	$—	$(243,900)	$65,837
Effective March 28, 2024, the outstanding balance of Loans Held for Sale was reduced to zero following the contribution of loans held in consolidated warehouse trusts to the PMIT 2024-1 securitization transaction, which followed the PMIT 2023-1 securitization transaction in September 2023, as more fully described in Note 7, Securitizations. The Company has not designated any new personal loans as Loans Held for Sale since these transactions, other than loans that are purchased and immediately sold through the Whole Loan Channel. This movement of loans through the Whole Loan Channel is reflected in the accompanying consolidated statements of cash flows and the Level 3 tables above. Details on the fair value of the Servicing Asset associated with loans sold through the Whole Loan Channel are discussed below.
The following table presents additional information about the Level 3 Receivable from Credit Card Partner, measured at fair value on a recurring basis for the year ended December 31, 2025 (in thousands):

Receivable from Credit Card Partner
Fair Value at January 1, 2024	$—
Transfer of Credit Card principal and interest receivables upon securitization	96,907
Purchases of Credit Card principal receivables	9,254
Principal repayments on Credit Card receivables	(11,885)
Other changes	415
Change in fair value	9,462
Fair Value at December 31, 2024	$104,153
Purchases of Credit Card principal receivables	75,181
Principal repayments on Credit Card receivables	(62,311)
Other changes	160
Change in fair value	(17,318)
Fair Value at December 31, 2025	$99,865
The following table presents additional information about the Level 3 Servicing Assets measured at fair value on a recurring basis for the year ended December 31, 2025 and 2024 (in thousands):

Servicing Assets
Fair Value at January 1, 2024	$12,249
Additions	10,997
Less: Change in fair value	(9,528)
Fair Value at December 31, 2024	$13,718
Additions	13,609
Less: Change in fair value	(9,925)
Fair Value at December 31, 2025	$17,402
The following table presents additional information about the Level 3 Credit Card Derivative measured at fair value on a recurring basis for the year ended December 31, 2025 and 2024 (in thousands):

Credit Card Derivative
Fair Value at January 1, 2024	$36,848
Change in fair value	13,335
Reduction to fair value upon PMCC 2024-1 securitization (Notes 5 and 7)	(11,444)
Fair Value at December 31, 2024	$38,739
Change in fair value	9,551
Fair Value at December 31, 2025	$48,290
The following table presents additional information about the Level 3 Credit Card servicing obligation liability measured at fair value on a recurring basis for the year ended December 31, 2025 and 2024 (in thousands).

Credit Card Servicing Obligation Liability
Fair Value at January 1, 2024	$9,732
Reduction to fair value upon PMCC 2024-1 securitization (Note 5)	(2,846)
Other changes in fair value	2,061
Fair Value at December 31, 2024	$8,947
Change in fair value	329
Fair Value at December 31, 2025	$9,276
The following table presents additional information about the Level 3 Convertible Preferred Stock Warrant Liability measured at fair value on a recurring basis for the year ended December 31, 2025 and 2024 (in thousands):

Convertible Preferred Stock Warrant Liability
Fair Value at January 1, 2024	$215,041
Change in fair value	46,208
Fair Value at December 31, 2024	$261,249
Reclassification to Convertible Preferred Stock upon exercise of Series F Warrants (Note 13)	(73,292)
Change in fair value	42,103
Fair Value at December 31, 2025	$230,060
Loan Trailing Fee
The fair value of the Loan Trailing Fee represents the present value of the expected monthly Loan Trailing Fee payments, which takes into consideration certain assumptions related to expected prepayment rates and default rates using a discounted cash flow model. The assumptions used are the same as those used for the valuation of Servicing Assets, as described below.
The following table presents additional information about Level 3 Loan Trailing Fee Liability measured at fair value on a recurring basis for the year ended December 31, 2025 and 2024 (in thousands):

Loan Trailing Fee Liability
Balance at January 1, 2024	$2,942
Issuances	1,959
Cash payment of Loan Trailing Fee	(2,597)
Change in fair value	700
Balance at December 31, 2024	$3,004
Issuances	2,477
Cash payment of Loan Trailing Fee	(2,657)
Change in fair value	504
Balance at December 31, 2025	$3,328
Significant Recurring Level 3 Fair Value Input Sensitivity
Key economic assumptions and the sensitivity of the fair value to immediate changes in those assumptions at December 31, 2025 and 2024 for Borrower Loans are presented in the following table (in thousands, except percentages).

Borrower Loans	December 31, 2025	December 31, 2024
Fair value, using the following assumptions:	$309,737	$461,785
Weighted-average discount rate	8.53%	7.72%
Weighted-average default rate	11.79%	12.59%

Fair value resulting from:
100 basis point increase in discount rate	$307,014	$457,584
200 basis point increase in discount rate	304,354	453,483
Fair value resulting from:
100 basis point decrease in discount rate	$312,526	$466,090
200 basis point decrease in discount rate	315,384	470,502

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$307,253	$456,385
Applying a 1.2 multiplier to default rate	304,767	451,011
Fair value resulting from:
Applying a 0.9 multiplier to default rate	$312,219	$467,211
Applying a 0.8 multiplier to default rate	314,699	472,663
Key economic assumptions and the sensitivity of the fair value to immediate changes in those assumptions at December 31, 2025 and 2024 for Notes are presented in the following table (in thousands, except percentages).

Notes	December 31, 2025	December 31, 2024
Fair value, using the following assumptions:	$243,900	$283,030
Weighted-average discount rate	8.67%	7.70%
Weighted-average default rate	11.48%	13.25%

Fair value resulting from:
100 basis point increase in discount rate	$241,752	$280,451
200 basis point increase in discount rate	239,655	277,934
Fair value resulting from:
100 basis point decrease in discount rate	$246,096	$285,669
200 basis point decrease in discount rate	248,352	288,381

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$241,944	$279,718
Applying a 1.2 multiplier to default rate	239,987	276,422
Fair value resulting from:
Applying a 0.9 multiplier to default rate	$245,853	$286,358
Applying a 0.8 multiplier to default rate	247,806	289,702
Key economic assumptions and the sensitivity of the fair value to immediate changes in those assumptions at December 31, 2025 and 2024 for Servicing Assets is presented in the following table (in thousands, except percentages).

Servicing Assets	December 31, 2025	December 31, 2024
Fair value, using the following assumptions:	$17,402	$13,718
Weighted-average market servicing rate	0.598%	0.640%
Weighted-average prepayment rate	21.65%	18.70%
Weighted-average default rate	11.84%	14.03%

Fair value resulting from:
Market servicing rate increase of 0.025%	$16,398	$12,843
Market servicing rate decrease of 0.025%	18,405	14,593

Fair value resulting from:
Applying a 1.1 multiplier to prepayment rate	$16,949	$13,415
Applying a 0.9 multiplier to prepayment rate	17,863	14,026

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$17,114	$13,448
Applying a 0.9 multiplier to default rate	17,689	13,989
Key economic assumptions and the sensitivity of the fair value to immediate changes in those assumptions at December 31, 2025 for Receivable from Credit Card Partner is presented in the following table (in thousands, except percentages).

Receivable from Credit Card Partner	December 31, 2025	December 31, 2024
Fair value, using the following assumptions:	$99,865	$104,153
Discount rate on Credit Card receivable cash flows	23.15%	22.44%
Prepayment rate on Credit Card receivables	8.22%	8.14%
Default rate on Credit Card receivables	15.00%	14.80%

Fair value resulting from:
100 basis point increase in discount rate	$99,689	$103,923
200 basis point increase in discount rate	99,518	103,699
Fair value resulting from:
100 basis point decrease in discount rate	$100,045	$104,390
200 basis point decrease in discount rate	100,231	104,633

Fair value resulting from:
Applying a 1.1 multiplier to prepayment rate	$99,676	$103,911
Applying a 0.9 multiplier to prepayment rate	100,055	104,398

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$97,376	$101,503
Applying a 0.9 multiplier to default rate	102,459	106,916
Key economic assumptions and the sensitivity of the fair value to immediate changes in those assumptions at December 31, 2025 and 2024 for the Credit Card Derivative is presented in the following table (in thousands, except percentages).

Credit Card Derivative	December 31, 2025	December 31, 2024
Fair value, using the following assumptions:	$48,290	$38,739
Outstanding Credit Card Principal Balance, Prosper and Coastal Allocations	330,409	303,245
Discount rate on Prosper Allocations	23.15%	22.44%
Discount rate on Coastal Program Fee	23.15%	22.44%
Prepayment rate applied to Credit Card portfolio	8.22%	8.14%
Default rate applied to Credit Card portfolio	15.33%	15.65%

Fair value resulting from:
100 basis point increase in both discount rates	$47,654	$38,225
200 basis point increase in both discount rates	47,036	37,725
Fair value resulting from:
100 basis point decrease in both discount rates	$48,945	$39,269
200 basis point decrease in both discount rates	49,619	39,814

Fair value resulting from:
Applying a 1.1 multiplier to prepayment rate	$47,625	$38,210
Applying a 0.9 multiplier to prepayment rate	48,964	39,275

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$38,254	$29,252
Applying a 0.9 multiplier to default rate	58,663	48,556
Change in Estimate - Credit Card Derivative
Effective December 31, 2024, to calculate the relevant portfolio interest rate for the Credit Card Derivative valuation, the Company implemented a forward projection for the attrition of cardholders enrolled in hardship and settlement programs. These programs were launched in the second quarter of 2024 and management believes they should be segregated from the base population of cardholders for the purposes of analyzing the fair value of the Credit Card Derivative cash flows. The effect of this change in estimate increased the Credit Card Derivative by $4.5 million as of December 31, 2024.
Key economic assumptions and the sensitivity of the fair value to immediate changes in those assumptions at December 31, 2025 and 2024 for Credit Card servicing obligation liability is presented in the following table (in thousands, except percentages).

Credit Card servicing obligation liability	December 31, 2025	December 31, 2024
Fair value, using the following assumptions:	$9,276	$8,947
Discount rate on Credit Card portfolio servicing obligation	23.15%	22.44%
Prepayment rate applied to Credit Card portfolio	8.22%	8.14%
Default rate applied to Credit Card portfolio	15.33%	15.65%
Market servicing rate	2.00%	2.00%

Fair value resulting from:
Market servicing rate increase of 0.10%	$9,761	$9,415
Market servicing rate decrease of 0.10%	8,792	8,481

Fair value resulting from:
Applying a 1.1 multiplier to prepayment rate	$9,174	$8,849
Applying a 0.9 multiplier to prepayment rate	9,380	9,047

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$9,056	$8,730
Applying a 0.9 multiplier to default rate	9,501	9,170
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
Assets and Liabilities Not Recorded at Fair Value
The following tables present the fair value hierarchy for assets and liabilities not recorded at fair value (in thousands):

Balance at December 31, 2025	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Assets:
Cash and Cash Equivalents	$46,755	$46,755	$—	$—	$46,755
Restricted Cash - Cash and Cash Equivalents	92,854	92,854	—	—	92,854
Restricted Cash - Certificates of Deposit	1,509	—	1,509	—	1,509
Accounts Receivable	11,947	—	11,947	—	11,947
Total Assets	$153,065	$139,609	$13,456	$—	$153,065
Liabilities:
Accounts Payable and Accrued Liabilities	$56,501	$—	$56,501	$—	$56,501
Transaction Fee Refund Liability (Note 17)	17,191	—	—	17,191	17,191
Payable to Investors	77,604	—	77,604	—	77,604
Notes Issued by Securitization Trust	149,902	—	151,325	—	151,325
Term Loan (Note 11)	75,000	—	76,089	—	76,089
Total Liabilities	$376,198	$—	$361,519	$17,191	$378,710

Balance at December 31, 2024	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Assets:
Cash and Cash Equivalents	$30,334	$30,334	$—	$—	$30,334
Restricted Cash - Cash and Cash Equivalents	111,724	111,724	—	—	111,724
Restricted Cash - Certificates of Deposit	3,029	—	3,029	—	3,029
Accounts Receivable	7,545	—	7,545	—	7,545
Total Assets	$152,632	$142,058	$10,574	$—	$152,632
Liabilities:
Accounts Payable and Accrued Liabilities	$49,346	$—	$49,346	$—	$49,346
Transaction Fee Refund Liability (Note 17)	9,212	—	—	9,212	$9,212
Payable to Investors	91,945	—	91,945	—	91,945
Notes Issued by Securitization Trust	258,960	—	260,985	—	260,985
Term Loan (Note 11)	75,540	—	76,581	—	76,581
Total Liabilities	$485,003	$—	$478,857	$9,212	$488,069
The estimated fair values of Cash and Cash Equivalents, Restricted Cash, Accounts Receivable, Accounts Payable and Accrued Liabilities, Transaction Fee Refund Liability and Payable to Investors approximate their carrying values because of their short-term nature.

NOTE 9. GOODWILL
Prosper’s Goodwill balance of $36.4 million at December 31, 2025 did not change during the year ended December 31, 2025. The Goodwill is associated with the Company’s Personal Loan reporting unit, which has a negative carrying amount as of December 31, 2025. The Company recorded no goodwill impairment for the years ended December 31, 2025, 2024 and 2023.
NOTE 10. OTHER LIABILITIES
Other Liabilities consists of the following for the periods indicated (in thousands):

	December 31,
	2025	2024
Deferred revenue	$11,819	$8,501
Credit Card servicing obligation liability (Notes 5 and 8)	9,276	8,947
Operating lease liabilities (Note 16)	9,193	12,167
Loan trailing fee liability (Note 8)	3,328	3,004
Deferred income tax liability (Note 15)	839	808
Other	323	322
Total Other Liabilities	$34,778	$33,749
NOTE 11. DEBT
Term Loans
On November 14, 2022, the Company entered into a Credit Agreement (the “2022 Credit Agreement”) with a third-party financial institution, which provided for a $75.0 million senior secured credit facility (the “2022 Term Loan”), originally set to mature on November 14, 2026. Prior to that maturity date, on November 14, 2025, the Company entered into a new Credit Agreement (the “2025 Credit Agreement”) with a separate third-party financial institution. The 2025 Credit Agreement provides for a $75.0 million senior unsecured credit facility (the “2025 Term Loan”), maturing on November 14, 2030. Proceeds received from 2025 Term Loan were used to repay all of the outstanding principal and interest on the 2022 Term Loan, totaling $68.4 million, and the 2022 Credit Agreement was terminated at that time. Refer to the following sections for descriptions of key terms and features of the 2022 and 2025 Credit Agreements.
2022 Credit Agreement
Proceeds received from the 2022 Term Loan were net of a 2% original issue discount, and the Company also incurred approximately $0.4 million in initial debt issuance costs. Additional debt modification costs totaling approximately $0.8 million were subsequently incurred upon executing Amendments 1 and 2 of the 2022 Credit Agreement (see below). Both the original issue discount and the debt issuance and modification costs were being amortized over the life of the 2022 Term Loan to Interest Expense on Term Loan using the effective interest method. Upon the repayment of the 2022 Term Loan in November 2025, unamortized original issue discount and debt issuance and modification costs totaling $0.9 million were amortized into Interest Expense on Term Loan on an accelerated basis.
In June and November 2024, the Company signed Amendments 1 and 2, respectively, to the 2022 Credit Agreement, which primarily provided for temporary reductions in the minimum tangible net worth and minimum asset coverage ratios (see below) for specified periods. In exchange, the Company incurred the debt modification fees referenced above, and agreed to make quarterly $2.5 million principal repayments on the 2022 Term Loan, starting on December 31, 2024. The Company made four quarterly $2.5 million principal repayments prior to the full repayment in November 2025.
Following Amendment 2 to the 2022 Credit Agreement, borrowings under 2022 Term Loan accrued interest at the Secured Overnight Financing Rate (“SOFR”) plus 11.0% per annum. Interest was required to be paid in cash as incurred each month, and was recorded in Interest Expense on Term Loan on the Company’s consolidated statements of operations. The Company’s obligations under the 2022 Term Loan were guaranteed by its wholly-owned subsidiaries PHL and BillGuard, and were secured by a first priority, perfected lien on substantially all of the assets of PMI (subject to exclusions such as certain cash amounts and deposit accounts), PHL and BillGuard, as well as equity interests in all of PMI’s subsidiaries, with the exception of PGT.
The 2022 Credit Agreement contained a number of covenants that, among other things and subject to certain exceptions and thresholds, restricted PMI’s ability to incur certain new indebtedness; incur certain liens; sell or otherwise dispose of all or substantially all its assets; make loans, advances, and guarantees; and pay dividends or make other distributions on equity interests. In addition, the 2022 Credit Agreement contained certain financial covenants with which the Company was required to remain in compliance as of the last business day of each month during the life of the 2022 Term Loan:
•a minimum tangible net worth
•a minimum net liquidity
•a maximum leverage ratio
•a minimum asset coverage ratio
The Company was in compliance with all covenants for all applicable monthly periods through the termination date of November 14, 2025.
2025 Credit Agreement
Proceeds received from the 2025 Term Loan were net of $0.2 million in debt issuance costs, which are being amortized over the life of the 2025 Term Loan to Interest Expense on Term Loan using the effective interest method. The 2025 Credit agreement also provides the option to upsize the credit facility by up to $25.0 million upon the Company’s request and subject to lender approval. As of December 31, 2025, the Company had not exercised this option, and no amount was due under this incremental facility.
Borrowings under the 2025 Term Loan accrue interest at SOFR plus 7.0% per annum, and interest is payable in cash on a quarterly basis. The 2025 Term Loan is an unsecured senior credit facility.
The 2025 Credit Agreement contains a number of covenants that, among other things and subject to certain exceptions and thresholds, restrict the Company’s ability to incur new indebtedness (including finance leases); incur certain liens; and make fundamental changes to the business. In addition, the 2025 Credit Agreement contains certain financial covenants with which the Company must remain in compliance as of the last business day of each quarter during the life of the 2025 Term Loan:
•a minimum tangible net worth
•a minimum net liquidity
•a maximum leverage ratio
The Company is in compliance with all covenants as of December 31, 2025, as well as applicable quarterly periods for the year then ended. In addition, the Company believes it is in Compliance with all covenants through the date of issuance of these consolidated financial statements. The 2025 Credit Agreement also contains certain customary representations and warranties and affirmative covenants, and certain reporting obligations. The 2025 Term Loan lender will be permitted to accelerate all outstanding borrowings, terminate outstanding commitments and exercise other specified remedies upon the occurrence of certain events of default (subject to certain grace periods and exceptions), which include, among other things, payment defaults, breaches of representations and warranties, covenant defaults, certain cross-defaults to other indebtedness, certain events of bankruptcy and insolvency, certain judgments and change of control.
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
PWIT Warehouse Line
On January 19, 2018, Prosper, through PWIT, entered into a $100 million Warehouse Agreement with a national banking association. The PWIT Warehouse Agreement subsequently was amended in June 2018, May 2021 and May 2023, to increase the committed line of credit between two classes of loans with two separate lenders, adjust the interest rate and unused commitment fee, expand the eligibility criteria for unsecured consumer loans that could be financed through the PWIT Warehouse Line, reduce the advance rate and extend the term of the Warehouse Agreement.
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
All participating securities are excluded from basic weighted-average common shares outstanding. Prior to any conversion to common shares, each series of Prosper’s Convertible Preferred Stock is entitled to participate on an if-converted basis in distributions of earnings, when and if declared by the Board of Directors (the “Board”), that are made to common stockholders and consequently, these shares were considered participating securities. During the year ended December 31, 2025, 2024 and 2023, certain shares issued as a result of the early exercise of stock options which are subject to a repurchase right by PMI were entitled to receive non-forfeitable dividends during the vesting period and consequently, are considered participating securities.

Basic and diluted net income (loss) per share were calculated as follows for the periods presented (in thousands, except share and per share amounts):

	December 31,
	2025	2024	2023
Numerator:
Net Loss	$(35,702)	$(54,079)	$(106,462)
Denominator:
Weighted average shares used in computing basic and diluted net loss per share	77,860,750	77,226,337	76,092,569
Net Loss Per Share – Basic and Diluted	$(0.46)	$(0.70)	$(1.40)
The following common stock equivalents were excluded from the computation of diluted net income (loss) per share for the periods presented because including them would have been anti-dilutive (number of shares):

	December 31,
	2025	2024	2023
Excluded Securities:
Convertible Preferred Stock issued and outstanding	209,979,779	158,365,655	158,365,655
Stock options issued and outstanding	77,957,017	82,695,982	80,863,096
Warrants issued and outstanding	705,349	705,349	1,080,349
Series E-1 Convertible Preferred Stock warrants	35,544,141	35,544,141	35,544,141
Series F Convertible Preferred Stock warrants	126,106,580	177,720,704	177,720,704
Total Excluded Securities	450,292,866	455,031,831	453,573,945

NOTE 13. CONVERTIBLE PREFERRED STOCK, CONVERTIBLE PREFERRED STOCK WARRANT LIABILITY AND COMMON STOCK
Convertible Preferred Stock
Under PMI’s amended and restated certificate of incorporation, preferred stock is issuable in series and the Board of Directors is authorized to determine the rights, preferences, and terms of each series.
In January 2013, PMI issued and sold 69,340,760 shares of Series A Convertible Preferred Stock in a private placement at a purchase price of $0.29 per share for $19.8 million, net of issuance costs. In connection with that sale, PMI issued 25,585,910 shares at par value $0.01 per share of Series A-1 Convertible Preferred Stock to the holders of shares of PMI’s Convertible Preferred Stock that was outstanding immediately prior to the sale (“Old Preferred Shares”) in consideration for such stockholders participating in the sale. In connection with the Series A sale, Old Preferred Shares were converted into shares of Common Stock at a ratio of 1:1 if the holder of the Old Preferred Shares participated in the Series A sale or at a 10:1 ratio if the holder of the Old Preferred Shares did not participate. In addition, each such participating holder received a share of Series A-1 Convertible Preferred Stock for every dollar of liquidation preference associated with an Old Preferred Share held by such holder. Each share of Series A-1 preferred stock has a liquidation preference of $2.00 and converts into Common Stock at a ratio of 1,000,000:1. The Series A and Series A-1 Convertible Preferred Stock were sold in reliance on the exemption from the registration requirements of the Securities Act set forth in Section 4(2) of the Securities Act and Regulation D promulgated thereunder regarding sales by an issuer not involving a public offering.
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
On July 21, 2020, PGT entered into a Stock Transfer Agreement with a PMI investor to purchase 34,670,420 shares of Series A Convertible Preferred Stock and 16,577,495 shares of Series B Convertible Preferred Stock for nominal consideration. Upon execution of the Stock Transfer Agreement, these shares were purchased by a consolidated VIE of the Company, and thus the difference between the fair value of the repurchased stock and the purchase price is included in Convertible Preferred Stock Held by Consolidated VIE on PMI’s accompanying consolidated balance sheet as of December 31, 2025. These shares remain outstanding for legal purposes and retain their voting rights, but are excluded from the earnings per share calculation.
The number of authorized, issued and outstanding shares, their par value and liquidation preference for each series of Convertible Preferred Stock as of December 31, 2025 are disclosed in the table below (amounts in thousands, except share and par value amounts):

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
Dividends
Dividends on shares of the Series A, Series B, Series C, Series D, Series E-1, Series E-2, Series F, and Series G Convertible Preferred Stock are payable only if and when declared by the Board of Directors. No dividends will be paid with respect to the Common Stock until any declared dividends on the Convertible Preferred Stock have been paid or set aside for payment to the preferred stockholders. After payment of any such dividends, any additional dividends or distributions will be distributed among all holders of Common Stock and preferred stock in proportion to the number of shares of Common Stock that would be held by each such holder if all shares of preferred stock were converted to Common Stock at the then effective conversion rate. The Series A-1 convertible preferred shares have no dividend rights. To date, no dividends have been declared on any of PMI’s preferred stock or Common Stock.
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
Convertible Preferred Stock Warrant Liability
Series E-1 Warrants
In connection with the Settlement and Release Agreement dated November 17, 2016 among PMI, its wholly owned subsidiary PFL and Colchis, on December 16, 2016, PMI issued the First Series E-1 Warrant for 20,267,135 shares of Series E-1 convertible preferred stock. The Second Series E-1 Warrant for an additional 15,277,006 shares of Series E-1 Convertible Preferred Stock was granted on the signing of the Consortium Purchase Agreement on February 27, 2017. The Series E-1 warrants have an exercise price of $0.01 per share and expire ten years from the date of issuance in December 2026. Prosper recognized $6.0 million of expense and $7.1 million of expense from the re-measurement of the fair value of the warrants for the years ended December 31, 2025 and 2024, respectively. The expense resulting from remeasurement of the fair value of the warrants is recorded in Change in Fair Value of Convertible Preferred Stock Warrants on the consolidated statements of operations.
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
The Company determined the fair value of the outstanding Series E-1 preferred stock warrants utilizing the following assumptions as of December 31, 2025 and 2024:

	December 31,
	2025	2024
Volatility	57.0%	63.0%
Risk-free interest rate	3.50%	4.30%
Expected term (in years)	2.75	2.75
Dividend yield	—%	—%
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
Risk-Free Interest Rate: The risk-free interest rate is based on the U.S. Treasury yield in effect as of December 31, 2025, and for zero coupon U.S. Treasury notes with maturities approximately equal to the term of the warrant.
Expected Term: The expected term is the period of time for which the warrants are expected to be outstanding.
Dividend Yield: The expected dividend assumption is based on the Company’s current expectations about the Company’s anticipated dividend policy.
Series F Warrants
In connection with the Consortium Purchase Agreement on February 27, 2017, PMI issued warrants to purchase up to 177,720,706 shares of PMI's Series F Convertible Preferred Stock at $0.01 per share. The warrants expire ten years from the date of issuance in February 2027. On July 29, 2025, one warrant holder exercised warrants to purchase an aggregate of 51,614,124 shares of Series F Convertible Preferred Stock for cash proceeds of $0.5 million. The aggregate fair value of these warrants as of the date of the exercise was approximately $73.3 million, which was reclassified from Convertible Preferred

Stock Warrant Liability to Convertible Preferred Stock on the date of exercise. Refer to the table below for the fair value assumptions used to determine the fair value of the Series F Warrants on the date of exercise. Prosper recognized $36.1 million of expense and $39.1 million of expense from the re-measurement of the fair value of the warrants for the years ended December 31, 2025 and 2024, respectively. The expense resulting from changes in the fair value of the warrant is recorded through Change in Fair Value of Convertible Preferred Stock Warrants on the consolidated statements of operations.
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
The Company determined the fair value of the outstanding Series F Warrants utilizing the following assumptions as of December 31, 2025 and 2024:

	December 31,
	2025	2024
Volatility	57.00%	63.0%
Risk-free interest rate	3.50%	4.30%
Expected term (in years)	2.75	2.75
Dividend yield	—%	—%
The above assumptions were determined using the same criteria described above for the Series E-1 Warrants.
Common Stock
PMI, through its Amended and Restated Certificate of Incorporation, is the sole issuer of Common Stock and related options, RSUs and warrants. On February 16, 2016, PMI amended and restated its Certificate of Incorporation to, among other things, effect a 5-for-1 forward stock split. On September 20, 2017, PMI further amended its Amended and Restated Certificate of Incorporation to increase the number of shares of Common Stock authorized for issuance. The total number of shares of stock which PMI has the authority to issue is 1,069,760,848, consisting of 625,000,000 shares of Common Stock, $0.01 par value per share, and 444,760,848 shares of preferred stock, $0.01 par value per share. As described above, the Company repurchased 2,196,665 shares of Common Stock on December 23, 2019. As of December 31, 2025, 79,138,710 shares of Common Stock were issued and 78,202,775 shares of Common Stock were outstanding. As of December 31, 2024, 78,401,384 shares of Common Stock were issued and 77,465,449 shares of Common Stock were outstanding. Each holder of common stock is entitled to one vote for each share of common stock held.
Common Stock Issued upon Exercise of Stock Options
During the year ended December 31, 2025 and 2024, PMI issued 737,326 and 540,055 shares of Common Stock, respectively, upon the exercise of vested options for cash proceeds of $47 thousand and $18 thousand, respectively.
NOTE 14. STOCK-BASED COMPENSATION
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
Stock Option Activity
Stock option activity under the 2005 Plan and 2015 Plan is summarized for the year ended December 31, 2025 below:

	Options Issued and Outstanding	Weighted- Average Exercise Price	Weighted-Average Contractual Term (in years)	Aggregate intrinsic value[1] (in thousands)
Balance as of January 1, 2025	83,441,624	$0.16	4.98	$36,174
Options granted	5,468,950	$0.63
Options exercised	(737,326)	$0.06
Options forfeited	(10,793,022)	$0.35
Option expirations	(493,645)	$0.02
Balance as of December 31, 2025	76,886,581	$0.17	3.94	$46,042
Options vested and expected to vest as of December 31, 2025	74,113,744	$0.17	3.94	$45,314
Options vested and exercisable at December 31, 2025	67,651,143	$0.13	3.29	$43,617

1. Aggregate intrinsic value represents the excess of the fair value of our Common Stock as of December 31, 2025 over the exercise price of the outstanding in-the-money options.

Additional information pertaining to PMI's Common Stock option activities is as follows:

	Year ended December 31,
	2025	2024	2023
Weighted-average grant date fair value of options granted (per share)	$0.39	$0.23	$0.21
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

The fair value of PMI’s stock option awards granted during the years ended December 31, 2025, 2024 and 2023 was estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

	December 31,
	2025	2024	2023
Volatility of common stock	65.27%	66.08%	66.63%
Risk-free interest rate	3.95%	4.14%	3.55%
Expected life	6.0 years	6.0 years	6.0 years
Dividend yield	—%	—%	—%
PMI did not grant any performance-based options in 2025, 2024, or 2023.
Restricted Stock Unit Activity
For the years ended December 31, 2025, 2024 and 2023, PMI did not grant any RSUs.
The following table summarizes the number of PMI’s RSU activity for the year ended December 31, 2025:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2025	2,560,133	$1.03
Forfeited	(500)	$2.14
Unvested at December 31, 2025	2,559,633	$1.03
Stock-Based Compensation
The following table presents the amount of stock-based compensation related to stock-based awards granted to employees recognized in the Company’s Consolidated Statements of Operations for the periods presented (in thousands):

	Years Ended December 31,
	2025	2024	2023
Origination and Servicing	$109	$86	$83
Sales and Marketing	68	446	304
General and Administrative	1,130	1,084	1,188
Total Stock-Based Compensation	$1,307	$1,616	$1,575
For the years ended December 31, 2025, 2024 and 2023, Prosper capitalized $0.3 million, $0.3 million and $0.2 million, respectively, of stock-based compensation as internal use software and website development costs. As of December 31, 2025, the unamortized stock-based compensation expense adjusted for forfeiture estimates related to Prosper's employees’ unvested stock-based awards was approximately $1.7 million, which will be recognized over a remaining weighted-average vesting period of approximately 2.6 years.
NOTE 15. INCOME TAXES
The domestic and foreign components of the Company’s Net Income (Loss) Before Income Taxes consists of the following for the periods presented (in thousands):

	Years Ended December 31,
	2025	2024	2023
United States	$(35,534)	$(53,963)	$(106,384)
Foreign	—	—	—
Net Loss Before Income Taxes	$(35,534)	$(53,963)	$(106,384)
The components of the Company’s Income Tax Expense are as follows for the periods presented (in thousands):

	Years Ended December 31,
	2025	2024	2023
Current:
Federal	$—	$—	$—
State	137	28	15
Foreign	—	—	—
Total Current Income Tax Expense	137	28	15
Deferred:
Federal	47	47	47
State	(16)	41	16
Foreign	—	—	—
Total Deferred Income Tax Expense	31	88	63
Total Income Tax Expense	$168	$116	$78
The Company adopted ASU No. 2023-09 on a prospective basis beginning with the year ended December 31, 2025. The following table presents required disclosures pursuant to ASU 2023-09 and reconciles the U.S. federal statutory income tax rate of 21% to the Company’s Net Loss Before Income Taxes for the year ended December 31, 2025 (dollar amounts in thousands):

	Year Ended December 31, 2025
	Amount ($)	Percent (%)
U.S. federal statutory tax rate	$(7,462)	21%
State and local income taxes, net of federal income tax effect (1)	92	—%
Tax credits
Research and development tax credits	35	—%
Changes in valuation allowances	(2,545)	7%
Nontaxable or nondeductible items
Share-based payment awards	866	(2)%
Convertible Preferred Stock Warrants	8,842	(25)%
Other	295	(1)%
Changes in unrecognized tax benefits	(9)	—%
Other U.S. federal adjustments
Other	54	—%
Effective income tax rate	$168	—%
(a) State taxes in Indiana, Massachusetts and Pennsylvania made up the majority (greater than 50%) of the tax effect in this category.
The following table reconciles the U.S. federal statutory income tax rate of 21% to the Company’s Net Loss Before Income Taxes for the following periods prior to the year ended December 31, 2025:

	Years Ended December 31,
	2024	2023
U.S. federal tax at statutory rate	21%	21%
State and local income taxes, net of federal income tax effect	8%	8%
Share-based payment awards	(1)%	(1)%
Convertible Preferred Stock Warrants	(25)%	(12)%
Changes in valuation allowances	5%	(18)%
Return-to-provision	(3)%	(1)%
State tax rate changes	(4)%	2%
Other	(1)%	1%
Income Tax Expense	—%	—%

Temporary items that give rise to significant portions of deferred tax assets and liabilities are as follows for the periods presented (in thousands):

	December 31,
	2025	2024
Net operating loss carry forwards	$97,359	$100,301
Research and other credits	2,711	2,779
Stock compensation	594	1,550
Accrued liabilities	9,422	7,168
Lease liabilities	2,269	3,507
Property and equipment	4,992	3,998
Section 174 R&D capitalization	5,499	9,480
Total deferred tax assets	122,846	128,783
Net servicing rights	(1,184)	(509)
Intangible assets	(5,924)	(2,826)
Right-of-use assets	(1,661)	(2,559)
Total deferred tax liabilities	(8,769)	(5,894)
Total net deferred tax asset	114,077	122,889
Less: Valuation allowance	(114,916)	(123,697)
Net deferred tax liability	$(839)	$(808)
Under ASC 740, Accounting for Income Taxes, a valuation allowance must be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The amount of valuation allowance is based upon management’s best estimate of Prosper’s ability to realize the net deferred tax assets. A valuation allowance can subsequently be reduced when management believes that the assets are realizable on a more-likely-than-not basis. As of December 31, 2025, the Company continues to record a valuation allowance against its net deferred taxes. The valuation allowance as of December 31, 2025, decreased by $8.8 million to $114.9 million from the prior year.
The Internal Revenue Code imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of an “ownership change” of a corporation. Accordingly, Prosper’s ability to utilize net operating losses and credit carryforwards may be limited in the future as the result of such an “ownership change.”
Prosper files federal and various state income tax returns, and has net operating loss carryforwards available to reduce future taxable income, if any, for both federal and state income tax purposes of approximately $359.1 million and $420.6 million, respectively, as of December 31, 2025, before any potential limitations for “ownership changes.” The state net operating loss carryforwards are primarily related to California. The federal and state net operating loss carryforwards will begin to expire in 2028 and 2027, respectively. All net operating loss carryforwards are subject to a full valuation allowance. Prosper has federal and California research and development tax credits of approximately $2.8 million and $1.6 million, respectively. The federal research credits will begin to expire in 2026 and the California research credits have no expiration date.
ASU 2023-09 requires entities to provide additional disclosures about income taxes paid by jurisdiction. Applying these updated requirements on a prospective basis, cash payments made for income taxes, net of refunds, are as follows (in thousands):

Year Ended December 31, 2025
California	$291
Massachusetts	80
Pennsylvania	47
Other	91
Total Income Taxes Paid, Net of Refunds Received	$509

The following table summarizes the Company’s activity related to its unrecognized tax benefits (in thousands):

Balance at December 31, 2022	$1,291
Change related to 2023 tax year position	—
Balance at December 31, 2023	$1,291
Change related to 2024 tax year position	—
Balance at December 31, 2024	$1,291
Change related to 2025 tax year position	—
Change related to positions of prior tax years	(112)
Balance at December 31, 2025	$1,179
None of the unrecognized tax benefits would affect the Company’s effective tax rate if these amounts are recognized due to the full valuation allowance.
Prosper’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of Income Tax Expense. As of December 31, 2025, the Company has not incurred significant interest or penalties.
All tax returns will remain open for examination by federal and most state taxing authorities for three and four years, respectively, from the date of utilization of any net operating loss carryforwards or research and development credits.
NOTE 16. LEASES
Prosper has operating leases for corporate offices and, prior to December 2024, had operating leases for datacenters. These leases have remaining lease terms of one year to approximately four years. Some of the lease agreements include options to extend the lease term for up to an additional five years. Rental expense under operating lease arrangements was $3.5 million, $3.9 million and $4.3 million for the years ended December 31, 2025, 2024 and 2023, respectively. Additionally, Prosper subleases certain leased office space to third parties when it determines there is excess leased capacity. Sublease revenue from operating lease arrangements was $0.5 million, $0.4 million and $0.4 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Operating Lease Right-of-Use (“ROU”) Assets
The following table summarizes the operating lease ROU assets as of December 31, 2025, which are included in Property and Equipment, Net on the Consolidated Balance Sheets.

	December 31, 2025
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
ROU assets - office buildings	$22,690	$15,960	$6,730
The Company identified certain impairment triggers related to its ROU assets in 2023, primarily due to the vacancy of a portion of the Company’s leased office space and the time expected to find a new subtenant. As a result of impairment testing performed on these ROU assets, the Company recorded an impairment charge of $196 thousand for the year ended December 31, 2023. No impairment charge was identified for the years ended December 31, 2025 and 2024.
In March 2024, the Company entered into an amendment to its Phoenix office lease, the most prominent impact of which was to extend the lease term for an additional period through October 2029. As a result of this lease modification, the Company recorded additional ROU operating lease assets and liabilities of $0.3 million.
Lease Liabilities
Future maturities of operating lease liabilities as of December 31, 2025 were as follows (in thousands). The present value of the future minimum lease payments represents the Company’s operating lease liabilities as of December 31, 2025 and are included in “Other Liabilities” on the consolidated balance sheets.

December 31, 2025
2026	$4,648
2027	3,834
2028	1,948
2029	410
Thereafter	—
Total future minimum lease payments	10,840
Less: Imputed interest	(1,647)
Present value of future minimum lease payments	$9,193
Because the rate implicit in each lease is not readily determinable, we use our incremental borrowing rate to determine the present value of the lease payments. Supplemental cash flow information related to the Company’s operating leases is as follows (dollars in thousands):

	Years Ended December 31,
	2025	2024	2023
Non-cash operating activity:
ROU assets obtained or adjusted in exchange for new, amended and modified operating lease liabilities	$—	$35	$(697)
The weighted-average remaining lease term and discount rate used in the calculation of the Company’s operating lease assets and liabilities are as follows (dollars in thousands):

December 31, 2025
Weighted-average remaining lease term	2.51 years
Weighted-average discount rate	11.16%
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
The Origination and Sale Agreements contain terms through February 1, 2027. Prosper is required, under the Origination and Sale Agreements, to maintain certain collateral requirements. In addition, pursuant to the Marketing Agreement, the marketing fee that Prosper receives in connection with the origination of each loan is partially reduced by an amount (the “Designated Amount”) calculated as a percentage of the principal amount of such loan based on the aggregate principal amount of loans originated for the applicable month. To the extent the aggregate Designated Amount for all loans originated during any month is less than $100,000 through February 1, 2027, Prosper is required to pay WebBank an amount equal to such deficiency. Accordingly, the minimum fee is $1.2 million in 2026 and $0.1 million in 2027.
Additionally, under the Origination and Sale Agreements, Prosper is required to maintain minimum net liquidity of $15.0 million at all times during the term of the agreement. Net liquidity is defined as the sum of Cash, Cash Equivalents and Available for Sale Investments. Violation of this covenant can result in termination of the contract with WebBank. As of December 31, 2025, Prosper was in compliance with the covenant.

Transaction Fee Refund Liability
Prosper assumes WebBank’s liability under Utah law to refund the pro-rated amount of any transaction fees collected in excess of 5%, in the event the underlying borrower prepays the loan in full before full maturity. For the year ended December 31, 2025 and 2024 the Company issued $16.3 million and $4.6 million, respectively, in refunds under this obligation. As of December 31, 2025 and 2024, the Company accrued $17.2 million and $9.2 million, respectively, related to anticipated future refunds under this obligation.
Loan Purchase Commitments
Prosper entered into an agreement with WebBank to purchase $32.1 million of Borrower Loans that WebBank originated during the last two business days of the year ended December 31, 2025. Prosper will purchase these Borrower Loans within the first two business days of the year ending December 31, 2026.
Repurchase Obligation
Under the terms of the loan purchase agreements between Prosper and investors that participate in the Whole Loan Channel, Prosper may, in certain circumstances, become obligated to repurchase a Borrower Loan from an investor. Generally, these circumstances include the occurrence of verifiable identity theft, the failure to properly follow personal loan listing or bidding protocols or a violation of the applicable federal, state or local lending laws. Prosper recognizes a liability at fair value for the repurchase obligation when the Borrower Loans are sold. The fair value of the repurchase obligation is estimated based on historical experience. Repurchased Borrower Loans associated with violations of federal, state or local lending laws or verifiable identity theft are written off at the time of repurchase. The maximum potential amount of future payments associated with this obligation is the outstanding balances of the Borrower Loans issued to third parties through the Whole Loan Channel, which at December 31, 2025 is $3.8 billion. Prosper has accrued $0.3 million and $0.3 million as of December 31, 2025 and 2024, respectively, in regard to this obligation.
Under the terms of the indenture and investor registration agreement, Prosper may, in certain circumstances, become obligated to either repurchase a Note or indemnify the investor for any losses resulting from nonpayment of a Note purchased in the Retail Channel. The decision to repurchase or indemnify is in Prosper’s sole discretion. These circumstances include, but are not limited to, the occurrence of verifiable identity theft, a technical error in the automated bidding tools which results in the purchase of a Note that does not match the investor’s investment criteria, or situations in which a personal loan listing includes a Prosper Rating that is different from the Prosper Rating that should have appeared in the listing for the corresponding Borrower Loan because either PFL inaccurately input data into, or inaccurately applied, the formula for determining the Prosper Rating and, as a result, the interest of the investor is materially and adversely affected. During the year ended December 31, 2025, repurchases under this obligation were not material.
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
There is evidence that the unauthorized third party was able to obtain confidential, proprietary and personal information, including Social Security numbers, including through unauthorized queries made on Company databases that store customer and applicant data. There is no evidence of unauthorized access to customer accounts and funds as a result of the incident, and the Company’s customer-facing operations continued uninterrupted.

As of March 20, 2026, multiple purported class-action lawsuits related to the September Incident have been filed against the Company. The federal lawsuits filed against Prosper have been consolidated into one proceeding, captioned In re:

Prosper Funding, LLC Data Breach Litigation. Prosper is also subject to lawsuits filed in state courts and has received demands for mass and individual arbitrations. The Company may receive additional federal and state lawsuits and arbitration demands in the future.
The Company has accrued for various legal and cybersecurity costs incurred related to this incident that are not covered by insurance. As the lawsuits described herein above are still in their early stages, however, the Company is unable to accurately predict the ultimate outcome of this incident, or estimate a loss or range of loss that the Company may incur in the event of an unfavorable outcome. Accordingly, the Company has not recorded a provision for any estimated losses in respect to the incident as of December 31, 2025.
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
Prosper’s executive officers, directors who are not executive officers, and certain affiliates participate in its marketplace by placing bids and purchasing Notes. The aggregate amount of the Notes purchased and the income earned by parties deemed to be affiliates and related parties of Prosper for the year ended December 31, 2025 and 2024, as well as the Notes outstanding as of December 31, 2025 and 2024 are summarized below (in thousands):

	Aggregate Amount of Notes Purchased for the Year Ended December 31,		Interest Earned on Notes for the Year Ended December 31,
	2025	2024	2025	2024
Executive officers and management	$34	$44	$8	$10
Directors (excluding executive officers and management)	—	—	—	—
Total	$34	$44	$8	$10

	Notes Balance as of
	December 31, 2025	December 31, 2024
Executive officers and management	$69	$67
Directors (excluding executive officers and management)	—	—
Total	$69	$67

NOTE 19. EMPLOYEE BENEFIT PLANS
Prosper has a 401(k) plan that covers all employees meeting certain eligibility requirements. The 401(k) plan is designed to provide tax-deferred retirement benefits in accordance with the provisions of Section 401(k) of the Internal Revenue Code. Eligible employees may defer up to 90% of eligible compensation up to the annual maximum as determined by the Internal Revenue Service. Prosper’s contributions to the plan are discretionary. On January 1, 2024, PMI temporarily suspended its discretionary matching contributions. As a result, no matching contributions were made during the 2024 and 2025 calendar years. Upon meeting specific business objectives, the Company reinstated its discretionary matching contributions effective January 1, 2026.

NOTE 20. SIGNIFICANT CONCENTRATIONS
Prosper is dependent on third party funding sources such as banks, credit unions, asset managers, investment funds and insurance companies to provide the funds to allow WebBank to originate Borrower Loans that the third party funding sources will later purchase. Of all Borrower Loans originated in the year ended December 31, 2025, three individual third parties purchased 21.0%, 14.4%, and 11.6% of all Borrower Loans originated. For the year ended December 31, 2024, three individual parties purchased 23.7%, 15.8% and 13.2% of all Borrower Loans originated. These purchases indicate that a significant portion of Prosper’s business is dependent on funding through the Whole Loan Channel, through which 94% and 92% of Borrower Loans were originated in the years ended December 31, 2025 and 2024, respectively.
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
NOTE 21. SEGMENTS
Effective in the fourth quarter of 2025, the Company updated its operating and reportable segments to align with recent strategic business and management reporting changes. This realignment is reflected in the periodic financial reports provided to the Company’s Chief Executive Officer, who serves as the chief operating decision maker (“CODM”), for the purposes of evaluating performance, making operating decisions and allocating resources. As a result of these changes, the Company’s former Home Equity segment was eliminated and the related products and services are now combined with the Personal Loan segment, which includes both Personal Loan products and services, as well as general corporate expenses. The Company now has two reportable and operating segments: Personal Loan and Credit Card. Periods prior to the fourth quarter of 2025 have been recast to conform to the current reportable segment presentation.
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

	Year Ended December 31, 2025
	Personal Loan	Credit Card	Total
Total Net Revenue	$192,197	$20,352	$212,549
Impact of interest rates on fair value of loans held in consolidated trusts	21	—	21
Segment Adjusted Net Revenue	$192,218	$20,352	$212,570

Less: Segment Operating Expenses (1)
Compensation and Benefits (2)	69,395	10,428	79,823
Marketing and Advertising	45,998	8,825	54,823
Transaction Costs	7,756	11,611	19,367
Other Expenses (3)	28,316	827	29,143
Segment Adjusted EBITDA	40,753	$(11,339)	$29,414
Depreciation expense:
Origination and Servicing			(11,292)
General and Administrative - Other			(836)
Stock-based compensation			(1,307)
Change in Fair Value of Convertible Preferred Stock Warrants			(42,103)
Impact of interest rates on fair value of loans held in consolidated trusts			(21)
Interest income on cash and cash equivalents			2,942
Interest Expense on Term Loans			(12,331)
Net Loss Before Income Taxes			$(35,534)

Interest Income (Expense) Included in Segment Adjusted EBITDA
Interest Income on Financial Instruments	$57,032	$24,872	$81,904
Interest Expense on Financial Instruments	(51,689)	(8,081)	(59,770)
Total Interest Income, Net Included in Segment Adjusted EBITDA	$5,343	$16,791	$22,134
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

	Year Ended December 31, 2024
	Personal Loan	Credit Card	Total
Total Net Revenue	$146,016	$27,339	$173,355
Impact of interest rates on fair value of loans held in consolidated trusts	1,386	—	1,386
Accelerated amortization of PWIT debt issuance costs	733	—	733
Segment Adjusted Net Revenue	$148,135	$27,339	$175,474

Less: Segment Operating Expenses (1)
Compensation and Benefits (2)	57,295	8,579	65,874
Marketing and Advertising	35,501	7,479	42,980
Transaction Costs	7,667	14,036	21,703
Other Expenses (3)	27,463	393	27,856
Segment Adjusted EBITDA	20,209	$(3,148)	$17,061
Depreciation expense:
Origination and Servicing			(9,199)
General and Administrative - Other			(1,532)
Amortization of intangibles			(85)
Stock-based compensation			(1,616)
Change in Fair Value of Convertible Preferred Stock Warrants			(46,208)
Impairment of long-lived assets			(463)
Impact of interest rates on fair value of loans held in consolidated trusts			(1,386)
Interest income on cash and cash equivalents			3,322
Interest Expense on Term Loan			(13,124)
Accelerated amortization of PWIT debt issuance costs			(733)
Net Loss Before Income Taxes			$(53,963)

Interest Income (Expense) Included in Segment Adjusted EBITDA
Interest Income on Borrower Loans and Loans Held for Sale	$84,968	$4,881	$89,849
Interest Expense on Financial Instruments	(72,509)	(1,317)	(73,826)
Accelerated amortization of PWIT debt issuance costs	733	—	733
Total Interest Income, Net Included in Segment Adjusted EBITDA	$13,192	$3,564	$16,756
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

	Year Ended December 31, 2023
	Personal Loan	Credit Card	Total
Total Net Revenue	$102,796	$34,904	$137,700
Impact of interest rates on fair value of loans held in consolidated trusts	2,629	—	2,629
Accelerated amortization of PWIIT debt issuance costs	1,880	—	1,880
Segment Adjusted Net Revenue	$107,305	$34,904	$142,209

Less: Segment Operating Expenses (1)
Compensation and Benefits (2)	73,798	9,868	83,666
Marketing and Advertising	32,930	12,209	45,139
Transaction Costs	7,103	8,114	15,217
Other Expenses (3)	27,984	831	28,815
Segment Adjusted EBITDA	$(34,510)	$3,882	$(30,628)
Depreciation expense:
Origination and Servicing			(8,774)
General and Administrative			(2,108)
Amortization of intangibles			(107)
Stock-based compensation			(1,575)
Change in Fair Value of Convertible Preferred Stock Warrants			(48,695)
Interest Expense on Term Loan			(12,265)
Impairment of operating lease right-of-use assets			(196)
Interest income on cash and cash equivalents			2,473
Impact of interest rates on fair value of loans held in consolidated trusts			(2,629)
Accelerated amortization of PWIIT debt issuance costs			(1,880)
Net Income Before Income Taxes			$(106,384)

Interest Income (Expense) Included in Segment Adjusted EBITDA
Interest Income on Borrower Loans and Loans Held for Sale	$115,663	$—	$115,663
Interest Expense on Financial Instruments	(91,983)	—	(91,983)
Accelerated amortization of PWIIT debt issuance costs	1,880	—	1,880
Total Interest Income, Net Included in Segment Adjusted EBITDA	$25,560	$—	$25,560
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

NOTE 22. SUBSEQUENT EVENTS
Management has evaluated subsequent events or transactions occurring through the date the consolidated financial statements were issued and determined that no events or transactions are required to be disclosed herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Prosper Funding LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Prosper Funding LLC and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, member’s equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter

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

Valuation of Financial Instruments – Refer to Note 2 Summary of Significant Accounting Policies, Note 7, Fair Value of Assets and Liabilities, and as follows:

•Borrower loans, at fair value – Refer Note 4 Borrower Loans and Notes, at Fair Value

•Servicing Assets – Refer to Note 5 Servicing Asset

Critical Audit Matter Description

The Company measures financial instruments at fair value including borrower loans and servicing assets. As of December 31, 2025, borrower loans were $245.3 million and servicing assets were $17.6 million. The Company estimates the fair values using discounted cash flow valuation methodologies incorporating significant unobservable inputs and valuation assumptions that are reflective of management’s own estimates of assumptions that market participants would use in pricing the instruments and requires significant management judgement or estimate. Significant unobservable inputs used in the valuation methodology for the servicing assets include the market servicing rate. For both financial instruments, significant unobservable inputs used in the valuation include discount rates, default rates and prepayment rates.

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
March 26, 2026

We have served as the Company's auditor since 2014.

Prosper Funding LLC
Consolidated Balance Sheets
(amounts in thousands)

	December 31,
	2025	2024
Assets:
Cash and Cash Equivalents	$2,864	$2,764
Restricted Cash	79,033	93,976
Borrower Loans, at Fair Value	245,337	285,578
Property and Equipment, Net	21,983	12,560
Servicing Assets	17,601	14,333
Receivable from Related Party	—	4,765
Other Assets	1,309	1,466
Total Assets	$368,127	$415,442
Liabilities and Member's Equity:
Accounts Payable and Accrued Liabilities	$26,858	$18,703
Payable to Related Party	12,460	—
Payable to Investors	77,971	93,018
Notes, at Fair Value	243,900	283,030
Other Liabilities	3,611	3,286
Total Liabilities	364,800	398,037
Member's Equity:
Member's Equity	$9,998	$9,998
(Accumulated Deficit) Retained Earnings	(6,671)	7,407
Total Member's Equity	3,327	17,405
Total Liabilities and Member's Equity	$368,127	$415,442
The accompanying notes are an integral part of these consolidated financial statements.

Prosper Funding LLC
Consolidated Statements of Operations
(amounts in thousands)

	Years Ended December 31,
	2025	2024	2023
Revenues:
Operating Revenues:
Administration Fee Revenue – Related Party	$93,941	$78,376	$44,211
Servicing Fees, Net	34,567	26,921	26,208
Loss on Sale of Borrower Loans	(55,212)	(45,316)	(11,285)
Other Revenue	407	890	356
Total Operating Revenues	73,703	60,871	59,490
Interest Income (Expense):
Interest Income on Borrower Loans	42,733	49,986	52,188
Interest Expense on Notes	(40,045)	(47,033)	(48,572)
Total Interest Income, Net	2,688	2,953	3,616
Change in Fair Value of Financial Instruments, Net	(741)	(1,909)	118
Total Net Revenues	75,650	61,915	63,224
Expenses:
Administration Fee Expense – Related Party	81,325	65,869	57,683
Servicing and Other, Net	8,403	6,990	7,607
Total Expenses	89,728	72,859	65,290
Net Loss	$(14,078)	$(10,944)	$(2,066)
The accompanying notes are an integral part of these consolidated financial statements.

Prosper Funding LLC
Consolidated Statements of Member’s Equity
(amounts in thousands)

	Member’s Equity	Retained Earnings	Total
Balance at December 31, 2022	$6,354	$20,417	$26,771
Contribution of Borrower Loans from Parent	2,010	—	2,010
Net Loss	—	(2,066)	(2,066)
Balance at December 31, 2023	8,364	18,351	26,715
Contribution of Borrower Loans from Parent (Note 4)	1,634	—	1,634
Net Loss	—	(10,944)	(10,944)
Balance at December 31, 2024	9,998	7,407	17,405
Net Loss	—	(14,078)	(14,078)
Balance at December 31, 2025	$9,998	$(6,671)	$3,327
The accompanying notes are an integral part of these consolidated financial statements.

Prosper Funding LLC
Consolidated Statements of Cash Flows
(amounts in thousands)

	Years Ended December 31,
	2025	2024	2023
Cash Flows from Operating Activities:
Net Loss	$(14,078)	$(10,944)	$(2,066)
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities:
Change in Fair Value of Financial Instruments, Net	741	1,909	(118)
Other Non-Cash Changes in Borrower Loans, Loans Held for Sale and Notes	(7)	(2)	98
Gain on Sale of Borrower Loans	(13,608)	(10,996)	(10,151)
Change in Fair Value of Servicing Rights	10,340	10,481	11,193
Depreciation and Amortization	7,955	6,765	6,268
Changes in Operating Assets and Liabilities:
Purchase of Loans Held for Sale, at Fair Value	(2,487,702)	(2,054,646)	(1,921,129)
Proceeds from Sales of Loans Held for Sale, at Fair Value	2,487,702	2,054,646	1,921,129
Other Assets	157	(1,290)	(92)
Accounts Payable and Accrued Liabilities	8,155	10,582	3,545
Payable to Investors	(15,047)	4,647	1,444
Net Related Party Receivable/Payable	8,857	(3,472)	(6,259)
Other Liabilities	325	(125)	(198)
Net Cash (Used in) Provided by Operating Activities	(6,210)	7,555	3,664
Cash Flows from Investing Activities:
Purchase of Borrower Loans, at Fair Value	(164,625)	(186,073)	(232,306)
Proceeds from Sales and Principal Payments of Borrower Loans, at Fair Value	184,863	196,567	191,079
Purchases of Property and Equipment	(9,010)	(7,379)	(6,097)
Net Cash Provided by (Used in) Investing Activities	11,228	3,115	(47,324)
Cash Flows from Financing Activities:
Proceeds from Issuance of Notes, at Fair Value	163,892	184,200	231,520
Payments of Notes, at Fair Value	(183,753)	(195,169)	(188,670)
Net Cash (Used in) Provided by Financing Activities	(19,861)	(10,969)	42,850
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(14,843)	(299)	(810)
Cash, Cash Equivalents and Restricted Cash at Beginning of the Period	96,740	97,039	97,849
Cash, Cash Equivalents and Restricted Cash at End of the Period	$81,897	$96,740	$97,039

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$40,521	$47,459	$47,758
Non-Cash Investing Activity - Accrual for Property and Equipment, Net	10,794	2,426	2,121
Non-Cash Financing Activity - Contribution of Borrower Loans by Parent (Note 4)	—	1,634	2,010

Reconciliation to Amounts on Consolidated Balance Sheets:
Cash and Cash Equivalents	$2,864	$2,764	$3,351
Restricted Cash	79,033	93,976	93,688
Total Cash, Cash Equivalents and Restricted Cash	$81,897	$96,740	$97,039
The accompanying notes are an integral part of these consolidated financial statements.

PROSPER FUNDING LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. ORGANIZATION AND BUSINESS
Prosper Funding LLC (“PFL” and the “Company”) was formed in the state of Delaware in February 2012 as a limited liability company with Prosper Marketplace, Inc. (“PMI”) as its sole equity member. Except as the context otherwise requires, as used in these Notes to the consolidated financial statements of PFL refers to Prosper Funding LLC and its wholly owned subsidiary, Prosper Depositor LLC, a Delaware limited liability company, on a consolidated basis.
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
All loans requested and obtained through the marketplace are unsecured obligations of individual borrowers with a fixed interest rate and original terms to maturity of 24, 36, 48 or 60 months as of December 31, 2025. All loans made through the marketplace are funded by WebBank, an FDIC-insured, Utah chartered industrial bank. After funding a loan, WebBank sells the loan to PFL, without recourse to WebBank, in exchange for the principal amount of the loan. WebBank does not have any obligation to purchasers of the Notes.
As of December 31, 2025, PFL’s marketplace was open to investors in 31 states and the District of Columbia. Additionally, as of December 31, 2025, PFL’s marketplace was open to borrowers in 47 states and the District of Columbia. Currently, the marketplace does not operate internationally.
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
PFL did not have any items of other comprehensive income (loss) during any of the periods presented in the consolidated financial statements as of and for the years ended December 31, 2025, 2024 and 2023.

Use of Estimates
The preparation of PFL’s consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. These estimates, judgments and assumptions include, but are not limited to, the following: valuation of Borrower Loans and associated Notes, valuation of servicing rights, valuation of loan trailing fee liability, repurchase obligations, and contingent liabilities. PFL bases its estimates on historical experience from all Borrower Loans and on various other assumptions that it believes to be reasonable under the circumstances. Actual results could differ materially from estimates.
Consolidation of Variable Interest Entities
A variable interest entity (“VIE”) is a legal entity that has either a total equity investment that is insufficient to finance its activities without additional subordinated financial support or whose equity investors lack the characteristics of a controlling financial interest. PFL’s variable interest arises from contractual, ownership or other monetary interests in the entity, which change with fluctuations in the fair value of the entity’s net assets. A VIE is consolidated by its primary beneficiary, which is the party that has both the power to direct the activities that most significantly impact the VIE’s economic performance, and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. PFL consolidates a VIE when it is deemed to be the primary beneficiary. PFL assesses whether or not it is the primary beneficiary of a VIE on an ongoing basis.
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
Fair Value Measurement
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial instruments measured at fair value consist principally of Borrower Loans and Notes, Servicing Assets and loan trailing fee liabilities. The Company believes that applying the fair value option to these financial instruments achieves consistent accounting for certain assets and liabilities and more accurately reflects their in-period economic performance as compared to alternate methodologies. The estimated fair values of other financial instruments, including Cash and Cash Equivalents, Restricted Cash, Accounts Receivable, Accounts Payable and Accrued Liabilities, and Payable to Investors approximate their carrying values because of their short-term nature.
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
As observable market prices are not available for the Borrower Loans, Notes, and Servicing Assets, or for similar assets and liabilities, PFL believes the Borrower Loans, Notes, and Servicing Assets should be considered Level 3 financial instruments. PFL primarily uses a discounted cash flow model to estimate their fair value and key assumptions used in valuation include default rates and prepayment rates derived from historical performance and discount rates based on estimates of the rates of return that investors would require when investing in financial instruments with similar characteristics.
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
Borrower Loans and Notes
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
PFL places Borrower Loans on non-accrual status when they are 120 days past due. When a loan is placed on non-accrual status, PFL stops accruing interest and reverses all accrued but unpaid interest as of such date. Additionally, PFL charges-off Borrower Loans when they are 120 days past due or reach the end of a settlement program. The fair value of loans 120 days past due generally consists of the expected recovery from debt sales in subsequent periods.
Management has elected the fair value option for Borrower Loans and Notes. Changes in fair value of Borrower Loans are largely offset by the changes in fair value of Notes due to the borrower payment-dependent design of the Notes. Changes in fair value of Borrower Loans and Notes are included in Change in Fair Value of Financial Instruments, Net on the consolidated statements of operations.
PFL primarily uses a discounted cash flow model to estimate the fair value of Borrower Loans and Notes. The key assumptions used in the valuation include default rates and prepayment rates derived primarily from historical performance and discount rates based on estimates of the rates of return that investors would require when investing in financial instruments with similar characteristics.
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

Software and Website Development
Software and website development represents the software and website development costs that PMI transferred to PFL. PFL does not develop any of its own software or its website. Software and website development are included in Property and Equipment, Net and amortized to depreciation expense using the straight-line method over their expected lives, which are generally one to five years. PFL evaluates its software assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of software and website development assets to be held and used is measured by a comparison of the carrying amount of the asset to the future net undiscounted cash flows expected to be generated by the asset. If such software and website development assets are considered to be impaired, the impairment to be recognized is the excess of the carrying amount over the fair value of the software and website development assets.
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
Revenue Recognition
Revenue primarily results from fees, net interest earned and gains on the sale of Borrower Loans. Fees consist of related party administrative fees and Servicing Fees paid by investors. The Company also has other smaller sources of revenue reported as Other Revenues including fees charged in relation to securitizations by third-party investors.
Administration Agreement License Fees
PFL primarily generates revenues through license fees it earns through an Administration Agreement with PMI. The Administration Agreement contains a license granted by PFL to PMI that entitles PMI to use the platform for and in relation to: (i) PMI’s performance of its duties and obligations under the Administration Agreement relating to corporate administration, loan platform services, Borrower Loan and Note servicing and marketing, and (ii) PMI’s performance of its duties and obligations to WebBank in relation to loan origination and funding. The license fees are primarily made up of (i) reimbursements for all incentives paid out to whole loan investors, (ii) a fee based on the number of listings that are posted to the platform and (iii) a $0.3 million fixed monthly fee.
On November 14, 2025, PFL and PMI executed Amendment 7 to the Administration Agreement, and as a result, effective on that date the license fee now includes a reimbursement of all whole loan investor performance-based payments and transaction fee refunds issued by PFL each month.
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
Loss on Sale of Borrower Loans
PFL recognizes a Gain or Loss on Sale of Borrower Loans as the net proceeds received on a sale through the Whole Loan Channel, less the fair value of the Borrower Loans sold. The net proceeds of the sale represent the fair value of any assets obtained or liabilities incurred as part of the transaction, including, but not limited to Servicing Assets, retained securities, incentives and repurchase obligations provided or received at the time of sale. Due to market volatility and incentives offered by competitors, incentives provided to Whole Loan Channel buyers have increased in recent years.
Interest Income on Borrower Loans and Interest Expense on Notes
PFL recognizes interest income on Borrower Loans originated through the Note Channel and interest expense on the corresponding Notes using the accrual method based on the stated interest rate to the extent PFL believes it to be collectable.
Administration Fee Expense - Related Party
Pursuant to the Administration Agreement between PFL and PMI, PMI manages the marketplace on behalf of PFL. Accordingly each month, PFL is required to pay PMI an administration fee that is based on (a) PMI’s finance and legal personnel costs, (b) the number of Borrower Loans originated through the marketplace, (c) Servicing Fees collected by or on behalf of PFL, and (d) nonsufficient funds fees collected by or on behalf of PFL.
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
In April 2025, the FASB issued ASU No. 2025-05, “Financial Instruments—Credit Losses (Topic 326): Practical Expedient for Estimating Expected Credit Losses on Current Receivables,” which provides a practical expedient for measuring expected credit losses on current accounts receivable and contract assets. The expedient allows an entity to assume that current economic conditions will remain unchanged for the remaining life of the asset when developing forecasts. The standard is effective for fiscal years beginning after December 15, 2025. The Company expects to elect this practical expedient for its short-term fee receivables and does not expect the adoption to have a material impact on its consolidated financial statements.
In December 2025, the FASB issued ASU No. 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements,” which clarifies the requirements for interim financial statements and notes. The amendments compile existing interim disclosure requirements into a comprehensive list within Topic 270 and introduce a disclosure principle requiring an entity to disclose events or changes occurring since the end of the most recent annual reporting period that have a material effect on the entity. For public business entities, the standard is effective for interim reporting periods within fiscal years beginning after December 15, 2027. Early adoption is permitted, and the amendments may be applied either prospectively or retrospectively. The Company is currently evaluating this ASU to determine its impact on the Company’s interim financial statements and related disclosures.

NOTE 3. PROPERTY AND EQUIPMENT, NET
Property and Equipment consist of the following as of the dates presented (in thousands):

	December 31,
	2025	2024
Internal-use software and web site development costs	$63,353	$49,836
Less: Accumulated depreciation and amortization	(41,370)	(37,276)
Total Property and Equipment, Net	$21,983	$12,560
Depreciation and amortization expense for the years ended December 31, 2025, 2024, and 2023 was $8.0 million, $6.8 million and $6.3 million, respectively. Internal-use software and web site development additions of $17.4 million, $7.7 million and $7.9 million were purchased from PMI in the years ended December 31, 2025, 2024, and 2023, respectively.
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
The aggregate principal balances outstanding and fair values of Borrower Loans and Notes as of December 31, 2025 and 2024, are presented in the following table (in thousands):

	Borrower Loans		Notes
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Aggregate principal balance outstanding	$255,132	$300,782	$256,929	$301,246
Fair value adjustments	(9,795)	(15,204)	(13,029)	(18,216)
Fair value	$245,337	$285,578	$243,900	$283,030
As of December 31, 2025, outstanding Borrower Loans had original terms to maturity of 24, 36, 48 or 60 months, had monthly payments with fixed interest rates ranging from 6.00% to 33.00% and had various original maturity dates through December 2030. As of December 31, 2024, outstanding Borrower Loans had original maturities of either 24, 36, 48 or 60 months, monthly payments with fixed interest rates ranging from 6.00% to 33.00% and had various original maturity dates through December 2029.
As of December 31, 2025, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $2.2 million and a fair value of $0.4 million. As of December 31, 2024, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $3.1 million and a fair value of $0.4 million. PFL places loans on non-accrual status when they are over 120 days past due. As of December 31, 2025 and 2024, Borrower Loans in non-accrual status had a fair value of $0.3 million and $0.3 million, respectively.
On March 28, 2024, Prosper completed a securitization of Borrower Loans originated through Prosper’s marketplace platform, PMIT 2024-1. PFL served as the sole sponsor for this securitization. Loans eligible for securitization that were funded through the former PWIT Warehouse Line were contributed to the PMIT 2024-1 securitization. Loans that were not eligible for securitization, with an aggregate outstanding principal balance of $4.5 million and a fair value of $1.6 million, were contributed to PFL, and are included in Borrower Loans, at Fair Value on the accompanying consolidated balance sheets, to the extent they remain outstanding. The fair value of these Borrower Loans was recorded as a deemed Contribution of Borrower Loans from Parent on the consolidated statement of member’s equity and as a non-cash financing activity on the consolidated statement of cash flows.
NOTE 5. SERVICING ASSET

PFL accounts for Servicing Assets at their estimated fair values with changes in fair values recorded in Servicing Fees, Net on the consolidated statements of operations. The initial asset is recognized in Gain (Loss) on the Sale of Borrower Loans on the consolidated statements of operations when PFL sells Borrower Loans to unrelated third-party buyers through the Whole Loan Channel and the servicing rights are retained. The Servicing Assets are measured at fair value throughout the servicing period. PFL recognized gains from the initial recognition of Servicing Assets on the sale of Borrower Loans in the amounts of $13.6 million, $11.0 million and $9.2 million for the years ended December 31, 2025, 2024, and 2023, respectively. These amounts are recorded in Gain (Loss) on Sale of Borrower Loans on the consolidated statements of operations, and are offset primarily by incentives provided to loan buyers at the time of sale.
At December 31, 2025, Borrower Loans that were sold, but for which PFL retained servicing rights, had a total outstanding principal balance of $3.8 billion, original terms of 24, 36, 48 or 60 months, monthly payments with fixed interest rates ranging from 5.75% to 33.00% and various original maturity dates through December 2030. As of December 31, 2024, Borrower Loans that were sold, but for which PFL retained servicing rights, had a total outstanding principal balance of $3.5 billion, original terms of either 24, 36, 48 or 60 months, monthly payments with fixed interest rates ranging from 5.46% to 33.00% and various original maturity dates through December 2029.
Contractually-specified servicing fees and ancillary fees totaled $47.7 million, $39.6 million and $39.7 million for the years ended December 31, 2025, 2024, and 2023, respectively, and are included in Servicing Fees, Net on the statements of operations.
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
In September 2025, as a result of an updated assessment of market rates, the Company lowered the estimated base market servicing rate used to value its Servicing Asset from 63.3 basis points to 59.3 basis points. This change resulted in a $1.5 million increase to Servicing Assets, Net at the date of the change in estimate, which is included in Total Net Revenues for the year ended December 31, 2025.
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
NOTE 6. INCOME TAXES
PFL incurred no income tax provision for the year ended December 31, 2025 and 2024. PFL is a U.S. disregarded entity and its income and loss are included in the income tax reporting of its parent, PMI. Since PMI is in a taxable loss position, is not currently subject to income taxes, and has fully reserved against its deferred tax asset, the net effective tax rate for PFL is 0%.
NOTE 7. FAIR VALUE OF ASSETS AND LIABILITIES
PFL has elected to record certain financial instruments at fair value on the balance sheet. PFL classifies Borrower Loans and Notes as financial instruments and assesses their fair value each on a quarterly basis for financial statement presentation purposes. Gains and losses on these financial instruments are shown separately on the Consolidated Statements of Operations.
As of December 31, 2025 and 2024, the discounted cash flow methodology used to estimate the Notes fair values used the same projected cash flows as the related Borrower Loans. As demonstrated in the table below, the fair value adjustments for Borrower Loans were largely offset by the fair value adjustments of the Notes due to the borrower payment dependent design of the Notes and because the principal balances of the Borrower Loans approximated the principal balances of the Notes.
For a description of the fair value hierarchy and PFL’s fair value methodologies, see Note 2 - Summary of Significant Accounting Policies. PFL did not transfer any assets or liabilities in or out of Level 3 during the years ended December 31, 2025 and 2024.
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
The following tables present the fair value hierarchy for assets and liabilities measured at fair value (in thousands):

December 31, 2025	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Borrower Loans, at Fair Value	$—	$—	$245,337	$245,337
Servicing Assets	—	—	17,601	17,601
Total Assets	$—	$—	$262,938	$262,938
Liabilities:
Notes, at Fair Value	$—	$—	$243,900	$243,900
Loan Trailing Fee Liability (included in Other Liabilities)	—	—	3,328	3,328
Total Liabilities	$—	$—	$247,228	$247,228

December 31, 2024	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Borrower Loans, at Fair Value	$—	$—	$285,578	$285,578
Servicing Assets	—	—	14,333	14,333
Total Assets	$—	$—	$299,911	$299,911
Liabilities:
Notes, at Fair Value	$—	$—	$283,030	$283,030
Loan Trailing Fee Liability (included in Other Liabilities)	—	—	3,004	3,004
Total Liabilities	$—	$—	$286,034	$286,034
*Included in Other Liabilities on the consolidated balance sheets.

As PFL’s Borrower Loans, Notes, Servicing Assets and loan trailing fee liability do not trade in an active market with readily observable prices, PFL uses significant unobservable inputs to measure the fair value of these assets and liabilities. Financial instruments are categorized in the Level 3 valuation hierarchy based on the significance of unobservable factors in the overall fair value measurement. These fair value estimates may also include observable, actively quoted components derived from external sources. As a result, the realized and unrealized gains and losses for assets and liabilities within the Level 3 category may include changes in fair value that were attributable to both observable and unobservable inputs. PFL did not transfer any assets or liabilities in or out of Level 3 for the years ended December 31, 2025, 2024 and 2023.
Significant Unobservable Inputs
The following tables present quantitative information about the significant unobservable inputs used for PFL’s Level 3 fair value measurements at the dates presented:

	Range
Borrower Loans and Notes:	December 31, 2025			December 31, 2024
Discount rate	6.3%	—	15.5%	5.8%	—	8.7%
Default rate	2.3%	—	14.5%	2.9%	—	22.6%

	Range
Servicing Assets:	December 31, 2025			December 31, 2024
Discount rate	15.0%	—	25.0%	15.0%	—	25.0%
Default rate	1.9%	—	15.0%	2.9%	—	22.6%
Prepayment rate	3.4%	—	41.4%	13.6%	—	28.1%
Market servicing rate (1) (2)	0.593%	—	0.842%	0.633%	—	0.842%
(1) Servicing assets associated with loans enrolled in a relief program offered by the Company as of December 31, 2025 and 2024 were measured using a market servicing rate assumption of 84.2 basis points. This rate was estimated using a multiplier consistent with observable market rates for other loan types, applied to the base market servicing rate assumption.

(2) Excludes collection fees that would be passed on to a hypothetical third-party servicer. As of December 31, 2025 and 2024, the market rate for collection fees and non-sufficient fund fees was assumed to be 10 basis points and 7 basis points, respectively, for a weighted-average total market servicing rate of 69.3 basis points to 94.2 basis points and 70.3 basis points to 91.2 basis points, respectively.

	Range
Loan Trailing Fee Liability:	December 31, 2025			December 31, 2024
Discount rate	15.0%	—	25.0%	15.0%	—	25.0%
Default rate	1.9%	—	15.0%	2.9%	—	22.6%
Prepayment rate	3.4%	—	41.4%	13.6%	—	28.1%
Changes in Level 3 Fair Value Assets and Liabilities on a Recurring Basis
The following table presents additional information about Level 3 Borrower Loans, Loans Held for Sale and Notes measured at fair value on a recurring basis for the year ended December 31, 2025 and 2024 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets		Liabilities
	Borrower Loans	Loans Held for Sale	Notes	Total
Fair value at January 1, 2024	$324,311	$—	$(321,966)	$2,345
Originations	186,073	2,054,646	(184,200)	2,056,519
Borrower Loans contributed by Parent, at Fair Value	1,634	—	—	1,634
Principal repayments	(192,113)	—	195,169	3,056
Borrower Loans sold to third parties	(4,454)	(2,054,646)	—	(2,059,100)
Other changes	(421)	—	424	3
Change in fair value	(29,452)	—	27,543	(1,909)
Fair value at December 31, 2024	$285,578	$—	$(283,030)	$2,548
Originations	164,625	2,487,702	(163,892)	2,488,435
Principal repayments	(182,231)	—	183,753	1,522
Borrower Loans sold to third parties	(2,632)	(2,487,702)	—	(2,490,334)
Other changes	(467)	—	474	7
Change in fair value	(19,536)	—	18,795	(741)
Fair value at December 31, 2025	$245,337	$—	$(243,900)	$1,437
PFL did not designate any new personal loans as Loans Held for Sale for the periods presented, other than loans that are purchased and immediately sold through the Whole Loan Channel. This movement of loans through the Whole Loan Channel is reflected in the accompanying consolidated statements of cash flows and the Level 3 tables above. Details on the fair value of the Servicing Asset associated with loans sold through the Whole Loan Channel are discussed below.
The following table presents additional information about Level 3 Servicing Assets recorded at fair value (in thousands):

Servicing Assets
Fair value at January 1, 2024	$13,818
Additions	10,997
Change in fair value	(10,482)
Fair value at December 31, 2024	$14,333
Additions	13,609
Change in fair value	(10,341)
Fair value at December 31, 2025	$17,601
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
The following tables present additional information about Level 3 Loan Trailing Fee Liability measured at fair value on a recurring basis (in thousands):

Loan Trailing Fee Liability
Fair Value at January 1, 2024	$2,942
Issuances	1,959
Cash payment of Loan Trailing Fee	(2,597)
Change in fair value	700
Fair Value at December 31, 2024	$3,004
Issuances	2,477
Cash payment of Loan Trailing Fee	(2,657)
Change in fair value	504
Fair Value at December 31, 2025	$3,328
Significant Recurring Level 3 Fair Value Asset and Liability Input Sensitivity
Key economic assumptions are used to compute the fair value of Borrower Loans. The sensitivity of the current fair value to immediate changes in assumptions at December 31, 2025 and 2024 for Borrower Loans are presented in the following table (in thousands, except percentages).

Borrower Loans:	December 31, 2025	December 31, 2024
Fair value, using the following assumptions:	$245,337	$285,578
Weighted-average discount rate	8.67%	7.70%
Weighted-average default rate	11.48%	13.35%

Fair value resulting from:
100 basis point increase in discount rate	$243,180	$282,980
200 basis point increase in discount rate	241,073	280,443
Fair value resulting from:
100 basis point decrease in discount rate	$247,547	$288,240
200 basis point decrease in discount rate	249,810	290,969

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$243,371	$282,239
Applying a 1.2 multiplier to default rate	241,402	278,916
Fair value resulting from:
Applying a 0.9 multiplier to default rate	$247,304	$288,934
Applying a 0.8 multiplier to default rate	249,269	292,306

Key economic assumptions are used to compute the fair value of Notes. The sensitivity of the fair value to immediate changes in assumptions at December 31, 2025 and 2024 for Notes funded through the Note Channel are presented in the following table (in thousands, except percentages).

Notes:	December 31, 2025	December 31, 2024
Fair value, using the following assumptions:	$243,900	$283,030
Weighted-average discount rate	8.67%	7.70%
Weighted-average default rate	11.48%	13.25%

Fair value resulting from:
100 basis point increase in discount rate	$241,752	$280,451
200 basis point increase in discount rate	239,655	277,934
Fair value resulting from:
100 basis point decrease in discount rate	$246,096	$285,669
200 basis point decrease in discount rate	248,352	288,381

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$241,944	$279,718
Applying a 1.2 multiplier to default rate	239,987	276,422
Fair value resulting from:
Applying a 0.9 multiplier to default rate	$245,853	$286,358
Applying a 0.8 multiplier to default rate	247,806	289,702

Key economic assumptions are used to compute the fair value of Servicing Assets. The sensitivity of the current fair value to immediate changes in assumptions at December 31, 2025 and 2024 for Servicing Assets are presented in the following table (in thousands, except percentages).

Servicing Assets:	December 31, 2025	December 31, 2024
Fair value, using the following assumptions:	$17,601	$14,333
Weighted-average market servicing rate	0.598%	0.635%
Weighted-average prepayment rate	21.72%	18.83%
Weighted-average default rate	11.86%	13.89%

Fair value resulting from:
Market servicing rate increase of 0.025%	$16,586	$13,419
Market servicing rate decrease of 0.025%	18,615	15,247

Fair value resulting from:
Applying a 1.1 multiplier to prepayment rate	$17,143	$14,016
Applying a 0.9 multiplier to prepayment rate	18,068	14,655

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$17,310	$14,052
Applying a 0.9 multiplier to default rate	17,892	14,616
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
The Origination and Sale Agreements contain terms through February 1, 2027. Prosper is required, under the Origination and Sale Agreements, to maintain certain collateral requirements. In addition, pursuant to the Marketing Agreement, the marketing fee that Prosper receives in connection with the origination of each loan is partially reduced by an amount (the “Designated Amount”) calculated as a percentage of the principal amount of such loan based on the aggregate principal amount of loans originated for the applicable month. To the extent the aggregate Designated Amount for all loans originated during any month is less than $100,000 through February 1, 2027, Prosper is required to pay WebBank an amount equal to such deficiency. Accordingly, the minimum fee is $1.2 million in 2026 and $0.1 million in 2027.
Additionally, under the Origination and Sale Agreements, Prosper is required to maintain a minimum net liquidity of $15.0 million at all times during the term of the agreement. Net liquidity is defined as the sum of Cash, Cash Equivalents and Available for Sale Investments. Violation of this covenant can result in termination of the contract with WebBank. As of December 31, 2025 the Company was in compliance with the covenant.
Transaction Fee Refund Liability
Prosper assumes WebBank’s liability under Utah law to refund the pro-rated amount of any transaction fees collected in excess of 5%, in the event the underlying borrower prepays the loan in full before maturity. For the year ended December 31, 2025 and 2024, PFL issued $16.3 million and $4.6 million, respectively, in refunds under this obligation. As of December 31, 2025 and 2024, PFL has accrued $17.2 million and $9.2 million, respectively, related to anticipated future refunds under this obligation. As a result of executing Amendment 7 to the Administration Agreement with PMI on November 14, 2025, all transaction fee refunds issued by PFL are now reimbursed by PMI and recorded in the Administration Fee Revenue – Related Party account on the consolidated statements of operations.
Loan Purchase Commitments
Under the terms of PFL's agreement with WebBank, PFL is committed to purchase $32.1 million of Borrower Loans that WebBank originated during the last two business days of the year ended December 31, 2025. PFL will purchase these Borrower Loans within the first two business days of the year ending December 31, 2026.
Repurchase Obligation
Under the terms of the loan purchase agreements between PFL and investors that participate in the Whole Loan Channel, PFL may, in certain circumstances, become obligated to repurchase a Borrower Loan from an investor. Generally, these circumstances include the occurrence of verifiable identity theft, the failure to properly follow personal loan listing or bidding protocols or a violation of the applicable federal, state or local lending laws. The fair value of the indemnification and repurchase obligation is estimated based on historical experience. PFL recognizes a liability for the repurchase and indemnification obligation when the Borrower Loans are issued. Indemnified or repurchased Borrower Loans associated with violations of federal, state or local lending laws or verifiable identity theft are written off at the time of repurchase or at the time an indemnification payment is made. The maximum potential amount of future payments associated under this repurchase obligation is the outstanding balances of the Borrower Loans issued through the Whole Loan Channel, which at December 31, 2025 was $3.8 billion. PFL has accrued $0.3 million and $0.3 million as of December 31, 2025 and 2024 respectively in regard to this obligation.
Under the terms of the indenture and investor registration agreement, Prosper may, in certain circumstances, become obligated to either repurchase a Note or indemnify the investor for any losses resulting from nonpayment of a Note purchased in the Retail Channel. The decision to repurchase or indemnify is in Prosper’s sole discretion. These circumstances include, but are not limited to, the occurrence of verifiable identity theft, a technical error in the automated bidding tools which results in the purchase of a Note that does not match the investor’s investment criteria, or situations in which a personal loan listing includes a Prosper Rating that is different from the Prosper Rating that should have appeared in the listing for the corresponding Borrower Loan because either PFL inaccurately input data into, or inaccurately applied, the formula for determining the Prosper Rating and, as a result, the interest of the investor is materially and adversely affected. During the year ended December 31, 2025, the Company’s repurchases under this obligation were not material.
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
Cybersecurity Matter
On September 1, 2025, Prosper identified that an unauthorized third party gained access to Prosper’s systems that contain proprietary and confidential information. Prosper promptly initiated its cybersecurity response plans and began taking steps to investigate, contain and remediate the incident and enhance its security measures with the assistance of cybersecurity experts. Prosper also informed law enforcement.
There is evidence that the unauthorized third party was able to obtain confidential, proprietary and personal information, including Social Security numbers, including through unauthorized queries made on Prosper databases that store customer and applicant data. There is no evidence of unauthorized access to customer accounts and funds as a result of the incident, and Prosper’s customer-facing operations continued uninterrupted.
As of March 20, 2026, multiple purported class-action lawsuits related to the September Incident have been filed against Prosper. The federal lawsuits filed against Prosper have been consolidated into one proceeding, captioned In re: Prosper Funding, LLC Data Breach Litigation. Prosper is also subject to lawsuits filed in state courts and has received demands for mass and individual arbitrations. The Company may receive additional federal and state lawsuits and arbitration demands in the future.
Prosper has accrued for various legal and cybersecurity software costs incurred related to this incident that are not covered by insurance at the PMI corporate level. Due to the significant uncertainties involved, however, Prosper is not able to accurately predict the ultimate outcome of this incident, or estimate a loss or range of loss that Prosper may incur. Accordingly, Prosper has not recorded a provision for any estimated losses in respect to the incident as of December 31, 2025.
NOTE 9. RELATED PARTIES
Since inception, PFL has engaged in various transactions with its directors, executive officers, PMI, and immediate family members and other affiliates of its directors, executive officers, and PMI. PFL believes that all of the transactions described below were made on terms no less favorable to PFL than could have been obtained from unaffiliated third parties.
PFL’s executive officers and directors who are not executive officers participate in its marketplace by placing bids and purchasing Notes. The aggregate amount of the Notes purchased and the income earned by parties deemed to be related parties of PFL for the years ended December 31, 2025 and 2024 are summarized below (in thousands):

	Aggregate Amount of Notes Purchased for the Year Ended December 31,		Interest Earned on Notes for the Year Ended December 31,
	2025	2024	2025	2024
Executive officers and management	$6	$30	$7	$8
Directors (excluding executive officers and management)	—	—	—	—
Total	$6	$30	$7	$8

The balance of Notes held by officers and directors who are not executive officers are as follows (in thousands):

	Notes Balance as of
	December 31, 2025	December 31, 2024
Executive officers and management	$27	$48
Directors (excluding executive officers and management)	—	—
Total	$27	$48

NOTE 10. SEGMENTS
PFL’s Chief Executive Officer, who serves as the chief operating decision maker, reviews financial information on a consolidated basis at the PMI level for purposes of allocating resources and evaluating financial performance. As a result, PFL has no operating segments.
NOTE 11. SIGNIFICANT CONCENTRATIONS
PFL is dependent on third party funding sources such as banks, asset managers, and insurance companies to provide the funds to allow WebBank to originate Borrower Loans that the third party funding sources will later purchase. Of all Borrower Loans originated in the year ended December 31, 2025, three individual third parties purchased 21.0%, 14.4%, and 11.6% of such loans. For the year ended December 31, 2024, three individual third parties purchased 23.7%, 15.8% and 13.2% of such loans. These purchases indicate that a significant portion of PFL’s business is dependent on funding through the Whole Loan Channel, through which 94% and 92% of Borrower Loans were originated in the years ended December 31, 2025 and 2024, respectively.
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
NOTE 12. SUBSEQUENT EVENTS
Management has evaluated subsequent events or transactions occurring through the date the consolidated financial statements were issued and determined that no events or transactions are required to be disclosed herein.

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

Exhibit Number	Description

10.23	Amendment No. 4 to Administration Agreement, dated as of January 25, 2018, between Prosper Funding LLC and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.32 of PMI and PFL's Annual Report on Form 10-K, filed on March 26, 2018)

10.24	Amendment No. 5 to Administration Agreement, dated as of November 12, 2018 and made effective as of October 1, 2018, between Prosper Funding LLC and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.16 of PMI and PFL's Annual Report on Form 10-K, filed on March 29, 2019)

10.25	Amendment No. 6 to Administration Agreement, dated as of May 12, 2021, between Prosper Funding LLC and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.3 of PMI and PFL's Quarterly Report on Form 10-Q, filed on May 13, 2021)

10.26	Amendment No. 7 to Administration Agreement, dated as of November 14, 2025, between Prosper Funding LLC and Prosper Marketplace, Inc. (2)

10.27	Services and Indemnity Agreement, dated March 1, 2012, among Global Securitization Services, LLC, Kevin Burns, Bernard Angelo, Prosper Marketplace, Inc. and Prosper Funding LLC (incorporated by reference to Exhibit 10.8 of Pre-Effective Amendment No. 3 to PFL and PMI’s Registration Statement on Form S-1 (File Nos. 333-179941 and 333-179941-01), filed on November 21, 2012) (3)

10.28	Stand By Purchase Agreement, dated July 1, 2016, between WebBank and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.3 of PMI and PFL’s Current Report on Form 8-K, filed on July 8, 2016) (1)

10.29	First Amendment to Stand By Purchase Agreement, dated February 1, 2019, between WebBank and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.3 of PMI and PFL's Current Report on Form 8-K/A, filed on April 24, 2019) (1)

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

10.32	Fourth Amendment to Stand By Purchase Agreement, dated February 28, 2024, between WebBank and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.31 of PMI and PFL’s Annual Report on Form 10-K filed on March 22, 2024) (1)

10.33	Director Indemnification Agreement, dated January 15, 2013, between Prosper Marketplace, Inc. and Patrick (Pat) Grady (incorporated by reference to Exhibit 10.20 of PMI and PFL’s Annual Report on Form 10-K, filed on March 31, 2014) (3)

10.34	Form of Indemnification Agreement for PMI’s directors (other than Patrick Grady), officers and key employees (incorporated by reference to Exhibit 10.21 of PMI and PFL's Annual Report on Form 10-K, filed on March 18, 2016) (3)

10.35
Back-Up Servicing Agreement (Note Channel), dated as of February 24, 2017, among Prosper Funding LLC, Prosper Marketplace, Inc., and Vervent, Inc. (f/k/a First Associates Loan Servicing, LLC) (incorporated by reference to Exhibit 10.10 of PMI and PFL’s Quarterly Report on Form 10-Q, filed on May 15, 2017) (1)

10.36	Amended and Restated Services and Indemnity Agreement, dated May 30, 2013, between Prosper Funding LLC, Prosper Marketplace, Inc., Global Securitization Services, LLC, Bernard J. Angelo and David V. DeAngelis (incorporated by reference to Exhibit 10.1 of PMI and PFL’s Current Report on Form 8-K, filed on June 5, 2013) (3)

10.37	Prosper Marketplace, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 of PMI’s Registration Statement on Form S-8 filed on May 12, 2015) (3)

10.38	Amendment No. 1 to Prosper Marketplace, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 of PMI’s Registration Statement on Form S-8 filed on April 13, 2016) (3)

10.39	Amendment No. 2 to Prosper Marketplace, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 of PMI’s Registration Statement on Form S-8 filed on August 15, 2016) (3)

10.40	Amendment No. 3 to Prosper Marketplace, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 of PMI’s Registration Statement on Form S-8 filed on March 26, 2018) (3)

Exhibit Number	Description

10.41	Form of Stock Option Agreement under the Prosper Marketplace, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.29 of PMI and PFL’s Annual Report on Form 10-K, filed on March 18, 2016) (3)

10.42	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the Prosper Marketplace, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.30 of PMI and PFL’s Annual Report on Form 10-K, filed on March 18, 2016) (3)

10.43	Prosper Marketplace, Inc. 2025 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 of PMI’s Registration Statement on Form S-8 filed on November 13, 2025) (3)

10.44	Form of Stock Option Agreement under the Prosper Marketplace, Inc. 2025 Equity Incentive Plan (2)(3)

10.45	Prosper Marketplace, Inc. Amended and Restated Eligible Employee Retention Plan, amended and restated as of August 13, 2025 (incorporated by reference to Exhibit 10.1 of PMI and PFL's Quarterly Report on Form 10-Q, filed on August 14, 2025) (3)

10.46	Prosper Marketplace, Inc. Long-Term Cash Incentive Plan, effective November 5, 2020 (incorporated by reference to Exhibit 10.3 of PMI and PFL's Quarterly Report on Form 10-Q, filed on November 12, 2020) (3)

10.47	First Amendment to Prosper Marketplace, Inc. Long-Term Cash Incentive Plan, effective May 11, 2021 (incorporated by reference to Exhibit 10.2 of PMI and PFL's Quarterly Report on Form 10-Q, filed on May 13, 2021) (3)

10.48	Second Amendment to Prosper Marketplace, Inc. Long-Term Cash Incentive Plan, effective March 25, 2022 (incorporated by reference to Exhibit 10.46 of PMI and PFL’s Annual Report on Form 10-K filed on March 22, 2024) (3)

10.49	Third Amendment to Prosper Marketplace, Inc. Long-Term Cash Incentive Plan, effective March 21, 2024 (incorporated by reference to Exhibit 10.47 of PMI and PFL’s Annual Report on Form 10-K filed on March 22, 2024) (3)

10.50	Form of Prosper Marketplace, Inc. Severance and Change in Control Agreement (incorporated by reference to Exhibit 10.4 of PMI and PFL's Quarterly Report on Form 10-Q, filed on November 12, 2020) (3)

10.51	Form of Prosper Marketplace, Inc. Change in Control Severance Agreement (incorporated by reference to Exhibit 10.1 of PMI and PFL's Quarterly Report on Form 10-Q, filed on May 14, 2025) (3)

10.52
Warrant Agreement, dated as of February 27, 2017, among PMI, PF WarrantCo Holdings, LP, and, for certain limited purposes, New Residential Investment Corp (incorporated by reference to Exhibit 10.9 of PMI and PFL’s Quarterly Report on Form 10-Q, filed on May 15, 2017) (1)

10.53
First Amended and Restated Program Agreement, dated August 16, 2023, between Prosper Marketplace, Inc. and Coastal Community Bank (incorporated by reference to Exhibit 10.1 of PMI’s Current Report on Form 8-K, filed on August 22, 2023) (1)

10.54	First Amendment to the First Amended and Restated Program Agreement, effective as of March 25, 2024, by and between Coastal Community Bank and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.1 of PMI’s Current Report on Form 8-K, filed on March 29, 2024) (1)

10.55	Second Amendment to the First Amended and Restated Program Agreement, effective as of August 28, 2024, by and between Coastal Community Bank and Prosper Marketplace, Inc. (incorporated by reference to Exhibit 10.1 of PMI’s Quarterly Report on Form 10-Q, filed on November 14, 2024) (1)

10.56	Third Amendment to the First Amended and Restated Program Agreement, effective as of December 23, 2025, by and between Coastal Community Bank and Prosper Marketplace, Inc. (1)(2)

10.57	Separation and General Release Agreement, dated January 15, 2025, by and between Melinda Marchesi and Prosper Marketplace, Inc. (1)(3) (incorporated by reference to Exhibit 10.52 of PMI’s Annual Report on Form 10-K, filed on March 26, 2025)

10.58	Credit Agreement, dated November 14, 2025, by and among Prosper Marketplace, Inc., as Borrower, and Platform Loan Holdings LLC, as lender (1)(2)

21.1	Subsidiaries of Prosper Marketplace, Inc. (2)

Exhibit Number	Description

21.2	Subsidiaries of Prosper Funding LLC (incorporated by reference to Exhibit 21.2 of PMI’s Annual Report on Form 10-K, filed on March 22, 2024)

23.1	Consent of Independent Registered Accounting Firm (2)

31.1	Certification of Principal Executive Officer of PMI pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

31.2	Certification of Principal Financial Officer of PMI pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

31.3	Certification of Principal Executive Officer of PFL pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

31.4	Certification of Principal Financial Officer of PFL pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

32.1
Certification of Principal Executive Officer and Principal Financial Officer of PMI pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to PMI's Annual Report on Form 10-K for the year ended December 31, 2025 (2)

32.2
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to PFL’s Annual Report on Form 10-K for the year ended December 31, 2025 (2)

(1) Certain portions of this exhibit have been, as applicable, (i) omitted and filed separately with the Commission pursuant to a request for confidential treatment under Rule 406 of the Securities Act or (ii) marked by brackets and omitted because the information is (a) not material and (b) would be competitively harmful if disclosed.
(2) Filed herewith.
(3) Management contract or compensatory plan or arrangement.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 26th day of March 2026.

PROSPER MARKETPLACE, INC.

By:	/s/ David Kimball
David Kimball
Chief Executive Officer (Principal Executive Officer); Chairman of the Board
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Usama Ashraf and Edward R. Buell III, and each of them, their true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for them and in their name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agents full power and authority to do and perform each and every act in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or either of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ David Kimball	Chief Executive Officer (Principal Executive Officer); Chairman of the Board	March 26, 2026
David Kimball

/s/ Usama Ashraf	President and Chief Financial Officer (Principal Financial Officer)	March 26, 2026
Usama Ashraf

/s/ Claire A. Huang	Director	March 26, 2026
Claire A. Huang

/s/ Thomas R. Kearney	Director	March 26, 2026
Thomas R. Kearney

/s/ Peter J. deSilva	Director	March 26, 2026
Peter J. deSilva

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 26th day of March 2026.

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

Name	Title

/s/ David Kimball	Chief Executive Officer (Principal Executive Officer); Director	March 26, 2026
David Kimball

/s/ Usama Ashraf	President, Chief Financial Officer and Treasurer (Principal Financial Officer); Director	March 26, 2026
Usama Ashraf

/s/ Bernard J. Angelo	Director	March 26, 2026
Bernard J. Angelo

/s/ David V. DeAngelis	Director	March 26, 2026
David V. DeAngelis