Form 10-Q
period 2026-03-31
PROSPER MARKETPLACE, INC; Prosper Funding LLC
filed 2026-05-14
CIK 1416265, 1542574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

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
As of May 11, 2026, there were 78,914,214 shares of Prosper Marketplace, Inc. common stock outstanding. Prosper Funding LLC does not have any common stock outstanding.
THIS COMBINED FORM 10-Q IS SEPARATELY FILED BY PROSPER MARKETPLACE, INC. AND PROSPER FUNDING LLC. INFORMATION CONTAINED HEREIN RELATING TO ANY INDIVIDUAL REGISTRANT IS FILED BY SUCH REGISTRANT ON ITS OWN BEHALF. EACH REGISTRANT MAKES NO REPRESENTATION AS TO INFORMATION RELATING TO THE OTHER REGISTRANT.

Except as the context requires otherwise, as used herein, “Registrants” refers to Prosper Marketplace, Inc. (“PMI”), a Delaware corporation, and its wholly owned subsidiary, Prosper Funding LLC (“PFL”), a Delaware limited liability company; “we,” “us,” “our,” “Prosper,” and the “Company” refers to (i) PMI, (ii) its wholly owned subsidiaries, PFL, BillGuard, Inc. (“BillGuard”), a Delaware corporation, and Prosper Healthcare Lending LLC (“PHL”), a Delaware limited liability company, and (iii) its variable interest entities, Prosper Warehouse I Trust (“PWIT,” terminated March 28, 2024), a Delaware statutory trust, Prosper Warehouse II Trust (“PWIIT,” terminated September 25, 2023), a Delaware statutory trust, Prosper Marketplace Issuance Trust, Series 2023-1 (“PMIT 2023-1”), a Delaware statutory trust, Prosper Marketplace Issuance Trust, Series 2024-1 (“PMIT 2024-1”), a Delaware statutory trust, Prosper Credit Card Issuer LLC (“PMCC 2024-1”), a Delaware limited liability company and Prosper Grantor Trust (“PGT”), a Delaware statutory trust, on a consolidated basis; and “Prosper Funding” refers to PFL and its wholly owned subsidiary, Prosper Depositor LLC, a Delaware limited liability company, on a consolidated basis. In addition, the unsecured personal loans originated through our marketplace are referred to as “Borrower Loans,” and the borrower payment dependent notes issued through our marketplace, whether issued by PMI or PFL, are referred to as “Notes.” Investors currently invest in Borrower Loans through two channels: (i) the “Note Channel,” which allows investors to purchase Notes from PFL, the payments of which are dependent on the payments made on the corresponding Borrower Loan; and (ii) the “Whole Loan Channel,” which allows accredited and institutional investors to purchase Borrower Loans in their entirety directly from PFL. The Notes available to Note Channel investors are distinguishable from notes held by certain third party investors pursuant to Prosper’s securitization transactions, which are referred to herein as “Notes Issued by Securitization Trust.”

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
•our ability to attract potential borrowers and investors to our personal loan marketplace, and borrowers to our unsecured credit card (“Credit Card”) product;
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
•our ability to prevent security breaches, disruptions in service, and comparable events that could compromise the personal and confidential information held on our data systems, reduce the attractiveness of the platform or adversely impact our ability to service Borrower Loans; and

•the potential adverse legal, reputational, and financial effects on the Company resulting from the cybersecurity incident that we reported in September 2025 (the “September 2025 Incident”), and
•the other risks discussed under the “Risk Factors” section of our Annual Report on Form 10-K.
There may be other factors that may cause actual results to differ materially from the forward-looking statements in this Quarterly Report on Form 10-Q. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them does occur, what impact they will have on our results of operations and financial condition. You should carefully read the factors described in the “Risk Factors” section of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2025 for a description of certain risks that could, among other things, cause our actual results to differ from these forward-looking statements.
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

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Prosper Marketplace, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except for share and per share amounts)

	March 31, 2026	December 31, 2025
Assets:
Cash and Cash Equivalents	$46,204	$46,755
Restricted Cash (1)	125,462	94,363
Accounts Receivable	11,240	11,947
Borrower Loans, at Fair Value	281,083	309,737
Receivable from Credit Card Partner, at Fair Value (1)	99,393	99,865
Property and Equipment, Net	44,138	45,097
Prepaid and Other Assets (1)	31,507	30,263
Credit Card Derivative	52,718	48,290
Servicing Assets	18,421	17,402
Goodwill	36,368	36,368
Total Assets	$746,534	$740,087
Liabilities, Convertible Preferred Stock and Stockholders' Deficit:
Accounts Payable and Accrued Liabilities	$74,308	$73,692
Payable to Investors	110,955	77,604
Notes, at Fair Value	230,283	243,900
Notes Issued by Securitization Trust (1)	135,249	149,902
Term Loan	74,769	74,759
Other Liabilities	33,519	34,778
Convertible Preferred Stock Warrant Liability	85,115	230,060
Total Liabilities	$744,198	$884,695
Commitments and Contingencies (Note 17)
Convertible Preferred Stock – $0.01 par value; 444,760,848 shares authorized as of March 31, 2026 and December 31, 2025; 338,605,739 issued and outstanding as of March 31, 2026 and 261,227,694 issued and outstanding as of December 31, 2025. Aggregate liquidation preference of $479,328 as of March 31, 2026 and $414,019 as of December 31, 2025.	$478,326	$396,556
Less: Convertible Preferred Stock Held by Consolidated VIE (Note 13), 51,247,915 shares issued and outstanding as of March 31, 2026 and December 31, 2025	(2,381)	(2,381)
Stockholders' Deficit:
Common Stock – $0.01 par value; 625,000,000 shares authorized; 79,235,290 shares issued and 78,299,355 shares outstanding, as of March 31, 2026; 79,138,710 shares issued and 78,202,775 shares outstanding, as of December 31, 2025	307	307
Additional Paid-In Capital	164,763	164,240
Less: Treasury Stock	(23,417)	(23,417)
Accumulated Deficit	(615,262)	(679,913)
Total Stockholders' Deficit	$(473,609)	$(538,783)
Total Liabilities, Convertible Preferred Stock and Stockholders' Deficit	$746,534	$740,087
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

	March 31, 2026	December 31, 2025
Assets of consolidated VIEs, included in total assets above:
Restricted Cash	$10,417	$11,892
Accounts Receivable	1,242	1,376
Borrower Loans, at Fair Value	48,337	64,400
Receivable from Credit Card Partner, at Fair Value	99,393	99,865
Total assets of consolidated VIEs	$159,389	$177,533
Liabilities of consolidated VIEs, included in total liabilities above:
Notes Issued by Securitization Trust	$135,249	$149,902
Other Liabilities	2,056	2,163
Total liabilities of consolidated VIEs	$137,305	$152,065
The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Marketplace, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except for share and per share amounts)

	Three Months Ended March 31,
	2026	2025
Revenues:
Operating Revenues:
Transaction Fees, Net	$62,089	$52,078
Servicing Fees, Net	8,481	7,357
Loss on Sale of Borrower Loans	(17,275)	(13,576)
Other Revenues	1,655	2,189
Total Operating Revenues	54,950	48,048
Interest Income (Expense):
Interest Income on Financial Instruments	16,249	23,301
Interest Expense on Financial Instruments	(12,366)	(16,329)
Total Interest Income, Net	3,883	6,972
Change in Fair Value of Financial Instruments	(465)	(12,356)
Total Net Revenue	58,368	42,664
Expenses:
Origination and Servicing	14,378	11,675
Sales and Marketing	19,019	13,432
General and Administrative	23,177	22,094
Change in Fair Value of Convertible Preferred Stock Warrants	(63,949)	(57,226)
Interest Expense on Term Loan	1,982	3,076
Other Income, Net	(928)	(790)
Total Expenses	(6,321)	(7,739)
Net Income Before Taxes	64,689	50,403
Income Tax Expense	(38)	(28)
Net Income	$64,651	$50,375
Less: Net Income Allocated to Participating Securities	(46,889)	(33,166)
Net Income Attributable to Common Stockholders	$17,762	$17,209
Net Income Per Share – Basic	$0.23	$0.22
Net Income Per Share – Diluted	$0.06	$0.05
Weighted Average Shares – Basic	78,250,600	77,506,964
Weighted Average Shares – Diluted	288,473,777	344,379,929
The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Marketplace, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit (Unaudited)
(in thousands, except for share amounts)

	Convertible Preferred Stock		Convertible Preferred Stock Held by Consolidated VIE		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2026	261,227,694	396,556	(51,247,915)	(2,381)	83,380,010	307	(5,177,235)	(23,417)	164,240	(679,913)	(538,783)
Exercise of vested stock options	—	—	—	—	96,580	—	—	—	2	—	2
Exercise of Series E-1 and F convertible preferred stock warrants (Note 13)	77,378,045	81,770	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	521	—	521
Net income	—	—	—	—	—	—	—	—	—	64,651	64,651
Balance as of March 31, 2026	338,605,739	478,326	(51,247,915)	(2,381)	83,476,590	307	(5,177,235)	(23,417)	164,763	(615,262)	(473,609)

	Convertible Preferred Stock		Convertible Preferred Stock Held by Consolidated VIE		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2025	209,613,570	322,748	(51,247,915)	(2,381)	82,642,684	300	(5,177,235)	(23,417)	162,643	(644,211)	(504,685)
Exercise of vested stock options	—	—	—	—	127,206	1	—	—	6	—	7
Stock-based compensation expense	—	—	—	—	—	—	—	—	416	—	416
Net income	—	—	—	—	—	—	—	—	—	50,375	50,375
Balance as of March 31, 2025	209,613,570	322,748	(51,247,915)	(2,381)	82,769,890	301	(5,177,235)	(23,417)	163,065	(593,836)	(453,887)
The accompanying notes are an integral part of these consolidated financial statements.

Prosper Marketplace, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from Operating Activities:
Net Income	$64,651	$50,375
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Change in Fair Value of Financial Instruments	465	12,356
Depreciation and Amortization	4,304	2,947
Amortization of Operating Lease Right-of-use Asset	595	487
Gain on Sale of Borrower Loans	(4,264)	(2,767)
Change in Fair Value of Servicing Rights	3,244	2,516
Stock-Based Compensation Expense	464	327
Change in Fair Value of Convertible Preferred Stock Warrants	(63,949)	(57,226)
Amortization of Debt Discount and Debt Issuance Costs	442	847
Other, Net	339	(6)
Changes in Operating Assets and Liabilities:
Purchase of Loans Held for Sale, at Fair Value	(698,218)	(532,834)
Proceeds from Sales and Principal Payments of Loans Held for Sale, at Fair Value	712,755	565,504
Accounts Receivable	707	(50)
Prepaid and Other Assets	(1,244)	1,780
Credit Card Derivative	1,196	(4,612)
Accounts Payable and Accrued Liabilities	2,607	4,585
Payable to Investors	33,351	22,155
Other Liabilities	(1,288)	(192)
Interest payable	(49)	(120)
Net Cash Provided by Operating Activities	56,108	66,072
Cash Flows from Investing Activities:
Purchase of Borrower Loans, at Fair Value	(35,726)	(42,938)
Proceeds from Principal Payments and Sales of Borrower Loans, at Fair Value	41,683	47,842
Purchases of Credit Card Receivables from Credit Card Partner	(16,357)	(21,210)
Principal Payments on Credit Card Receivable from Credit Card Partner	12,571	20,289
Purchases of Property and Equipment	(5,874)	(3,321)
Net Cash (Used in) Provided by Investing Activities	(3,703)	662
Cash Flows from Financing Activities:
Proceeds from Issuance of Notes, at Fair Value	34,346	42,139
Payments of Notes, at Fair Value	(41,943)	(47,864)
Principal Payments on Notes Issued by Securitization Trusts	(15,036)	(34,817)
Principal Payments on Term Loan	—	(2,500)
Proceeds from Exercises of Stock Options	2	7
Proceeds from Exercises of Series E-1 and Series F Convertible Preferred Stock Warrants (Note 13)	774	—
Net Cash Used in Financing Activities	(21,857)	(43,035)
Net Increase in Cash, Cash Equivalents and Restricted Cash	30,548	23,699
Cash, Cash Equivalents and Restricted Cash at Beginning of the Period	141,118	145,087
Cash, Cash Equivalents and Restricted Cash at End of the Period	$171,666	$168,786

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest, Net	$14,258	$19,184

	Three Months Ended March 31,
	2026	2025
Cash Paid for Income Taxes	3	—
Cash Paid for Operating Leases Included in the Measurement of Lease Liabilities	1,149	993
Non-Cash Investing Activity - Accrual for Property and Equipment, Net	596	3,092

Reconciliation to Amounts on Condensed Consolidated Balance Sheets:
Cash and Cash Equivalents	$46,204	$31,694
Restricted Cash	125,462	137,092
Total Cash, Cash Equivalents and Restricted Cash	$171,666	$168,786
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
The unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and disclosure requirements for interim financial information and the requirements of Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2025. The balance sheet at December 31, 2025 has been derived from the audited financial statements at that date. Management believes these unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.
PMI did not have any items of other comprehensive income or loss for any of the periods presented in the condensed consolidated financial statements as of and for the three months ended March 31, 2026 and 2025.
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
2. Summary of Significant Accounting Policies
Prosper’s significant accounting policies are included in Note 2, Summary of Significant Accounting Policies, in Prosper’s Annual Report on Form 10-K for the year ended December 31, 2025. There have been no changes to these accounting policies during the first three months of 2026.
Fair Value Measurements
Financial instruments measured at fair value consist principally of Borrower Loans and Notes (Notes 4 and 7), Servicing Assets (Note 6), Receivable from Credit Card Partner (Notes 5 and 7), Credit Card Derivative and servicing obligation (Note 5), loan trailing fee liability (Note 10), Debt (Note 11) and Convertible Preferred Stock Warrant Liability (Note 13). The estimated fair values of other financial instruments, including Cash and Cash Equivalents, Restricted Cash, Accounts Receivable, Accounts Payable and Accrued Liabilities, and Payable to Investors approximate their carrying values because of their short-term nature. The estimated fair value of the Term Loan (Note 11) does not approximate its carrying value primarily due to differences in the stated and market rates associated with that instrument.
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
Management regularly reviews and reconsiders its previous conclusions regarding the status of an entity as a VIE and whether the Company is required to consolidate or deconsolidate such VIE in the condensed consolidated financial statements.
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
In November 2024, Prosper completed the PMCC 2024-1 Credit Card securitization transaction, which is more fully described in Note 7, Securitizations. Based on an analysis of the terms of that transaction, it was determined that the transfers of the underlying Credit Card receivables from the Company’s Credit Card banking partner, Coastal Community Bank (“Coastal”) to PMCC 2024-1 do not meet sale accounting requirements under ASC 860. In particular, as cardholders make additional draws on the Credit Cards associated with PMCC 2024-1, they lose their identity and become part of a larger outstanding balance. Further, the interests in the Credit Card receivables do not meet the definition of a participating interest given their lack of stated maturity dates, among other requirements. As a result, the Company derecognizes cash paid to Coastal for the transfer of the underlying Credit Card receivables, and has recorded an offsetting Receivable from Credit Card Partner on its condensed consolidated balance sheets. Receivable from Credit Card Partner is secured by and effectively mirrors the value of the underlying Credit Card receivables.
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
Prosper previously used Warehouse Lines to purchase personal loans that could be subsequently contributed to securitization transactions or sold to investors. These personal loans were included in “Loans Held for Sale, at Fair Value” on the condensed consolidated balance sheets. In September 2023 and March 2024, in connection with the securitization transactions discussed below, the Loans Held for Sale in these Warehouse Lines were fully contributed to the securitization entities or purchased by Prosper, and the outstanding balances of the Warehouse Lines were fully paid down. See Note 11, Debt for more details on the termination of the Warehouse Lines.

In September 2023 and March 2024, Prosper closed two separate securitization transactions, PMIT 2023-1 and PMIT 2024-1, respectively, with personal loans previously funded through its PWIIT Warehouse Line and PWIT Warehouse Line, respectively. These newly formed securitization entities issued notes acquired by third parties and residual certificates acquired by PMI (the wholly owned parent of PFL, the sole sponsor of the securitizations). PMIT 2023-1 and PMIT 2024-1 are deemed consolidated VIEs, and as a result the Borrower Loans they hold are presented in “Borrower Loans, at Fair Value,” and the notes sold to third-party investors are included in Notes Issued by Securitization Trusts on the accompanying condensed consolidated balance sheets. See Note 7, Securitizations, for additional disclosures related to these securitizations.
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
Credit Card Derivative
The Company evaluated the terms of the Credit Card Program Agreement with Coastal and determined that it contained features that met the definition of derivatives under ASC 815, Derivatives and Hedging. These features are freestanding financial instruments (as defined under ASC 480, Distinguishing Liabilities from Equity), and have been valued separately as derivatives. A right of offset exists between the derivatives, and they are presented net, at fair value, on the accompanying condensed consolidated balance sheets. Prosper uses a discounted cash flow model to estimate the fair value of the Credit Card Derivative. The key assumptions used in the valuation include average portfolio interest rates, as well as default and prepayment rates derived primarily from relevant market data and historical performance, adjusted as necessary based on the perceived credit risk of the underlying cardholders. In addition, a single discount rate based on the estimate of the rate of return that investors would require when investing in similar credit card portfolios, is applied to the individual freestanding derivatives. Changes in the fair value of the Credit Card Derivative, as well as settled transactions from the Credit Card portfolio, are recorded in Change in Fair Value of Financial Instruments on the accompanying consolidated statements of operations.
In accordance with the Credit Card Program Agreement, as amended, new customer accounts are designated as Prosper Allocations and Coastal Allocations on a 95% and 5% basis, respectively. Coastal may adjust the Coastal Allocation percentage between 0% and 5% at its discretion and with advance notice. The maximum outstanding Credit Card principal balance for Prosper Allocations is $375 million. The Credit Card Program Agreement term is scheduled to end on December 31, 2027, but will automatically renew for one-year periods thereafter, unless terminated by either party in accordance with the agreement. Refer to Note 5, Credit Card, for additional details on revenues and expenses related to the Credit Card product, and to Note 8, Fair Value of Assets and Liabilities, for additional details related to the valuation methodology for the Credit Card Derivative.
Receivable from Credit Card Partner
In November 2024, Prosper closed a securitization transaction, PMCC 2024-1, with performing Credit Card receivables previously included within the Prosper Allocations on Coastal’s balance sheet. This securitization entity issued notes acquired by third parties, and a residual certificate to PMI, the sole sponsor of the securitization. PMCC 2024-1 is structured as a limited liability company in which PMI is the sole member, but was determined to be a VIE due to its lack of equity at risk. As PMI is considered the primary beneficiary of the VIE, it fully consolidates PMCC 2024-1 and all transactions between the two entities are eliminated. As discussed above, because the transfers of the underlying Credit Card receivables do not meet the requirements for sale accounting treatment under ASC 860, Transfers and Servicing, the Company has recorded a Receivable from Credit Card Partner on the condensed consolidated balance sheets. Notes sold to third-party investors are included in Notes Issued by Securitization Trusts on the accompanying condensed consolidated balance sheets.

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
Transaction Fee Refunds
Prosper assumes WebBank’s obligation under Utah law to refund the pro-rated amount of any Transaction Fees collected in excess of 5% of Borrower Loan principal, in the event the underlying borrower prepays the loan in full before maturity. Liabilities under this obligation are estimated upon the origination of Borrower Loans and recorded within Accounts Payable and Accrued Liabilities on the accompanying condensed consolidated Balance Sheets. The key assumptions used in the estimated refund liability include prepayment rates and default rates derived primarily from historical performance. Changes in the liability are recorded within Transaction Fees, Net on the accompanying consolidated Statements of Operations. Refer to Note 17, Commitments and Contingencies, for details on the amounts recorded under this obligation.
On March 23, 2026, Utah signed into law Senate Bill 230, Consumer Credit Amendments (“S.B. 230”), which eliminates the requirement to refund Transaction Fees in excess of 5% of Borrower Loan principal upon prepayment. The law became effective on May 6, 2026. Accordingly, the Company no longer accrues or remits Transaction Fee refunds under this requirement for Borrower Loans originated on or after that effective date. Borrower Loans originated prior to May 6, 2026, remain subject to the prior refund requirements.
Term Loans
Prosper entered into a Credit Agreement, which provided for a Term Loan, with a third-party financial institution in November 2022. That Credit Agreement was terminated and the related Term Loan fully repaid in November 2025, when the Company entered into a new Credit Agreement and underlying Term Loan with a separate third-party financial institution. These agreements are fully described in Note 11, Debt. These Term Loans are carried at amortized cost, net of discounts, issuance costs and modification costs, which are subsequently amortized to Interest Expense on Term Loans over the life of the underlying agreements. Interest Expense on Term Loans is presented as a component of Expenses on the accompanying condensed consolidated statements of operations.
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
In May 2025, the FASB issued ASU No. 2025-03, “Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity.” This standard clarifies the guidance in determining the accounting acquirer in a business combination effected primarily by exchanging equity interests when the acquiree is a VIE that meets the definition of a business. The standard is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted, and the standard is to be applied prospectively to acquisitions after the adoption date. The Company is currently evaluating this ASU to determine its impact on the Company’s condensed consolidated financial statements and related disclosures.
In April 2025, the FASB issued ASU No. 2025-05, “Financial Instruments—Credit Losses (Topic 326): Practical Expedient for Estimating Expected Credit Losses on Current Receivables,” which provides a practical expedient for measuring expected credit losses on current accounts receivable and contract assets. The expedient allows an entity to assume that current economic conditions will remain unchanged for the remaining life of the asset when developing forecasts. The standard is effective for fiscal years beginning after December 15, 2025. The Company expects to elect this practical expedient for its short-term fee receivables and does not expect the adoption to have a material impact on its condensed consolidated financial statements.
In September 2025, the FASB issued ASU No. 2025-06, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software,” which modernizes the capitalization criteria for internal-use software costs by removing references to project stages. The amendments are effective for fiscal years beginning after December 15, 2027, and interim periods within those annual reporting periods, with early adoption permitted. The amendments in this update should be applied on a prospective basis. The Company is currently evaluating this ASU to determine its impact on the condensed consolidated financial statements, and expects to adopt it for the year ending December 31, 2028.
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
In December 2025, the FASB issued ASU No. 2025-12, “Codification Improvements,” which clarifies, corrects errors in, and makes minor improvements to a variety of Topics in the ASC. Key amendments include clarifications to the calculation of diluted earnings per share during loss periods, explicit permission for certain treasury stock retirement accounting methods, and refinements to disclosure requirements for lease receivables. The amendments are effective for all entities for annual periods beginning after December 15, 2026, and interim periods within those years. Early adoption is permitted on an issue-by-issue basis. The Company is currently evaluating this ASU, but does not expect the adoption to have a material impact on its condensed consolidated financial statements or related disclosures.
Other recent accounting pronouncements issued by the FASB did not, or are not believed by management to, have a material impact on the Company’s present or future financial statements.

3. Property and Equipment, Net
Property and Equipment consists of the following at the dates presented (in thousands):

	March 31, 2026	December 31, 2025
Internal-use software and website development costs	$80,283	$87,842
Operating lease right-of-use assets	22,690	22,690
Computer equipment	5,023	4,805
Leasehold improvements	7,184	7,183
Office equipment and furniture	3,072	3,067
Assets not yet placed in service	6,903	5,172
Property and equipment	125,155	130,759
Less: Accumulated depreciation and amortization	(81,017)	(85,662)
Total Property and Equipment, Net	$44,138	$45,097
Depreciation and amortization expense for Property and Equipment, Net for the three months ended March 31, 2026 and 2025 was $4.3 million and $2.9 million, respectively. These charges are included in Origination and Servicing and General and Administrative expenses on the condensed consolidated statements of operations. PMI capitalized internal-use software and website development costs in the amount of $3.7 million and $4.0 million for the three months ended March 31, 2026 and 2025, respectively. Additionally, disclosures around the operating lease right-of-use assets are included in Note 16, Leases.
4. Borrower Loans and Notes, at Fair Value
The aggregate principal balances outstanding and fair values of Borrower Loans and Notes, at Fair Value as of March 31, 2026 and December 31, 2025, are presented in the following table (in thousands):

	Borrower Loans		Notes
	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Aggregate principal balance and interest outstanding	$295,179	$324,505	$243,293	$256,929
Fair value adjustments	(14,096)	(14,768)	(13,010)	(13,029)
Fair value	$281,083	$309,737	$230,283	$243,900
Borrower Loans
As of March 31, 2026, outstanding Borrower Loans had original terms to maturity of 24, 36, 48 or 60 months, had monthly payments with fixed interest rates ranging from 6.00% to 33.00%, and had various original maturity dates through March 2031. As of December 31, 2025, outstanding Borrower Loans had original terms to maturity of 24, 36, 48 or 60 months, had monthly payments with fixed interest rates ranging from 6.00% to 33.00%, and had various original maturity dates through December 2030.
As of March 31, 2026, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $1.9 million and a fair value of $0.3 million. As of December 31, 2025, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $2.9 million and a fair value of $0.6 million. Prosper places loans on non-accrual status when they are over 120 days past due. As of March 31, 2026 and December 31, 2025, Borrower Loans in non-accrual status had a fair value of $0.3 million and $0.4 million, respectively.

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
For the three months ended March 31, 2026 and 2025, the Company recognized $4.4 million of unrealized gains and $1.8 million of unrealized losses, respectively, from estimated fair value changes on the Credit Card Derivative. Changes from settled transactions underlying the Credit Card Derivative were gains of $1.2 million and losses of $4.8 million for the three months ended March 31, 2026 and 2025, respectively.
Receivable from Credit Card Partner
Fair value gains and losses on the Receivable from Credit Card Partner, which effectively consists of the underlying Credit Card receivables securitized through PMCC 2024-1 (as discussed at Note 7, Securitizations), are also recognized within Change in Fair Value of Financial Instruments. These gains and losses include changes related to estimated future cash flows, as well as actual charge-offs and debt sale recoveries. For the three months ended March 31, 2026, and 2025, the Company recognized fair value losses of $4.1 million and $2.1 million, respectively, related to the Receivable from Credit Card Partner, which primarily consisted of net charge-offs.
As of March 31, 2026 and December 31, 2025, the outstanding principal balance of Credit Card receivables held by PMCC 2024-1 was $90.1 million and $90.1 million, respectively.
Program Fees
The Company records revenue from various fees generated from the Credit Card program and PMCC 2024-1, including interchange fees, annual fees and late fees, net of a portion of the interchange fees that must be remitted to Coastal. These fees are included in Transaction Fees, Net on the accompanying consolidated statements of operations. For the three months ended March 31, 2026 and 2025, these fees totaled $6.8 million and $5.7 million, respectively.
Servicing Obligation and Fees
Under the program agreement, Prosper is responsible for servicing the entire underlying Credit Card portfolio. Coastal pays the Company a 1% per annum servicing fee on the daily outstanding principal balance of receivables designated as Coastal Allocations, which is approximately 5% of the portfolio. To the extent these servicing fees do not exceed the market servicing rate a market participant would require to service the entire Credit Card portfolio, the Company records a servicing obligation liability and measures it at fair value through the servicing period. The net balance of this servicing obligation liability is included in Other Liabilities on the accompanying condensed consolidated balance sheets (see Note 10, Other Liabilities). Changes in the fair value of the servicing obligation liability are recorded in Servicing Fees, Net on the accompanying condensed consolidated statements of operations, and totaled a loss of less than $0.1 million and a gain of $0.5 million for the three months ended March 31, 2026 and 2025, respectively. No servicing asset or obligation is recognized for the Credit Card receivables securitized within PMCC 2024-1, which is a consolidated entity.
6. Servicing Assets
Prosper accounts for Servicing Assets at their estimated fair values with changes in fair values recorded in Servicing Fees, Net on the accompanying condensed consolidated statement of operations. The initial asset or liability is recognized in Gain (Loss) on the Sale of Borrower Loans on the condensed consolidated statements of operations when the Company sells Borrower Loans to unrelated third-party buyers through the Whole Loan Channel and the servicing rights are retained. The Servicing Assets are measured at fair value throughout the servicing period. The Company recognized gains from the initial recognition of Servicing Assets on the sale of Borrower Loans in the amounts of $4.3 million and $2.8 million for the three months ended March 31, 2026 and 2025, respectively. These amounts are recorded in Loss on Sale of Borrower Loans on the condensed consolidated statements of operations, and are offset primarily by incentives provided to loan buyers at the time of sale.
As of March 31, 2026, Borrower Loans that were sold but for which Prosper retained servicing rights had a total outstanding principal balance of $3.9 billion, original terms to maturity of 24, 36, 48 or 60 months, monthly payments with fixed interest rates ranging from 5.75% to 33.00%, and various original maturity dates through March 2031. As of December 31, 2025, Borrower Loans that were sold but for which Prosper retained servicing rights had a total outstanding principal balance of $3.8 billion, original terms to maturity of either 24, 36, 48 or 60 months, monthly payments with fixed interest rates ranging from 5.75% to 33.00%, and various original maturity dates through December 2030.
Contractually-specified personal loan servicing fees and ancillary fees totaling $11.4 million and $10.0 million for the three months ended March 31, 2026 and 2025, respectively, are included in the condensed consolidated statements of operations in Servicing Fees, Net.
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
As of March 31, 2026 the outstanding principal and accrued interest of the 2023-1 Notes was $34.3 million, secured by an aggregate outstanding principal balance of $32.6 million of borrower loans included in Borrower Loans, at Fair Value on the condensed consolidated balance sheets, and $5.1 million in cash collections held in collateral and reserve accounts included in Restricted Cash on the condensed consolidated balance sheets. As of December 31, 2025, the outstanding principal and accrued interest of the 2023-1 Notes was $43.3 million, secured by an aggregate outstanding principal balance of $43.1 million of borrower loans included in Borrower Loans, at Fair Value on the condensed consolidated balance sheets, and $5.4 million in cash collections held in collateral and reserve accounts included in Restricted Cash on the condensed consolidated balance sheets.
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
As of March 31, 2026, the outstanding principal and accrued interest of the 2024-1 Notes was $19.0 million, secured by an aggregate outstanding principal balance of $18.9 million of borrower loans included in Borrower Loans, at Fair Value on the condensed consolidated balance sheets, and $2.9 million in cash collections held in collateral and reserve accounts included in Restricted Cash on the condensed consolidated balance sheets. As of December 31, 2025, the outstanding principal and accrued interest of the 2024-1 Notes was $25.1 million, secured by an aggregate outstanding principal balance of $25.4 million of borrower loans included in Borrower Loans, at Fair Value on the condensed consolidated balance sheets, and $3.4 million in cash collections held in collateral and reserve accounts included in Restricted Cash on the condensed consolidated balance sheets.
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
PMCC 2024-1 is structured as a limited liability company and is wholly owned by PMI, but is considered a deemed VIE due to its lack of equity at risk. PMI consolidates it as the primary beneficiary, as through its role as the servicer, the Company has the power to direct the activities that most significantly affect the PMCC 2024-1 Transaction’s economic performance. Additionally, because the Company holds the residual certificate, it has a variable interest that could potentially be significant to PMCC 2024-1. In evaluating whether PMI is the primary beneficiary, management considers both qualitative and quantitative factors regarding the nature, size and form of the Company’s involvement with PMCC 2024-1. Management assesses whether PMI is the primary beneficiary of the VIE on an on-going basis. For PMCC 2024-1, the creditors have no recourse to the general credit of Prosper and the liabilities of the limited liability company can only be settled by PMCC 2024-1’s assets. Additionally, the assets of PMCC 2024-1 can be used only to settle obligations of PMCC 2024-1. Because the transfers of the underlying Credit Card receivables from Coastal to PMCC 2024-1 do not meet the requirements for sales accounting treatment under ASC 860, Transfers and Servicing, the Company has recorded on its condensed consolidated balance sheet a Receivable from Credit Card Partner that effectively consists of the underlying Credit Card receivables securitized through PMCC 2024-1. Notes sold to third-party investors are presented in Notes Issued by Securitization Trust on the condensed consolidated balance sheets. The only residual certificate issued by PMCC 2024-1 is held by PMI, and thus eliminates through consolidation and is not presented on the condensed consolidated balance sheets.
The notes under PMCC 2024-1 were issued in four classes: Class A in the amount of $46.3 million, Class B in the amount of $10.7 million, Class C in the amount of $11.1 million and Class D in the amount of $14.8 million (collectively, the “PMCC 2024-1 Notes”). The Class A, Class B, Class C and Class D notes bear interest at fixed rates of 6.15%, 7.15%, 10.05% and 14.64%, respectively. No principal payments will be due on the PMCC 2024-1 Notes for the first two years of the PMCC 2024-1 Transaction, through November 1, 2026, which is referred to as the revolving period. At the end of that two-year period, if the revolving period is not extended the PMCC 2024-1 Transaction enters the amortization period, whereby the PMCC 2024-1 Notes will be repaid in accordance with a waterfall calculation, generally tied to the collections of the associated Credit Card receivables. Interest is payable monthly. These notes are recorded at amortized cost, net of original issue discounts totaling $0.3 million. These discounts, along with debt issuance costs incurred of $2.2 million, are being deferred and amortized into interest expense over the two-year revolving period of the notes using the effective interest method. As of March 31, 2026, the outstanding principal and accrued interest of the PMCC 2024-1 Notes was $83.2 million, secured by a total outstanding balance of Credit Card receivables (inclusive of principal, interest and fees) of $94.0 million, and approximately $0.9 million in cash held in a reserve account and included in Restricted Cash on the condensed consolidated balance sheets. As of December 31, 2025, the outstanding principal and accrued interest of the PMCC 2024-1 Notes was $83.2 million, secured by a total outstanding balance of Credit Card receivables (inclusive of principal, interest and fees) of $94.3 million, and approximately $0.9 million in cash held in a reserve account and included in Restricted Cash on the condensed consolidated balance sheets. For the three months ended March 31, 2026 and 2025, the Company recorded $3.3 million and $5.0 million, respectively, in Total Interest Income, Net related to the PMCC 2024-1 Credit Card receivables and Notes Issued by Securitization Trust.
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
The Convertible Preferred Stock Warrant Liability is valued using a Black-Scholes option pricing model. Refer to Note 13 for further details.

The following tables present the fair value hierarchy for assets and liabilities measured at fair value (in thousands):

March 31, 2026	Level 1	Level 2	Level 3	Total
Assets:
Borrower Loans, at Fair Value (Notes 4 and 7)	$—	$—	$281,083	$281,083
Receivable from Credit Card Partner, at Fair Value (Notes 5 and 7)	—	—	99,393	99,393
Servicing Assets (Note 6)	—	—	18,421	18,421
Credit Card Derivative (Note 5)	—	—	52,718	52,718
Total Assets	$—	$—	$451,615	$451,615
Liabilities:
Notes, at Fair Value	$—	$—	$230,283	$230,283
Convertible Preferred Stock Warrant Liability	—	—	85,115	85,115
Loan Trailing Fee Liability (Note 10)	—	—	3,491	3,491
Credit Card servicing obligation liability (Note 5)	—	—	9,276	9,276
Total Liabilities	$—	$—	$328,165	$328,165

December 31, 2025	Level 1	Level 2	Level 3	Total
Assets:
Borrower Loans, at Fair Value (Notes 4 and 7)	—	—	309,737	309,737
Receivable from Credit Card Partner, at Fair Value (Notes 5 and 7)	—	—	99,865	99,865
Servicing Assets (Note 6)	—	—	17,402	17,402
Credit Card Derivative (Note 5)	—	—	48,290	48,290
Total Assets	$—	$—	$475,294	$475,294
Liabilities:
Notes, at Fair Value (Note 4)	$—	$—	$243,900	$243,900
Convertible Preferred Stock Warrant Liability (Note 13)	—	—	230,060	230,060
Loan Trailing Fee Liability (Note 10)	—	—	3,328	3,328
Credit Card servicing obligation liability (Note 5)	—	—	9,276	9,276
Total Liabilities	$—	$—	$486,564	$486,564
As PMI’s Borrower Loans, Receivable from Credit Card Partner, Credit Card Derivative, Servicing Assets, Notes, Credit Card servicing obligation liability, loan trailing fee liability and Convertible Preferred Stock Warrant Liability do not trade in an active market with readily observable prices, the Company uses significant unobservable inputs to measure the fair value of these assets and liabilities. Financial instruments are categorized in the Level 3 valuation hierarchy based on the significance of unobservable factors in the overall fair value measurement. These fair value estimates may also include observable, actively quoted components derived from external sources. As a result, gains and losses for assets and liabilities within the Level 3 category may include changes in fair value that were attributable to both observable and unobservable inputs. Prosper did not transfer any assets or liabilities in or out of Level 3 for the three months ended March 31, 2026 and 2025.

Significant Unobservable Input Ranges
The following tables present quantitative information about the ranges of significant unobservable inputs used for the Company’s Level 3 fair value measurements at March 31, 2026 and December 31, 2025:

Range
Borrower Loans and Notes:	March 31, 2026	December 31, 2025
Discount rate	5.1% - 16.7%	5.0% - 15.5%
Default rate	1.5% - 14.0%	1.9% - 14.5%
For Borrower Loans and Notes funded through the Note Channel, the Company utilizes the same projected cash flows to estimate the fair values of these financial instruments.

Range
Servicing Assets:	March 31, 2026	December 31, 2025
Discount rate	15.0% - 25.0%	15.0% - 25.0%
Default rate	1.8% - 14.0%	2.0% - 15.0%
Prepayment rate	10.9% - 34.5%	13.3% - 35.6%
Market servicing rate (1) (2)	0.593% - 0.842%	0.593% - 0.842%
(1) Servicing assets associated with loans enrolled in a relief program offered by the Company as of March 31, 2026 and December 31, 2025 were measured using a market servicing rate assumption of 84.2 basis points. This rate was estimated using a multiplier consistent with observable market rates for other loan types, applied to the base market servicing rate assumption.
(2) Excludes collection fees that would be passed on to a hypothetical third-party servicer. As of March 31, 2026 and December 31, 2025, the market rate for collection fees and non-sufficient fund fees was assumed to be 11 basis points and 10 basis points, respectively, for a total market servicing rate range of 70.3 - 95.2 basis points and 69.3 - 94.2 basis points, respectively.

Range
Loan Trailing Fee Liability:	March 31, 2026	December 31, 2025
Discount rate	15.0% - 25.0%	15.0% - 25.0%
Default rate	1.8% - 14.0%	2.0% - 15.0%
Prepayment rate	10.9% - 34.5%	13.3% - 35.6%

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

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets		Liabilities
	Borrower Loans	Loans Held For Sale	Notes	Total
Balance as of January 1, 2026	$309,737	$—	$(243,900)	$65,837
Purchases of Borrower Loans/Issuance of Notes	35,726	698,218	(34,346)	699,598
Principal repayments	(55,428)	—	41,943	(13,485)
Borrower Loans sold to third parties	(792)	(698,218)	—	(699,010)
Other changes	(436)	—	295	(141)
Changes in fair value	(7,724)	—	5,725	(1,999)
Balance as of March 31, 2026	$281,083	$—	$(230,283)	$50,800

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets		Liabilities
	Borrower Loans	Loans Held for Sale	Notes	Total
Balance as of January 1, 2025	$461,785	$—	$(283,030)	$178,755
Purchases of Borrower Loans/Issuance of Notes	42,938	532,834	(42,139)	533,633
Principal repayments	(79,836)	—	47,864	(31,972)
Borrower Loans sold to third parties	(676)	(532,834)	—	(533,510)
Other changes	(488)	—	280	(208)
Changes in fair value	(8,334)	—	4,525	(3,809)
Balance as of March 31, 2025	$415,389	$—	$(272,500)	$142,889
The outstanding balance of Loans Held for Sale was reduced to zero following the contribution of loans held in consolidated warehouse trusts to the PMIT 2023-1 and PMIT 2024-1 securitization transactions, as more fully described in Note 7, Securitizations. The Company has not designated any new personal loans as Loans Held for Sale since these transactions, other than loans that are purchased and immediately sold through the Whole Loan Channel. This movement of loans through the Whole Loan Channel is reflected in the accompanying consolidated statements of cash flows and the Level 3 tables above. Details on the fair value of the Servicing Asset associated with loans sold through the Whole Loan Channel are discussed below.
The following table presents additional information about the Level 3 Receivable from Credit Card Partner, measured at fair value on a recurring basis for the three month period ending March 31, 2026 (in thousands):

Receivable from Credit Card Partner
Balance as of January 1, 2026	$99,865
Purchases of Credit Card principal receivables	16,357
Principal repayments on Credit Card receivables	(12,194)
Other changes	(545)
Change in fair value	(4,090)
Balance as of March 31, 2026	$99,393

Receivable from Credit Card Partner
Balance as of January 1, 2025	$104,153
Purchases of Credit Card principal receivables	21,210
Principal repayments on Credit Card receivables	(20,289)
Other changes	226
Change in fair value	(2,099)
Balance as of March 31, 2025	$103,201
The following tables present additional information about Level 3 Servicing Assets measured at fair value on a recurring basis for the three month periods ending March 31, 2026 and 2025 (in thousands):

Servicing Assets
Balance as of January 1, 2026	$17,402
Additions	4,263
Less: Changes in fair value	(3,244)
Balance as of March 31, 2026	$18,421

Servicing Assets
Balance as of January 1, 2025	$13,718
Additions	2,768
Less: Changes in fair value	(3,030)
Balance as of March 31, 2025	$13,456
The following tables present additional information about the Level 3 Credit Card Derivative measured at fair value on a recurring basis for the three month periods ending March 31, 2026 and 2025 (in thousands):

Credit Card Derivative
Balance as of January 1, 2026	$48,290
Change in fair value	4,428
Balance as of March 31, 2026	$52,718

Credit Card Derivative
Balance as of January 1, 2025	$38,739
Change in fair value	(1,836)
Balance as of March 31, 2025	$36,903
The following tables present additional information about the Level 3 Credit Card servicing obligation liability (a component of Other Liabilities on the condensed consolidated balance sheets) measured at fair value on a recurring basis for the three month periods ending March 31, 2026 and 2025 (in thousands):

Credit Card Servicing Obligation Liability
Balance as of January 1, 2026	$9,276
Change in fair value	—
Balance as of March 31, 2026	$9,276

Credit Card Servicing Obligation Liability
Balance as of January 1, 2025	$8,947
Change in fair value	(514)
Balance as of March 31, 2025	$8,433
The following tables present additional information about the Level 3 Convertible Preferred Stock Warrant Liability measured at fair value on a recurring basis for the three month periods ending March 31, 2026 and 2025 (in thousands):

Convertible Preferred Stock Warrant Liability
Balance as of January 1, 2026	$230,060
Reclassification to Convertible Preferred Stock upon exercise of Series E-1 and F Warrants (Note 13)	(80,996)
Change in fair value	(63,949)
Balance as of March 31, 2026	$85,115

Convertible Preferred Stock Warrant Liability
Balance as of January 1, 2025	$261,249
Change in fair value	(57,226)
Balance as of March 31, 2025	$204,023
Loan Trailing Fee

The fair value of the Loan Trailing Fee represents the present value of the expected monthly Loan Trailing Fee payments, which takes into consideration certain assumptions related to expected prepayment rates and default rates using a discounted cash flow model. The assumptions used are the same as those used for the valuation of Servicing Assets, as described below.
The following tables present additional information about the Level 3 Loan Trailing Fee Liability measured at fair value on a recurring basis for the three month periods ending March 31, 2026 and 2025 (in thousands):

Loan Trailing Fee Liability
Balance as of January 1, 2026	$3,328
Issuances	708
Cash Payment of Loan Trailing Fee	(709)
Change in Fair Value	164
Balance as of March 31, 2026	$3,491

Loan Trailing Fee Liability
Balance as of January 1, 2025	$3,004
Issuances	521
Cash Payment of Loan Trailing Fee	(652)
Change in Fair Value	60
Balance as of March 31, 2025	$2,933
Significant Recurring Level 3 Fair Value Input Sensitivity
Key economic assumptions and the sensitivity of the fair value to immediate changes in those assumptions at March 31, 2026 and December 31, 2025 for Borrower Loans and Loans Held for Sale are presented in the following table (in thousands, except percentages).

Borrower Loans	March 31, 2026	December 31, 2025
Fair value, using the following assumptions:	$281,083	$309,737
Weighted-average discount rate	8.95%	8.53%
Weighted-average default rate	11.56%	11.79%

Fair value resulting from:
100 basis point increase in discount rate	$278,607	$307,014
200 basis point increase in discount rate	276,189	304,354
Fair value resulting from:
100 basis point decrease in discount rate	$283,619	$312,526
200 basis point decrease in discount rate	286,216	315,384

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$278,855	$307,253
Applying a 1.2 multiplier to default rate	276,626	304,767
Fair value resulting from:
Applying a 0.9 multiplier to default rate	$283,309	$312,219
Applying a 0.8 multiplier to default rate	285,533	314,699
Key economic assumptions and the sensitivity of the fair value to immediate changes in those assumptions at March 31, 2026 and December 31, 2025 for Notes are presented in the following table (in thousands, except percentages).

Notes	March 31, 2026	December 31, 2025
Fair value, using the following assumptions:	$230,283	$243,900
Weighted-average discount rate	9.10%	8.67%
Weighted-average default rate	11.27%	11.48%

Fair value resulting from:
100 basis point increase in discount rate	$228,252	$241,752
200 basis point increase in discount rate	226,269	239,655
Fair value resulting from:
100 basis point decrease in discount rate	$232,361	$246,096
200 basis point decrease in discount rate	234,495	248,352

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$228,458	$241,944
Applying a 1.2 multiplier to default rate	226,632	239,987
Fair value resulting from:
Applying a 0.9 multiplier to default rate	$232,107	$245,853
Applying a 0.8 multiplier to default rate	233,928	247,806

Key economic assumptions and the sensitivity of the fair value to immediate changes in those assumptions at March 31, 2026 and December 31, 2025 for Servicing Assets is presented in the following table (in thousands, except percentages).

Servicing Assets	March 31, 2026	December 31, 2025
Fair value, using the following assumptions	$18,421	$17,402
Weighted-average market servicing rate	0.599%	0.598%
Weighted-average prepayment rate	21.54%	21.65%
Weighted-average default rate	11.50%	11.84%

Fair value resulting from:
Market servicing rate increase of 0.025%	$17,362	$16,398
Market servicing rate decrease of 0.025%	19,480	18,405

Fair value resulting from:
Applying a 1.1 multiplier to prepayment rate	$17,941	$16,949
Applying a 0.9 multiplier to prepayment rate	18,912	17,863

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$18,122	$17,114
Applying a 0.9 multiplier to default rate	18,720	17,689

Key economic assumptions and the sensitivity of the fair value to immediate changes in those assumptions at March 31, 2026 and December 31, 2025 for Receivable from Credit Card Partner is presented in the following table (in thousands, except percentages).

Receivable from Credit Card Partner:	March 31, 2026	December 31, 2025
Fair value, using the following assumptions:	$99,393	$99,865
Discount rate on Credit Card receivable cash flows	24.52%	23.15%
Prepayment rate on Credit Card receivables	8.23%	8.22%
Default rate on Credit Card receivables	15.00%	15.00%

Fair value resulting from:
100 basis point increase in discount rate	$99,224	$99,689
200 basis point increase in discount rate	99,059	99,518
Fair value resulting from:
100 basis point decrease in discount rate	$99,568	$100,045
200 basis point decrease in discount rate	99,747	100,231

Fair value resulting from:
Applying a 1.1 multiplier to prepayment rate	$99,210	$99,676
Applying a 0.9 multiplier to prepayment rate	99,579	100,055

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$96,957	$97,376
Applying a 0.9 multiplier to default rate	101,933	102,459
Key economic assumptions and the sensitivity of the fair value to immediate changes in those assumptions at March 31, 2026 and December 31, 2025 for the Credit Card Derivative is presented in the following table (in thousands, except percentages).

Credit Card Derivative	March 31, 2026	December 31, 2025
Fair value, based on the following notional amount and rate assumptions:	$52,718	$48,290
Outstanding Credit Card Principal Balance, Prosper and Coastal Allocations	331,679	330,409
Discount rate on Prosper Allocations	24.52%	23.15%
Discount rate on Coastal Program Fee	24.52%	23.15%
Prepayment rate applied to Credit Card portfolio	8.23%	8.22%
Default rate applied to Credit Card portfolio (1)	14.59%	15.33%

Fair value resulting from:
100 basis point increase in both discount rates	$52,036	$47,654
200 basis point increase in both discount rates	51,374	47,036
Fair value resulting from:
100 basis point decrease in both discount rates	$53,419	$48,945
200 basis point decrease in both discount rates	54,141	49,619

Fair value resulting from:
Applying a 1.1 multiplier to prepayment rate	$51,998	$47,625
Applying a 0.9 multiplier to prepayment rate	53,449	48,964

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$43,149	$38,254
Applying a 0.9 multiplier to default rate	62,588	58,663
(1) Refer to Change in Estimate section below.
Key economic assumptions and the sensitivity of the fair value to immediate changes in those assumptions at March 31, 2026 and 2025 for the Credit Card servicing obligation liability is presented in the following table (in thousands, except percentages).

Credit Card servicing obligation liability:	March 31, 2026	December 31, 2025
Fair value, using the following assumptions:	$9,276	$9,276
Discount rate on Credit Card portfolio servicing obligation	24.52%	23.15%
Prepayment rate applied to Credit Card portfolio	8.23%	8.22%
Default rate applied to Credit Card portfolio (1)	14.59%	15.33%
Market servicing rate	2.00%	2.00%

Fair value resulting from:
Market servicing rate increase of 0.10%	$9,761	$9,761
Market servicing rate decrease of 0.10%	8,792	8,792

Fair value resulting from:
Applying a 1.1 multiplier to prepayment rate	$9,174	$9,174
Applying a 0.9 multiplier to prepayment rate	9,380	9,380

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$9,069	$9,056
Applying a 0.9 multiplier to default rate	9,488	9,501
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
Change in Estimate
The Company periodically reviews the underlying assumptions and data sources that drive the fair values of its financial instruments. Accordingly, effective March 31, 2026, and on a prospective basis, the Company applied a default rate to the projected cash flows that comprise the Credit Card Derivative and Credit Card servicing obligation based solely on the recent credit performance of its underlying Credit Card portfolio. Previously, the default rate was estimated based on a combination of the Company’s recent credit performance, and the credit performance of comparable third-party credit card products. This change was made to better align with how management believes a market participant would estimate the fair value of these cash flows, given there is now more than four years of historical data available for the underlying Credit Card portfolio. The effect of this change in estimate increased the Credit Card Derivative by $5.2 million and increased the Credit Card servicing obligation by $0.7 million as of March 31, 2026. Accordingly, it increased Total Net Revenue and Net Income by $4.5 million for the three months ended March 31, 2026.
Assets and Liabilities Not Recorded at Fair Value
The following table presents the fair value hierarchy for assets, and liabilities not recorded at fair value (in thousands):

March 31, 2026	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets:
Cash and Cash Equivalents	$46,204	$46,204	$—	$—	$46,204
Restricted Cash - Cash and Cash Equivalents	123,952	123,952	—	—	123,952
Restricted Cash - Certificates of Deposit	1,510	—	1,510	—	1,510
Accounts Receivable	11,240	—	11,240	—	11,240
Total Assets	$182,906	$170,156	$12,750	$—	$182,906
Liabilities:
Accounts Payable and Accrued Liabilities	$54,631	$—	$54,631	$—	$54,631
Transaction Fee Refund Liability (Note 17)	19,677	—	—	19,677	19,677
Payable to Investors	110,955	—	110,955	—	110,955
Notes Issued by Securitization Trust	135,249	—	135,907	—	135,907
Term Loan (Note 11)	75,000	—	77,007	—	77,007
Total Liabilities	$395,512	$—	$378,500	$19,677	$398,177

December 31, 2025	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets:
Cash and Cash Equivalents	$46,755	$46,755	$—	$—	$46,755
Restricted Cash - Cash and Cash Equivalents	92,854	92,854	—	—	92,854
Restricted Cash - Certificates of Deposit	1,509	—	1,509	—	1,509
Accounts Receivable	11,947	—	11,947	—	11,947
Total Assets	$153,065	$139,609	$13,456	$—	$153,065
Liabilities:
Accounts Payable and Accrued Liabilities	$56,501	$—	$56,501	$—	$56,501
Transaction Fee Refund Liability (Note 17)	17,191	—	—	17,191	17,191
Payable to Investors	77,604	—	77,604	—	77,604
Notes Issued by Securitization Trust	149,902	—	151,325	—	151,325
Term Loan (Note 11)	75,000	—	76,089	—	76,089
Total Liabilities	$376,198	$—	$361,519	$17,191	$378,710

The estimated fair values of Cash and Cash Equivalents, Restricted Cash, Accounts Receivable, Accounts Payable and Accrued Liabilities, Transaction Fee Refund Liability and Payable to Investors approximate their carrying values because of their short-term nature.

9. Goodwill
Prosper’s goodwill balance of $36.4 million at December 31, 2025 did not change during the three months ended March 31, 2026. The Goodwill is associated with the Company’s Personal Loan reporting unit, which has a negative carrying amount as of March 31, 2026. The Company recorded no goodwill impairment for the three months ended March 31, 2026 and 2025.
10. Other Liabilities
Other Liabilities consist of the following for the periods presented (in thousands):

	March 31, 2026	December 31, 2025
Operating lease liabilities (Note 16)	$8,327	$9,193
Deferred revenue	11,231	11,819
Credit Card servicing obligation liability (Notes 2 and 5)	9,276	9,276
Loan trailing fee liability	3,491	3,328
Deferred income tax liability	839	839
Other	355	323
Total Other Liabilities	$33,519	$34,778
Additionally, disclosures around the operating lease liabilities are included in Note 16.
11. Debt
Term Loans
On November 14, 2022, the Company entered into a Credit Agreement (the “2022 Credit Agreement”) with a third-party financial institution, which provided for a $75.0 million senior secured credit facility (the “2022 Term Loan”), originally set to mature on November 14, 2026. Prior to that maturity date, on November 14, 2025, the Company entered into a new Credit Agreement (the “2025 Credit Agreement”) with a separate third-party financial institution. The 2025 Credit Agreement provides for a $75.0 million senior unsecured credit facility (the “2025 Term Loan”), maturing on November 14, 2030. Proceeds received from 2025 Term Loan were used to repay all of the outstanding principal and interest on the 2022 Term Loan, totaling $68.4 million, and the 2022 Credit Agreement was terminated at that time. Refer to the following section for a description of key terms and features of the 2025 Credit Agreement.
2025 Credit Agreement
Proceeds received from the 2025 Term Loan were net of $0.2 million in debt issuance costs, which are being amortized over the life of the 2025 Term Loan to Interest Expense on Term Loan using the effective interest method. The 2025 Credit Agreement also provides the option to upsize the credit facility by up to $25.0 million upon the Company’s request and subject to lender approval. As of March 31, 2026, the Company had not exercised this option, and no amount was due under this incremental facility.
Borrowings under the 2025 Term Loan accrue interest at SOFR plus 7.0% per annum, and interest is payable in cash on a quarterly basis. The 2025 Term Loan is a senior unsecured credit facility.
The 2025 Credit Agreement contains a number of covenants that, among other things and subject to certain exceptions and thresholds, restrict the Company’s ability to incur new indebtedness (including finance leases); incur certain liens; and make fundamental changes to the business. In addition, the 2025 Credit Agreement contains certain financial covenants with which the Company must remain in compliance as of the last business day of each quarter during the life of the 2025 Term Loan:
•a minimum tangible net worth
•a minimum net liquidity
•a maximum leverage ratio
The Company is in compliance with all covenants as of March 31, 2026, as well as prior quarterly periods. In addition, the Company believes it is in compliance with all covenants through the date of issuance of these condensed consolidated financial statements. The 2025 Credit Agreement also contains certain customary representations and warranties and affirmative covenants, and certain reporting obligations. The 2025 Term Loan lender will be permitted to accelerate all outstanding borrowings, terminate outstanding commitments and exercise other specified remedies upon the occurrence of certain events of default (subject to certain grace periods and exceptions), which include, among other things, payment defaults, breaches of representations and warranties, covenant defaults, certain cross-defaults to other indebtedness, certain events of bankruptcy and insolvency, certain judgments and change of control.
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
In conjunction with the PMIT 2023-1 and PMIT 2024-1 securitizations (see Note 7, Securitizations), all outstanding loans held by the Warehouse VIEs were transferred to either the individual securitization transactions or PFL, with proceeds used to pay down the outstanding principal and interest on the Warehouse Lines. Both facilities are now terminated.
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
All participating securities are excluded from basic weighted-average common shares outstanding. Prior to any conversion to common shares, each series of Prosper’s Convertible Preferred Stock is entitled to participate on an if-converted basis in distributions of earnings, when and if declared by the Board of Directors (the “Board”), that are made to common stockholders and consequently, these shares were considered participating securities. During the three months ended March 31, 2026 and 2025, certain shares issued as a result of the early exercise of stock options which are subject to a repurchase right by PMI were entitled to receive non-forfeitable dividends during the vesting period and consequently, are considered participating securities.
Basic and diluted net (loss) income per share were calculated as follows for the periods presented (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net Income	$64,651	50,375
Less: Net Income Allocated to Participating Securities	(46,889)	(33,166)
Net Income Attributable to Common Stockholders	$17,762	$17,209
Denominator:
Weighted average shares used in computing basic net income per share	78,250,600	77,506,964
Effect of dilutive securities:
Stock options	53,705,762	53,232,934
Common stock warrants	444,548	375,186
Convertible preferred stock warrants	156,072,867	213,264,845
Weighted-average shares used in computing diluted net income per share	288,473,777	344,379,929
Net Income Per Share – Basic	$0.23	$0.22
Net Income Per Share – Diluted	$0.06	$0.05
The following common stock equivalents were excluded from the computation of diluted net income (loss) per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended March 31,
	2026	2025
	(shares)	(shares)
Excluded securities:
Convertible preferred stock issued and outstanding, excluding shares held by consolidated VIE	215,557,633	158,365,655
Stock options issued and outstanding	23,010,519	26,881,536
Common stock warrants issued and outstanding	260,801	330,163
Total common stock equivalents excluded from diluted net income per common share computation	238,828,953	185,577,354
13. Convertible Preferred Stock, Convertible Preferred Stock Warrant Liability and Common Stock
Convertible Preferred Stock and Warrants
Under PMI’s amended and restated certificate of incorporation, preferred stock is issuable in series, and the Board is authorized to determine the rights, preferences, and terms of each series.
On July 13, 2020, the Company established Prosper Grantor Trust (“PGT”), a revocable grantor trust administered by an independent trustee, with the intention of contributing assets to PGT for the benefit of PMI employees in the event of a change in control through an Eligible Employee Retention Plan. PGT was determined to be a VIE and PMI was determined to be its primary beneficiary due to the fact that the Company, through its role as the grantor, has both (a) the power to direct the activities that most significantly affect the VIE’s economic performance, including its funding decisions and investment strategy, and (b) the obligation to absorb losses that could be potentially significant to the economic performance of the VIE by virtue of the Company’s requirement to fund PGT in the event that it is unable to meet its obligations to PMI’s employees. PMI also maintains a contingent call liability on PGT’s assets in the event of a bankruptcy. As a result, PGT is fully consolidated into PMI’s condensed consolidated financial statements.
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
The number of authorized, issued and outstanding shares, their par value and liquidation preference for each series of convertible preferred stock as of March 31, 2026 are disclosed in the table below (amounts in thousands except share and par value amounts):

Convertible Preferred Stock	Par Value	Authorized Shares	Outstanding and Issued Shares		Liquidation Preference, Outstanding Shares
Series A	$0.01	68,558,220	66,428,185	*	$19,160
Series A-1	$0.01	24,760,915	22,515,315		45,031
Series B	$0.01	35,775,880	35,127,160	*	21,190
Series C	$0.01	24,404,770	24,404,770		70,075
Series D	$0.01	23,888,640	23,888,640		165,000
Series E-1	$0.01	35,544,141	35,544,141		30,000
Series E-2	$0.01	16,858,078	—		—
Series F	$0.01	177,720,707	93,448,031		78,872
Series G	$0.01	37,249,497	37,249,497		50,000
Total		444,760,848	338,605,739		$479,328
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

Convertible Preferred Stock Warrant Liability
Series E-1 Warrants
In connection with the Settlement and Release Agreement dated November 17, 2016 among PMI, its wholly owned subsidiary Prosper Funding LLC (“PFL”) and Colchis, on December 16, 2016, PMI issued the First Series E-1 Warrant for 20,267,135 shares of Series E-1 convertible preferred stock. The Second Series E-1 Warrant for an additional 15,277,006 shares of Series E-1 convertible preferred stock was granted on the signing of the Consortium Purchase Agreement (as described in Note 13 of PMI’s 10-K for the year ended December 31, 2025) on February 27, 2017. On March 31, 2026, one warrant holder exercised all of the outstanding 35,544,141 shares of Series E-1 warrants at the exercise price of $0.01 per share for total proceeds of $0.4 million. The estimated fair value of these warrants as of the date of the exercise was approximately $38.7 million, which was reclassified from Convertible Preferred Stock Warrant Liability to Convertible Preferred Stock.
For the three months ended March 31, 2026 and 2025, Prosper recognized income of $13.5 million and $9.2 million, respectively, from the re-measurement of the fair value of the warrants. The income or expense resulting from the remeasurement of the fair value of the warrants is recorded in Change in Fair Value of Convertible Preferred Stock Warrants on the condensed consolidated statements of operations.
To determine the fair value of the Series E-1 Warrants, the Company first determined the value of a share of Series E-1 Convertible Preferred Stock. To determine the fair value of the Convertible Preferred Stock, the Company first derived the business equity value (“BEV”) of the Company using a variety of valuation methods, including discounted cash flow models and market based methods, as deemed appropriate under the circumstances applicable at the valuation date. Once the Company determined an estimated BEV, the option pricing method (“OPM”) was used to allocate the BEV to the various classes of equity, including the preferred stock. The concluded per share value for the Series E-1 Convertible Preferred Stock was utilized as an input to the Black-Scholes option pricing model.
The Company determined the fair value of the outstanding Series E-1 preferred stock warrants utilizing the following assumptions as of the following dates:

	March 31, 2026 (1)	December 31, 2025
Volatility	56.0%	57.0%
Risk-free interest rate	3.80%	3.50%
Expected term (in years)	2.75	2.75
Dividend yield	—%	—%
(1) Assumptions prior to the exercise of all of the outstanding shares of Series E-1 preferred stock warrants, as discussed above.
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
Risk-Free Interest Rate: The risk-free interest rate is based on the U.S. Treasury yield in effect as of March 31, 2026, and for zero coupon U.S. Treasury notes with maturities approximately equal to the term of the warrant.
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
On July 29, 2025, a warrant holder exercised warrants to purchase an aggregate of 51,614,124 shares of Series F Convertible Preferred Stock for cash proceeds of $0.5 million. On the exercise date, the aggregate fair value of these warrants was approximately $73.3 million, which was reclassified from Convertible Preferred Stock Warrant Liability to Convertible

Preferred Stock. On March 19, 2026, another warrant holder exercised 41,833,904 shares of Series F warrants for total proceeds of $0.4 million. The estimated fair value of these warrants as of the date of exercise, totaling $42.3 million, was reclassified from Convertible Preferred Stock Warrant Liability to Convertible Preferred Stock.
For the three months ended March 31, 2026 and 2025, Prosper recognized income of $50.4 million and $48.0 million, respectively, from the re-measurement of the fair value of the warrants. The income or expense resulting from changes in the fair value of the warrant is recorded through Change in Fair Value of Convertible Preferred Stock Warrants on the condensed consolidated statements of operations.
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
The Company determined the fair value of the outstanding Series F Warrants utilizing the following assumptions as of the following dates:

	March 31, 2026	December 31, 2025
Volatility	56.0%	57.0%
Risk-free interest rate	3.80%	3.50%
Expected term (in years)	2.75	2.75
Dividend yield	—%	—%
These assumptions were determined using the same criteria described above for the Series E-1 warrants.
Common Stock
PMI, through its Amended and Restated Certificate of Incorporation, is the sole issuer of common stock and related options, RSUs and warrants. On February 16, 2016, PMI amended and restated its Certificate of Incorporation to, among other things, effect a 5-for-1 forward stock split. On September 20, 2017, PMI further amended its Amended and Restated Certificate of Incorporation to increase the number of shares of common stock authorized for issuance. The total number of shares of stock which PMI has the authority to issue is 1,069,760,848, consisting of 625,000,000 shares of common stock, $0.01 par value per share, and 444,760,848 shares of preferred stock, $0.01 par value per share. As described above, the Company repurchased 2,196,665 shares of Common Stock on December 23, 2019. As of March 31, 2026, 79,235,290 shares of common stock were issued and 78,299,355 shares of common stock were outstanding. As of December 31, 2025, 79,138,710 shares of common stock were issued and 78,202,775 shares of common stock were outstanding. Each holder of common stock is entitled to one vote for each share of common stock held.
Common Stock Issued upon Exercise of Stock Options
For the three months ended March 31, 2026, PMI issued 96,580 shares of common stock upon the exercise of vested options for cash proceeds of $2 thousand.
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
Stock Option Activity
Stock option activity under the 2015 Plan and 2025 Plan is summarized for the three months ended March 31, 2026 below:

	Options Issued and Outstanding	Weighted Average Exercise Price
Balance as of January 1, 2026	76,886,581	$0.17
Options granted	3,534,400	$0.77
Options exercised	(96,580)	$0.02
Options forfeited	(707,836)	$0.34
Balance as of March 31, 2026	79,616,565	$0.20
Options vested and expected to vest as of March 31, 2026	76,491,419	$0.20
Options vested and exercisable as of March 31, 2026	69,181,084	$0.14
Other Information Regarding Stock Options
The weighted-average remaining contractual term for options outstanding as of March 31, 2026 is 3.95 years.
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
The fair values of PMI’s stock option awards granted were estimated at the dates of grant using the Black-Scholes model with the following average assumptions for the periods presented:

	Three Months Ended March 31,
	2026	2025
Volatility of common stock	63.14%	65.42%
Risk-free interest rate	4.00%	4.03%
Expected life (in years)	5.9 years	6.0 years
Dividend yield	—%	—%
Restricted Stock Unit Activity
In previous years, PMI granted RSUs to certain employees that are subject to three-year or four-year vesting terms and the occurrence of a liquidity event. The following table summarizes the Company’s RSU activity for three months ended March 31, 2026:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2026	2,559,633	$1.03
Activity during the period	—	—
Unvested at March 31, 2026	2,559,633	$1.03
Share Based Compensation
The following table presents the amount of stock-based compensation related to stock-based awards granted to employees recognized in Prosper’s condensed consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Origination and servicing	$102	$28
Sales and marketing	16	16
General and administrative	346	283
Total stock-based compensation	$464	$327

As of March 31, 2026, the unamortized stock-based compensation expense, adjusted for forfeiture estimates, related to unvested stock-based awards was approximately $2.2 million, which will be recognized over a remaining weighted-average vesting period of approximately 3.0 years.
15. Income Taxes
For the three months ended March 31, 2026 and 2025, PMI recognized $38 thousand and $28 thousand, respectively, of income tax expense. The income tax expense relates to state income tax expense and the amortization of tax deductible goodwill which gives rise to an indefinite-lived deferred tax liability. No other income tax expense or benefit was recorded for the three month periods ended March 31, 2026 and 2025 due to a full valuation allowance recorded against the Company’s deferred tax assets.
Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize our existing deferred tax assets. On the basis of this evaluation, it is not more likely than not that our deferred tax assets will be realized and therefore a full valuation allowance has been recorded.
16. Leases
Prosper has operating leases for corporate offices. These leases have remaining lease terms of approximately one to four years. Some of the lease agreements include options to extend the lease term for up to an additional five years. Rental expense under operating lease arrangements was $0.9 million and $0.9 million for the three months ended March 31, 2026 and 2025, respectively. Additionally, Prosper subleases certain leased office space to third parties when it determines there is excess leased capacity. Sublease income from operating lease arrangements was $0.1 million and $0.1 million for the three months ended March 31, 2026 and 2025, respectively.
Operating Lease Right-of-Use (“ROU”) Assets
The following table summarizes the operating lease right-of-use assets as of March 31, 2026, which are included in Property and Equipment, Net on the condensed consolidated balance sheets.

	March 31, 2026
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
ROU Assets - Office buildings	$22,690	$16,555	$6,135

Lease Liabilities
Future maturities of operating lease liabilities as of March 31, 2026 are below (in thousands). The present value of the future minimum lease payments represents our operating lease liabilities as of March 31, 2026 and are included in "Other Liabilities" on the condensed consolidated balance sheets.

March 31, 2026
Remainder of 2026	$3,499
2027	3,834
2028	1,948
2029	411
Total future minimum lease payments	$9,692
Less imputed interest	(1,365)
Present value of future minimum lease payments	$8,327
Because the rate implicit in each lease is not readily determinable, we use our incremental borrowing rate to determine the present value of the lease payments. Other information related to leases was as follows (dollars in thousands):

March 31, 2026
Weighted average remaining lease term (in years)	2.29
Weighted average discount rate	11.20%
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
The Origination and Sale Agreements contain terms through February 1, 2027. Prosper is required, under the Origination and Sale Agreements, to maintain certain collateral requirements. In addition, pursuant to the Marketing Agreement, the marketing fee that Prosper receives in connection with the origination of each loan is partially reduced by an amount (the “Designated Amount”) calculated as a percentage of the principal amount of such loan based on the aggregate principal amount of loans originated for the applicable month. To the extent the aggregate Designated Amount for all loans originated during any month is less than $100,000 through February 1, 2027, Prosper is required to pay WebBank an amount equal to such deficiency. Accordingly, the minimum fee is $0.9 million for the remaining nine months of 2026 and $0.1 million in 2027.
Additionally, under the Origination and Sale Agreements, Prosper is required to maintain minimum net liquidity of $15.0 million at all times during the term of the agreement. Net liquidity is defined as the sum of Cash, Cash Equivalents and Available for Sale Investments. Violation of this covenant can result in termination of the contract with WebBank. As of March 31, 2026, Prosper was in compliance with the covenant.

Transaction Fee Refund Liability
Prosper assumes WebBank’s liability under Utah law to refund the pro-rated amount of any Transaction Fees collected in excess of 5%, in the event the underlying borrower prepays the loan in full before full maturity. Following the passage of S.B. 230, only Borrower Loans originated prior to May 6, 2026, remain subject to this requirement, and no liability is recorded for Borrower Loans originated on or subsequent to that effective date. For the three months ended March 31, 2026 and 2025 the Company issued $5.1 million and $2.8 million, respectively, in refunds under this obligation. As of March 31, 2026 and December 31, 2025, the Company accrued $19.7 million and $17.2 million, respectively, related to anticipated future refunds under this obligation.
Loan Purchase Commitments
Prosper entered into an agreement with WebBank to purchase $29.4 million of Borrower Loans that WebBank originated during the last two business days of the quarter ended March 31, 2026. Prosper will purchase these Borrower Loans within the first two business days of the quarter ending June 30, 2026.
Repurchase Obligation
Under the terms of the loan purchase agreements between Prosper and investors that participate in the Whole Loan Channel, Prosper may, in certain circumstances, become obligated to repurchase a Borrower Loan from an investor. Generally, these circumstances include the occurrence of verifiable identity theft, the failure to properly follow personal loan listing or bidding protocols or a violation of the applicable federal, state or local lending laws. Prosper recognizes a liability at fair value for the repurchase obligation when the Borrower Loans are sold. The fair value of the repurchase obligation is estimated based on historical experience. Repurchased Borrower Loans associated with violations of federal, state or local lending laws or verifiable identity theft are written off at the time of repurchase. The maximum potential amount of future payments associated with this obligation is the outstanding balances of the Borrower Loans issued to third parties through the Whole Loan Channel, which at March 31, 2026 is $3.9 billion. Prosper has accrued $0.3 million and $0.3 million as of March 31, 2026 and December 31, 2025, respectively, in regard to this obligation.
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
Multiple purported class-action lawsuits related to the September 2025 Incident have been filed against the Company. The federal lawsuits filed against Prosper have been consolidated into one proceeding, captioned In re: Prosper Funding, LLC Data Breach Litigation. Prosper is also subject to lawsuits filed in state courts and has received demands for mass and individual arbitrations. The Company may receive additional federal and state lawsuits and arbitration demands in the future.
The Company has accrued for various legal and cybersecurity costs incurred related to this incident that are not covered by insurance. As the lawsuits described herein above are still in their early stages, the Company is unable to accurately predict the ultimate outcome of this incident, or estimate a loss or range of loss that the Company may incur in the event of an unfavorable outcome. Accordingly, the Company has not recorded a provision for any estimated losses in respect to the incident as of March 31, 2026 and December 31, 2025.

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
Prosper’s executive officers, directors who are not executive officers, and certain affiliates participate in its marketplace by placing bids and purchasing Notes. The aggregate amount of the Notes purchased and the income earned by parties deemed to be affiliates and related parties of Prosper for the three months ended March 31, 2026 and 2025, as well as the Notes outstanding as of March 31, 2026 and December 31, 2025 are summarized below (in thousands):

	Aggregate Amount of Notes Purchased the Three Months Ended March 31,		Interest Earned on Notes the Three Months Ended March 31,
Related Party	2026	2025	2026	2025
Executive officers and management	$9	$3	$3	$3
Directors (excluding executive officers and management)	—	—	—	—
Total	$9	$3	$3	$3

	Notes Balance as of
Related Party	March 31, 2026	December 31, 2025
Executive officers and management	$64	$69
Directors (excluding executive officers and management)	—	—
Total	$64	$69

19. Significant Concentrations
Prosper is dependent on third-party funding sources such as banks, credit unions, asset managers, investment funds and insurance companies to provide the funds to allow WebBank to originate Borrower Loans that the third-party funding sources will later purchase. Of all Borrower Loans originated in the three months ended March 31, 2026, three individual third parties purchased 52.8%, 10.4% and 10.3% of all Borrower Loans originated. For the three months ended March 31, 2025, four individual third parties purchased 16.6%, 14.9%, 13.6%, and 12.7% of all Borrower Loans originated.
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

20. Segments
Effective in the fourth quarter of 2025, the Company updated its operating and reportable segments to align with strategic business and management reporting changes. This realignment is reflected in the periodic financial reports provided to the Company’s Chief Executive Officer, who serves as the chief operating decision maker (“CODM”), for the purposes of evaluating performance, making operating decisions and allocating resources. As a result of these changes, the Company’s former Home Equity segment was eliminated and the related products and services are now combined with the Personal Loan segment, which includes both Personal Loan products and services, as well as general corporate expenses. The Company now has two reportable and operating segments: Personal Loan and Credit Card. Segment information presented for the three months ended March 31, 2025, has been recast to conform to the current reportable segment presentation.
The CODM evaluates the financial performance of the Company’s segments based upon segment revenues, as well as segment Adjusted EBITDA, a non-GAAP profitability measure. The Company does not prepare segment assets for the CODM to use to allocate resources or to assess performance of the segments and, therefore, total segment assets have not been disclosed.
The tables below present segment Total Net Revenue, significant segment operating expenses, and segment Adjusted EBITDA reconciled to Net Income (Loss) Before Taxes, as well as interest income and expense included in segment Adjusted EBITDA, for the periods indicated (in thousands).

	Three Months Ended March 31, 2026
	Personal Loan	Credit Card	Total
Total Net Revenue	$47,359	$11,009	$58,368
Impact of interest rates on fair value of loans held in consolidated trusts	55	—	55
Less: Segment Operating Expenses (1)
Compensation and Benefits (2)	(18,239)	(3,000)	(21,239)
Marketing and Advertising	(13,302)	(4,193)	(17,495)
Transaction Costs	(1,602)	(3,382)	(4,984)
Other Expenses (3)	(7,764)	(202)	(7,966)
Segment Adjusted EBITDA	$6,507	$232	$6,739
Depreciation expense:
Origination and Servicing			(4,142)
General and Administrative - Other			(162)
Stock-based compensation			(464)
Change in Fair Value of Convertible Preferred Stock Warrants			63,949
Impact of interest rates on fair value of loans held in consolidated trusts			(55)
Interest income on cash and cash equivalents			806
Interest Expense on Term Loans			(1,982)
Net Income Before Income Taxes			$64,689

Interest Income (Expense) Included in Segment Adjusted EBITDA
Interest Income on Financial Instruments	$10,874	$5,375	$16,249
Interest Expense on Financial Instruments	(10,327)	(2,039)	(12,366)
Total Interest Income, Net	$547	$3,336	$3,883
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

	Three Months Ended March 31, 2025
	Personal Loan	Credit Card	Total
Total Net Revenue	$40,739	$1,925	$42,664
Impact of interest rates on fair value of loans held in consolidated trusts	(726)	—	(726)
Less: Segment Operating Expenses (1)
Compensation and Benefits (2)	(17,822)	(2,851)	(20,673)
Marketing and Advertising	(9,822)	(1,331)	(11,153)
Transaction Costs	(1,678)	(3,142)	(4,820)
Other Expenses (3)	(7,027)	(132)	(7,159)
Segment Adjusted EBITDA	$3,664	$(5,531)	$(1,867)
Depreciation expense:
Origination and Servicing			(2,679)
General and Administrative - Other			(268)
Stock-based compensation			(327)
Change in Fair Value of Convertible Preferred Stock Warrants			57,226
Impact of interest rates on fair value of loans held in consolidated trusts			726
Interest income on cash and cash equivalents			668
Interest Expense on Term Loan			(3,076)
Net Income Before Income Taxes			$50,403

Interest Income (Expense) Included in Segment Adjusted EBITDA
Interest Income on Borrower Loans and Loans Held for Sale	$16,262	$7,039	$23,301
Interest Expense on Financial Instruments	(14,339)	(1,990)	(16,329)
Total Interest Income, Net Included in Segment Adjusted EBITDA	$1,923	$5,049	$6,972
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

Prosper Funding LLC
Condensed Consolidated Balance Sheets (Unaudited)
(amounts in thousands)

	March 31, 2026	December 31, 2025
Assets:
Cash and Cash Equivalents	$5,458	$2,864
Restricted Cash	111,549	79,033
Borrower Loans, at Fair Value	232,747	245,337
Property and Equipment, Net	20,871	21,983
Servicing Assets	18,561	17,601
Other Assets	470	1,309
Total Assets	$389,656	$368,127
Liabilities and Member’s Equity:
Accounts Payable and Accrued Liabilities	$35,243	$26,858
Payable to Related Party	9,689	12,460
Payable to Investors	111,276	77,971
Notes, at Fair Value	230,283	243,900
Other Liabilities	3,806	3,611
Total Liabilities	390,297	364,800
Member's Equity:
Member's Equity	9,998	9,998
Accumulated Deficit	(10,639)	(6,671)
Total Member's Equity	$(641)	$3,327
Total Liabilities and Member's Equity	$389,656	$368,127
The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Funding LLC
Condensed Consolidated Statements of Operations (Unaudited)
(amounts in thousands)

	Three Months Ended March 31,
	2026	2025
Revenues:
Operating Revenues:
Administration Fee Revenue – Related Party	$29,792	$21,878
Servicing Fees, Net	8,976	7,678
Loss on Sale of Borrower Loans	(17,275)	(13,576)
Other Revenue	62	78
Total Operating Revenues	21,555	16,058
Interest Income on Borrower Loans	9,141	11,307
Interest Expense on Notes	(8,535)	(10,555)
Total Interest Income, Net	606	752
Change in Fair Value of Financial Instruments, Net	(684)	(646)
Total Net Revenues	21,477	16,164
Expenses:
Administration Fee Expense – Related Party	22,740	17,808
Servicing and Other, Net	2,705	2,005
Total Expenses	25,445	19,813
Net Loss	$(3,968)	$(3,649)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Funding LLC
Condensed Consolidated Statements of Member’s Equity (Unaudited)
(amounts in thousands)

	Member’s Equity	Accumulated Deficit	Total
Balance as of January 1, 2026	$9,998	$(6,671)	$3,327
Net Loss	—	(3,968)	(3,968)
Balance as of March 31, 2026	$9,998	$(10,639)	$(641)

	Member’s Equity	Retained Earnings	Total
Balance as of January 1, 2025	$9,998	$7,407	$17,405
Net Loss	—	(3,649)	(3,649)
Balance as of March 31, 2025	$9,998	$3,758	$13,756
The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Funding LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)
(amounts in thousands)

	Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities:
Net Loss	$(3,968)	$(3,649)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:
Change in Fair Value of Financial Instruments, Net	684	646
Other Non-Cash Changes in Borrower Loans and Notes	(71)	(140)
Gain on Sale of Borrower Loans	(4,264)	(2,767)
Change in Fair Value of Servicing Rights	3,304	3,189
Depreciation and Amortization	2,682	2,068
Changes in Operating Assets and Liabilities:
Purchase of Loans Held for Sale, at Fair Value	(698,218)	(532,834)
Proceeds from Sales of Loans Held for Sale, at Fair Value	698,218	532,834
Other Assets	839	(115)
Accounts Payable and Accrued Liabilities	8,385	2,663
Payable to Investors	33,305	21,830
Net Related Party Receivable/Payable	7,280	106
Other Liabilities	195	(63)
Net Cash Provided by Operating Activities	48,371	23,768
Cash Flows from Investing Activities:
Purchase of Borrower Loans, at Fair Value	(35,726)	(42,938)
Proceeds from Principal Payments and Sales of Borrower Loans, at Fair Value	41,683	47,843
Purchases of Property and Equipment	(11,621)	(2,522)
Net Cash (Used in) Provided by Investing Activities	(5,664)	2,383
Cash Flows from Financing Activities:
Proceeds from Issuance of Notes, at Fair Value	34,346	42,139
Payments of Notes, at Fair Value	(41,943)	(47,864)
Net Cash Used in Financing Activities	(7,597)	(5,725)
Net Increase in Cash, Cash Equivalents and Restricted Cash	35,110	20,426
Cash, Cash Equivalents and Restricted Cash at Beginning of the Period	81,897	96,740
Cash, Cash Equivalents and Restricted Cash at End of the Period	$117,007	$117,166

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$8,829	$10,835
Non-Cash Investing Activity - Accrual for Property and Equipment, Net	743	696

Reconciliation to Amounts on Consolidated Balance Sheets:
Cash and Cash Equivalents	$5,458	$2,628
Restricted Cash	111,549	114,538
Total Cash, Cash Equivalents and Restricted Cash	$117,007	$117,166

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
The unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) and disclosure requirements for interim financial information and the requirements of Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2025. The balance sheet at December 31, 2025 has been derived from the audited financial statements at that date. Management believes these unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.
PFL did not have any items of other comprehensive income or loss for any of the periods presented in the condensed consolidated financial statements as of and for the three months ended March 31, 2026 and 2025.
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
2. Summary of Significant Accounting Policies
PFL's significant accounting policies are included in Note 2, Summary of Significant Accounting Policies, in PFL’s Annual Report on Form 10-K for the year ended December 31, 2025. There have been no changes to these accounting policies during the first three months of 2026.
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
Management has elected the fair value option for Borrower Loans and Notes. Changes in fair value of Borrower Loans are largely offset by the changes in fair value of Notes due to the borrower payment-dependent design of the Notes. Changes in fair value of Borrower Loans and Notes are included in Change in Fair Value of Financial Instruments, Net on the condensed consolidated statements of operations.
PFL primarily uses a discounted cash flow model to estimate the fair value of Borrower Loans and Notes. The key assumptions used in the valuation include default rates and prepayment rates derived primarily from historical performance and discount rates based on estimates of the rates of return that investors would require when investing in financial instruments with similar characteristics.
Transaction Fee Refunds
Prosper assumes WebBank’s obligation under Utah law to refund the pro-rated amount of any Transaction Fees collected in excess of 5%, in the event the underlying borrower prepays the loan in full before maturity. Liabilities under this obligation are estimated upon the origination of Borrower Loans and recorded within Accounts Payable and Accrued Liabilities on the accompanying condensed consolidated Balance Sheets. The key assumptions used in the estimated refund liability include prepayment rates and default rates derived primarily from historical performance. Changes in the liability are recorded within Administration Fee - Related Party on the accompanying consolidated Statements of Operations. Refer to Note 8, Commitments and Contingencies, for details on the amounts recorded under this obligation.
On March 23, 2026, Utah signed into law Senate Bill 230, Consumer Credit Amendments (“S.B. 230”), which eliminates the requirement to refund Transaction Fees in excess of 5% of Borrower Loan principal upon prepayment. The law became effective on May 6, 2026. Accordingly, PFL no longer accrues or remits Transaction Fee refunds under this requirement for Borrower Loans originated on or after that effective date. Borrower Loans originated prior to May 6, 2026, remain subject to the prior refund requirements.
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
In April 2025, the FASB issued ASU No. 2025-05, “Financial Instruments—Credit Losses (Topic 326): Practical Expedient for Estimating Expected Credit Losses on Current Receivables,” which provides a practical expedient for measuring expected credit losses on current accounts receivable and contract assets. The expedient allows an entity to assume that current economic conditions will remain unchanged for the remaining life of the asset when developing forecasts. The standard is effective for fiscal years beginning after December 15, 2025. The Company expects to elect this practical expedient for its short-term fee receivables and does not expect the adoption to have a material impact on its condensed consolidated financial statements.
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
3. Property and Equipment, Net
Property and equipment consist of the following as of the dates presented (in thousands):

	March 31, 2026	December 31, 2025
Internal-use software and web site development costs	$64,923	$63,353
Less: accumulated depreciation and amortization	(44,052)	(41,370)
Total property and equipment, net	$20,871	$21,983

Depreciation expense for the three months ended March 31, 2026 and 2025 was $2.7 million and $2.1 million, respectively.
4. Borrower Loans and Notes, at Fair Value
The aggregate principal balances outstanding and fair values of Borrower Loans and Notes as of March 31, 2026 and December 31, 2025, are presented in the following table (in thousands):

	Borrower Loans		Notes
	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Aggregate principal balance outstanding and interest outstanding	$243,059	$255,132	$243,293	$256,929
Fair value adjustments	(10,312)	(9,795)	(13,010)	(13,029)
Fair value	$232,747	$245,337	$230,283	$243,900

As of March 31, 2026, outstanding Borrower Loans had original terms to maturity of 24, 36, 48 or 60 months, had monthly payments with fixed interest rates ranging from 6.00% to 33.00% and had various original maturity dates through March 2031. As of December 31, 2025, outstanding Borrower Loans had original maturities of either 24, 36, 48 or 60 months, monthly payments with fixed interest rates ranging from 6.00% to 33.00% and had various original maturity dates through December 2030.
As of March 31, 2026, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $1.5 million and a fair value of $0.3 million. As of December 31, 2025, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $2.2 million and a fair value of $0.4 million. PFL places loans on non-accrual status when they are over 120 days past due. As of March 31, 2026 and December 31, 2025, Borrower Loans in non-accrual status had a fair value of $0.3 million and $0.3 million, respectively.

5. Servicing Assets
PFL accounts for Servicing Assets at their estimated fair values with changes in fair values recorded in Servicing Fees, Net on the condensed consolidated statements of operations. The initial asset is recognized in Gain (Loss) on the Sale of Borrower Loans on the condensed consolidated statements of operations when PFL sells Borrower Loans to unrelated third-party buyers through the Whole Loan Channel and the servicing rights are retained. The Servicing Assets are measured at fair value throughout the servicing period. PFL recognized gains from the initial recognition of Servicing Assets on the sale of Borrower Loans in the amounts of $4.3 million and $2.8 million for the three months ended March 31, 2026 and 2025, respectively. These amounts are recorded in Loss on Sale of Borrower Loans on the condensed consolidated statements of operations, and are offset primarily by incentives provided to loan buyers at the time of sale.
As of March 31, 2026, Borrower Loans that were sold, but for which PFL retained servicing rights, had a total outstanding principal balance of $4.0 billion, original terms of 24, 36, 48 or 60 months, monthly payments with fixed interest rates ranging from 5.75% to 33.00%, and various original maturity dates through March 2031. As of December 31, 2025, Borrower Loans that were sold, but for which PFL retained servicing rights, had a total outstanding principal balance of $3.8 billion, original terms of either 24, 36, 48 or 60 months, monthly payments with fixed interest rates ranging from 5.75% to 33.00%, and various original maturity dates through December 2030.
Contractually-specified servicing fees and ancillary fees totaled $12.9 million and $11.6 million for the three months ended March 31, 2026 and 2025, respectively, and are included primarily in Servicing Fees, Net on the condensed consolidated statements of operations.
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
In September 2025, as a result of an updated assessment of market rates, the Company lowered the estimated base market servicing rate used to value its Servicing Asset from 63.3 basis points to 59.3 basis points. This change resulted in a $1.5 million increase to Servicing Assets, Net as of September 30, 2025, and Total Net Revenues for the three months ended September 30, 2025.
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
6. Income Taxes
PFL incurred no income tax provision for the three months ended March 31, 2026 and 2025. PFL is a U.S. disregarded entity and its income and loss are included in the income tax reporting of its parent, PMI. Since PMI is in a taxable loss position, is not currently subject to income taxes, and has fully reserved against its deferred tax asset, the net effective tax rate for PFL is 0%.

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
As of March 31, 2026 and December 31, 2025, the discounted cash flow methodology used to estimate the Notes fair values used the same projected cash flows as the related Borrower Loans. As demonstrated in the table below, the fair value adjustments for Borrower Loans were largely offset by the fair value adjustments of the Notes due to the borrower payment dependent design of the Notes and because the principal balances of the Borrower Loans approximated the principal balances of the Notes.
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

The following tables present the fair value hierarchy for assets and liabilities measured at fair value (in thousands):

March 31, 2026	Level 1	Level 2	Level 3	Total
Assets:
Borrower Loans, at Fair Value	$—	$—	$232,747	$232,747
Servicing Assets	—	—	18,561	18,561
Total Assets	$—	$—	$251,308	$251,308
Liabilities:
Notes, at Fair Value	$—	$—	$230,283	$230,283
Loan Trailing Fee Liability (included in Other Liabilities)	—	—	3,491	3,491
Total Liabilities	$—	$—	$233,774	$233,774

December 31, 2025	Level 1	Level 2	Level 3	Total
Assets:
Borrower Loans, at Fair Value	$—	$—	$245,337	$245,337
Servicing Assets	—	—	17,601	17,601
Total Assets	$—	$—	$262,938	$262,938
Liabilities:
Notes, at Fair Value	$—	$—	$243,900	$243,900
Loan Trailing Fee Liability (included in Other Liabilities)	—	—	3,328	3,328
Total Liabilities	$—	$—	$247,228	$247,228

As PFL’s Borrower Loans, Notes, Servicing Assets and loan trailing fee liability do not trade in an active market with readily observable prices, PFL uses significant unobservable inputs to measure the fair value of these assets and liabilities. Financial instruments are categorized in the Level 3 valuation hierarchy based on the significance of unobservable factors in the overall fair value measurement. These fair value estimates may also include observable, actively quoted components derived from external sources. As a result, the realized and unrealized gains and losses for assets and liabilities within the Level 3 category may include changes in fair value that were attributable to both observable and unobservable inputs. PFL did not transfer any assets or liabilities in or out of Level 3 for the three months ended March 31, 2026 or March 31, 2025.
Significant Unobservable Inputs
The following tables present quantitative information about the significant unobservable inputs used for PFL’s Level 3 fair value measurements at the dates presented:

Range
Borrower Loans and Notes	March 31, 2026	December 31, 2025
Discount rate	6.2% - 16.7%	6.3% - 15.5%
Default rate	2.1% - 14.0%	2.3% - 14.5%

Range
Servicing Assets	March 31, 2026	December 31, 2025
Discount rate	15.0% - 25.0%	15.0% - 25.0%
Default rate	1.5% - 14.0%	1.9% - 15.0%
Prepayment rate	10.9% - 39.6%	3.4% - 41.4%
Market servicing rate (1) (2)	0.593% - 0.842%	0.593% - 0.842%
(1) Servicing assets associated with loans enrolled in a relief program offered by the Company as of March 31, 2026 and December 31, 2025 were measured using a market servicing rate assumption of 84.2 basis points. This rate was estimated using a multiplier consistent with observable market rates for other loan types, applied to the base market servicing rate assumption.

(2) Excludes collection fees that would be passed on to a hypothetical third-party servicer. As of March 31, 2026 and December 31, 2025, the market rate for collection fees and non-sufficient fund fees was assumed to be 11 basis points and 10 basis points, respectively, for a total market servicing rate range of 70.3 - 95.2 basis points and a total market servicing rate of 69.3 - 94.2 basis points, respectively.

Range
Loan Trailing Fee Liability	March 31, 2026	December 31, 2025
Discount rate	15.0% - 25.0%	15.0% - 25.0%
Default rate	1.5% - 14.0%	1.9% - 15.0%
Prepayment rate	10.9% - 39.6%	3.4% - 41.4%
Changes in Level 3 Fair Value Assets and Liabilities on a Recurring Basis
The following tables present additional information about Level 3 Borrower Loans, Loans Held for Sale and Notes measured at fair value on a recurring basis (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets		Liabilities
	Borrower Loans	Loans Held for Sale	Notes
Balance as of January 1, 2026	$245,337	$—	$(243,900)
Originations	35,726	698,218	(34,346)
Principal repayments	(40,891)	—	41,943
Borrower Loans sold to third parties	(792)	(698,218)	—
Other changes	(224)	—	295
Change in fair value	(6,409)	—	5,725
Balance as of March 31, 2026	$232,747	$—	$(230,283)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets		Liabilities
	Borrower Loans	Loans Held for Sale	Notes
Balance as of January 1, 2025	$285,578	$—	$(283,030)
Originations	42,938	532,834	(42,139)
Principal repayments	(47,167)	—	47,864
Borrower Loans sold to third parties	(676)	(532,834)	—
Other changes	(140)	—	280
Change in fair value	(5,171)	—	4,525
Balance as of March 31, 2025	$275,362	$—	$(272,500)
The following tables present additional information about Level 3 Servicing Assets recorded at fair value (in thousands):

Servicing Assets
Balance as of January 1, 2026	17,601
Additions	4,263
Less: Changes in fair value	(3,303)
Balance as of March 31, 2026	$18,561

Servicing Assets
Balance as of January 1, 2025	$14,333
Additions	2,768
Less: Changes in fair value	(3,190)
Balance as of March 31, 2025	$13,911
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
The following tables present additional information about Level 3 Loan Trailing Fee Liability measured at fair value on a recurring basis (in thousands):

Loan Trailing Fee Liability
Balance as of January 1, 2026	$3,328
Issuances	708
Cash payment of Loan Trailing Fee	(709)
Change in fair value	164
Balance as of March 31, 2026	$3,491

Loan Trailing Fee Liability
Balance as of January 1, 2025	$3,004
Issuances	521
Cash payment of Loan Trailing Fee	(652)
Change in fair value	60
Balance as of March 31, 2025	$2,933

Significant Recurring Level 3 Fair Value Asset and Liability Input Sensitivity

Key economic assumptions are used to compute the fair value of Borrower Loans. The sensitivity of the fair value to immediate changes in assumptions at March 31, 2026 and December 31, 2025 for Borrower Loans are presented in the following table (in thousands, except percentages).

Borrower Loans:	March 31, 2026	December 31, 2025
Fair value, using the following assumptions:	$232,747	$245,337
Weighted-average discount rate	9.10%	8.67%
Weighted-average default rate	11.27%	11.48%

Fair value resulting from:
100 basis point increase in discount rate	$230,697	$243,180
200 basis point increase in discount rate	228,695	241,073
Fair value resulting from:
100 basis point decrease in discount rate	$234,847	$247,547
200 basis point decrease in discount rate	236,998	249,810

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$230,903	$243,371
Applying a 1.2 multiplier to default rate	229,057	241,402
Fair value resulting from:
Applying a 0.9 multiplier to default rate	$234,591	$247,304
Applying a 0.8 multiplier to default rate	236,432	249,269
Key economic assumptions are used to compute the fair value of Notes. The sensitivity of the fair value to immediate changes in assumptions at March 31, 2026 and December 31, 2025 for Notes funded through the Note Channel are presented in the following table (in thousands, except percentages).

Notes	March 31, 2026	December 31, 2025
Fair value, using the following assumptions:	$230,283	$243,900
Weighted-average discount rate	9.10%	8.67%
Weighted-average default rate	11.27%	11.48%

Fair value resulting from:
100 basis point increase in discount rate	$228,252	$241,752
200 basis point increase in discount rate	226,269	239,655
Fair value resulting from:
100 basis point decrease in discount rate	$232,361	$246,096
200 basis point decrease in discount rate	234,495	248,352

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$228,458	$241,944
Applying a 1.2 multiplier to default rate	226,632	239,987
Fair value resulting from:
Applying a 0.9 multiplier to default rate	$232,107	$245,853
Applying a 0.8 multiplier to default rate	233,928	247,806

Key economic assumptions are used to compute the fair value of Servicing Assets. The sensitivity of the current fair value to immediate changes in assumptions at March 31, 2026 and December 31, 2025 for Servicing Assets are presented in the following table (in thousands, except percentages).

Servicing Assets	March 31, 2026	December 31, 2025
Fair value, using the following assumptions:	$18,561	$17,601
Weighted-average market servicing rate	0.598%	0.598%
Weighted-average prepayment rate	21.59%	21.72%
Weighted-average default rate	11.52%	11.86%

Fair value resulting from:
Market servicing rate increase of 0.025%	$17,494	$16,586
Market servicing rate decrease of 0.025%	19,629	18,615

Fair value resulting from:
Applying a 1.1 multiplier to prepayment rate	$18,077	$17,143
Applying a 0.9 multiplier to prepayment rate	19,056	18,068

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$18,260	$17,310
Applying a 0.9 multiplier to default rate	18,862	17,892
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
The Origination and Sale Agreements contain terms through February 1, 2027. Prosper is required, under the Origination and Sale Agreements, to maintain certain collateral requirements. In addition, pursuant to the Marketing Agreement, the marketing fee that Prosper receives in connection with the origination of each loan is partially reduced by an amount (the “Designated Amount”) calculated as a percentage of the principal amount of such loan based on the aggregate principal amount of loans originated for the applicable month. To the extent the aggregate Designated Amount for all loans originated during any month is less than $100,000 through February 1, 2027, Prosper is required to pay WebBank an amount equal to such deficiency. Accordingly, the minimum fee is $0.9 million for the remaining months of 2026 and $0.1 million in 2027.
Additionally, under the Origination and Sale Agreements, Prosper is required to maintain minimum net liquidity of $15.0 million at all times during the term of the agreement. Net liquidity is defined as the sum of Cash, Cash Equivalents and

Available for Sale Investments. Violation of this covenant can result in termination of the contract with WebBank. As of March 31, 2026, the Company was in compliance with the covenant.
Transaction Fee Refund Liability
Prosper assumes WebBank’s liability under Utah law to refund the pro-rated amount of any transaction fees collected in excess of 5%, in the event the underlying borrower prepays the loan in full before maturity. Following the passage of S.B. 230, only Borrower Loans originated prior to May 6, 2026, remain subject to this requirement, and no liability is recorded for Borrower Loans originated on or subsequent to that effective date. For the three months ended March 31, 2026 and 2025 the Company issued $5.1 million and $2.8 million, respectively, in refunds under this obligation. As of March 31, 2026 and December 31, 2025, the Company accrued $19.7 million and $17.2 million, respectively, related to anticipated future refunds under this obligation. As a result of executing Amendment 7 to the Administration Agreement with PMI on November 14, 2025, all Transaction Fee refunds issued by PFL are now reimbursed by PMI and recorded in the Administration Fee Revenue – Related Party account on the consolidated statements of operations.
Loan Purchase Commitments
Under the terms of PFL’s agreement with WebBank, PFL is committed to purchase $29.4 million of Borrower Loans that WebBank originated during the last two business days of the quarter ended March 31, 2026. PFL will purchase these Borrower Loans within the first three business days of the quarter ending June 30, 2026.
Repurchase Obligation
Under the terms of the loan purchase agreements between PFL and investors that participate in the Whole Loan Channel, PFL may, in certain circumstances, become obligated to repurchase a Borrower Loan from an investor. Generally, these circumstances include the occurrence of verifiable identity theft, the failure to properly follow personal loan listing or bidding protocols, or a violation of the applicable federal, state, or local lending laws. The fair value of the indemnification and repurchase obligation is estimated based on historical experience. PFL recognizes a liability for the repurchase and indemnification obligation when the Borrower Loans are issued. Indemnified or repurchased Borrower Loans associated with violations of federal, state, or local lending laws or verifiable identity theft are written off at the time of repurchase or at the time an indemnification payment is made. The maximum potential amount of future payments associated under this repurchase obligation is the outstanding balances of the Borrower Loans issued through the Whole Loan Channel, which as of March 31, 2026 is $4.0 billion. PFL has accrued $0.3 million and $0.3 million as of March 31, 2026 and December 31, 2025, respectively, in regard to this obligation.
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
Multiple purported class-action lawsuits related to the September 2025 Incident have been filed against Prosper. The federal lawsuits filed against Prosper have been consolidated into one proceeding, captioned In re: Prosper Funding, LLC Data Breach Litigation. Prosper is also subject to lawsuits filed in state courts and has received demands for mass and individual arbitrations. The Company may receive additional federal and state lawsuits and arbitration demands in the future.

Prosper has accrued for various legal and cybersecurity software costs incurred related to this incident that are not covered by insurance at the PMI corporate level. Due to the significant uncertainties involved, Prosper is not able to accurately predict the ultimate outcome of this incident, or estimate a loss or range of loss that Prosper may incur. Accordingly, Prosper has not recorded a provision for any estimated losses in respect to the incident as of March 31, 2026.
9. Related Parties
Since inception, PFL has engaged in various transactions with its directors, executive officers, PMI, and immediate family members and other affiliates of its directors, executive officers, and PMI. PFL believes that all of the transactions described below were made on terms no less favorable to PFL than could have been obtained from unaffiliated third parties.
PFL’s executive officers and directors who are not executive officers participate in its marketplace by placing bids and purchasing Notes. The aggregate amount of the Notes purchased and the income earned by parties deemed to be related parties of PFL for the three months ended March 31, 2026 and 2025 are summarized below (in thousands):

	Aggregate Amount of Notes Purchased		Interest Earned on Notes
	Three Months Ended March 31,		Three Months Ended March 31,
Related Party	2026	2025	2026	2025
Executive officers and management	$2	$2	$1	$2
Directors (excluding executive officers and management)	—	—	—	—
Total	$2	$2	$1	$2

The balance of Notes held by officers and directors who are not executive officers are as follows (in thousands):

	Notes Balance as of
Related Party	March 31, 2026	December 31, 2025
Executive officers and management	$23	$27
Directors (excluding executive officers and management)	—	—
Total	$23	$27

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This management’s discussion and analysis of financial condition and results of operations, or MD&A, contains forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” in this Quarterly Report on Form 10-Q for a discussion of the uncertainties, risks, and assumptions associated with these statements. This discussion should be read in conjunction with Prosper’s historical condensed consolidated financial statements and related notes thereto and the other disclosures contained elsewhere in this Quarterly Report on Form 10-Q. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and Prosper’s actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those included in the “Risk Factors” sections and elsewhere in this Quarterly Report on Form 10-Q and Prosper’s Annual Report on Form 10-K for the year ended December 31, 2025.
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
For the year ended December 31, 2025, our marketplace facilitated $2.7 billion in Borrower Loan originations, of which $2.5 billion were funded through our Whole Loan Channel, representing 94% of the total Borrower Loans originated through our marketplace during this period. For the three months ended March 31, 2026, our marketplace facilitated $730.8 million in Borrower Loan originations, an increase of 28% from the same period in 2025. The percentage of loans funded through the Whole Loan Channel for the three months ended March 31, 2026 was 95%. From inception through March 31, 2026, our marketplace has facilitated $31.3 billion in Borrower Loan originations, of which $28.3 billion were funded through our Whole Loan Channel, representing 90% of the total Borrower Loans originated through our marketplace during this period.
We believe our Credit Card product provides consumers working to build their credit profile with affordable access to the credit they need, when they need it, as well as tools and resources to help them stay on track with their personal finances. As with the Personal Loan product, we manage the credit risk associated with our Credit Card borrowers through a combination of public and proprietary data. From the launch of the Credit Card product through March 31, 2026, approximately 558,000 Credit Card accounts have been booked through our platform, and borrowers have spent $1.4 billion on their Prosper Credit Cards.
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

Key Operating and Financial Metrics (in thousands)
The following table displays our key operating and financial metrics for three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	2026	2025
Personal Loan Originations	$730,842	$571,536
Transaction Fees, Net	$62,089	$52,078
Personal Loan Serviced Portfolio (1)	$4,225,371	$3,798,289
Whole Loans Outstanding (1)	$3,984,634	$3,513,077
Prosper Credit Card Portfolio (1) (2)	$421,755	$378,907
Servicing Fees, Net	$8,481	$7,357
Total Net Revenues	$58,368	$42,664
Net Income	$64,651	$50,375
Adjusted EBITDA (3)	$6,739	$(1,867)
(1) Unpaid principal balance as of March 31
(2) Total of Prosper Allocations, Coastal Allocations and securitized PMCC 2024-1 Credit Card receivables
(3) Adjusted EBITDA is a non-GAAP financial measure. For more information regarding this measure and the reconciliation to Net Income (Loss), the most comparable US GAAP measure, see “Non-GAAP Financial Measure - Adjusted EBITDA.”

Personal Loan Originations
From inception of the Company through March 31, 2026, a total of 2,417,039 Borrower Loans, totaling $31.3 billion were originated through our marketplace.
For the three months ended March 31, 2026, 46,325 Borrower Loans totaling $730.8 million were originated through our marketplace, compared to 36,399 Borrower Loans totaling $571.5 million during the three months ended March 31, 2025. This represents a unit increase of 27% and a dollar increase of 28%. The originations increase for the quarter ended March 31, 2026 versus the quarter ended March 31, 2025 is primarily due to increased third-party investor demand, updated underwriting models, lower interest rates and a new customer acquisition channel.
Personal loan origination volume by Prosper Rating was as follows for the periods presented (in millions, except percentages):

	Three Months Ended March 31,
	2026		2025
	Amount	%	Amount	%
AA	$119.6	16%	$83.7	15%
A	209.2	29%	104.7	18%
B	127.7	18%	118.8	20%
C	89.9	12%	44.3	8%
D	75.6	10%	43.3	8%
E	72.6	10%	73.5	13%
Other (1)	36.2	5%	103.2	18%
Total	$730.8		$571.5
(1) Represents personal loans funded through the Prosper platform via the Whole Loan Channel but not assigned Prosper Ratings.
For the three months ended March 31, 2026, compared to the corresponding period in 2025, Personal Loan originations on the Prosper platform reflect increased originations across most loan ratings. Loans not assigned Prosper ratings are sold only to institutional investors based on specific underwriting criteria and custom risk models developed by those investors. These loans decreased from the prior year primarily as a result of our updated underwriting models, which resulted in the assignment of Prosper ratings to a greater number of loans, and reduced risk appetite from investors that purchase loans without Prosper ratings.

Personal Loan Serviced Portfolio and Whole Loans Outstanding
Our Personal Loan serviced portfolio consists of all Borrower Loans that we service both through the Note and Whole Loan Channels. Borrower Loans funded through the Whole Loan Channels include loans that we hold in consolidated trusts, as well as those sold to third parties. Our Personal Loan serviced portfolio increased $427.1 million, or 11%, from March 31, 2025 to March 31, 2026. This increase is primarily due to increased originations for the three months ended March 31, 2026, as compared to the corresponding period in the prior year.
The outstanding balance of Borrower Loans sold through our Whole Loan Channel serves as a primary driver of our Servicing Assets. Whole loans outstanding increased $471.6 million, or 13%, from March 31, 2025 to March 31, 2026, due primarily to the year-over-year increase in originations discussed above.
Prosper Credit Card Portfolio
Our Credit Card portfolio consists of the outstanding principal of all Prosper-branded Credit Cards originated through our partnership with Coastal Community Bank (“Coastal”). From March 31, 2025 to March 31, 2026, the principal balance of the Credit Card portfolio increased $42.8 million, or 11%, due to increases in the number of active Credit Cards and cardholder spend during this time.
Net Income (Loss)
See the section titled “Results of Operations” below, for the discussion on significant changes in Net Income (Loss) year-over-year.

Results of Operations
Overview
The following table summarizes our net income (loss) for the three months ended March 31, 2026 and 2025 (in thousands, except percentage):

	Three Months Ended March 31,
	2026	2025	Change	% Change
Total Net Revenues	$58,368	$42,664	$15,704	37%
Total Expenses	(6,321)	(7,739)	1,418	18%
Net Income Before Taxes	64,689	50,403	14,286	28%
Income Tax Expense	(38)	(28)	(10)	36%
Net Income	$64,651	$50,375	$14,276	28%
Total Net Revenues for the three months ended March 31, 2026 increased $15.7 million, or 37%, as compared to the same period in 2025. The increase was largely attributable to an $11.9 million increase to Total Net Revenues from Change in Fair Value of Financial Instruments, primarily due to an increase in the fair value of our Credit Card Derivative, reflective of decreased charge-offs and estimated loss rates, as well as growth in the underlying Credit Card portfolio. There was also a $10.0 million increase in Transaction Fees, Net, primarily as a result of higher Personal Loan origination volume during this period, as discussed above. In addition, there was a $1.1 million increase in Servicing Fees, Net, due primarily to increased Personal Loan servicing income, generally consistent with the increase in whole loans outstanding during this period. We also lowered our Personal Loan market servicing rate in September 2025, increasing the servicing asset and Servicing Fees, Net. These increases were partially offset by a $3.7 million increase in Loss on Sale of Borrower Loans, primarily as a result of additional incentives provided to whole loan investors (“incentives”) year-over-year. Total Interest Income (Expense), Net, decreased $3.1 million from the prior year, due largely to a decrease in the outstanding balance of personal loans held in consolidated trusts, as well as lower interest rates, which reduced interest income generated from the securitized Credit Card portfolio. Finally, Other Revenues decreased $0.5 million year-over-year, due primarily to reduced credit referral fees.
Total Expenses include the Change in Fair Value of Convertible Preferred Stock Warrants, which is in turn driven by changes in the fair value of the underlying Convertible Preferred Stock. There were gains recognized related to this item of $63.9 million and $57.2 million for the three months ended March 31, 2026 and 2025, respectively, due to decreases in the fair value of the underlying Convertible Preferred Stock for these periods. Other components of Total Expenses increased $8.1 million for the three months ended March 31, 2026, as compared to the same period in 2025, primarily due to a combined $9.4 million increase in Origination and Servicing, Sales and Marketing and General and Administrative expenses, as costs increased primarily due to higher Personal Loan originations and growth in the Credit Card portfolio. These increases were partially offset by a $1.1 million decrease in Interest Expense on Term Loans, as a result of the lower interest rate on the new Term Loan we executed in November 2025 (see Note 11 of the accompanying condensed consolidated financial statements). Accordingly, the net income for the three months ended March 31, 2026 increased $14.3 million, or 28%, when compared to the net income for the three months ended March 31, 2025.

Revenues
The following table summarizes our revenues for the three months ended March 31, 2026 and 2025 (in thousands, except percentages):

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Operating Revenues:
Transaction Fees, Net	$62,089	$52,078	$10,011	19%
Servicing Fees, Net	8,481	7,357	1,124	15%
Loss on Sale of Borrower Loans	(17,275)	(13,576)	(3,699)	(27)%
Other Revenues	1,655	2,189	(534)	(24)%
Total Operating Revenues	54,950	48,048	6,902	14%

Interest Income (Expense):
Interest Income on Financial Instruments	16,249	23,301	(7,052)	(30)%
Interest Expense on Financial Instruments	(12,366)	(16,329)	3,963	24%
Total Interest Income (Expense), Net	3,883	6,972	(3,089)	(44)%
Change in Fair Value of Financial Instruments	(465)	(12,356)	11,891	96%
Total Net Revenues	$58,368	$42,664	$15,704	37%
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
Transaction Fees, Net increased $10.0 million, or 19%, for the three months ended March 31, 2026, as compared to the corresponding period in 2025, primarily due to the increased Personal Loan originations discussed above. Under our WebBank transaction fee schedule, transaction fees range from 1.0% to 9.99%, depending on the term and credit grade of the Borrower Loan. Transaction fees above 5.0% are refundable on a pro-rated basis upon the full prepayment of the related Borrower Loan prior to maturity under Utah law, where WebBank is domiciled, and thus the impact of these increased transaction fees is reduced by expected refunds.
In addition, we recognized approximately $6.8 million in program fees under our Credit Card product for the three months ended March 31, 2026, which represented a $1.1 million increase from the corresponding period in 2025.
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
In addition, we are contractually obligated to service the entire portfolio under our Credit Card product. Our banking partner, Coastal, pays us a servicing fee of 1.0% per annum of the daily outstanding principal balance of all cards designated as Coastal allocations within the non-securitized portion of the portfolio. These allocations represent approximately 5% of the portfolio. To the extent these contractual fees are less than the market servicing rate that would be required by a market participant to service the portfolio, a servicing obligation is recorded. Changes to the net Credit Card servicing obligation are included in Servicing Fees, Net. We do not recognize a servicing asset or obligation related to any Credit Card receivables that are effectively consolidated on our balance sheet through the PMCC 2024-1 securitization transaction discussed in Note 5 of the accompanying condensed consolidated financial statements.

The increase of $1.1 million, or 15%, in Servicing Fees for the three months ended March 31, 2026, as compared to the corresponding period in 2025, is primarily due to a $1.0 million increase in Personal Loan servicing revenue from servicing fees collected, net of amortization of the Servicing Asset, reflective of both (a) the growth in the underlying servicing book discussed above, as well as (b) the reduction in the estimated market servicing rate used to value the Servicing Asset from 63.3 basis points to 59.3 basis points in September 2025. Additionally, there was a $0.4 million increase in net collections and debt sale fees, due to growth in our Personal Loan servicing book and Credit Card portfolio, and our enhanced collections and recovery efforts. We also recognized a $0.3 million increase in Servicing Fees from miscellaneous Credit Card fees.
These increases were partially offset by a $0.5 million decrease in Servicing Fees related to increases in the fair value of the net Credit Card servicing obligation. As discussed in Note 8, Fair Value of Assets and Liabilities, of the accompanying condensed consolidated financial statements, a change in estimate related to the default rate applied to the cash flows that drive the Credit Card servicing obligation resulted in an increase in fair value of that obligation of $0.7 million as of March 31, 2026, accounting for most of the change from the prior year.
Loss on Sale of Borrower Loans
We recognize a Gain or Loss on Sale of Borrower Loans based on the net proceeds received on a sale through the Whole Loan Channel, less the fair value of the Borrower Loans sold. The net proceeds of the sale represent the fair value of any assets obtained or liabilities incurred as part of the transaction, including, but not limited to Servicing Assets, retained securities, incentives and repurchase obligations provided or received at the time of sale. We also record changes in any estimated investor performance-based payment liability in Gain or Loss on Sale of Borrower Loans. Since 2022, due to market volatility and incentives offered by competitors, we started providing additional incentives to our investors. For the three months ended March 31, 2026, incentives increased $1.8 million, and changes in the performance-based payment liability increased $3.4 million, from the corresponding period in the prior year. Excluding the impact of these incentives and the performance-based payment liability, the remaining change in Loss on Sale of Borrower Loans for the three months ended March 31, 2026 as compared to the same period in 2025, was an increased gain of $1.5 million, primarily due to the recognition of additional Servicing Assets upon the sale of Personal Loans through the Whole Loan Channel, as well as a decrease in the market servicing rate used to value the Servicing Assets from 63.3 bps to 59.3 basis points in September 2025.
Other Revenues
Other Revenues consists primarily of credit referral fees earned from partner companies for the referral of customers on our Personal Loan platform, as well as incentive fees from our Credit Card network partner, based primarily on the volume of transactions generated on our Credit Cards, net of any fees paid to that network partner. Credit referral fees accounted for approximately of $0.6 million of the total $0.5 million decrease in Other Revenues for the three months ended March 31, 2026, as compared to the corresponding period in 2025.
Interest Income on Financial Instruments and Interest Expense on Financial Instruments
We recognize Interest Income on Borrower Loans and Receivable from Credit Card Partner (consisting of the underlying securitized Credit Card receivables) using the accrual method based on the stated interest rate to the extent we believe it to be collectible. We record interest expense on the corresponding fractional Notes, at Fair Value and Notes Issued by Securitization Trusts based on the contractual interest rates. The interest rate on fractional Notes, at Fair Value is generally 1% lower than the interest rate on the corresponding Borrower Loans to compensate us for servicing the underlying Borrower Loans.
The decrease of $3.1 million, or 44%, in Total Interest Income (Expense), Net for the three months ended March 31, 2026, as compared to the corresponding period in 2025, was primarily due to a $1.7 million decrease in Total Interest Income (Expenses), Net generated from the underlying securitized Credit Card receivables included within Receivable from Credit Card Partner, less interest expense and setup cost amortization incurred on the related Notes Issued by Securitization Trust. This decrease is primarily reflective of lower interest rates and increased charge-offs during this time. In addition, there was a $1.1 million decrease in Total Interest Income (Expense), Net generated from securitized Borrower Loans, net of interest expense and setup cost amortization incurred on the Notes Issued by Securitization Trust, which is primarily reflective of the reduced average outstanding balance of loans held in consolidated trusts year-over-year, as well as the related decrease in the associated financing liabilities as a result of principal repayments. Finally, Total Interest Income (Expense), Net from securitization bank accounts, servicing revenue related to fractional Notes, and Borrower Loans we hold for investment decreased a combined $0.3 million from the prior year.

Change in Fair Value of Financial Instruments
We record Borrower Loans, Notes, the Credit Card Derivative and Receivable from Credit Card Partner at fair value on our balance sheets. Changes in the fair values of these financial instruments are presented within Change in Fair Value of Financial Instruments on our statements of operations.
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
In September 2023 and March 2024, we sponsored and consolidated two Personal Loan securitization transactions, PMIT 2023-1 and PMIT 2024-1, respectively, with loans that were previously funded through consolidated Warehouse Lines. Refer to Note 7, Securitizations, of the accompanying condensed consolidated financial statements for additional information on these securitization transactions. We expect that changes in the fair value of Borrower Loans held by PMIT 2023-1 and PMIT 2024-1 will be negative due to delinquencies and charge-offs, but they could ultimately be negative or positive due to changes in fair value assumptions, such as expected credit performance, prepayment rates and implied market discount rates. Additionally, the impact from fair value adjustments on these securitized Borrower Loans may lessen as they season and the outstanding principal balances decrease. Notes issued by PMIT 2023-1 and PMIT 2024-1 are carried at amortized cost on the accompanying condensed consolidated balance sheets and thus do not impact the Change in Fair Value of Financial Instruments.
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

	Three Months Ended March 31
	2026	2025
Borrower Loans - Securitization(1):
AA	21%	24%
A	31%	30%
B	25%	23%
C	10%	11%
D	6%	6%
E	6%	5%
HR	1%	1%
Total	100%	100%
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
Credit Card
The Credit Card Derivative is recorded at fair value and is primarily reflective of discounted future cash flows from certain features of our Credit Card program that were determined to meet the definition of freestanding derivatives, including interest income, program fees paid to our banking partner Coastal, credit losses and fraud losses. These cash flows are estimated based upon a set of valuation assumptions, including default rates derived from our historical performance, prepayment rates derived from market data and discount rates based on estimates of the rates of return that investors would require when investing in other financial instruments with similar characteristics. We also record the net impact of realized gains and losses under the Credit Card Derivative in Change in Fair Value of Financial Instruments.

In November 2024, we sponsored and consolidated a Credit Card securitization transaction, PMCC 2024-1, with existing Credit Card receivables that were previously accounted for through our Credit Card Derivative. See Notes 5 and 7 of the accompanying condensed consolidated financial statements for further details on both the Credit Card Derivative and PMCC 2024-1. We fully consolidate PMCC 2024-1 as a variable interest entity, as it has insufficient equity at risk and we determined that we were its primary beneficiary. Based on an analysis of the facts and circumstances surrounding the transaction, it was determined that the transfer of the Credit Card receivables from Coastal to PMCC 2024-1 did not meet the sales or participating interest criteria under Accounting Standards Codification (“ASC”) 860, Transfers and Servicing, and thus could not be recognized on our condensed consolidated balance sheets. As a result, we record a secured Receivable from Credit Card Partner, which we have elected to present at fair value on our condensed consolidated balance sheets. Receivable from Credit Card Partner is secured by and effectively mirrors the value of the underlying Credit Card receivables.
As the sole sponsor of PMCC 2024-1, we are entitled to any residual cash flows it generates, and estimate the fair value of that residual interest using a discounted cash flow analysis based upon valuation assumptions generally similar to those used to value the Credit Card Derivative, adjusted to reflect the specific characteristics of the securitized Credit Card receivables underlying the Receivable from Credit Card Partner. That residual interest fair value is then added to the securitization advance rate applied to the outstanding balance of the Credit Card receivables to calculate the estimated fair value of Receivable from Credit Card Partner. Consistent with securitized Borrower Loans, Notes issued by PMCC 2024-1 are carried at amortized cost on the accompanying condensed consolidated balance sheets, and thus do not impact the Change in Fair Value of Financial Instruments.
For both the Credit Card Derivative and Receivable from Credit Card Partner, changes in the fair value should generally fluctuate in line with changes in the underlying portfolio and charge-off levels, but could also be impacted by changes in fair value assumptions, such as estimated loss and prepayment rates and implied market discount rates.
Fluctuation Analysis
For the three months ended March 31, 2026 and 2025, the Change in Fair Value of Financial Instruments were losses of $0.5 million and $12.4 million, respectively. The decrease in the loss for this period of $11.9 million was largely driven by the Credit Card Derivative. For the three months ended March 31, 2026, fair value changes related to future cash flows resulted in a gain of $4.4 million, and the net impact of realized transactions resulted in a gain of $1.2 million. This compares to the corresponding period in the prior year, when fair value changes resulted in a loss of $1.8 million, and the net impact of realized transactions resulted in a loss of $4.8 million. As discussed in Note 8, Fair Value of Assets and Liabilities, of the accompanying condensed consolidated financial statements, a change in estimate related to the default rate applied to the cash flows that drive the Credit Card Derivative resulted in an increase in the changes in fair value of $5.2 million for the three months ended March 31, 2026. Remaining fluctuations in gains and losses on the Credit Card Derivative for this period are due primarily to the growth in the underlying non-securitized Credit Card portfolio from the prior year, as well as lower loss rates.
In addition, there was a decrease in the net loss from securitized Borrower Loans year-over-year, due primarily to the overall decrease in the average balance of loans held in consolidated securitization trusts during this time, as these loans continue to season. For the three months ended March 31, 2026, the loss from changes in the fair value of securitized Borrower Loans was $1.3 million, due to a $1.2 million gain from fair value adjustments, offset by $2.5 million in net charge-offs. This compares to the same period in the prior year, when the loss from changes in the fair value of securitized Borrower Loans was $3.2 million, due to a $2.4 million gain from fair value adjustments, offset by $5.5 million in net charge-offs.
These decreases in the net loss were partially offset by the Receivable from Credit Card Partner, for which we recognized a $0.3 million loss from changes in fair value related to future cash flows and $3.8 million in net charge-offs for the three months ended March 31, 2026. This compares to the corresponding period in the prior year, when we recognized $2.0 million in net charge-offs (changes in fair value related to future cash flows were not material). Because of the minimum contractual ratio of Credit Card receivables to outstanding Notes issued by PMCC 2024-1, the underlying securitized Credit Card portfolio has remained generally flat year-over-year, limiting the impact of fair value changes related to future cash flows.
The net impact to the Change in Fair Value of Financial Instruments for fractional Borrower Loans and Notes (as well as the population of whole loans that are owned directly by our wholly-owned subsidiary PFL) was a loss of less than $0.1 million for the three months ended March 31, 2026, due to the borrower payment-dependent structure described above, offset by certain timing factors related to the receipt of borrower payments. During the same period in 2025, the net impact from these fractional Borrower Loans and Notes (as well as the population of whole loans that are owned directly by PFL) was a loss of $0.7 million.

The following table details the changes in fair value of our financial instruments for the three months ended March 31, 2026 and 2025, respectively (in thousands, except percentages):

	Three Months Ended March 31,
	2026	2025
Assets:
Borrower Loans	$(7,724)	$(8,334)
Credit Card Derivative (includes gains and losses from settled transactions)	5,624	(6,448)
Receivable from Credit Card Partner	(4,090)	(2,099)

Liabilities:
Notes	5,725	4,525
Total	$(465)	$(12,356)
Expenses
The following tables summarize our expenses for the three months ended March 31, 2026 and 2025 (in thousands, except percentages):

	Three Months Ended March 31,
	2026	2025	Change	% Change
Expenses
Origination and Servicing	$14,378	$11,675	$2,703	23%
Sales and Marketing	19,019	13,432	5,587	42%
General and Administrative - Research and Development	5,559	4,721	838	18%
General and Administrative - Other	17,618	17,373	245	1%
Change in Fair Value of Convertible Preferred Stock Warrants	(63,949)	(57,226)	(6,723)	12%
Interest Expense on Term Loans	1,982	3,076	(1,094)	(36)%
Other Income, Net	(928)	(790)	(138)	17%
Total Expenses	$(6,321)	$(7,739)	$1,418	18%
The following table reflects full-time employees as of March 31, 2026 and 2025 by functional area:

	March 31, 2026	March 31, 2025
Origination and Servicing	86	94
Sales and Marketing	26	23
General and Administrative - Research and Development	106	106
General and Administrative - Other	168	171
Total Headcount	386	394
Origination and Servicing
Origination and Servicing costs consist primarily of salaries, benefits and stock-based compensation expense related to our capital markets, collections, customer support and payment processing employees and vendor costs associated with facilitating and servicing personal loans and our Credit Card product. The increase for the three months ended March 31, 2026 of $2.7 million, or 23%, as compared to the corresponding period in 2025, is primarily due to a $1.5 million increase in depreciation, reflecting the increased balance of internal-use software during this time. In addition, compensation costs increased $0.6 million, and servicing and origination costs increased $0.4 million, driven by overall growth in our Personal Loan and Credit Card products during this time.

Sales and Marketing
Sales and Marketing costs consist primarily of affiliate marketing, search engine marketing, online and offline campaigns, email marketing, public relations and direct mail marketing, as well as compensation expenses such as wages, benefits and stock-based compensation for the employees who support these activities. For the three months ended March 31, 2026, the increase of $5.6 million, or 42%, from the corresponding period in 2025, is due primarily to an overall increase in marketing and advertising costs, including marketing partnership costs of $3.1 million and direct mail marketing costs of $3.3 million. This is generally in line with the increase in Personal Loan originations and growth in our Credit Card portfolio during this time. These increases were partially offset by a $1.0 million decrease in compensation expense, including one-time severance costs incurred in the prior year.
General and Administrative – Research and Development
General and Administrative – Research and Development costs consist primarily of salaries, benefits and stock-based compensation expense related to our engineering and product development employees, as well as related vendor costs. The increase in General and Administrative – Research and Development for the three months ended March 31, 2026, of $0.8 million, or 18%, from the corresponding period in the prior year is primarily due to a $0.6 million increase in compensation costs, including the reinstatement of 401(k) employer contributions at the start of 2026. Additionally, there was a $0.1 million year-over-year decrease in capitalized internal-use software and web development costs (increasing the expense). Specifically, these capitalized costs were $3.6 million and $3.7 million for the three months ended March 31, 2026 and 2025, respectively.
General and Administrative – Other
General and Administrative – Other expenses consist primarily of salaries, benefits and stock-based compensation expense related to our accounting, finance, risk, legal, compliance, human resources and facilities employees; professional fees related to legal and accounting services; and facilities expenses. The increase in General and Administrative – Other expenses for the three months ended March 31, 2026 of $0.2 million, or 1%, from the corresponding period in the prior year is primarily due to a $0.2 million increase in cloud computing costs during this time, primarily to support the growth in our operations.
Change in Fair Value of Convertible Preferred Stock Warrants
Change in Fair Value of Convertible Preferred Stock Warrants were gains of $63.9 million and $57.2 million for the three months ended March 31, 2026 and 2025, respectively, due to decreases in the fair value of the underlying Convertible Preferred Stock for those periods.
As disclosed in Note 13, Convertible Preferred Stock, Convertible Preferred Stock Warrant Liability and Common Stock, of the accompanying condensed consolidated financial statements, on March 19, 2026, one warrant holder exercised 41,833,904 shares of Series F warrants for total proceeds of $0.4 million. At that time, the estimated fair value of these warrants of $42.3 million was reclassified from Convertible Preferred Stock Warrant Liability to Convertible Preferred Stock on our consolidated balance sheet. Subsequently, on March 31, 2026, another warrant holder exercised 35,544,141 shares of Series E-1 warrants for total proceeds of $0.4 million, and the estimated fair value of these warrants of $38.7 million was reclassified from Convertible Preferred Stock Warrant Liability to Convertible Preferred Stock on our consolidated balance sheet.

Interest Expense on Term Loan
We entered into a $75.0 million Term Loan with a third party lender in November 2022. In November 2025, we entered into a new $75.0 million Term Loan with a different third-party lender, and simultaneously repaid the outstanding principal and interest balance of approximately $68.4 million on the old Term Loan. Refer to Note 11, Debt, of the accompanying condensed consolidated financial statements for further information on our Term Loans. We incurred interest costs of $2.0 million under the new Term Loan for the three months ended March 31, 2026, as compared to $3.1 million under the old Term Loan for the corresponding period in 2025. This decrease is primarily reflective of more favorable interest terms under the new Term Loan, as the interest rate associated with the new Term Loan is four percentage points lower than the old Term Loan. We expect to continue to incur lower interest expense in the future because of this change.
Other Income, Net
Other Income, Net was $0.9 million and $0.8 million for the three months ended March 31, 2026, and 2025, respectively, and primarily consists of interest income on cash and cash equivalents, sublease income and other miscellaneous items. The $0.1 million increase in Other Income, Net, for the three ended March 31, 2026, as compared to the corresponding period in the prior year, was not considered significant.
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
•Interest Expense on Term Loans: We incur interest expense on our Term Loan, which is more fully described in Note 11, Debt, of the accompanying condensed consolidated financial statements. This includes any amortization of original issue discount and deferred issuance costs associated with the Term Loan. Proceeds from the Term Loan are used to fund the operations of the business at our discretion, within certain limitations. This may include, but is not limited to, making investments in our Credit Card product or meeting operational obligations. We exclude the Term Loan interest expense as it is based on our overall financing structure. This differs from Interest Expense on Financial Instruments (part of Total Net Revenues), as the proceeds from those instruments are used exclusively for the purposes of purchasing Personal Loans on our marketplace and Credit Card receivables through the underlying securitization transactions.
The following table presents a reconciliation of Net Income (Loss) to Adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025
Net Income	$64,651	$50,375
Depreciation expense:
Servicing and Origination	4,142	2,679
General and Administration - Other	162	268
Stock-Based Compensation	464	327
Change in the Fair Value of Convertible Preferred Stock Warrants	(63,949)	(57,226)
Impact of interest rates on fair value of loans held in consolidated trusts	55	(726)
Interest Income on Cash and Cash Equivalents	(806)	(668)
Interest Expense on Term Loan	1,982	3,076
Income Tax Expense	38	28
Adjusted EBITDA	$6,739	$(1,867)
The increase in Adjusted EBITDA for the three months ended March 31, 2026 of $8.6 million, as compared to the corresponding period in 2025, is primarily reflective of increased net revenues from (i) Change in Fair Value of Financial Instruments, driven largely by growth in the Credit Card portfolio and decreased loss rates, and (ii) Transaction Fees, Net, driven by the increase in Personal Loan originations during this time. These increases were partially offset by (i) increased incentives provided to whole loan investors, including the estimated performance-based payment liability, (ii) decreased interest income generated from securitized Personal Loans and Credit Card receivables and (iii) increased expenses in response to higher Personal Loan originations and growth in the Credit Card portfolio.
Expenses on the condensed consolidated statements of operations include the following amounts of stock-based compensation expense for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Origination and Servicing	$102	$28
Sales and Marketing	16	16
General and Administrative	346	283
Total Stock-Based Compensation Expense	$464	$327
Segment Net Revenues and Adjusted EBITDA
Refer to Note 20, Segments, of the accompanying condensed consolidated financial statements for information on our segment reporting, including reconciliations of segment Adjusted EBITDA to Net Income (Loss) Before Income Taxes, as well as details on segment operating expenses.
Effective in the fourth quarter of 2025, we updated our operating and reportable segments to align with strategic business and management reporting changes. This realignment is reflected in the periodic financial reports provided to our Chief Executive Officer, who serves as the chief operating decision maker, for the purposes of evaluating performance, making operating decisions and allocating resources. As a result of these changes, our former Home Equity segment was eliminated and the related products and services are now combined with the Personal Loan segment, which includes both Personal Loan products and services, as well as general corporate expenses. We now have two reportable and operating segments: Personal Loan and Credit Card. Segment information presented for the three months ended March 31, 2025, has been recast to conform to the current reportable segment presentation.
The following table summarizes our segment net revenues and segment Adjusted EBITDA for the periods presented (in thousands, except percentages).

	Three Months Ended March 31,
	2026	2025	Change	% Change
Segment Net Revenues
Personal Loan	$47,359	$40,739	$6,620	16%
Credit Card	11,009	1,925	9,084	472%
Subtotal - Reportable Segments	$58,368	$42,664	$15,704	37%

Segment Adjusted EBITDA
Personal Loan	$6,507	$3,664	$2,843	78%
Credit Card	232	(5,531)	5,763	n/m
Subtotal - Reportable Segments	$6,739	$(1,867)	$8,606	n/m
n/m: not meaningful
Segment Adjusted EBITDA is our primary segment profitability metric, and is calculated as segment revenues less operating expenses that are directly attributable to each individual segment’s products.

Personal Loan
For the three months ended March 31, 2026, Personal Loan segment net revenues increased $6.6 million, or 16%, as compared to the corresponding period in 2025, primarily as a result of (a) a $8.9 million increase in Transaction Fees, Net, due to the impact from higher Personal Loan originations during this time; (b) a $1.8 million increase in net revenues from Change in Fair Value of Financial Instruments related primarily to securitized Borrower Loans, as described above; and (c) a $1.5 million increase in Servicing Fees, Net, due primarily to increased servicing fees collected due to growth in the Personal Loan servicing book. These increases were partially offset by (d) a $3.7 million decrease in net revenues from Loss on Sale of Borrower Loans, due primarily to an increase in incentives provided to our investors year-over-year, including the estimated performance-based payment liability; (e) a $1.4 million decrease in Total Interest Income (Expense), Net, due primarily to the decrease in the average outstanding principal balance of loans held in securitization trusts during this time; and (f) a $0.6 million decrease in Other Revenues, due primarily to reduced credit referral fees generated from our partners.
Adjusted EBITDA associated with the Personal Loan segment increased $2.8 million for the three months ended March 31, 2026, as compared to the corresponding period in 2025. This is primarily reflective of the same factors that drove the increase in net revenues discussed above, excluding the impact of interest rates on the fair value of loans held in consolidated trusts. Changes in the adjustment for this interest rate impact resulted in a $0.8 million increase to Adjusted EBITDA for the three months ended March 31, 2026, relative to the corresponding period in the prior year. This is primarily reflective of the decreased outstanding principal balance of loans held in consolidated trusts, as well as the higher degree of interest rate volatility in 2025. These increases were partially offset by an increase of $4.6 million in segment operating expenses. This increase in segment operating expenses was primarily reflective of increased marketing, outsourced services and cloud computing costs driven by the increase in Personal Loan originations during this time.
Credit Card
For the three months ended March 31, 2026, Credit Card segment net revenues increased $9.1 million as compared to the corresponding period in 2025, primarily as a result of a $10.1 million increase in net revenues from Change in Fair Value of Financial Instruments, related to the Credit Card Derivative, partially offset by the Receivable from Credit Card Partner, as discussed above. Generally, this increase in net revenues from fair value changes is reflective of growth in the non-securitized portion of the Credit Card portfolio, as well as decreased loss rates. In addition, Transaction Fees, Net increased $1.1 million, primarily due to the growth in the Credit Card portfolio, which resulted in additional annual and late fees. These increases were partially offset by a $1.7 million decrease in Total Interest Income (Expense), Net, from the securitized Credit Card receivables underlying the Receivable from Credit Card Partner, as discussed above. Finally, there was a $0.4 million decrease in Servicing Fees, Net, primarily as a result of the increase in the Credit Card servicing obligation due to growth in the Credit Card Portfolio.
Adjusted EBITDA associated with the Credit Card segment increased $5.8 million for the three months ended March 31, 2026, as compared to the corresponding period in 2025, which is primarily reflective of the increase in net revenues discussed above, partially offset by increased segment operating expenses of approximately $3.3 million. This increase in segment operating expenses was largely driven by marketing costs, which was in line with the increase in the underlying Credit Card portfolio during this time.
LIQUIDITY AND CAPITAL RESOURCES
We have incurred operating losses in prior periods and may continue to incur net losses in the future. For the three months ended March 31, 2026 and 2025, we generated net income of $64.7 million and $50.4 million, respectively. This includes the impact from Change in Fair Value of Convertible Preferred Stock Warrants, a non-cash item. Additionally, from our inception through March 31, 2026, we have an accumulated deficit of $615.3 million.
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
The following table summarizes our cash flow activities for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Net Income	$64,651	$50,375

Net Cash Provided by Operating Activities	56,108	66,072
Net Cash (Used in) Provided by Investing Activities	(3,703)	662
Net Cash Used in Financing Activities	(21,857)	(43,035)
Net Increase in Cash, Cash Equivalents and Restricted Cash	30,548	23,699
Cash, Cash Equivalents and Restricted Cash at the beginning of the period	141,118	145,087
Cash, Cash Equivalents and Restricted Cash at the end of the period	$171,666	$168,786
Cash, Cash Equivalents and Restricted Cash increased by $30.5 million for the three months ended March 31, 2026, based on the following components:
Operating Activities: $56.1 million in cash was provided by operating activities, due to (a) $35.3 million in cash provided from working capital, primarily due to the timing of payments to investors and third-party vendors, (b) $14.5 million in net proceeds from Loans Held for Sale, including securitized Borrower Loans that were previously classified as Loans Held for Sale and (c) $6.3 million in net income, net of non-cash items.
Investing Activities: $3.7 million in cash was used in investing activities, due to (a) $35.7 million in purchases of Borrower Loans, at Fair Value, (b) $16.4 million in purchases of Credit Card receivables from our Credit Card Partner that were sold to the PMCC 2024-1 securitization and (c) $5.9 million in purchases of property and equipment, primarily consisting of internal-use software, partially offset by (d) $41.7 million from principal payments and sales of Borrower Loans, at Fair Value, and (e) $12.6 million from principal payments on Credit Card Receivable from Credit Card Partner.
Financing Activities: $21.9 million in cash was used in financing activities, due primarily to (a) $15.0 million in payments on Notes Issued by Securitization Trusts and (b) $7.6 million in payments, net of proceeds on Notes, at Fair Value, partially offset by (c) $0.8 million in proceeds from the exercise of Series E-1 and F Convertible Preferred Stock Warrants, as discussed above.
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

Interpretations and guidance surrounding income tax laws and regulations change over time. As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the condensed consolidated balance sheets and statements of operations.
Off-Balance Sheet Arrangements
As a result of retaining servicing rights on the sale of Borrower Loans, we are an interest holder in certain special purpose entities that purchase these Borrower Loans. None of these special purpose entities are consolidated as we are not the primary beneficiary. Other than these special purpose entities, as of March 31, 2026, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance entities, that were established for the purpose of facilitating off-balance sheet arrangements or other purposes.
CRITICAL ACCOUNTING POLICIES
Certain of Prosper's accounting policies that involve a higher degree of judgment and complexity are discussed in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in Prosper’s Annual Report on Form 10-K for the year ended December 31, 2025. There have been no changes to our critical accounting estimates during the first three months of 2026, other than the following changes to our Valuation of Credit Card Derivative and Credit Card Servicing Obligation estimate.
Effective March 31, 2026 and on a prospective basis, we applied a default rate to the projected cash flows that comprise the Credit Card Derivative and Credit Card servicing obligation based solely on the recent credit performance of our underlying Credit Card portfolio. Previously, the default rate was estimated based on a combination of our recent credit performance, and the credit performance of comparable third-party credit card products. This change was made to better align with how we believe a market participant would estimate the fair value of these cash flows, given there is now more than four years of historical data available for the underlying Credit Card portfolio. The effect of this change in estimate increased the Credit Card Derivative by $5.2 million and increased the Credit Card servicing obligation by $0.7 million as of March 31, 2026. Accordingly, it increased Total Net Revenue and Net Income by $4.5 million for the three months ended March 31, 2026.

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
PFL and PMI are parties to an Administration Agreement, most recently amended on November 14, 2025, in which PMI serves as the corporate administrator, marketplace manager, and loan servicer for Prosper's marketplace lending platform. In exchange for, among other things, managing the platform, assigning risk ratings, and servicing loans, PFL pays PMI a series of structured monthly fees based primarily on personnel costs and loan volume. PMI in turn pays PFL platform licensing fees based primarily on investor incentives, borrower refunds and loan volume. Specifically, the compensation structure is primarily as follows:
•PFL compensates PMI monthly based on the number of Borrower Loans funded and a flat fee of $0.5 million for legal and accounting personnel costs, as well as 59.3% of servicing fees collected each month.
•PMI compensates PFL monthly based on the number of Borrower Loan listings on the platform and a flat licensing fee of $0.3 million, and reimburses PFL for any whole loan investor incentives and performance-based payments, as well as Transaction Fee refunds issued each month.
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
Results of Operations
Overview
The following tables summarize Prosper Funding’s net income (loss) for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Total Net Revenues	$21,477	$16,164	$5,313	33%
Total Expenses	25,445	19,813	5,632	28%
Net Loss	$(3,968)	$(3,649)	$(319)	(9)%
Total net revenues for the three months ended March 31, 2026 increased $5.3 million, or 33%, from the three months ended March 31, 2025, primarily due to a $7.9 million increase in Administrative Fee Revenue – Related Party as a result of (a) an increase in loan listings on the platform (b) the reimbursement of transaction fee refunds issued under the terms the November 2025 Amendment 7 to the Administration Agreement discussed above and (c) an increase in whole loan investor incentive reimbursements. Transaction fee refunds and incentives incurred are recorded in Administration Fee Expense – Related Party (part of Total Expenses) and Loss on Sale of Borrower Loans, respectively, and as a result, the reimbursement for these items generally does not have a direct impact on the net income (loss), though this may be impacted by timing differences. In addition, Servicing Fees, Net, increased $1.3 million, generally related to increased loan servicing fees, net collections fees and debt sale fees, due to the growth in the underlying servicing book and the impact of lowering our estimated market servicing rate in September 2025. These increases were partially offset by a $3.7 million increase in Loss on Sale of Borrower Loans related to the increase in whole loan investor incentives discussed above, generally due to growth in Personal Loan originations during this time, as well as the increase in the investor performance-based payment liability based on updated loss assumptions.

Total expenses for the three months ended March 31, 2026 increased $5.6 million, or 28%, from the corresponding period in 2025, largely due to a $4.9 million increase in Administration Fee Expense – Related Party resulting primarily from an increase in actual and estimated transaction fee refunds due to the increase in Personal Loan originations for this period. As discussed above, under Amendment 7 to the Administration Agreement, transaction fee refunds issued to borrowers are now billed back to PMI through Administration Fee Revenue – Related Party. Administration Fee Expense – Related Party also increased due to an increase in the number of loans funded on the platform during this time. Finally, Servicing and Other expenses increased approximately $0.7 million, primarily due to increased depreciation expense in line with the increase in the balance of internal-use software during this time.
Revenues
The following tables summarize PFL’s revenue for the three months ended March 31, 2026 and 2025 (in thousands, except percentages):

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Revenues:
Operating Revenues:
Administration Fee Revenue – Related Party	$29,792	$21,878	$7,914	36%
Servicing Fees, Net	8,976	7,678	1,298	17%
Loss on Sale of Borrower Loans	(17,275)	(13,576)	(3,699)	(27)%
Other Revenues	62	78	(16)	(21)%
Total Operating Revenues	21,555	16,058	5,497	34%
Interest Income on Borrower Loans	9,141	11,307	(2,166)	(19)%
Interest Expense on Notes	(8,535)	(10,555)	2,020	19%
Net Interest Income	606	752	(146)	(19)%
Change in Fair Value of Financial Instruments, Net	(684)	(646)	(38)	(6)%
Total Net Revenues	$21,477	$16,164	$5,313	33%
Administration Fee Revenue – Related Party
We primarily generate revenues through license fees we earn under our Administration Agreement with PMI. The Administration Agreement contains a license we grant to PMI that entitles PMI to use the marketplace for, and in relation to: (i) PMI’s performance of its duties and obligations under the Administration Agreement, and (ii) PMI’s performance of its duties and obligations to WebBank under the Loan Account Program Agreement. The Administration Agreement requires PMI to pay us a monthly license fee that is partially based on the number of personal loan listings posted on the marketplace in that month, as well as a fee based on incentives provided to investors to incentivize the purchase of Personal Loans from PFL. As discussed above, as a result of Amendment 7 to the Administration Agreement starting in November 2025, we are also reimbursed by PMI for whole loan investor performance-based payments and transaction fee refunds issued each month. The increase in Administrative Fee Revenue – Related Party of $7.9 million for the three months ended March 31, 2026, as compared to the corresponding period in 2025, was primarily due to increased reimbursements received from PMI for transaction fee refunds issued, which resulted in an increase of $5.1 million. There was also a $1.6 million increase related to reimbursed whole loan investor incentives, and a $1.1 million increase from higher Personal Loan listings posted on the marketplace year-over-year, consistent with the increase in Personal Loan originations during this time.

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
The increase in Servicing Fees, Net of $1.3 million for the three months ended March 31, 2026, as compared to the corresponding period in 2025, was largely due to a $0.8 million increase in servicing fees collected and amortization of the Servicing Asset, which is generally in line with the increases in Personal Loan originations and the underlying servicing book during this time. It is also reflective of the impact of lowering the estimated market servicing rate used to value the Servicing Asset from 63.3 basis points to 59.3 basis points in September 2025. Personal Loan servicing fees may increase or decrease net revenues depending on various factors, including timing and the valuation of the underlying Servicing Asset, but are generally reflective of additional servicing fees collected, offset by the continued seasoning of the underlying servicing book. In addition, net collections and debt sale fees contributed a combined $0.5 million increase to Servicing Fees, Net, due to growth in our Personal Loan servicing book, and our enhanced collections and recovery efforts.
Loss on Sale of Borrower Loans
Loss on Sale of Borrower Loans consists primarily of incentives provided to investors at the time Personal Loans are sold through the Whole Loan Channel, net of any gains recognized on those sales, primarily due to the recognition of additional Servicing Assets. Since 2022, due to market volatility and incentives offered by competitors, we started providing additional incentives to our whole loan investors. We also record changes in the estimated investor performance-based payment liability in Loss on Sale of Borrower Loans. For the three months ended March 31, 2026, the increase in Loss on Sale of Borrower Loans of $3.7 million was primarily due to these incentives and changes in the performance-based payment liability, which accounted for $1.8 million and $3.4 million, respectively, of the total year-over-year increase. As discussed above, PFL is reimbursed for the incentives and, effective with Amendment 7 to the Administration Agreement in November 2025, any performance-based payments by PMI through the Administration Fee Revenue – Related Party account. Excluding the impact of these incentives and the performance-based payment liability, the remaining change in Loss on Sale of Borrower Loans for the three months ended March 31, 2026 as compared to the same period in 2025, was an increased gain of $1.5 million, primarily due to the recognition of additional Servicing Assets upon the sale of Personal Loans through the Whole Loan Channel, as well as a decrease in the market servicing rate used to value the Servicing Assets from 63.3 bps to 59.3 basis points in September 2025.
Other Revenues
Other Revenues have historically consisted primarily of miscellaneous fees, including incentive fees earned from partner companies through our incentive programs, or securitization fees earned from sponsoring or facilitating securitization transactions with loans from our marketplace. We also record changes to the reserve for the repurchase of Personal Loans in Other Revenues. The decrease in Other Revenues for the three months ended March 31, 2026, as compared to the corresponding period in 2025, was not considered significant.
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
Overall, the $0.1 million decrease in Net Interest Income for the three months ended March 31, 2026, as compared to the corresponding period in 2025, is reflective of the decrease in the outstanding principal balance of Borrower Loans and Notes from the prior year.
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
The following table summarizes the fair value adjustments for the three month periods ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Borrower Loans	$(6,409)	$(5,171)
Notes	5,725	4,525
Total	$(684)	$(646)
The increase in the loss recognized from Change in Fair Value of Financial Instruments, Net for the three months ended March 31, 2026, as compared to the corresponding period in 2025, was primarily due to changes in the timing of borrower payments received close to quarter-end, and the application of those payments against the related Notes. Other fair value changes were generally not material, which is consistent with the borrower payment-dependent structure described above.
Expenses
The following table summarizes our expenses for the three month periods ended March 31, 2026 and 2025 (in thousands, except percentages):

	Three Months Ended March 31,
	2026	2025	Change	% Change
Expenses:
Administration Fee – Related Party	$22,740	$17,808	$4,932	28%
Servicing and Other, Net	2,705	2,005	700	35%
Total Expenses	$25,445	$19,813	$5,632	28%
Administration Fee Expense – Related Party
Pursuant to our Administration Agreement with PMI, PMI manages the marketplace on our behalf. Accordingly, each month we are required to pay PMI (a) a corporate administration fee of $500,000 per month, (b) a fee for each Borrower Loan originated through the marketplace, (c) 59.3% of all Servicing Fees collected by us or on our behalf (was 62.5% prior to executing Amendment 7 to the Administration agreement in November 2025) and (d) all nonsufficient funds fees collected by us or on our behalf. In general, the Administrative Fee Expense – Related Party will not fluctuate directly in line with the Administrative Fee Revenue – Related Party due to both the flat corporate administrative fee, as well as the fact that we pay fees for three different services, but receive a fee that fluctuates based on the number of Personal Loans listed on the platform, as well as the levels of transaction fee refunds, incentive and performance-based payments made to whole loan investors each month. We also include WebBank transaction costs, loan trailing fees and refund liabilities for transaction fees above 5% in Administration Fee Expense – Related Party.
The increase in Administration Fee Expense – Related Party of $4.9 million, or 28%, for the three months ended March 31, 2026, as compared to the same period in the prior year, was primarily due to a $2.9 million increase in changes in actual and estimated refunds for transactions fees above 5% of Borrower Loan principal, as the total of refundable transaction fees continues to increase due to growth in Personal Loan origination volume. As discussed above, actual transaction fee refunds issued are reimbursed by PMI through Administrative Fee Revenue – Related Party account following the execution of Amendment 7 to the Administration Agreement in November 2025. There was also a $1.4 million increase in Administration Fee Expense – Related Party due primarily to a year-over-year increase in loans funded on the platform, and a $0.4 million combined increase in WebBank transaction costs and net loan trailing fees due to the increase in Personal Loan originations discussed above.
Servicing and Other, Net
Servicing costs consist primarily of vendor and borrower costs, as well as depreciation of internal-use software associated with servicing Borrower Loans. Other items consist primarily of interest income earned on cash invested on our platform, as well as bank service charges and professional fees. The increase in Servicing and Other, Net of $0.7 million, or 35%, for the three months ended March 31, 2026, as compared to the corresponding period in 2025, was primarily due to a $0.6 million increase in depreciation due to growth in internal-use software during this time.

LIQUIDITY AND CAPITAL RESOURCES
We anticipate that our available funds and cash flows from operations, including reimbursements from PMI under the Administration Agreement, will be sufficient to meet our operational cash needs for at least the next 12 months.
The following table summarizes our cash flow activities for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Net Loss	$(3,968)	$(3,649)

Net Cash Provided by Operating Activities	48,371	23,768
Net Cash (Used in) Provided by Investing Activities	(5,664)	2,383
Net Cash Used in Financing Activities	(7,597)	(5,725)
Net Increase in Cash, Cash Equivalents and Restricted Cash	35,110	20,426
Cash, Cash Equivalents and Restricted Cash at the beginning of the period	81,897	96,740
Cash, Cash Equivalents and Restricted Cash at the end of the period	$117,007	$117,166
Cash, Cash Equivalents and Restricted Cash increased $35.1 million for the three months ended March 31, 2026, based on the following components:
Operating Activities: $48.4 million was provided by operating activities, driven by cash provided by working capital of $50.0 million, primarily due to the timing of payments to PMI and investors, partially offset by net loss, net of non-cash adjustments of $1.6 million.
Investing Activities: $5.7 million was provided by investing activities, due to $41.7 million from principal payments and sales of Borrower Loans, at Fair Value, partially offset by $35.7 million in purchases of Borrower Loans, at Fair Value, and $11.6 million in purchases of property and equipment.
Financing Activities: $7.6 million was used in financing activities, due to $41.9 million in payments for Notes, at Fair Value, partially offset by $34.3 million in proceeds from the issuance of Notes, at Fair Value.
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
Investing Activities: $2.4 million was provided by investing activities, due to $47.8 million from principal payments and sales of Borrower Loans, at Fair Value, partially offset by $42.9 million in purchases of Borrower Loans, at Fair Value, and $2.5 million in purchases of property and equipment.
Financing Activities: $5.7 million was used in financing activities, due to $47.9 million in payments for Notes, at Fair Value, partially offset by $42.1 million in proceeds from the issuance of Notes, at Fair Value.
Income Taxes
We incurred no income tax expense for the three months ended March 31, 2026 and 2025. We are a US disregarded entity for income tax purposes and our income and loss is included in the return of our parent, PMI. Given PMI’s history of taxable losses, it is difficult to accurately forecast how PMI’s and our results will be affected by the realization and use of net operating loss carry forwards.
Off-Balance Sheet Arrangements
As a result of retaining servicing rights on the sale of Borrower Loans, we are a variable interest holder in certain special purposes entities that purchase these Borrower Loans. None of these special interest entities are consolidated as we are not the primary beneficiary. Otherwise, we have not engaged in any off-balance sheet financing activities for the three months ended March 31, 2026.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND INTEREST RATE RISK
PROSPER MARKETPLACE, INC.
Market Risk
Market risk is the risk of loss to future earnings, values, or future cash flows that may result from changes in financial market prices and interest rates.
Through our securitization trusts (formed in September 2023 and March 2024) we hold Borrower Loans. Changes in U.S. interest rates affect the market value of these Borrower Loans on our balance sheet. Our future investment income may fall short of expectations, or we may suffer a loss in principal if we are forced to sell Borrower Loans that have declined in market value due to changes in interest rates, loss assumptions or overall market conditions. Interest rate increases may increase the risks of our investments in Borrower Loans through our securitization trusts, and additional fluctuations in interest rates may exacerbate such risks. Changes in the market value of Borrower Loans are recorded on the consolidated statements of operations. The fair value of Borrower Loans held in consolidated securitization trusts was $48.3 million as of March 31, 2026.
The fair values of Borrower Loans and Notes are determined using discounted cash flow methodologies based upon a set of valuation assumptions such as default rate, prepayment rate and discount rate. Default rate, prepayment rate and discount rate may change due to expected loan performance or changes in the expected returns of similar financial instruments available in the market. We are exposed to the risk of a decrease in the fair value of loans held in securitization trusts. For Borrower Loans and Notes presented on our Balance Sheet on behalf of our Note Channel investors, the fair value adjustments for Borrower Loans are largely offset by the fair value adjustments of the Notes due to the borrower payment dependent design of the Notes and due to the total principal balances of the Borrower Loans being very close to the total principal balances of the Notes.
We had cash and cash equivalents of $46.2 million and $46.8 million as of March 31, 2026, and December 31, 2025, respectively. These amounts were held in various unrestricted deposits with highly rated financial institutions and short-term, highly liquid marketable securities which may include money market funds, U.S. Treasury securities, and U.S. agency securities. Cash and Cash Equivalents are held for working capital purposes. Due to their short-term nature, we believe that we do not have any material exposure to changes in the fair value of these liquid investments as a result of changes in interest rates. Decreases in short-term interest rates will moderately reduce interest income on these Cash and Cash Equivalents. Increases in short-term interest rates will moderately increase the interest income earned on the Cash and Cash Equivalents.
Interest Rate Sensitivity
As more fully described in Note 8, Fair Value of Assets and Liabilities, of Prosper's condensed consolidated financial statements attached to this Quarterly Report on Form 10-Q, the fair value of Borrower Loans is $281.1 million as of March 31, 2026, determined using a weighted-average discount rate of 8.95%. The fair value of Borrower Loans was $309.7 million as of December 31, 2025, determined using a weighted-average discount rate of 8.53%. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $2.5 million and $2.7 million in the fair value of PMI’s investment in Borrower Loans as of March 31, 2026, and December 31, 2025, respectively. A hypothetical 100 basis point decrease in interest rates would result in an increase of $2.5 million and $2.8 million in the fair value of our investment in Borrower Loans as of March 31, 2026, and December 31, 2025, respectively. Any realized or unrealized gains or losses resulting from such interest rate change would be recorded in our statement of operations so long as we hold these Borrower Loans on our balance sheet.
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
Prosper Funding had Cash and Cash Equivalents of $5.5 million and $2.9 million as of March 31, 2026 and December 31, 2025, respectively. These amounts were held in various unrestricted deposits with highly rated financial institutions and short term, highly liquid marketable securities which may include money market funds, U.S. treasury securities and U.S. agency securities. Cash and cash equivalents are held for working capital purposes. Due to their short-term nature, Prosper Funding believes that it does not have any material exposure to changes in the fair value of these liquid investments as a result of changes in interest rates. Decreases in short-term interest rates will moderately reduce interest income on these cash and cash equivalents, while increases in short-term interest rates will moderately increase the interest income earned on these cash and cash equivalent balances.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Registrants’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are designed to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the SEC, and that such information is accumulated and communicated to management, including to each Registrant’s Principal Executive Officer (PEO) and Principal Financial Officer (PFO), to allow timely decisions regarding required disclosures. The management of each Registrant, with the participation of such Registrant’s PEO and PFO, has evaluated the effectiveness of such Registrant’s disclosure controls and procedures as of March 31, 2026. Based on this evaluation, each Registrant’s PEO and PFO have concluded that these disclosure controls and procedures were effective as of March 31, 2026.
Changes in Internal Control Over Financial Reporting
There were no changes in either Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, either Registrant’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
This Item should be read in conjunction with the disclosures contained in Part I, Item 3, “Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2025.
Item 1A. Risk Factors
You should carefully consider all information in this Quarterly Report on Form 10-Q, including the condensed consolidated financial statements and related notes, and the risks described in Part I, Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2025.
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
PMI – On March 19, 2026, one warrant holder exercised 41,833,904 shares of Series F warrants for total proceeds of $0.4 million. The estimated fair value of these warrants as of the date of exercise, totaling $42.3 million, was reclassified from Convertible Preferred Stock Warrant Liability to Convertible Preferred Stock. On March 31, 2026, another warrant holder exercised all of the outstanding 35,544,141 shares of Series E-1 warrants at the exercise price of $0.01 per share for total proceeds of $0.4 million. The estimated fair value of these warrants as of the date of the exercise was approximately $38.7 million, which was reclassified from Convertible Preferred Stock Warrant Liability to Convertible Preferred Stock.
PMI previously issued the Series E-1 Preferred Stock and Series F Convertible Preferred Stock in reliance on the exemption from the registration requirements set forth in Section 4(a)(2) of the Securities Act relative to sales by an issuer not involving any public offering.
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
EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PMI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 (1)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PMI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 (1)

31.3	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PFL’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 (1)

31.4	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PFL’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 (1)

32.1
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to PMI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 (1)

32.2
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to PFL’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 (1)

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

PROSPER MARKETPLACE, INC.
PROSPER FUNDING LLC

May 14, 2026	/s/ David Kimball
David Kimball
Chief Executive Officer of Prosper Marketplace, Inc.
Chief Executive Officer of Prosper Funding LLC
(Principal Executive Officer)

May 14, 2026	/s/ Usama Ashraf
Usama Ashraf
President and Chief Financial Officer of Prosper Marketplace, Inc.
President, Chief Financial Officer and Treasurer of Prosper Funding LLC
(Principal Financial Officer)