Form 10-Q
period 2026-06-30
PROSPER MARKETPLACE, INC; Prosper Funding LLC
filed 2026-08-13
CIK 1416265, 1542574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

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
As of August 11, 2026, there were 79,935,949 shares of Prosper Marketplace, Inc. common stock outstanding. Prosper Funding LLC does not have any common stock outstanding.
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

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Prosper Marketplace, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except for share and per share amounts)

	June 30, 2026	December 31, 2025
Assets:
Cash and Cash Equivalents	$55,064	$46,755
Restricted Cash (1)	160,323	94,363
Accounts Receivable	12,994	11,947
Prepaid and Other Assets (1)	36,375	30,263
Borrower Loans, at Fair Value	258,205	309,737
Receivable from Credit Card Partner, at Fair Value (1)	99,328	99,865
Property and Equipment, Net	44,416	45,097
Credit Card Derivative	56,027	48,290
Servicing Assets	19,659	17,402
Goodwill	36,368	36,368
Total Assets	$778,759	$740,087
Liabilities, Convertible Preferred Stock and Stockholders' Deficit:
Accounts Payable and Accrued Liabilities	$76,921	$73,692
Payable to Investors	148,189	77,604
Notes, at Fair Value	221,070	243,900
Notes Issued by Securitization Trust (1)	122,518	149,902
Term Loan	74,778	74,759
Other Liabilities	34,264	34,778
Convertible Preferred Stock Warrant Liability	696	230,060
Total Liabilities	$678,436	$884,695
Commitments and Contingencies (Note 17)
Convertible Preferred Stock – $0.01 par value; 444,760,848 shares authorized as of June 30, 2026 and December 31, 2025; 421,983,987 issued and outstanding as of June 30, 2026, and 261,227,694 issued and outstanding as of December 31, 2025. Aggregate liquidation preference of $549,861 as of June 30, 2026 and $414,019 as of December 31, 2025.	$569,371	$396,556
Less: Convertible Preferred Stock Held by Consolidated VIE (Note 13), 51,361,475 shares issued and outstanding as of June 30, 2026, and 51,247,915 shares issued and outstanding as of December 31, 2025	(2,450)	(2,381)
Stockholders' Deficit:
Common Stock – $0.01 par value; 625,000,000 shares authorized; 80,871,884 shares issued and 79,935,949 shares outstanding, as of June 30, 2026; 79,138,710 shares issued and 78,202,775 shares outstanding, as of December 31, 2025	323	307
Additional Paid-In Capital	165,023	164,240
Less: Treasury Stock	(23,417)	(23,417)
Accumulated Deficit	(608,527)	(679,913)
Total Stockholders' Deficit	$(466,598)	$(538,783)
Total Liabilities, Convertible Preferred Stock and Stockholders' Deficit	$778,759	$740,087
(1) Includes amounts in consolidated variable interest entities (“VIEs”) presented separately in the table below.`

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

	June 30, 2026	December 31, 2025
Assets of consolidated VIEs, included in total assets above:
Restricted Cash	$9,280	$11,892
Accounts Receivable	1,255	1,376
Borrower Loans, at Fair Value	35,439	64,400
Receivable from Credit Card Partner, at Fair Value	99,328	99,865
Total assets of consolidated VIEs	$145,302	$177,533
Liabilities of consolidated VIEs, included in total liabilities above:
Notes Issued by Securitization Trust	$122,518	$149,902
Other Liabilities	1,900	2,163
Total liabilities of consolidated VIEs	$124,418	$152,065
The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Marketplace, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except for share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Operating Revenues:
Transaction Fees, Net	$71,054	$61,252	$133,143	$113,330
Servicing Fees, Net	7,816	7,385	16,297	14,742
Loss on Sale of Borrower Loans	(13,684)	(15,671)	(30,959)	(29,247)
Other Revenues	1,810	2,807	3,465	4,996
Total Operating Revenues	66,996	55,773	121,946	103,821
Interest Income (Expense):
Interest Income on Financial Instruments	15,719	21,066	31,968	44,367
Interest Expense on Financial Instruments	(11,779)	(15,432)	(24,145)	(31,761)
Total Interest Income, Net	3,940	5,634	7,823	12,606
Change in Fair Value of Financial Instruments	422	(9,757)	(43)	(22,113)
Total Net Revenue	71,358	51,650	129,726	94,314
Expenses:
Origination and Servicing	13,472	11,967	27,850	23,642
Sales and Marketing	21,262	14,517	40,281	27,949
General and Administrative	22,954	21,386	46,131	43,480
Change in Fair Value of Convertible Preferred Stock Warrants	5,941	59,359	(58,008)	2,133
Interest Expense on Term Loan	1,995	2,979	3,977	6,055
Other Income, Net	(947)	(859)	(1,875)	(1,649)
Total Expenses	64,677	109,349	58,356	101,610
Net Income (Loss) Before Taxes	6,681	(57,699)	71,370	(7,296)
Income Tax Expense	(300)	(28)	(338)	(56)
Net Income (Loss)	$6,381	$(57,727)	$71,032	$(7,352)
Plus: Return on Share Purchase and Forfeiture	355	—	355	—
Less: Net Income Allocated to Participating Securities	(5,356)	—	(54,653)	—
Net Income (Loss) Attributable to Common Stockholders	$1,380	$(57,727)	$16,734	$(7,352)
Net Income (Loss) Per Share – Basic	$0.02	$(0.74)	$0.21	$(0.09)
Net Income (Loss) Per Share – Diluted	$0.01	$(0.74)	$0.07	$(0.09)
Weighted Average Shares – Basic	78,924,011	77,698,227	78,589,166	77,603,124
Weighted Average Shares – Diluted	185,183,626	77,698,227	237,292,019	77,603,124
The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Marketplace, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit (Unaudited)
(in thousands, except for share amounts)

	Convertible Preferred Stock		Convertible Preferred Stock Held by Consolidated VIE		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2026	261,227,694	396,556	(51,247,915)	(2,381)	83,380,010	307	(5,177,235)	(23,417)	164,240	(679,913)	(538,783)
Exercise of vested stock options	—	—	—	—	1,229,353	11	—	—	22	—	33
Exercise of Series E-1 and F convertible preferred stock warrants (Note 13)	161,045,853	172,967	—	—	—	—	—	—	—	—	—
Cashless exercise of common stock warrants (Note 13)	—	—	—	—	503,821	5	—	—	(5)	—	—
Purchase of Convertible Preferred Stock and Common Stock by consolidated VIE Prosper Grantor Trust (Note 13)	—	—	(113,560)	(69)	(244,130)	—	—	—	(133)	202	69
Return of Convertible Preferred Stock from investor (Note 13)	(289,560)	(152)	—	—	—	—	—	—	—	152	152
Stock-based compensation expense	—	—	—	—	—	—	—	—	899	—	899
Net income	—	—	—	—	—	—	—	—	—	71,032	71,032
Balance as of June 30, 2026	421,983,987	569,371	(51,361,475)	(2,450)	84,869,054	323	(5,177,235)	(23,417)	165,023	(608,527)	(466,598)

	Convertible Preferred Stock		Convertible Preferred Stock Held by Consolidated VIE		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2025	209,613,570	322,748	(51,247,915)	(2,381)	82,642,684	300	(5,177,235)	(23,417)	162,643	(644,211)	(504,685)
Exercise of vested stock options	—	—	—	—	318,106	3	—	—	14	—	17
Stock-based compensation expense	—	—	—	—	—	—	—	—	846	—	846
Net loss	—	—	—	—	—	—	—	—	—	(7,352)	(7,352)
Balance as of June 30, 2025	209,613,570	322,748	(51,247,915)	(2,381)	82,960,790	303	(5,177,235)	(23,417)	163,503	(651,563)	(511,174)
The accompanying notes are an integral part of these consolidated financial statements.

	Convertible Preferred Stock		Convertible Preferred Stock Held by Consolidated VIE		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2026	261,227,694	396,556	(51,247,915)	(2,381)	83,380,010	307	(5,177,235)	(23,417)	164,240	(679,913)	(538,783)
Exercise of vested stock options	—	—	—	—	96,580	—	—	—	2	—	2
Exercise of Series E-1 and F convertible preferred stock warrants (Note 13)	77,378,045	81,770	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	521	—	521
Net income	—	—	—	—	—	—	—	—	—	64,651	64,651
Balance as of March 31, 2026	338,605,739	478,326	(51,247,915)	(2,381)	83,476,590	307	(5,177,235)	(23,417)	164,763	(615,262)	(473,609)
Exercise of vested stock options	—	—	—	—	1,132,773	11	—	—	20	—	31
Exercise of Series F convertible preferred stock warrants (Note 13)	83,667,808	91,197	—	—	—	—	—	—	—	—	—
Cashless exercise of common stock warrants (Note 13)	—	—	—	—	503,821	5	—	—	(5)	—	—
Purchase of Convertible Preferred Stock and Common Stock by consolidated VIE Prosper Grantor Trust (Note 13)	—	—	(113,560)	(69)	(244,130)	—	—	—	(133)	202	69
Return of Convertible Preferred Stock from investor (Note 13)	(289,560)	(152)	—	—	—	—	—	—	—	152	152
Stock-based compensation expense	—	—	—	—	—	—	—	—	378	—	378
Net income	—	—	—	—	—	—	—	—	—	6,381	6,381
Balance as of June 30, 2026	421,983,987	569,371	(51,361,475)	(2,450)	84,869,054	323	(5,177,235)	(23,417)	165,023	(608,527)	(466,598)

	Convertible Preferred Stock		Convertible Preferred Stock Held by Consolidated VIE		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2025	209,613,570	322,748	(51,247,915)	(2,381)	82,642,684	300	(5,177,235)	(23,417)	162,643	(644,211)	(504,685)
Exercise of vested stock options	—	—	—	—	127,206	1	—	—	6	—	7
Exercise of Series E-1 and F convertible preferred stock warrants (Note 13)	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	416	—	416
Net income	—	—	—	—	—	—	—	—	—	50,375	50,375
Balance as of March 31, 2025	209,613,570	322,748	(51,247,915)	(2,381)	82,769,890	301	(5,177,235)	(23,417)	163,065	(593,836)	(453,887)
Exercise of vested stock options	—	—	—	—	190,900	2	—	—	8	—	10
Exercise of Series E-1 and F convertible preferred stock warrants (Note 13)	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	430	—	430
Net loss	—	—	—	—	—	—	—	—	—	(57,727)	(57,727)
Balance as of June 30, 2025	209,613,570	322,748	(51,247,915)	(2,381)	82,960,790	303	(5,177,235)	(23,417)	163,503	(651,563)	(511,174)

Prosper Marketplace, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from Operating Activities:
Net Income (Loss)	$71,032	$(7,352)
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Change in Fair Value of Financial Instruments	43	22,113
Depreciation and Amortization	7,854	5,964
Amortization of Operating Lease Right-of-use Asset	1,214	1,020
Gain on Sale of Borrower Loans	(9,006)	(6,185)
Change in Fair Value of Servicing Rights	7,473	4,483
Stock-Based Compensation Expense	795	676
Change in Fair Value of Convertible Preferred Stock Warrants	(58,008)	2,133
Amortization of Debt Discount and Debt Issuance Costs	893	1,612
Other, Net	431	372
Changes in Operating Assets and Liabilities:
Purchase of Loans Held for Sale, at Fair Value	(1,467,833)	(1,194,264)
Proceeds from Sales and Principal Payments of Loans Held for Sale, at Fair Value	1,494,287	1,254,924
Accounts Receivable	(1,047)	(2,239)
Prepaid and Other Assets	(6,112)	(813)
Credit Card Derivative	2,785	(7,351)
Accounts Payable and Accrued Liabilities	4,493	10,804
Payable to Investors	70,585	18,810
Other Liabilities	(1,220)	929
Interest payable	(102)	(212)
Net Cash Provided by Operating Activities	118,557	105,424
Cash Flows from Investing Activities:
Purchase of Borrower Loans, at Fair Value	(73,639)	(85,833)
Proceeds from Principal Payments and Sales of Borrower Loans, at Fair Value	84,487	95,670
Purchases of Credit Card Receivables from Credit Card Partner	(33,176)	(39,249)
Principal Payments on Credit Card Receivable from Credit Card Partner	25,738	34,198
Purchases of Property and Equipment	(9,547)	(6,524)
Net Cash Used in Investing Activities	(6,137)	(1,738)
Cash Flows from Financing Activities:
Proceeds from Issuance of Notes, at Fair Value	71,984	84,582
Payments of Notes, at Fair Value	(83,623)	(94,781)
Principal Payments on Notes Issued by Securitization Trusts	(28,156)	(65,915)
Principal Payments on Term Loan	—	(5,000)
Proceeds from Exercises of Stock Options	33	17
Proceeds from Exercises of Series E-1 and Series F Convertible Preferred Stock Warrants (Note 13)	1,611	—
Net Cash Used in Financing Activities	(38,151)	(81,097)
Net Increase in Cash, Cash Equivalents and Restricted Cash	74,269	22,589
Cash, Cash Equivalents and Restricted Cash at Beginning of the Period	141,118	145,087
Cash, Cash Equivalents and Restricted Cash at End of the Period	$215,387	$167,676

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest, Net	$27,757	$37,206

	Six Months Ended June 30,
	2026	2025
Cash Paid for Income Taxes	29	365
Cash Paid for Operating Leases Included in the Measurement of Lease Liabilities	2,313	2,148
Non-Cash Investing Activity - Accrual for Property and Equipment, Net	1,323	4,070

Reconciliation to Amounts on Condensed Consolidated Balance Sheets:
Cash and Cash Equivalents	$55,064	$38,154
Restricted Cash	160,323	129,522
Total Cash, Cash Equivalents and Restricted Cash	$215,387	$167,676
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
PMI did not have any items of other comprehensive income or loss for any of the periods presented in the condensed consolidated financial statements as of and for the six months ended June 30, 2026 and 2025.
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
2. Summary of Significant Accounting Policies
Prosper’s significant accounting policies are included in Note 2, Summary of Significant Accounting Policies, in Prosper’s Annual Report on Form 10-K for the year ended December 31, 2025. There have been no changes to these accounting policies during the first six months of 2026.
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
Prosper has elected the fair value option for Borrower Loans and Notes. Changes in the fair value of Borrower Loans funded through the Note Channel are largely offset by the changes in fair value of Notes due to the borrower payment-dependent design of the Notes. Changes in the fair value of Borrower Loans are recorded through Prosper's earnings and Prosper collects interest on Borrower Loans. Changes in the fair values of Borrower Loans and Notes are included in Change in Fair Value of Financial Instruments on the accompanying consolidated statements of operations. See Note 4, Borrower Loans and Notes, at Fair Value, for further details on the methodologies utilized to value these financial instruments.
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
In accordance with the Credit Card Program Agreement, as amended, new customer accounts are designated as Prosper Allocations and Coastal Allocations on a 95% and 5% basis, respectively. Coastal may adjust the Coastal Allocation percentage between 0% and 5% at its discretion and with advance notice. The maximum outstanding Credit Card principal balance for Prosper Allocations is $375 million. On August 7, 2026, the Company entered into a Fourth Amendment to the Credit Card Program Agreement which, among other things, (i) provides for a rewards card program, which may provide cashback, points, rewards or similar incentive benefits to certain eligible customers; (ii) sets the minimum outstanding Credit Card principal balance of Prosper Allocations to $100 million; and (iii) upon the closing of certain conditions precedent, modifies the maximum outstanding Credit Card principal balances of Prosper Allocations to $275 million. The Credit Card Program Agreement term is scheduled to end on December 31, 2027, but will automatically renew for one-year periods thereafter, unless terminated by either party in accordance with the agreement.
Refer to Note 5, Credit Card, for additional details on revenues and expenses related to the Credit Card product, and to Note 8, Fair Value of Assets and Liabilities, for additional details related to the valuation methodology for the Credit Card Derivative.
Receivable from Credit Card Partner
In November 2024, Prosper closed a securitization transaction, PMCC 2024-1, with Credit Card receivables previously included within the Prosper Allocations on Coastal’s balance sheet. This securitization entity issued notes acquired by third parties, and a residual certificate to PMI, the sole sponsor of the securitization. PMCC 2024-1 is structured as a limited liability company in which PMI is the sole member, but was determined to be a VIE due to its lack of equity at risk. As PMI is considered the primary beneficiary of the VIE, it fully consolidates PMCC 2024-1 and all transactions between the two entities are eliminated. As discussed above, because the transfers of the underlying Credit Card receivables do not meet the requirements for sale accounting treatment under ASC 860, Transfers and Servicing, the Company has recorded a Receivable from Credit Card Partner on the condensed consolidated balance sheets. Notes sold to third-party investors are included in Notes Issued by Securitization Trusts on the accompanying condensed consolidated balance sheets.

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
Transaction Fee Refunds
Prosper assumed WebBank’s obligation under Utah law to refund the pro-rated amount of any Transaction Fees collected in excess of 5% of Borrower Loan principal, in the event the underlying borrower prepaid the loan in full before maturity. Liabilities under this obligation were estimated upon the origination of Borrower Loans, and reassessed each period. They are recorded within Accounts Payable and Accrued Liabilities on the accompanying condensed consolidated balance sheets. The key assumptions used in the estimated refund liability include prepayment rates and default rates derived primarily from historical performance. Changes in the liability are recorded within Transaction Fees, Net on the accompanying consolidated Statements of Operations. Refer to Note 17, Commitments and Contingencies, for details on the amounts recorded under this obligation.
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

Recent Accounting Pronouncements
Accounting Standards Adopted In The Current Period
In April 2025, the FASB issued ASU No. 2025-05, “Financial Instruments—Credit Losses (Topic 326): Practical Expedient for Estimating Expected Credit Losses on Current Receivables,” which provides a practical expedient for measuring expected credit losses on current accounts receivable and contract assets. The expedient allows an entity to assume that current economic conditions will remain unchanged for the remaining life of the asset when developing forecasts. The standard is effective for fiscal years beginning after December 15, 2025. The Company adopted this guidance as of January 1, 2026, and elected this practical expedient for its short-term fee receivables. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.
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
In December 2025, the FASB issued ASU No. 2025-12, “Codification Improvements,” which clarifies, corrects errors in, and makes minor improvements to a variety of Topics in the ASC. Key amendments include clarifications to the calculation of diluted earnings per share during loss periods, explicit permission for certain treasury stock retirement accounting methods, and refinements to disclosure requirements for lease receivables. The amendments are effective for all entities for annual periods beginning after December 15, 2026, and interim periods within those years. Early adoption is permitted on an issue-by-

issue basis. The Company is currently evaluating this ASU, but does not expect the adoption to have a material impact on its condensed consolidated financial statements or related disclosures.
Other recent accounting pronouncements issued by the FASB did not, or are not believed by management to, have a material impact on the Company’s present or future financial statements.
3. Property and Equipment, Net
Property and Equipment consists of the following at the dates presented (in thousands):

	June 30, 2026	December 31, 2025
Internal-use software and website development costs	$81,621	$87,842
Operating lease right-of-use assets	22,690	22,690
Computer equipment	5,373	4,805
Leasehold improvements	7,184	7,183
Office equipment and furniture	3,077	3,067
Assets not yet placed in service	9,654	5,172
Property and equipment	129,599	130,759
Less: Accumulated depreciation and amortization	(85,183)	(85,662)
Total Property and Equipment, Net	$44,416	$45,097
Depreciation and amortization expense for Property and Equipment, Net for the three months ended June 30, 2026 and 2025 was $3.6 million and $3.0 million, respectively. Depreciation and amortization expense for Property and Equipment, Net for the six months ended June 30, 2026 and 2025 was $7.9 million and $6.0 million, respectively. These charges are included in Origination and Servicing and General and Administrative expenses on the condensed consolidated statements of operations. PMI capitalized internal-use software and website development costs in the amount of $4.1 million and $3.9 million for the three months ended June 30, 2026 and 2025, respectively. PMI capitalized internal-use software and website development costs in the amount of $7.8 million and $7.9 million for the six months ended June 30, 2026 and 2025, respectively. Additionally, disclosures around the operating lease right-of-use assets are included in Note 16, Leases.
4. Borrower Loans and Notes, at Fair Value
The aggregate principal balances outstanding and fair values of Borrower Loans and Notes, at Fair Value as of June 30, 2026 and December 31, 2025, are presented in the following table (in thousands):

	Borrower Loans		Notes
	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Aggregate principal balance and interest outstanding	$270,738	$324,505	$233,817	$256,929
Fair value adjustments	(12,533)	(14,768)	(12,747)	(13,029)
Fair value	$258,205	$309,737	$221,070	$243,900
Borrower Loans
As of June 30, 2026, outstanding Borrower Loans had original terms to maturity of 24, 36, 48 or 60 months, had monthly payments with fixed interest rates ranging from 6.30% to 33.00%, and had various original maturity dates through June 2031. As of December 31, 2025, outstanding Borrower Loans had original terms to maturity of 24, 36, 48 or 60 months, had monthly payments with fixed interest rates ranging from 6.00% to 33.00%, and had various original maturity dates through December 2030.
As of June 30, 2026, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $1.9 million and a fair value of $0.3 million. As of December 31, 2025, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $2.9 million and a fair value of $0.6 million. Prosper places loans on non-accrual status when they are over 120 days past due. As of June 30, 2026 and December 31, 2025, Borrower Loans in non-accrual status had a fair value of $0.3 million and $0.4 million, respectively.

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
For the three months ended June 30, 2026 and 2025, the Company recognized $3.3 million of unrealized gains and $0.5 million of unrealized losses, respectively, from estimated fair value changes on the Credit Card Derivative. For the six months ended June 30, 2026 and 2025, the Company recognized $7.7 million of unrealized gains and $2.3 million of unrealized losses, respectively, from estimated fair value changes on the Credit Card Derivative. Changes from settled transactions underlying the Credit Card Derivative were gains of $1.6 million and losses of $3.0 million for the three months ended June 30, 2026 and 2025, respectively, and gains of $2.8 million and losses of $7.8 million for the six months ended June 30, 2026 and 2025, respectively.
Receivable from Credit Card Partner
Fair value gains and losses on the Receivable from Credit Card Partner, which effectively consists of the underlying Credit Card receivables securitized through PMCC 2024-1 (as discussed at Note 7, Securitizations), are also recognized within Change in Fair Value of Financial Instruments. These gains and losses include changes related to estimated future cash flows, as well as actual charge-offs and debt sale recoveries. For the three months ended June 30, 2026, and 2025, the Company recognized fair value losses of $3.8 million and $4.9 million, respectively, related to the Receivable from Credit Card Partner, which primarily consisted of net charge-offs. For the six months ended June 30, 2026, and 2025, the Company recognized fair value losses of $7.9 million and $7.0 million, respectively, related to the Receivable from Credit Card Partner, which primarily consisted of net charge-offs.
As of June 30, 2026 and December 31, 2025, the outstanding principal balance of Credit Card receivables held by PMCC 2024-1 was $89.8 million and $90.1 million, respectively.
Program Fees
The Company records revenue from various fees generated from the Credit Card program and PMCC 2024-1, including interchange fees, annual fees and late fees, net of a portion of the interchange fees that must be remitted to Coastal. These fees are included in Transaction Fees, Net on the accompanying consolidated statements of operations. For the three months ended June 30, 2026 and 2025, these fees totaled $7.4 million and $5.7 million, respectively, and for the six months ended June 30, 2026 and 2025, these fees totaled $14.2 million and $11.5 million, respectively.
Servicing Obligation and Fees
Under the program agreement, Prosper is responsible for servicing the entire underlying Credit Card portfolio. Coastal pays the Company a 1% per annum servicing fee on the daily outstanding principal balance of receivables designated as Coastal Allocations, which is approximately 5% of the portfolio. To the extent these servicing fees do not exceed the market servicing rate a market participant would require to service the entire Credit Card portfolio, the Company records a servicing obligation liability and measures it at fair value through the servicing period. The net balance of this servicing obligation liability is included in Other Liabilities on the accompanying condensed consolidated balance sheets (see Note 10, Other Liabilities). Changes in the fair value of the servicing obligation liability are recorded in Servicing Fees, Net on the accompanying condensed consolidated statements of operations, and totaled a loss of $0.7 million and a gain of $0.5 million for the three months ended June 30, 2026 and 2025, respectively, and a loss of $0.7 million and a gain of $1.0 million for the six months ended June 30, 2026 and 2025, respectively. No servicing asset or obligation is recognized for the Credit Card receivables securitized within PMCC 2024-1, which is a consolidated entity.
6. Servicing Assets
Prosper accounts for Servicing Assets at their estimated fair values with changes in fair values recorded in Servicing Fees, Net on the accompanying condensed consolidated statement of operations. The initial asset or liability is recognized in Gain (Loss) on the Sale of Borrower Loans on the condensed consolidated statements of operations when the Company sells Borrower Loans to unrelated third-party buyers through the Whole Loan Channel and the servicing rights are retained. The Servicing Assets are measured at fair value throughout the servicing period. The Company recognized gains from the initial recognition of Servicing Assets on the sale of Borrower Loans in the amounts of $4.7 million and $3.4 million for the three months ended June 30, 2026 and 2025, respectively, and $9.0 million and $6.2 million for the six months ended June 30, 2026 and 2025, respectively. These amounts are recorded in Loss on Sale of Borrower Loans on the condensed consolidated statements of operations, and are offset primarily by incentives provided to loan buyers at the time of sale.
As of June 30, 2026, Borrower Loans that were sold but for which Prosper retained servicing rights had a total outstanding principal balance of $4.1 billion, original terms to maturity of 24, 36, 48, 60 or 72 months, monthly payments with fixed interest rates ranging from 5.75% to 33.00%, and various original maturity dates through June 2032. As of December 31, 2025, Borrower Loans that were sold but for which Prosper retained servicing rights had a total outstanding principal balance of $3.8 billion, original terms to maturity of either 24, 36, 48 or 60 months, monthly payments with fixed interest rates ranging from 5.75% to 33.00%, and various original maturity dates through December 2030.
Contractually-specified personal loan servicing fees and ancillary fees totaling $11.8 million and $9.4 million for the three months ended June 30, 2026 and 2025, respectively, and $23.3 million and $19.5 million for the six months ended June 30, 2026 and 2025, respectively, are included in the condensed consolidated statements of operations in Servicing Fees, Net.
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
As of June 30, 2026 the outstanding principal and accrued interest of the 2023-1 Notes was $26.1 million, secured by an aggregate outstanding principal balance of $24.0 million of borrower loans included in Borrower Loans, at Fair Value on the condensed consolidated balance sheets, and $4.1 million in cash collections held in collateral and reserve accounts included in Restricted Cash on the condensed consolidated balance sheets. As of December 31, 2025, the outstanding principal and accrued interest of the 2023-1 Notes was $43.3 million, secured by an aggregate outstanding principal balance of $43.1 million of borrower loans included in Borrower Loans, at Fair Value on the condensed consolidated balance sheets, and $5.4 million in cash collections held in collateral and reserve accounts included in Restricted Cash on the condensed consolidated balance sheets.
On July 15, 2026, the Company, in its capacity as servicer, exercised its optional clean-up call rights to terminate PMIT 2023-1 after the outstanding principal balance of Borrower Loans fell below the contractual threshold of 10% of the original outstanding principal balance. In connection with the clean-up call, performing Borrower Loans with an aggregate principal balance of $20.2 million were sold to an unaffiliated third-party investor for proceeds of $20.0 million, while $2.7 million of non-performing loans were retained by the Company’s wholly-owned subsidiary, PFL. The outstanding principal and interest on the Notes of $26.3 million was fully repaid using proceeds from the loan sale, existing restricted cash and a $1.4 million cash contribution from the Company. Following the clean-up call, the PMIT 2023-1 securitization trust was dissolved, and will be deconsolidated from the Company’s financial statements in the third quarter of 2026.

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
As of June 30, 2026, the outstanding principal and accrued interest of the 2024-1 Notes was $14.0 million, secured by an aggregate outstanding principal balance of $13.6 million of borrower loans included in Borrower Loans, at Fair Value on the condensed consolidated balance sheets, and $2.4 million in cash collections held in collateral and reserve accounts included in Restricted Cash on the condensed consolidated balance sheets. As of December 31, 2025, the outstanding principal and accrued interest of the 2024-1 Notes was $25.1 million, secured by an aggregate outstanding principal balance of $25.4 million of borrower loans included in Borrower Loans, at Fair Value on the condensed consolidated balance sheets, and $3.4 million in cash collections held in collateral and reserve accounts included in Restricted Cash on the condensed consolidated balance sheets.

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
The notes under PMCC 2024-1 were issued in four classes: Class A in the amount of $46.3 million, Class B in the amount of $10.7 million, Class C in the amount of $11.1 million and Class D in the amount of $14.8 million (collectively, the “PMCC 2024-1 Notes”). The Class A, Class B, Class C and Class D notes bear interest at fixed rates of 6.15%, 7.15%, 10.05% and 14.64%, respectively. No principal payments will be due on the PMCC 2024-1 Notes for the first two years of the PMCC 2024-1 Transaction, through November 1, 2026, which is referred to as the revolving period. At the end of that two-year period, if the revolving period is not extended the PMCC 2024-1 Transaction enters the amortization period, whereby the PMCC 2024-1 Notes will be repaid in accordance with a waterfall calculation, generally tied to the collections of the associated Credit Card receivables. Interest is payable monthly. These notes are recorded at amortized cost, net of original issue discounts totaling $0.3 million. These discounts, along with debt issuance costs incurred of $2.2 million, are being deferred and amortized into interest expense over the two-year revolving period of the notes using the effective interest method. As of June 30, 2026, the outstanding principal and accrued interest of the PMCC 2024-1 Notes was $83.2 million, secured by a total outstanding balance of Credit Card receivables (inclusive of principal, interest and fees) of $93.8 million, and approximately $0.9 million in cash held in a reserve account and included in Restricted Cash on the condensed consolidated balance sheets. As of December 31, 2025, the outstanding principal and accrued interest of the PMCC 2024-1 Notes was $83.2 million, secured by a total outstanding balance of Credit Card receivables (inclusive of principal, interest and fees) of $94.3 million, and approximately $0.9 million in cash held in a reserve account and included in Restricted Cash on the condensed consolidated balance sheets.
The Company recorded Total Interest Income, Net related to the PMCC 2024-1 Credit Card receivables and Notes Issued by Securitization Trust in the amounts of $3.5 million and $4.2 million for the three months ended June 30, 2026 and 2025, respectively, and $6.8 million and $9.3 million for the six months ended June 30, 2026 and 2025, respectively.
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
The Convertible Preferred Stock Warrant Liability is valued using a Black-Scholes option pricing model. Refer to Note 13 for further details.

The following tables present the fair value hierarchy for assets and liabilities measured at fair value (in thousands):

June 30, 2026	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Borrower Loans, at Fair Value (Notes 4 and 7)	$—	$—	$258,205	$258,205
Receivable from Credit Card Partner, at Fair Value (Notes 5 and 7)	—	—	99,328	99,328
Servicing Assets (Note 6)	—	—	19,659	19,659
Credit Card Derivative (Note 5)	—	—	56,027	56,027
Total Assets	$—	$—	$433,219	$433,219
Liabilities:
Notes, at Fair Value	$—	$—	$221,070	$221,070
Convertible Preferred Stock Warrant Liability	—	—	696	696
Loan Trailing Fee Liability (Note 10)	—	—	3,710	3,710
Credit Card servicing obligation liability (Note 5)	—	—	10,001	10,001
Total Liabilities	$—	$—	$235,477	$235,477

December 31, 2025	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Borrower Loans, at Fair Value (Notes 4 and 7)	$—	$—	$309,737	$309,737
Receivable from Credit Card Partner, at Fair Value (Notes 5 and 7)	—	—	99,865	99,865
Servicing Assets (Note 6)	—	—	17,402	17,402
Credit Card Derivative (Note 5)	—	—	48,290	48,290
Total Assets	$—	$—	$475,294	$475,294
Liabilities:
Notes, at Fair Value (Note 4)	$—	$—	$243,900	$243,900
Convertible Preferred Stock Warrant Liability (Note 13)	—	—	230,060	230,060
Loan Trailing Fee Liability (Note 10)	—	—	3,328	3,328
Credit Card servicing obligation liability (Note 5)	—	—	9,276	9,276
Total Liabilities	$—	$—	$486,564	$486,564
As PMI’s Borrower Loans, Receivable from Credit Card Partner, Credit Card Derivative, Servicing Assets, Notes, Credit Card servicing obligation liability, loan trailing fee liability and Convertible Preferred Stock Warrant Liability do not trade in an active market with readily observable prices, the Company uses significant unobservable inputs to measure the fair value of these assets and liabilities. Financial instruments are categorized in the Level 3 valuation hierarchy based on the significance of unobservable factors in the overall fair value measurement. These fair value estimates may also include observable, actively quoted components derived from external sources. As a result, gains and losses for assets and liabilities within the Level 3 category may include changes in fair value that were attributable to both observable and unobservable inputs. Prosper did not transfer any assets or liabilities in or out of Level 3 for the six months ended June 30, 2026 and 2025.

Significant Unobservable Input Ranges
The following tables present quantitative information about the ranges of significant unobservable inputs used for the Company’s Level 3 fair value measurements at June 30, 2026 and December 31, 2025:

Range
Borrower Loans and Notes:	June 30, 2026	December 31, 2025
Discount rate	5.2% - 16.8%	5.0% - 15.5%
Default rate	2.4% - 13.9%	1.9% - 14.5%
For Borrower Loans and Notes funded through the Note Channel, the Company utilizes the same projected cash flows to estimate the fair values of these financial instruments.

Range
Servicing Assets:	June 30, 2026	December 31, 2025
Discount rate	15.0% - 25.0%	15.0% - 25.0%
Default rate	2.0% - 13.9%	2.0% - 15.0%
Prepayment rate	8.7% - 35.1%	13.3% - 35.6%
Market servicing rate (1) (2)	0.593% - 0.842%	0.593% - 0.842%
(1) Servicing assets associated with loans enrolled in a relief program offered by the Company as of June 30, 2026 and December 31, 2025 were measured using a market servicing rate assumption of 84.2 basis points. This rate was estimated using a multiplier consistent with observable market rates for other loan types, applied to the base market servicing rate assumption.
(2) Excludes collection fees that would be passed on to a hypothetical third-party servicer. As of June 30, 2026 and December 31, 2025, the market rate for collection fees and non-sufficient fund fees was assumed to be 11 basis points and 10 basis points, respectively, for a total market servicing rate range of 70.3 - 95.2 basis points and 69.3 - 94.2 basis points, respectively.

Range
Loan Trailing Fee Liability:	June 30, 2026	December 31, 2025
Discount rate	15.0% - 25.0%	15.0% - 25.0%
Default rate	2.0% - 13.9%	2.0% - 15.0%
Prepayment rate	8.7% - 35.1%	13.3% - 35.6%

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

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets		Liabilities
	Borrower Loans	Loans Held For Sale	Notes	Total
Balance as of January 1, 2026	$309,737	$—	$(243,900)	$65,837
Purchases of Borrower Loans/Issuance of Notes	73,639	1,467,833	(71,984)	1,469,488
Principal repayments	(108,802)	—	83,623	(25,179)
Borrower Loans sold to third parties	(2,139)	(1,467,833)	—	(1,469,972)
Other changes	(799)	—	408	(391)
Changes in fair value	(13,431)	—	10,783	(2,648)
Balance as of June 30, 2026	$258,205	$—	$(221,070)	$37,135

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets		Liabilities
	Borrower Loans	Loans Held for Sale	Notes	Total
Balance as of January 1, 2025	$461,785	$—	$(283,030)	$178,755
Purchases of Borrower Loans/Issuance of Notes	85,833	1,194,264	(84,582)	1,195,515
Principal repayments	(155,053)	—	94,781	(60,272)
Borrower Loans sold to third parties	(1,277)	(1,194,264)	—	(1,195,541)
Other changes	(1,046)	—	337	(709)
Changes in fair value	(13,948)	—	8,493	(5,455)
Balance as of June 30, 2025	$376,294	$—	$(264,001)	$112,293

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets		Liabilities
	Borrower Loans	Loans Held for Sale	Notes	Total
Balance at April 1, 2026	$281,083	$—	$(230,283)	$50,800
Purchase of Borrower Loans/Issuance of Notes	37,913	769,615	(37,638)	769,890
Principal repayments	(53,374)	—	41,680	(11,694)
Borrower Loans sold to third parties	(1,347)	(769,615)	—	(770,962)
Other changes	(363)	—	113	(250)
Change in fair value	(5,707)	—	5,058	(649)
Balance at June 30, 2026	$258,205	$—	$(221,070)	$37,135

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets		Liabilities
	Borrower Loans	Loans Held for Sale	Notes	Total
Balance at April 1, 2025	$415,389	$—	$(272,500)	$142,889
Purchase of Borrower Loans/Issuance of Notes	42,895	661,430	(42,443)	661,882
Principal repayments	(75,217)		46,917	(28,300)
Borrower Loans sold to third parties	(601)	(661,430)	—	(662,031)
Other changes	(558)	—	57	(501)
Change in fair value	(5,614)	—	3,968	(1,646)
Balance at June 30, 2025	$376,294	$—	$(264,001)	$112,293
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

The following table presents additional information about the Level 3 Receivable from Credit Card Partner, measured at fair value on a recurring basis for the three and six month period ending June 30, 2026 (in thousands):

Receivable from Credit Card Partner
Balance as of January 1, 2026	$99,865
Purchases of Credit Card principal receivables	33,176
Principal repayments on Credit Card receivables	(24,963)
Other changes	(833)
Change in fair value	(7,917)
Balance as of June 30, 2026	$99,328

Receivable from Credit Card Partner
Balance as of January 1, 2025	$104,153
Purchases of Credit Card principal receivables	39,248
Principal repayments on Credit Card receivables	(34,198)
Other changes	299
Change in fair value	(7,011)
Balance as of June 30, 2025	$102,491

Receivable from Credit Card Partner
Fair value at April 1, 2026	$99,393
Purchases of Credit Card principal receivables	16,819
Principal repayments on Credit Card receivables	(12,767)
Other changes	(290)
Change in fair value	(3,827)
Fair Value at June 30, 2026	$99,328

Receivable from Credit Card Partner
Fair value at April 1, 2025	$103,201
Purchases of Credit Card principal receivables	18,039
Principal repayments on Credit Card receivables	(13,909)
Other changes	72
Change in fair value	(4,912)
Fair Value at June 30, 2025	$102,491
The following tables present additional information about Level 3 Servicing Assets measured at fair value on a recurring basis for the three and six month periods ending June 30, 2026 and 2025 (in thousands):

Servicing Assets
Balance as of January 1, 2026	$17,402
Additions	9,006
Less: Changes in fair value	(6,749)
Balance as of June 30, 2026	$19,659

Servicing Assets
Balance as of January 1, 2025	$13,718
Additions	6,186
Less: Changes in fair value	(5,466)
Balance as of June 30, 2025	$14,438

Servicing Assets
Fair Value at April 1, 2026	$18,421
Additions	4,743
Less: Changes in fair value	(3,505)
Balance at June 30, 2026	$19,659

Servicing Assets
Balance at April 1, 2025	$13,456
Additions	3,418
Less: Changes in fair value	(2,436)
Balance at June 30, 2025	$14,438
The following tables present additional information about the Level 3 Credit Card Derivative measured at fair value on a recurring basis for the three and six month periods ending June 30, 2026 and 2025 (in thousands):

Credit Card Derivative
Balance as of January 1, 2026	$48,290
Change in fair value	7,737
Balance as of June 30, 2026	$56,027

Credit Card Derivative
Balance as of January 1, 2025	$38,739
Change in fair value	(2,296)
Balance as of June 30, 2025	$36,443

Credit Card Derivative
Fair Value at April 1, 2026	$52,718
Change in fair value	3,309
Balance at June 30, 2026	$56,027

Credit Card Derivative
Fair Value at April 1, 2025	$36,903
Change in fair value	(460)
Balance at June 30, 2025	$36,443
The following tables present additional information about the Level 3 Credit Card servicing obligation liability (a component of Other Liabilities on the condensed consolidated balance sheets) measured at fair value on a recurring basis for the three and six month periods ending June 30, 2026 and 2025 (in thousands):

Credit Card Servicing Obligation Liability
Balance as of January 1, 2026	$9,276
Change in fair value	725
Balance as of June 30, 2026	$10,001

Credit Card Servicing Obligation Liability
Balance as of January 1, 2025	$8,947
Change in fair value	(983)
Balance as of June 30, 2025	$7,964

Credit Card Servicing Obligation Liability
Fair Value at April 1, 2026	$9,276
Change in fair value	725
Balance at June 30, 2026	$10,001

Credit Card Servicing Obligation Liability
Fair Value at April 1, 2025	$8,433
Change in fair value	(469)
Balance at June 30, 2025	$7,964
The following tables present additional information about the Level 3 Convertible Preferred Stock Warrant Liability measured at fair value on a recurring basis for the three and six month periods ending June 30, 2026 and 2025 (in thousands):

Convertible Preferred Stock Warrant Liability
Balance as of January 1, 2026	$230,060
Reclassification to Convertible Preferred Stock upon exercise of Series E-1 and F Warrants (Note 13)	(171,356)
Change in fair value	(58,008)
Balance as of June 30, 2026	$696

Convertible Preferred Stock Warrant Liability
Balance as of January 1, 2025	$261,249
Change in fair value	2,133
Balance as of June 30, 2025	$263,382

Convertible Preferred Stock Warrant Liability
Balance as of April 1, 2026	$85,115
Reclassification to Convertible Preferred Stock upon exercise of Series F Warrants (Note 13)	(90,360)
Change in fair value	5,941
Balance as of June 30, 2026	$696

Convertible Preferred Stock Warrant Liability
Balance as of April 1, 2025	$204,023
Change in fair value	59,359
Balance as of June 30, 2025	$263,382
Loan Trailing Fee
The fair value of the Loan Trailing Fee represents the present value of the expected monthly Loan Trailing Fee payments, which takes into consideration certain assumptions related to expected prepayment rates and default rates using a discounted cash flow model. The assumptions used are the same as those used for the valuation of Servicing Assets, as described below.

The following tables present additional information about the Level 3 Loan Trailing Fee Liability measured at fair value on a recurring basis for the three and six month periods ending June 30, 2026 and 2025 (in thousands):

Loan Trailing Fee Liability
Balance as of January 1, 2026	$3,328
Issuances	1,514
Cash Payment of Loan Trailing Fee	(1,424)
Change in Fair Value	292
Balance as of June 30, 2026	$3,710

Loan Trailing Fee Liability
Balance as of January 1, 2025	$3,004
Issuances	1,172
Cash Payment of Loan Trailing Fee	(1,293)
Change in Fair Value	246
Balance as of June 30, 2025	$3,129

Loan Trailing Fee Liability
Fair Value at April 1, 2026	$3,491
Issuances	806
Cash Payment of Loan Trailing Fee	(715)
Change in Fair Value	128
Fair Value at June 30, 2026	$3,710

Loan Trailing Fee Liability
Fair Value at April 1, 2025	$2,933
Issuances	650
Cash Payment of Loan Trailing Fee	(641)
Change in Fair Value	187
Fair Value at June 30, 2025	$3,129

Significant Recurring Level 3 Fair Value Input Sensitivity
Key economic assumptions and the sensitivity of the fair value to immediate changes in those assumptions at June 30, 2026 and December 31, 2025 for Borrower Loans and Loans Held for Sale are presented in the following table (in thousands, except percentages).

Borrower Loans	June 30, 2026	December 31, 2025
Fair value, using the following assumptions:	$258,205	$309,737
Weighted-average discount rate	9.25%	8.53%
Weighted-average default rate	11.37%	11.79%

Fair value resulting from:
100 basis point increase in discount rate	$255,899	$307,014
200 basis point increase in discount rate	253,648	304,354
Fair value resulting from:
100 basis point decrease in discount rate	$260,567	$312,526
200 basis point decrease in discount rate	262,988	315,384

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$256,134	$307,253
Applying a 1.2 multiplier to default rate	254,061	304,767
Fair value resulting from:
Applying a 0.9 multiplier to default rate	$260,275	$312,219
Applying a 0.8 multiplier to default rate	262,347	314,699
Key economic assumptions and the sensitivity of the fair value to immediate changes in those assumptions at June 30, 2026 and December 31, 2025 for Notes are presented in the following table (in thousands, except percentages).

Notes	June 30, 2026	December 31, 2025
Fair value, using the following assumptions:	$221,070	$243,900
Weighted-average discount rate	9.39%	8.67%
Weighted-average default rate	11.17%	11.48%

Fair value resulting from:
100 basis point increase in discount rate	$219,093	$241,752
200 basis point increase in discount rate	217,163	239,655
Fair value resulting from:
100 basis point decrease in discount rate	$223,093	$246,096
200 basis point decrease in discount rate	225,171	248,352

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$219,297	$241,944
Applying a 1.2 multiplier to default rate	217,523	239,987
Fair value resulting from:
Applying a 0.9 multiplier to default rate	$222,842	$245,853
Applying a 0.8 multiplier to default rate	224,615	247,806

Key economic assumptions and the sensitivity of the fair value to immediate changes in those assumptions at June 30, 2026 and December 31, 2025 for Servicing Assets is presented in the following table (in thousands, except percentages).

Servicing Assets	June 30, 2026	December 31, 2025
Fair value, using the following assumptions	$19,659	$17,402
Weighted-average market servicing rate	0.598%	0.598%
Weighted-average prepayment rate	21.68%	21.65%
Weighted-average default rate	11.16%	11.84%

Fair value resulting from:
Market servicing rate increase of 0.025%	$18,534	$16,398
Market servicing rate decrease of 0.025%	20,784	18,405

Fair value resulting from:
Applying a 1.1 multiplier to prepayment rate	$19,352	$16,949
Applying a 0.9 multiplier to prepayment rate	19,967	17,863

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$19,136	$17,114
Applying a 0.9 multiplier to default rate	20,195	17,689
Key economic assumptions and the sensitivity of the fair value to immediate changes in those assumptions at June 30, 2026 and December 31, 2025 for Receivable from Credit Card Partner is presented in the following table (in thousands, except percentages).

Receivable from Credit Card Partner:	June 30, 2026	December 31, 2025
Fair value, using the following assumptions:	$99,328	$99,865
Discount rate on Credit Card receivable cash flows	24.56%	23.15%
Prepayment rate on Credit Card receivables	8.23%	8.22%
Default rate on Credit Card receivables	15.00%	15.00%

Fair value resulting from:
100 basis point increase in discount rate	$99,160	$99,689
200 basis point increase in discount rate	98,998	99,518
Fair value resulting from:
100 basis point decrease in discount rate	$99,499	$100,045
200 basis point decrease in discount rate	99,676	100,231

Fair value resulting from:
Applying a 1.1 multiplier to prepayment rate	$99,147	$99,676
Applying a 0.9 multiplier to prepayment rate	99,511	100,055

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$96,901	$97,376
Applying a 0.9 multiplier to default rate	101,857	102,459

Key economic assumptions and the sensitivity of the fair value to immediate changes in those assumptions at June 30, 2026 and December 31, 2025 for the Credit Card Derivative is presented in the following table (in thousands, except percentages).

Credit Card Derivative	June 30, 2026	December 31, 2025
Fair value, based on the following notional amount and rate assumptions:	$56,027	$48,290
Outstanding Credit Card Principal Balance, Prosper and Coastal Allocations	358,860	330,409
Discount rate on Prosper Allocations	24.56%	23.15%
Discount rate on Coastal Program Fee	24.56%	23.15%
Prepayment rate applied to Credit Card portfolio	8.23%	8.22%
Default rate applied to Credit Card portfolio (1)	14.82%	15.33%

Fair value resulting from:
100 basis point increase in both discount rates	$55,304	$47,654
200 basis point increase in both discount rates	54,601	47,036
Fair value resulting from:
100 basis point decrease in both discount rates	$56,771	$48,945
200 basis point decrease in both discount rates	57,537	49,619

Fair value resulting from:
Applying a 1.1 multiplier to prepayment rate	$55,263	$47,625
Applying a 0.9 multiplier to prepayment rate	56,802	48,964

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$45,531	$38,254
Applying a 0.9 multiplier to default rate	66,859	58,663
(1) Refer to Change in Estimate section below.

Key economic assumptions and the sensitivity of the fair value to immediate changes in those assumptions at June 30, 2026 and 2025 for the Credit Card servicing obligation liability is presented in the following table (in thousands, except percentages).

Credit Card servicing obligation liability:	June 30, 2026	December 31, 2025
Fair value, using the following assumptions:	$10,001	$9,276
Discount rate on Credit Card portfolio servicing obligation	24.56%	23.15%
Prepayment rate applied to Credit Card portfolio	8.23%	8.22%
Default rate applied to Credit Card portfolio (1)	14.82%	15.33%
Market servicing rate	2.00%	2.00%

Fair value resulting from:
Market servicing rate increase of 0.10%	$10,523	$9,761
Market servicing rate decrease of 0.10%	9,478	8,792

Fair value resulting from:
Applying a 1.1 multiplier to prepayment rate	$9,890	$9,174
Applying a 0.9 multiplier to prepayment rate	10,112	9,380

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$9,774	$9,056
Applying a 0.9 multiplier to default rate	10,232	9,501
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

Assets and Liabilities Not Recorded at Fair Value
The following table presents the fair value hierarchy for assets, and liabilities not recorded at fair value (in thousands):

June 30, 2026	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Cash and Cash Equivalents	$55,064	$55,064	$—	$—	$55,064
Restricted Cash - Cash and Cash Equivalents	158,813	158,813	—	—	158,813
Restricted Cash - Certificates of Deposit	1,510	—	1,510	—	1,510
Accounts Receivable	12,994	—	12,994	—	12,994
Total Assets	$228,381	$213,877	$14,504	$—	$228,381
Liabilities:
Accounts Payable and Accrued Liabilities	$58,948	$—	$58,948	$—	$58,948
Transaction Fee Refund Liability (Note 17)	17,973	—	—	17,973	17,973
Payable to Investors	148,189	—	148,189	—	148,189
Notes Issued by Securitization Trust	122,518	—	124,401	—	124,401
Term Loan (Note 11)	75,000	—	77,007	—	77,007
Total Liabilities	$422,628	$—	$408,545	$17,973	$426,518

December 31, 2025	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Cash and Cash Equivalents	$46,755	$46,755	$—	$—	$46,755
Restricted Cash - Cash and Cash Equivalents	92,854	92,854	—	—	92,854
Restricted Cash - Certificates of Deposit	1,509	—	1,509	—	1,509
Accounts Receivable	11,947	—	11,947	—	11,947
Total Assets	$153,065	$139,609	$13,456	$—	$153,065
Liabilities:
Accounts Payable and Accrued Liabilities	$56,501	$—	$56,501	$—	$56,501
Transaction Fee Refund Liability (Note 17)	17,191	—	—	17,191	17,191
Payable to Investors	77,604	—	77,604	—	77,604
Notes Issued by Securitization Trust	149,902	—	151,325	—	151,325
Term Loan (Note 11)	75,000	—	76,089	—	76,089
Total Liabilities	$376,198	$—	$361,519	$17,191	$378,710

The estimated fair values of Cash and Cash Equivalents, Restricted Cash, Accounts Receivable, Accounts Payable and Accrued Liabilities, Transaction Fee Refund Liability and Payable to Investors approximate their carrying values because of their short-term nature.

9. Goodwill
Prosper’s goodwill balance of $36.4 million at December 31, 2025 did not change during the six months ended June 30, 2026. The Goodwill is associated with the Company’s Personal Loan reporting unit, which has a negative carrying amount as of June 30, 2026. The Company recorded no goodwill impairment for the six months ended June 30, 2026 and 2025.
10. Other Liabilities
Other Liabilities consist of the following for the periods presented (in thousands):

	June 30, 2026	December 31, 2025
Deferred revenue	$11,989	$11,819
Credit Card servicing obligation liability (Notes 2 and 5)	10,001	9,276
Operating lease liabilities (Note 16)	7,419	9,193
Loan trailing fee liability	3,710	3,328
Deferred income tax liability	839	839
Other	306	323
Total Other Liabilities	$34,264	$34,778
Additionally, disclosures around the operating lease liabilities are included in Note 16.
11. Debt
Term Loans
On November 14, 2022, the Company entered into a Credit Agreement (the “2022 Credit Agreement”) with a third-party financial institution, which provided for a $75.0 million senior secured credit facility (the “2022 Term Loan”), originally set to mature on November 14, 2026. Prior to that maturity date, on November 14, 2025, the Company entered into a new Credit Agreement (the “2025 Credit Agreement”) with a separate third-party financial institution. The 2025 Credit Agreement provides for a $75.0 million senior unsecured credit facility (the “2025 Term Loan”), maturing on November 14, 2030. Proceeds received from the 2025 Term Loan were used to repay all of the outstanding principal and interest on the 2022 Term Loan, totaling $68.4 million, and the 2022 Credit Agreement was terminated at that time. Refer to the following section for a description of key terms and features of the 2025 Credit Agreement.
2025 Credit Agreement
Proceeds received from the 2025 Term Loan were net of $0.2 million in debt issuance costs, which are being amortized over the life of the 2025 Term Loan to Interest Expense on Term Loan using the effective interest method. The 2025 Credit Agreement also provides the option to upsize the credit facility by up to $25.0 million upon the Company’s request and subject to lender approval. As of June 30, 2026, the Company had not exercised this option, and no amount was due under this incremental facility.
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
The 2025 Credit Agreement contains a number of covenants that, among other things and subject to certain exceptions and thresholds, restrict the Company’s ability to incur new indebtedness (including finance leases); incur certain liens; and make fundamental changes to the business. In addition, the 2025 Credit Agreement contains certain financial covenants with which the Company must remain in compliance as of the last business day of each quarter during the life of the 2025 Term Loan:
•a minimum tangible net worth
•a minimum net liquidity
•a maximum leverage ratio
The Company is in compliance with all covenants as of June 30, 2026, as well as prior quarterly periods. In addition, the Company believes it is in compliance with all covenants through the date of issuance of these condensed consolidated financial statements. The 2025 Credit Agreement also contains certain customary representations and warranties and affirmative covenants, and certain reporting obligations. The 2025 Term Loan lender will be permitted to accelerate all outstanding borrowings, terminate outstanding commitments and exercise other specified remedies upon the occurrence of certain events of default (subject to certain grace periods and exceptions), which include, among other things, payment defaults, breaches of representations and warranties, covenant defaults, certain cross-defaults to other indebtedness, certain events of bankruptcy and insolvency, certain judgments and change of control.
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
All participating securities are excluded from basic weighted-average common shares outstanding. Prior to any conversion to common shares, each series of Prosper’s Convertible Preferred Stock is entitled to participate on an if-converted basis in distributions of earnings, when and if declared by the Board of Directors (the “Board”), that are made to common stockholders and consequently, these shares were considered participating securities. During the six months ended June 30, 2026 and 2025, certain shares issued as a result of the early exercise of stock options which are subject to a repurchase right by PMI were entitled to receive non-forfeitable dividends during the vesting period and consequently, are considered participating securities.
Basic and diluted net income (loss) per share were calculated as follows for the periods presented (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net Income (Loss)	$6,381	(57,727)	$71,032	$(7,352)
Plus: Return on Share Purchase and Forfeiture	355	—	355	—
Less: Net Income Allocated to Participating Securities	(5,356)	—	(54,653)	—
Net Income (Loss) Attributable to Common Stockholders	$1,380	$(57,727)	$16,734	$(7,352)
Denominator:
Weighted average shares used in computing basic net income (loss) per share	78,924,011	77,698,227	78,589,166	77,603,124
Effect of dilutive securities:
Stock options	49,917,681	—	52,542,572	—
Common stock warrants	111,765	—	284,572	—
Convertible preferred stock warrants	56,230,169	—	105,875,709	—
Weighted-average shares used in computing diluted net income (loss) per share	185,183,626	77,698,227	237,292,019	77,603,124
Net Income (Loss) Per Share – Basic	$0.02	$(0.74)	$0.21	$(0.09)
Net Income (Loss) Per Share – Diluted	$0.01	$(0.74)	$0.07	$(0.09)

The following common stock equivalents were excluded from the computation of diluted net income (loss) per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(shares)	(shares)	(shares)	(shares)
Excluded securities:
Convertible preferred stock issued and outstanding, excluding shares held by consolidated VIE	315,222,140	158,365,655	265,665,203	158,365,655
Stock options issued and outstanding	27,484,623	80,099,705	24,462,457	79,467,722
Common stock warrants issued and outstanding	89,763	330,163	167,475	330,163
Series E-1 convertible preferred stock warrants	—	35,544,141	—	35,544,141
Series F convertible preferred stock warrants	—	177,720,704	—	177,720,704
Total common stock equivalents excluded from diluted net income (loss) per common share computation	342,796,526	452,060,368	290,295,135	451,428,385

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
On July 21, 2020, PGT entered into a Stock Transfer Agreement with a PMI investor to purchase 34,670,420 shares of Series A Convertible Preferred Stock and 16,577,495 shares of Series B Convertible Preferred Stock for nominal consideration. On June 30, 2026, PGT entered into a Stock Transfer Agreement with another PMI investor to purchase 55,395 shares of Series A Convertible Preferred Stock, 58,165 shares of Series A-1 Convertible Preferred Stock and 244,130 shares of Common Stock for nominal consideration. Upon execution of the Stock Transfer Agreements, these shares were purchased by a consolidated VIE of the Company, and thus the difference between the fair value of the repurchased preferred stock and the purchase price is included in Convertible Preferred Stock Held by Consolidated VIE on PMI’s accompanying condensed consolidated balance sheets. The difference between the fair value of the repurchased common stock and the purchase price is included in Common

Stock and Additional Paid-In Capital on PMI’s accompanying condensed consolidated balance sheets. These shares remain outstanding for legal purposes and retain their voting rights, but are excluded from the earnings per share calculation.
On May 5, 2026, one PMI investor forfeited 289,560 shares of Series A Convertible Preferred Stock to the Company for no consideration. These shares are no longer considered issued and outstanding, and are excluded from the earnings per share calculation.
The number of authorized, issued and outstanding shares, their par value and liquidation preference for each series of convertible preferred stock as of June 30, 2026 are disclosed in the table below (amounts in thousands except share and par value amounts):

Convertible Preferred Stock	Par Value	Authorized Shares	Outstanding and Issued Shares		Liquidation Preference, Outstanding Shares
Series A	$0.01	68,558,220	66,138,625	*	$19,076
Series A-1	$0.01	24,760,915	22,515,315	*	45,031
Series B	$0.01	35,775,880	35,127,160	*	21,190
Series C	$0.01	24,404,770	24,404,770		70,075
Series D	$0.01	23,888,640	23,888,640		165,000
Series E-1	$0.01	35,544,141	35,544,141		30,000
Series E-2	$0.01	16,858,078	—		—
Series F	$0.01	177,720,707	177,115,839		149,489
Series G	$0.01	37,249,497	37,249,497		50,000
Total		444,760,848	421,983,987		$549,861
* Series A, Series A-1 and Series B Convertible Preferred Stock totals are inclusive of 34,725,815, 58,165 and 16,577,495 shares, respectively, held by PGT, a consolidated VIE.
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
Convertible Preferred Stock Warrant Liability
Series E-1 Warrants
In connection with the Settlement and Release Agreement dated November 17, 2016 among PMI, its wholly owned subsidiary Prosper Funding LLC (“PFL”) and Colchis, on December 16, 2016, PMI issued the First Series E-1 Warrant for 20,267,135 shares of Series E-1 convertible preferred stock. The Second Series E-1 Warrant for an additional 15,277,006 shares of Series E-1 convertible preferred stock was granted on the signing of the Consortium Purchase Agreement (as described in Note 13 of PMI’s 10-K for the year ended December 31, 2025) on February 27, 2017. On March 31, 2026, one warrant holder exercised all of the outstanding 35,544,141 shares of Series E-1 Warrants at the exercise price of $0.01 per share for total proceeds of $0.4 million. The estimated fair value of these warrants as of the date of the exercise was approximately $38.7 million, which was reclassified from Convertible Preferred Stock Warrant Liability to Convertible Preferred Stock at that time.
For the three and six months ended June 30, 2026 (prior to the full exercise of the Series E-1 Warrants, as discussed above), the Company recognized $13.5 million of income from the re-measurement of the fair value of the warrants. For the three and six months ended June 30, 2025, the Company recognized $9.6 million and $0.4 million of expense, respectively, from the re-measurement of the fair value of the warrants. The income or expense resulting from the remeasurement of the fair value of the warrants is recorded in Change in Fair Value of Convertible Preferred Stock Warrants on the condensed consolidated statements of operations.
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
Series F Warrants
In connection with the Consortium Purchase Agreement on February 27, 2017, PMI issued warrants to purchase up to 177,720,706 shares of PMI's Series F convertible preferred stock at $0.01 per share. The warrants expire ten years from the date of issuance, and the following is a listing of exercises of Series F Warrants as of June 30, 2026:
•On July 30, 2025, one warrant holder exercised 51,614,124 shares of Series F Warrants for cash proceeds of $0.5 million. On the exercise date, the aggregate fair value of these warrants was approximately $73.3 million, which was reclassified from Convertible Preferred Stock Warrant Liability to Convertible Preferred Stock.
•On March 19, 2026, one warrant holder exercised 41,833,904 shares of Series F Warrants for total proceeds of $0.4 million. The estimated fair value of these warrants as of the date of exercise, totaling $42.3 million, was reclassified from Convertible Preferred Stock Warrant Liability to Convertible Preferred Stock.
•On May 15, 2026, one warrant holder exercised 41,833,904 shares of Series F Warrants for total proceeds of $0.4 million. The estimated fair value of these warrants as of the date of exercise, totaling $42.7 million, was reclassified from Convertible Preferred Stock Warrant Liability to Convertible Preferred Stock.
•On June 15, 2026, one warrant holder exercised 41,833,904 shares of Series F Warrants for total proceeds of $0.4 million. The estimated fair value of these warrants as of the date of exercise, totaling $47.7 million, was reclassified from Convertible Preferred Stock Warrant Liability to Convertible Preferred Stock.
Following these exercises, a total of 604,868 Series F Warrants remain outstanding as of June 30, 2026. For the three months ended June 30, 2026 and 2025, Prosper recognized $5.9 million and $49.8 million of expense, respectively, from the re-measurement of the fair value of the warrants. For the six months ended June 30, 2026 and 2025, the Company recognized $44.5 million of income and $1.8 million of expense, respectively, from the re-measurement of the fair value of the warrants. The income or expense resulting from changes in the fair value of the warrant is recorded through Change in Fair Value of Convertible Preferred Stock Warrants on the condensed consolidated statements of operations.

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
The Company determined the fair value of the outstanding Series F Warrants utilizing the following assumptions as of the following dates:

	June 30, 2026	December 31, 2025
Volatility	54.0%	57.0%
Risk-free interest rate	4.10%	3.50%
Expected term (in years)	2.50	2.75
Dividend yield	—%	—%
These assumptions were determined using the same criteria described above for the Series E-1 warrants.
Common Stock
PMI, through its Amended and Restated Certificate of Incorporation, is the sole issuer of common stock and related options, RSUs and warrants. On February 16, 2016, PMI amended and restated its Certificate of Incorporation to, among other things, effect a 5-for-1 forward stock split. On September 20, 2017, PMI further amended its Amended and Restated Certificate of Incorporation to increase the number of shares of common stock authorized for issuance. PMI has the authority to issue is 1,069,760,848 total number of shares of stock, consisting of 625,000,000 shares of common stock, at $0.01 par value per share, and 444,760,848 shares of preferred stock, also at $0.01 par value per share. On December 23, 2019, the Company repurchased 2,196,665 shares of Common Stock from an investor. As of June 30, 2026, 80,871,884 shares of common stock were issued and 79,935,949 shares of common stock were outstanding. As of December 31, 2025, 79,138,710 shares of common stock were issued and 78,202,775 shares of common stock were outstanding. Each holder of common stock is entitled to one vote for each share of common stock held.
As disclosed above, on June 30, 2026, one PMI equity investor transferred 244,130 shares of Common Stock to PGT. Those shares remain legally issued and outstanding, but are held by a consolidated VIE.
Common Stock Issued upon Exercise of Stock Options
For the six months ended June 30, 2026, PMI issued 1,229,353 shares of Common Stock upon the exercise of vested options for cash proceeds of $33 thousand.
Common Stock Issued upon Exercise of Warrants
On April 26, 2026, one warrant holder exercised 503,821 shares of Common Stock warrants via a cashless exercise. Following this exercise, no Common Stock warrants remained outstanding.
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

Stock Option Activity
Stock option activity under the 2015 Plan and 2025 Plan is summarized for the six months ended June 30, 2026 below:

	Options Issued and Outstanding	Weighted Average Exercise Price
Balance as of January 1, 2026	76,886,581	$0.17
Options granted	4,243,880	$0.71
Options exercised	(1,229,353)	$0.03
Options forfeited	(2,661,316)	$0.37
Options expired	(3,800,533)	$0.02
Balance as of June 30, 2026	73,439,259	$0.21
Options vested and expected to vest as of June 30, 2026	70,717,063	$0.21
Options vested and exercisable as of June 30, 2026	64,342,024	$0.15
Other Information Regarding Stock Options
The weighted-average remaining contractual term for options outstanding as of June 30, 2026 is 3.89 years.
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
The fair values of PMI’s stock option awards granted were estimated at the dates of grant using the Black-Scholes model with the following average assumptions for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Volatility of common stock	60.00%	n/a	62.62%	65.42%
Risk-free interest rate	4.14%	n/a	4.03%	4.03%
Expected life (in years)	5.8 years	n/a	5.9 years	6.0 years
Dividend yield	—%	n/a	—%	—%
Restricted Stock Unit Activity
PMI grants RSUs to certain employees that are subject to three-year or four-year vesting terms and the occurrence of a liquidity event. The following table summarizes the Company’s RSU activity for six months ended June 30, 2026:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested as of January 1, 2026	2,559,633	$1.03
Granted	3,618,453	0.42
Unvested as of June 30, 2026	6,178,086	$0.67
Share Based Compensation
The following table presents the amount of stock-based compensation related to stock-based awards granted to employees recognized in Prosper’s condensed consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Origination and servicing	$47	$27	$149	$55
Sales and marketing	18	18	33	35
General and administrative	266	304	613	586
Total stock-based compensation	$331	$349	$795	$676

As of June 30, 2026, the unamortized stock-based compensation expense, adjusted for forfeiture estimates, related to unvested stock-based awards was approximately $1.9 million, which will be recognized over a remaining weighted-average vesting period of approximately 2.8 years.
15. Income Taxes
For the three months ended June 30, 2026 and 2025, PMI recognized $0.3 million and $28 thousand, respectively, of income tax expense. For the six months ended June 30, 2026 and 2025, PMI recognized $0.3 million and $56 thousand, respectively, of income tax expense. The income tax expense relates to state income tax expense and the amortization of tax deductible goodwill which gives rise to an indefinite-lived deferred tax liability. No other income tax expense or benefit was recorded for the three and six month periods ended June 30, 2026 and 2025 due to a full valuation allowance recorded against the Company’s deferred tax assets.
Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize our existing deferred tax assets. Management is in the process of evaluating whether it is more likely than not that the Company’s deferred tax assets will be realized, and a full valuation allowance has been recorded until management’s evaluation has been completed.
16. Leases
Prosper has operating leases for corporate offices. These leases have remaining lease terms of less than one year to approximately three years. Some of the lease agreements include options to extend the lease term for up to an additional five years. Rental expense under operating lease arrangements was $0.9 million and $0.9 million for the three months ended June 30, 2026 and 2025, respectively. Rental expense under operating lease arrangements was $1.8 million and $1.8 million for the six months ended June 30, 2026 and 2025, respectively. Additionally, Prosper subleases certain leased office space to third parties when it determines there is excess leased capacity. Sublease income from operating lease arrangements was $0.1 million and $0.1 million for the three months ended June 30, 2026 and 2025, respectively. Sublease income from operating lease arrangements was $0.2 million and $0.2 million for the six months ended June 30, 2026 and 2025, respectively

Operating Lease Right-of-Use (“ROU”) Assets
The following table summarizes the operating lease right-of-use assets as of June 30, 2026, which are included in Property and Equipment, Net on the condensed consolidated balance sheets.

	June 30, 2026
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
ROU Assets - Office buildings	$22,690	$17,172	$5,518
Lease Liabilities
Future maturities of operating lease liabilities as of June 30, 2026 are below (in thousands). The present value of the future minimum lease payments represents our operating lease liabilities as of June 30, 2026 and are included in "Other Liabilities" on the condensed consolidated balance sheets.

June 30, 2026
Remainder of 2026	$2,335
2027	3,834
2028	1,948
2029	411
Total future minimum lease payments	$8,528
Less imputed interest	(1,109)
Present value of future minimum lease payments	$7,419
Because the rate implicit in each lease is not readily determinable, we use our incremental borrowing rate to determine the present value of the lease payments. Other information related to leases was as follows (dollars in thousands):

June 30, 2026
Weighted average remaining lease term (in years)	2.09
Weighted average discount rate	11.25%
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
The Origination and Sale Agreements contain terms through February 1, 2027. Prosper is required, under the Origination and Sale Agreements, to maintain certain collateral requirements. In addition, pursuant to the Marketing Agreement, the marketing fee that Prosper receives in connection with the origination of each loan is partially reduced by an amount (the “Designated Amount”) calculated as a percentage of the principal amount of such loan based on the aggregate principal amount of loans originated for the applicable month. To the extent the aggregate Designated Amount for all loans originated during any month is less than $100,000 through February 1, 2027, Prosper is required to pay WebBank an amount equal to such deficiency. Accordingly, the minimum fee is $0.6 million for the remaining six months of 2026 and $0.1 million in 2027.
Additionally, under the Origination and Sale Agreements, Prosper is required to maintain minimum net liquidity of $15.0 million at all times during the term of the agreement. Net liquidity is defined as the sum of Cash, Cash Equivalents and Available for Sale Investments. Violation of this covenant can result in termination of the contract with WebBank. As of June 30, 2026, Prosper was in compliance with the covenant.
On August 11, 2026, the Company entered into amendments to the Origination and Sale Agreements, which, among other things, (i) extend the terms of those agreements through February 1, 2029, (ii) eliminates or amends certain termination rights and the notice provisions therein and (iii) amends certain expense reimbursement and fee obligations of the Company.
Transaction Fee Refund Liability
Prosper assumed WebBank’s liability under Utah law to refund the pro-rated amount of any Transaction Fees collected in excess of 5%, in the event the underlying borrower prepaid the loan in full before full maturity. Following the passage of S.B. 230, only Borrower Loans originated prior to May 6, 2026, remain subject to this requirement, and no liability is recorded for Borrower Loans originated on or subsequent to that effective date. For the three months ended June 30, 2026 and 2025 the Company issued $6.4 million and $3.8 million, respectively, in refunds under this obligation. For the six months ended June 30, 2026 and 2025 the Company issued $11.6 million and $6.6 million, respectively, in refunds under this obligation. As of June 30, 2026 and December 31, 2025, the Company accrued $18.0 million and $17.2 million, respectively, related to anticipated future refunds under this obligation.
Loan Purchase Commitments
Prosper entered into an agreement with WebBank to purchase $32.6 million of Borrower Loans that WebBank originated during the last two business days of the quarter ended June 30, 2026. Prosper will purchase these Borrower Loans within the first two business days of the quarter ending September 30, 2026.
Repurchase Obligation
Under the terms of the loan purchase agreements between Prosper and investors that participate in the Whole Loan Channel, Prosper may, in certain circumstances, become obligated to repurchase a Borrower Loan from an investor. Generally, these circumstances include the occurrence of verifiable identity theft, the failure to properly follow personal loan listing or bidding protocols or a violation of the applicable federal, state or local lending laws. Prosper recognizes a liability at fair value for the repurchase obligation when the Borrower Loans are sold. The fair value of the repurchase obligation is estimated based on historical experience. Repurchased Borrower Loans associated with violations of federal, state or local lending laws or verifiable identity theft are written off at the time of repurchase. The maximum potential amount of future payments associated with this obligation is the outstanding balances of the Borrower Loans issued to third parties through the Whole Loan Channel, which at June 30, 2026 is $4.1 billion. Prosper has accrued $0.3 million and $0.3 million as of June 30, 2026 and December 31, 2025, respectively, in regard to this obligation.
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
The Company has accrued for various legal and cybersecurity costs incurred related to this incident that are not covered by insurance. As the lawsuits described herein above are still in their early stages, the Company is unable to accurately predict the ultimate outcome of this incident, or estimate a loss or range of loss that the Company may incur in the event of an unfavorable outcome. Accordingly, the Company has not recorded a provision for any estimated losses in respect to the incident as of June 30, 2026 and December 31, 2025.
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
Prosper’s executive officers, directors who are not executive officers, and certain affiliates participate in its marketplace by placing bids and purchasing Notes. The aggregate amount of the Notes purchased and the income earned by parties deemed to be affiliates and related parties of Prosper for the three and six months ended June 30, 2026 and 2025, as well as the Notes outstanding as of June 30, 2026 and December 31, 2025 are summarized below (in thousands):

	Aggregate Amount of Notes Purchased the Three Months Ended June 30,		Interest Earned on Notes the Three Months Ended June 30,
Related Party	2026	2025	2026	2025
Executive officers and management	$9	$3	$2	$2
Directors (excluding executive officers and management)	—	—	—	—
Total	$9	$3	$2	$2

	Aggregate Amount of Notes Purchased the Six Months Ended June 30,		Interest Earned on Notes the Six Months Ended June 30,
Related Party	2026	2025	2026	2025
Executive officers and management	$18	$6	$5	$5
Directors (excluding executive officers and management)	—	—	—	—
Total	$18	$6	$5	$5

	Notes Balance as of
Related Party	June 30, 2026	December 31, 2025
Executive officers and management	$61	$69
Directors (excluding executive officers and management)	—	—
Total	$61	$69

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
Of all Borrower Loans originated in the three months ended June 30, 2026, three individual third parties purchased 43.3%, 13.1% and 11.4% of all Borrower Loans originated. For the three months ended June 30, 2025, four individual third parties purchased 17.0%, 14.0%, 12.9%, and 10.9% of all Borrower Loans originated. Of all Borrower Loans originated in the six months ended June 30, 2026, one individual third party purchased 47.8% of all Borrower Loans originated. For the six months ended June 30, 2025, four individual third parties purchased 15.5%, 13.8%, 13.5%, and 13.4% of all Borrower Loans originated. These purchases indicate that a significant portion of Prosper’s business is dependent on funding through the Whole Loan Channel, through which 95% and 94% of Borrower Loans were originated for the three months ended June 30, 2026 and 2025, respectively, and through which 95% and 93% of Borrower Loans were originated for the six months ended June 30, 2026 and 2025, respectively.
Additionally, the net revenue the Company generates from its Credit Card product is largely dependent on its partnership with Coastal. In accordance with the Program Agreement between Prosper and Coastal, the receivables associated with these Credit Cards are maintained on the balance sheet of Coastal. This includes both the securitized (for accounting purposes) and non-securitized portions of the Credit Card portfolio.

20. Segments
Effective in the fourth quarter of 2025, the Company updated its operating and reportable segments to align with strategic business and management reporting changes. This realignment is reflected in the periodic financial reports provided to the Company’s Chief Executive Officer, who serves as the chief operating decision maker (“CODM”), for the purposes of evaluating performance, making operating decisions and allocating resources. As a result of these changes, the Company’s former Home Equity segment was eliminated and the related products and services are now combined with the Personal Loan segment, which includes both Personal Loan products and services, as well as general corporate expenses. The Company now has two reportable and operating segments: Personal Loan and Credit Card. Segment information presented for the three months ended June 30, 2025, has been recast to conform to the current reportable segment presentation.
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

	Three Months Ended June 30, 2026
	Personal Loan	Credit Card	Total
Total Net Revenue	$60,843	$10,515	$71,358
Impact of interest rates on fair value of loans held in consolidated trusts	18	—	18
Less: Segment Operating Expenses (1)
Compensation and Benefits (2)	(18,440)	(3,003)	(21,443)
Marketing and Advertising	(13,976)	(5,722)	(19,698)
Transaction Costs	(1,631)	(3,366)	(4,997)
Other Expenses (3)	(7,253)	(295)	(7,548)
Segment Adjusted EBITDA	$19,561	$(1,871)	$17,690
Depreciation expense:
Origination and Servicing			(3,374)
General and Administrative - Other			(176)
Stock-based compensation			(331)
Change in Fair Value of Convertible Preferred Stock Warrants			(5,941)
Impact of interest rates on fair value of loans held in consolidated trusts			(18)
Interest income on cash and cash equivalents			826
Interest Expense on Term Loan			(1,995)
Net Income Before Income Taxes			$6,681

Interest Income (Expense) Included in Segment Adjusted EBITDA
Interest Income on Financial Instruments	$10,149	$5,570	$15,719
Interest Expense on Financial Instruments	(9,732)	(2,047)	(11,779)
Total Interest Income, Net	$417	$3,523	$3,940
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

	Three Months Ended June 30, 2025
	Personal Loan	Credit Card	Total
Total Net Revenue	$50,309	$1,341	$51,650
Impact of interest rates on fair value of loans held in consolidated trusts	1,069	—	1,069
Less: Segment Operating Expenses (1)
Compensation and Benefits (2)	(17,187)	(2,556)	(19,743)
Marketing and Advertising	(11,557)	(1,842)	(13,399)
Transaction Costs	(1,835)	(2,698)	(4,533)
Other Expenses (3)	(6,555)	(151)	(6,706)
Segment Adjusted EBITDA	$14,244	$(5,906)	$8,338
Depreciation expense:
Origination and Servicing			(2,785)
General and Administrative - Other			(232)
Stock-based compensation			(349)
Change in Fair Value of Convertible Preferred Stock Warrants			(59,359)
Impact of interest rates on fair value of loans held in consolidated trusts			(1,069)
Interest income on cash and cash equivalents			736
Interest Expense on Term Loan			(2,979)
Net Loss Before Income Taxes			$(57,699)

Interest Income (Expense) Included in Segment Adjusted EBITDA
Interest Income on Borrower Loans and Loans Held for Sale	$14,822	$6,244	$21,066
Interest Expense on Financial Instruments	(13,415)	(2,017)	(15,432)
Total Interest Income, Net Included in Segment Adjusted EBITDA	$1,407	$4,227	$5,634
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

	Six Months Ended June 30, 2026
	Personal Loan	Credit Card	Total
Total Net Revenue	$108,202	$21,524	$129,726
Impact of interest rates on fair value of loans held in consolidated trusts	73	—	73
Less: Segment Operating Expenses (1)
Compensation and Benefits (2)	(36,678)	(6,002)	(42,680)
Marketing and Advertising	(27,279)	(9,916)	(37,195)
Transaction Costs	(3,234)	(6,748)	(9,982)
Other Expenses (3)	(15,016)	(497)	(15,513)
Segment Adjusted EBITDA	26,068	(1,639)	24,429
Depreciation expense:
Origination and Servicing			(7,516)
General and Administrative - Other			(338)
Stock-based compensation			(795)
Change in Fair Value of Convertible Preferred Stock Warrants			58,008
Impact of interest rates on fair value of loans held in consolidated trusts			(73)
Interest income on cash and cash equivalents			1,632
Interest Expense on Term Loan			(3,977)
Net Income Before Income Taxes			$71,370

Interest Income (Expense) Included in Segment Adjusted EBITDA
Interest Income on Financial Instruments	$21,023	$10,945	$31,968
Interest Expense on Financial Instruments	(20,059)	(4,086)	(24,145)
Total Interest Income, Net	$964	$6,859	$7,823
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

	Six Months Ended June 30, 2025
	Personal Loan	Credit Card	Total
Total Net Revenue	$91,049	$3,265	$94,314
Impact of interest rates on fair value of loans held in consolidated trusts	343	—	343
Less: Segment Operating Expenses (1)
Compensation and Benefits (2)	(35,009)	(5,407)	(40,416)
Marketing and Advertising	(21,378)	(3,173)	(24,551)
Transaction Costs	(3,512)	(5,840)	(9,352)
Other Expenses (3)	(13,585)	(282)	(13,867)
Segment Adjusted EBITDA	17,908	(11,437)	6,471
Depreciation expense:
Origination and Servicing			(5,464)
General and Administrative - Other			(500)
Stock-based compensation			(676)
Change in Fair Value of Convertible Preferred Stock Warrants			(2,133)
Impact of interest rates on fair value of loans held in consolidated trusts			(343)
Interest income on cash and cash equivalents			1,404
Interest Expense on Term Loan			(6,055)
Net Loss Before Income Taxes			$(7,296)

Interest Income (Expense) Included in Segment Adjusted EBITDA
Interest Income on Financial Instruments	$31,084	$13,283	$44,367
Interest Expense on Financial Instruments	(27,754)	(4,007)	(31,761)
Total Interest Income, Net	$3,330	$9,276	$12,606
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

Prosper Funding LLC
Condensed Consolidated Balance Sheets (Unaudited)
(amounts in thousands)

	June 30, 2026	December 31, 2025
Assets:
Cash and Cash Equivalents	$2,532	$2,864
Restricted Cash	147,758	79,033
Borrower Loans, at Fair Value	222,766	245,337
Property and Equipment, Net	19,516	21,983
Servicing Assets	19,754	17,601
Other Assets	2,289	1,309
Total Assets	$414,615	$368,127
Liabilities and Member’s Equity:
Accounts Payable and Accrued Liabilities	$33,589	$26,858
Payable to Related Party	4,486	12,460
Payable to Investors	148,458	77,971
Notes, at Fair Value	221,070	243,900
Other Liabilities	3,977	3,611
Total Liabilities	$411,580	$364,800
Member's Equity:
Member's Equity	9,998	9,998
Accumulated Deficit	(6,963)	(6,671)
Total Member's Equity	$3,035	$3,327
Total Liabilities and Member's Equity	$414,615	$368,127
The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Funding LLC
Condensed Consolidated Statements of Operations (Unaudited)
(amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Operating Revenues:
Administration Fee Revenue – Related Party	$31,115	$24,719	$60,907	$46,597
Servicing Fees, Net	8,883	8,399	17,859	16,077
Loss on Sale of Borrower Loans	(13,684)	(15,671)	(30,959)	(29,247)
Other Revenue	134	136	196	214
Total Operating Revenues	26,448	17,583	48,003	33,641
Interest Income on Borrower Loans	8,855	10,904	17,996	22,211
Interest Expense on Notes	(8,252)	(10,281)	(16,787)	(20,836)
Total Interest Income, Net	603	623	1,209	1,375
Change in Fair Value of Financial Instruments, Net	144	432	(540)	(214)
Total Net Revenues	27,195	18,638	48,672	34,802
Expenses:
Administration Fee Expense – Related Party	20,918	20,590	43,658	38,398
Servicing and Other, Net	2,601	1,862	5,306	3,867
Total Expenses	23,519	22,452	48,964	42,265
Net Income (Loss)	$3,676	$(3,814)	$(292)	$(7,463)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Funding LLC
Condensed Consolidated Statements of Member’s Equity (Unaudited)
(amounts in thousands)

	Member’s Equity	Accumulated Deficit	Total
Balance as of January 1, 2026	$9,998	$(6,671)	$3,327
Net Loss	—	(292)	(292)
Balance as of June 30, 2026	$9,998	$(6,963)	$3,035

	Member’s Equity	Retained Earnings (Accumulated Deficit)	Total
Balance as of January 1, 2025	$9,998	$7,407	$17,405
Net Loss	—	(7,463)	(7,463)
Balance as of June 30, 2025	$9,998	$(56)	$9,942

	Member’s Equity	Accumulated Deficit	Total
Balance as of January 1, 2026	$9,998	$(6,671)	$3,327
Net Loss	—	(3,968)	(3,968)
Balance as of March 31, 2026	$9,998	$(10,639)	$(641)
Net Income	—	3,676	3,676
Balance as of June 30, 2026	$9,998	$(6,963)	$3,035

	Member’s Equity	Retained Earnings (Accumulated Deficit)	Total
Balance as of January 1, 2025	$9,998	$7,407	$17,405
Net Loss	—	(3,649)	(3,649)
Balance as of March 31, 2025	$9,998	$3,758	$13,756
Net Loss	—	(3,814)	(3,814)
Balance as of June 30, 2025	$9,998	$(56)	$9,942

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Funding LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)
(amounts in thousands)

	Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities:
Net Loss	$(292)	$(7,463)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:
Change in Fair Value of Financial Instruments, Net	540	214
Other Non-Cash Changes in Borrower Loans and Notes	(8)	20
Gain on Sale of Borrower Loans	(9,006)	(6,185)
Change in Fair Value of Servicing Rights	6,853	5,738
Depreciation and Amortization	5,302	3,964
Changes in Operating Assets and Liabilities:
Purchase of Loans Held for Sale, at Fair Value	(1,467,833)	(1,194,264)
Proceeds from Sales of Loans Held for Sale, at Fair Value	1,467,833	1,194,264
Other Assets	(980)	(1,145)
Accounts Payable and Accrued Liabilities	6,731	6,493
Payable to Investors	70,487	18,510
Net Related Party Receivable/Payable	1,922	3,817
Other Liabilities	366	81
Net Cash Provided by Operating Activities	81,915	24,044
Cash Flows from Investing Activities:
Purchase of Borrower Loans, at Fair Value	(73,639)	(85,833)
Proceeds from Principal Payments and Sales of Borrower Loans, at Fair Value	84,487	95,670
Purchases of Property and Equipment	(12,731)	(6,488)
Net Cash (Used in) Provided by Investing Activities	(1,883)	3,349
Cash Flows from Financing Activities:
Proceeds from Issuance of Notes, at Fair Value	71,984	84,582
Payments of Notes, at Fair Value	(83,623)	(94,781)
Net Cash Used in Financing Activities	(11,639)	(10,199)
Net Increase in Cash, Cash Equivalents and Restricted Cash	68,393	17,194
Cash, Cash Equivalents and Restricted Cash at Beginning of the Period	81,897	96,740
Cash, Cash Equivalents and Restricted Cash at End of the Period	$150,290	$113,934

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$17,194	$11,317
Non-Cash Investing Activity - Accrual for Property and Equipment, Net	898	696

Reconciliation to Amounts on Consolidated Balance Sheets:
Cash and Cash Equivalents	$2,532	$3,290
Restricted Cash	147,758	110,644
Total Cash, Cash Equivalents and Restricted Cash	$150,290	$113,934

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
PFL did not have any items of other comprehensive income or loss for any of the periods presented in the condensed consolidated financial statements as of and for the six months ended June 30, 2026 and 2025.
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
2. Summary of Significant Accounting Policies
PFL's significant accounting policies are included in Note 2, Summary of Significant Accounting Policies, in PFL’s Annual Report on Form 10-K for the year ended December 31, 2025. There have been no changes to these accounting policies during the first six months of 2026.
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
Transaction Fee Refunds
Prosper assumed WebBank’s obligation under Utah law to refund the pro-rated amount of any Transaction Fees collected in excess of 5%, in the event the underlying borrower prepaid the loan in full before maturity. Liabilities under this obligation were estimated upon the origination of Borrower Loans, and reassessed each period. They are recorded within Accounts Payable and Accrued Liabilities on the accompanying condensed consolidated balance sheets. The key assumptions used in the estimated refund liability include prepayment rates and default rates derived primarily from historical performance. Changes in the liability are recorded within Administration Fee - Related Party on the accompanying consolidated Statements of Operations. Refer to Note 8, Commitments and Contingencies, for details on the amounts recorded under this obligation.
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
Recent Accounting Pronouncements
Accounting Standards Adopted In The Current Period
In April 2025, the FASB issued ASU No. 2025-05, “Financial Instruments—Credit Losses (Topic 326): Practical Expedient for Estimating Expected Credit Losses on Current Receivables,” which provides a practical expedient for measuring expected credit losses on current accounts receivable and contract assets. The expedient allows an entity to assume that current economic conditions will remain unchanged for the remaining life of the asset when developing forecasts. The standard is effective for fiscal years beginning after December 15, 2025. The Company adopted this guidance as of January 1, 2026, and elected this practical expedient for its short-term receivables. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.
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
3. Property and Equipment, Net
Property and equipment consist of the following as of the dates presented (in thousands):

	June 30, 2026	December 31, 2025
Internal-use software and web site development costs	$66,188	$63,353
Less: accumulated depreciation and amortization	(46,672)	(41,370)
Total property and equipment, net	$19,516	$21,983

Depreciation expense for the three months ended June 30, 2026 and 2025 was $2.6 million and $1.9 million, respectively. Depreciation expense for the six months ended June 30, 2026 and 2025 was $5.3 million and $4.0 million, respectively.
4. Borrower Loans and Notes, at Fair Value
The aggregate principal balances outstanding and fair values of Borrower Loans and Notes as of June 30, 2026 and December 31, 2025, are presented in the following table (in thousands):

	Borrower Loans		Notes
	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Aggregate principal balance outstanding and interest outstanding	$232,661	$255,132	$233,817	$256,929
Fair value adjustments	(9,895)	(9,795)	(12,747)	(13,029)
Fair value	$222,766	$245,337	$221,070	$243,900

As of June 30, 2026, outstanding Borrower Loans had original terms to maturity of 24, 36, 48 or 60 months, had monthly payments with fixed interest rates ranging from 6.30% to 33.00% and had various original maturity dates through June 2031. As of December 31, 2025, outstanding Borrower Loans had original maturities of either 24, 36, 48 or 60 months, monthly payments with fixed interest rates ranging from 6.00% to 33.00% and had various original maturity dates through December 2030.
As of June 30, 2026, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $1.6 million and a fair value of $0.3 million. As of December 31, 2025, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $2.2 million and a fair value of $0.4 million. PFL places loans on non-accrual status when they are over 120 days past due. As of June 30, 2026 and December 31, 2025, Borrower Loans in non-accrual status had a fair value of $0.3 million and $0.3 million, respectively.

5. Servicing Assets
PFL accounts for Servicing Assets at their estimated fair values with changes in fair values recorded in Servicing Fees, Net on the condensed consolidated statements of operations. The initial asset is recognized in Gain (Loss) on the Sale of Borrower Loans on the condensed consolidated statements of operations when PFL sells Borrower Loans to unrelated third-party buyers through the Whole Loan Channel and the servicing rights are retained. The Servicing Assets are measured at fair value throughout the servicing period. PFL recognized gains from the initial recognition of Servicing Assets on the sale of Borrower Loans in the amounts of $4.7 million and $3.4 million for the three months ended June 30, 2026 and 2025, respectively, and gains from the initial recognition of Servicing Assets on the sale of Borrower Loans in the amounts of $9.0 million and $6.2 million for the six months ended June 30, 2026 and 2025, respectively. These amounts are recorded in Loss on Sale of Borrower Loans on the condensed consolidated statements of operations, and are offset primarily by incentives provided to loan buyers at the time of sale.

As of June 30, 2026, Borrower Loans that were sold, but for which PFL retained servicing rights, had a total outstanding principal balance of $4.2 billion, original terms of 24, 36, 48, 60 or 72 months, monthly payments with fixed interest rates ranging from 5.75% to 33.00%, and various original maturity dates through June 2032. As of December 31, 2025, Borrower Loans that were sold, but for which PFL retained servicing rights, had a total outstanding principal balance of $3.8 billion, original terms of either 24, 36, 48 or 60 months, monthly payments with fixed interest rates ranging from 5.75% to 33.00%, and various original maturity dates through December 2030.
Contractually-specified servicing fees and ancillary fees totaled $13.1 million and $11.6 million for the three months ended June 30, 2026, and 2025, respectively, and $26.0 million and $23.3 million for the six months ended June 30, 2026, and 2025, respectively, and are included primarily in Servicing Fees, Net on the condensed consolidated statements of operations.
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
6. Income Taxes
PFL incurred no income tax provision for the six months ended June 30, 2026 and 2025. PFL is a U.S. disregarded entity and its income and loss are included in the income tax reporting of its parent, PMI. Since PMI is in a taxable loss position, is not currently subject to income taxes, and has fully reserved against its deferred tax asset, the net effective tax rate for PFL is 0%.

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
As of June 30, 2026 and December 31, 2025, the discounted cash flow methodology used to estimate the Notes fair values used the same projected cash flows as the related Borrower Loans. As demonstrated in the table below, the fair value adjustments for Borrower Loans were largely offset by the fair value adjustments of the Notes due to the borrower payment dependent design of the Notes and because the principal balances of the Borrower Loans approximated the principal balances of the Notes.
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

The following tables present the fair value hierarchy for assets and liabilities measured at fair value (in thousands):

June 30, 2026	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Borrower Loans, at Fair Value	$—	$—	$222,766	$222,766
Servicing Assets	—	—	19,754	19,754
Total Assets	$—	$—	$242,520	$242,520
Liabilities:
Notes, at Fair Value	$—	$—	$221,070	$221,070
Loan Trailing Fee Liability (included in Other Liabilities)	—	—	3,710	3,710
Total Liabilities	$—	$—	$224,780	$224,780

December 31, 2025	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Borrower Loans, at Fair Value	$—	$—	$245,337	$245,337
Servicing Assets	—	—	17,601	17,601
Total Assets	$—	$—	$262,938	$262,938
Liabilities:
Notes, at Fair Value	$—	$—	$243,900	$243,900
Loan Trailing Fee Liability (included in Other Liabilities)	—	—	3,328	3,328
Total Liabilities	$—	$—	$247,228	$247,228

As PFL’s Borrower Loans, Notes, Servicing Assets and loan trailing fee liability do not trade in an active market with readily observable prices, PFL uses significant unobservable inputs to measure the fair value of these assets and liabilities. Financial instruments are categorized in the Level 3 valuation hierarchy based on the significance of unobservable factors in the overall fair value measurement. These fair value estimates may also include observable, actively quoted components derived from external sources. As a result, the realized and unrealized gains and losses for assets and liabilities within the Level 3 category may include changes in fair value that were attributable to both observable and unobservable inputs. PFL did not transfer any assets or liabilities in or out of Level 3 for the six months ended June 30, 2026 or June 30, 2025.
Significant Unobservable Inputs
The following tables present quantitative information about the significant unobservable inputs used for PFL’s Level 3 fair value measurements at the dates presented:

Range
Borrower Loans and Notes	June 30, 2026	December 31, 2025
Discount rate	6.2% - 16.8%	6.3% - 15.5%
Default rate	2.4% - 13.9%	2.3% - 14.5%

Range
Servicing Assets	June 30, 2026	December 31, 2025
Discount rate	15.0% - 25.0%	15.0% - 25.0%
Default rate	2.0% - 13.9%	1.9% - 15.0%
Prepayment rate	8.7% - 38.0%	3.4% - 41.4%
Market servicing rate (1) (2)	0.593% - 0.842%	0.593% - 0.842%
(1) Servicing assets associated with loans enrolled in a relief program offered by the Company as of June 30, 2026 and December 31, 2025 were measured using a market servicing rate assumption of 84.2 basis points. This rate was estimated using a multiplier consistent with observable market rates for other loan types, applied to the base market servicing rate assumption.

(2) Excludes collection fees that would be passed on to a hypothetical third-party servicer. As of June 30, 2026 and December 31, 2025, the market rate for collection fees and non-sufficient fund fees was assumed to be 11 basis points and 10 basis points, respectively, for a total market servicing rate range of 70.3 - 95.2 basis points and a total market servicing rate of 69.3 - 94.2 basis points, respectively.

Range
Loan Trailing Fee Liability	June 30, 2026	December 31, 2025
Discount rate	15.0% - 25.0%	15.0% - 25.0%
Default rate	2.0% - 13.9%	1.9% - 15.0%
Prepayment rate	8.7% - 38.0%	3.4% - 41.4%
Changes in Level 3 Fair Value Assets and Liabilities on a Recurring Basis
The following tables present additional information about Level 3 Borrower Loans, Loans Held for Sale and Notes measured at fair value on a recurring basis (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets		Liabilities
	Borrower Loans	Loans Held for Sale	Notes	Total
Balance as of January 1, 2026	$245,337	$—	$(243,900)	$1,437
Originations	73,639	1,467,833	(71,984)	1,469,488
Principal repayments	(82,348)	—	83,623	1,275
Borrower Loans sold to third parties	(2,139)	(1,467,833)	—	(1,469,972)
Other changes	(400)	—	408	8
Change in fair value	(11,323)	—	10,783	(540)
Balance as of June 30, 2026	$222,766	$—	$(221,070)	$1,696

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets		Liabilities
	Borrower Loans	Loans Held for Sale	Notes	Total
Balance as of January 1, 2025	$285,578	$—	$(283,030)	$2,548
Originations	85,833	1,194,264	(84,582)	1,195,515
Principal repayments	(94,393)	—	94,781	388
Borrower Loans sold to third parties	(1,277)	(1,194,264)	—	(1,195,541)
Other changes	(357)	—	338	(19)
Change in fair value	(8,706)	—	8,492	(214)
Balance as of June 30, 2025	$266,678	$—	$(264,001)	$2,677

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets		Liabilities
	Borrower Loans	Loans Held for Sale	Notes	Total
Balance as of April 1, 2026	$232,747	$—	$(230,283)	$2,464
Originations	37,913	769,615	(37,638)	769,890
Principal repayments	(41,457)	—	41,680	223
Borrower Loans sold to third parties	(1,347)	(769,615)	—	(770,962)
Other changes	(176)	—	113	(63)
Change in fair value	(4,914)	—	5,058	144
Balance as of June 30, 2026	$222,766	$—	$(221,070)	$1,696

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets		Liabilities
	Borrower Loans	Loans Held for Sale	Notes	Total
Balance as of April 1, 2025	$275,362	$—	$(272,500)	$2,862
Originations	42,895	661,430	(42,443)	661,882
Principal repayments	(47,226)	—	46,917	(309)
Borrower Loans sold to third parties	(601)	(661,430)	—	(662,031)
Other changes	(217)	—	58	(159)
Change in fair value	(3,535)	—	3,967	432
Balance as of June 30, 2025	$266,678	$—	$(264,001)	$2,677
The following tables present additional information about Level 3 Servicing Assets recorded at fair value (in thousands):

Servicing Assets
Balance as of January 1, 2026	$17,601
Additions	9,006
Less: Changes in fair value	(6,853)
Balance as of June 30, 2026	$19,754

Servicing Assets
Balance as of January 1, 2025	$14,333
Additions	6,186
Less: Changes in fair value	(5,739)
Balance as of June 30, 2025	$14,780

Servicing Assets
Balance as of April 1, 2026	$18,561
Additions	4,743
Less: Changes in fair value	(3,550)
Balance as of June 30, 2026	$19,754

Servicing Assets
Balance as of April 1, 2025	$13,911
Additions	3,418
Less: Changes in fair value	(2,549)
Balance as of June 30, 2025	$14,780

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
The following tables present additional information about Level 3 Loan Trailing Fee Liability measured at fair value on a recurring basis (in thousands):

Loan Trailing Fee Liability
Balance as of January 1, 2026	$3,328
Issuances	1,514
Cash payment of Loan Trailing Fee	(1,424)
Change in fair value	292
Balance as of June 30, 2026	$3,710

Loan Trailing Fee Liability
Balance as of January 1, 2025	$3,004
Issuances	1,172
Cash payment of Loan Trailing Fee	(1,293)
Change in fair value	246
Balance as of June 30, 2025	$3,129

Loan Trailing Fee Liability
Balance as of April 1, 2026	$3,491
Issuances	806
Cash payment of Loan Trailing Fee	(715)
Change in fair value	128
Balance as of June 30, 2026	$3,710

Loan Trailing Fee Liability
Balance as of April 1, 2025	$2,933
Issuances	650
Cash payment of Loan Trailing Fee	(641)
Change in fair value	187
Balance as of June 30, 2025	$3,129

Significant Recurring Level 3 Fair Value Asset and Liability Input Sensitivity

Key economic assumptions are used to compute the fair value of Borrower Loans. The sensitivity of the fair value to immediate changes in assumptions at June 30, 2026 and December 31, 2025 for Borrower Loans are presented in the following table (in thousands, except percentages).

Borrower Loans:	June 30, 2026	December 31, 2025
Fair value, using the following assumptions:	$222,766	$245,337
Weighted-average discount rate	9.39%	8.67%
Weighted-average default rate	11.17%	11.48%

Fair value resulting from:
100 basis point increase in discount rate	$220,777	$243,180
200 basis point increase in discount rate	218,835	241,073
Fair value resulting from:
100 basis point decrease in discount rate	$224,804	$247,547
200 basis point decrease in discount rate	226,893	249,810

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$220,980	$243,371
Applying a 1.2 multiplier to default rate	219,192	241,402
Fair value resulting from:
Applying a 0.9 multiplier to default rate	$224,553	$247,304
Applying a 0.8 multiplier to default rate	226,340	249,269
Key economic assumptions are used to compute the fair value of Notes. The sensitivity of the fair value to immediate changes in assumptions at June 30, 2026 and December 31, 2025 for Notes funded through the Note Channel are presented in the following table (in thousands, except percentages).

Notes	June 30, 2026	December 31, 2025
Fair value, using the following assumptions:	$221,070	$243,900
Weighted-average discount rate	9.39%	8.67%
Weighted-average default rate	11.17%	11.48%

Fair value resulting from:
100 basis point increase in discount rate	$219,093	$241,752
200 basis point increase in discount rate	217,163	239,655
Fair value resulting from:
100 basis point decrease in discount rate	$223,093	$246,096
200 basis point decrease in discount rate	225,171	248,352

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$219,297	$241,944
Applying a 1.2 multiplier to default rate	217,523	239,987
Fair value resulting from:
Applying a 0.9 multiplier to default rate	$222,842	$245,853
Applying a 0.8 multiplier to default rate	224,615	247,806

Key economic assumptions are used to compute the fair value of Servicing Assets. The sensitivity of the current fair value to immediate changes in assumptions at June 30, 2026 and December 31, 2025 for Servicing Assets are presented in the following table (in thousands, except percentages).

Servicing Assets	June 30, 2026	December 31, 2025
Fair value, using the following assumptions:	$19,754	$17,601
Weighted-average market servicing rate	0.598%	0.598%
Weighted-average prepayment rate	21.72%	21.72%
Weighted-average default rate	11.17%	11.86%

Fair value resulting from:
Market servicing rate increase of 0.025%	$18,624	$16,586
Market servicing rate decrease of 0.025%	20,884	18,615

Fair value resulting from:
Applying a 1.1 multiplier to prepayment rate	$19,445	$17,143
Applying a 0.9 multiplier to prepayment rate	20,063	18,068

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$19,228	$17,310
Applying a 0.9 multiplier to default rate	20,292	17,892
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
The Origination and Sale Agreements contain terms through February 1, 2027. Prosper is required, under the Origination and Sale Agreements, to maintain certain collateral requirements. In addition, pursuant to the Marketing Agreement, the marketing fee that Prosper receives in connection with the origination of each loan is partially reduced by an amount (the “Designated Amount”) calculated as a percentage of the principal amount of such loan based on the aggregate principal amount of loans originated for the applicable month. To the extent the aggregate Designated Amount for all loans originated during any month is less than $100,000 through February 1, 2027, Prosper is required to pay WebBank an amount equal to such deficiency. Accordingly, the minimum fee is $0.6 million for the remaining months of 2026 and $0.1 million in 2027.
Additionally, under the Origination and Sale Agreements, Prosper is required to maintain minimum net liquidity of $15.0 million at all times during the term of the agreement. Net liquidity is defined as the sum of Cash, Cash Equivalents and

Available for Sale Investments. Violation of this covenant can result in termination of the contract with WebBank. As of June 30, 2026, the Company was in compliance with the covenant.
On August 11, 2026, the Company entered into amendments to the Origination and Sale Agreements, which, among other things, (i) extend the terms of those agreements through February 1, 2029, (ii) eliminates or amends certain termination rights and the notice provisions therein and (iii) amends certain expense reimbursement and fee obligations of the Company.
Transaction Fee Refund Liability
Prosper assumed WebBank’s liability under Utah law to refund the pro-rated amount of any transaction fees collected in excess of 5%, in the event the underlying borrower prepaid the loan in full before maturity. Following the passage of S.B. 230, only Borrower Loans originated prior to May 6, 2026, remain subject to this requirement, and no liability is recorded for Borrower Loans originated on or subsequent to that effective date. For the three months ended June 30, 2026 and 2025 the Company issued $6.4 million and $3.8 million, respectively, in refunds under this obligation. For the six months ended June 30, 2026 and 2025 the Company issued $11.6 million and $6.6 million, respectively, in refunds under this obligation. As of June 30, 2026 and December 31, 2025, the Company accrued $18.0 million and $17.2 million, respectively, related to anticipated future refunds under this obligation. As a result of executing Amendment 7 to the Administration Agreement with PMI on November 14, 2025, all Transaction Fee refunds issued by PFL are now reimbursed by PMI and recorded in the Administration Fee Revenue – Related Party account on the consolidated statements of operations.
Loan Purchase Commitments
Under the terms of PFL’s agreement with WebBank, PFL is committed to purchase $32.6 million of Borrower Loans that WebBank originated during the last two business days of the quarter ended June 30, 2026. PFL will purchase these Borrower Loans within the first three business days of the quarter ending September 30, 2026.
Repurchase Obligation
Under the terms of the loan purchase agreements between PFL and investors that participate in the Whole Loan Channel, PFL may, in certain circumstances, become obligated to repurchase a Borrower Loan from an investor. Generally, these circumstances include the occurrence of verifiable identity theft, the failure to properly follow personal loan listing or bidding protocols, or a violation of the applicable federal, state, or local lending laws. The fair value of the indemnification and repurchase obligation is estimated based on historical experience. PFL recognizes a liability for the repurchase and indemnification obligation when the Borrower Loans are issued. Indemnified or repurchased Borrower Loans associated with violations of federal, state, or local lending laws or verifiable identity theft are written off at the time of repurchase or at the time an indemnification payment is made. The maximum potential amount of future payments associated under this repurchase obligation is the outstanding balances of the Borrower Loans issued through the Whole Loan Channel, which as of June 30, 2026 is $4.2 billion. PFL has accrued $0.3 million and $0.3 million as of June 30, 2026 and December 31, 2025, respectively, in regard to this obligation.
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
Prosper has accrued for various legal and cybersecurity software costs incurred related to this incident that are not covered by insurance at the PMI corporate level. Due to the significant uncertainties involved, Prosper is not able to accurately predict the ultimate outcome of this incident, or estimate a loss or range of loss that Prosper may incur. Accordingly, Prosper has not recorded a provision for any estimated losses in respect to the incident as of June 30, 2026.
9. Related Parties
Since inception, PFL has engaged in various transactions with its directors, executive officers, PMI, and immediate family members and other affiliates of its directors, executive officers, and PMI. PFL believes that all of the transactions described below were made on terms no less favorable to PFL than could have been obtained from unaffiliated third parties.
PFL’s executive officers and directors who are not executive officers participate in its marketplace by placing bids and purchasing Notes. The aggregate amount of the Notes purchased and the income earned by parties deemed to be related parties of PFL for the three and six months ended June 30, 2026 and 2025 are summarized below (in thousands):

	Aggregate Amount of Notes Purchased		Interest Earned on Notes
	Three Months Ended June 30,		Three Months Ended June 30,
Related Party	2026	2025	2026	2025
Executive officers and management	$2	$1	$1	$2
Directors (excluding executive officers and management)	—	—	—	—
Total	$2	$1	$1	$2

	Aggregate Amount of Notes Purchased		Interest Earned on Notes
	Six Months Ended June 30,		Six Months Ended June 30,
Related Party	2026	2025	2026	2025
Executive officers and management	$3	$3	$2	$4
Directors (excluding executive officers and management)	—	—	—	—
Total	$3	$3	$2	$4
The balance of Notes held by officers and directors who are not executive officers are as follows (in thousands):

	Notes Balance as of
Related Party	June 30, 2026	December 31, 2025
Executive officers and management	$20	$27
Directors (excluding executive officers and management)	—	—
Total	$20	$27

10. Significant Concentrations
PFL is dependent on third-party funding sources such as banks, credit unions, asset managers, investment funds and insurance companies to provide the funds to allow WebBank to originate Borrower Loans that the third-party funding sources will later purchase. PFL receives all of its personal loan transaction fee revenue from WebBank for its services in facilitating originations of Borrower Loans issued by WebBank. The rate of the transaction fee for each individual Borrower Loan is based on the term and credit grade of the Borrower Loan and currently ranges from 1.00% to 9.99% for newly originated loans. No individual borrower or investor accounted for 10% or more of consolidated net revenue for any of the periods presented.
Of all Borrower Loans originated in the three months ended June 30, 2026, three individual third parties purchased 43.3%, 13.1% and 11.4% of all Borrower Loans originated. For the three months ended June 30, 2025, four individual third parties purchased 17.0%, 14.0%, 12.9%, and 10.9% of all Borrower Loans originated. Of all Borrower Loans originated in the six months ended June 30, 2026, one individual third parties purchased 47.8% of all Borrower Loans originated. For the six months ended June 30, 2025, four individual third parties purchased 15.5%, 13.8%, 13.5%, and 13.4% of all Borrower Loans originated. These purchases indicate that a significant portion of PFL’s business is dependent on funding through the Whole Loan Channel, through which 95% and 94% of Borrower Loans were originated for the three months ended June 30, 2026 and 2025, respectively, and through which 95% and 93% of Borrower Loans were originated for the six months ended June 30, 2026 and 2025, respectively.

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
For the year ended December 31, 2025, our marketplace facilitated $2.7 billion in Borrower Loan originations, of which $2.5 billion were funded through our Whole Loan Channel, representing 94% of the total Borrower Loans originated through our marketplace during this period. For the three months ended June 30, 2026, our marketplace facilitated $809.8 million in Borrower Loan originations, an increase of 15% from the same period in 2025. The percentage of loans funded through the Whole Loan Channel for the three months ended June 30, 2026 was 95%. From inception through June 30, 2026, our marketplace has facilitated $32.1 billion in Borrower Loan originations, of which $29.0 billion were funded through our Whole Loan Channel, representing 90% of the total Borrower Loans originated through our marketplace during this period.
We believe our Credit Card product provides consumers working to build their credit profile with affordable access to the credit they need, when they need it, as well as tools and resources to help them stay on track with their personal finances. As with the Personal Loan product, we manage the credit risk associated with our Credit Card borrowers through a combination of public and proprietary data. From the launch of the Credit Card product through June 30, 2026, approximately 608,000 Credit Card accounts have been booked through our platform, and borrowers have spent $1.5 billion on their Prosper Credit Cards.
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
Recent Developments
In June 2026, we started offering Borrower Loans with 72-month terms through our marketplace, as an expansion to our existing offering of 24-, 36-, 48- and 60-month loan terms. Borrower Loans with these expanded terms were available solely for investment through our Whole Loan Channel as of June 30, 2026.

Key Operating and Financial Metrics (in thousands)
The following table displays our key operating and financial metrics for six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Personal Loan Originations	$809,828	$703,416	$1,540,671	$1,274,952
Transaction Fees, Net	71,054	61,252	133,143	113,330
Personal Loan Serviced Portfolio (1)	4,395,341	3,907,915	4,395,341	3,907,915
Whole Loans Outstanding (1)	4,164,136	3,632,920	4,164,136	3,632,920
Prosper Credit Card Portfolio (1) (2)	448,682	374,120	448,682	374,120
Servicing Fees, Net	7,816	7,385	16,297	14,742
Total Net Revenues	71,358	51,650	129,726	94,314
Net Income	6,381	(57,727)	71,032	(7,352)
Adjusted EBITDA (3)	17,690	8,338	24,429	6,471
(1) Unpaid principal balance as of June 30
(2) Total of Prosper Allocations, Coastal Allocations and securitized PMCC 2024-1 Credit Card receivables
(3) Adjusted EBITDA is a non-GAAP financial measure. For more information regarding this measure and the reconciliation to Net Income (Loss), the most comparable US GAAP measure, see “Non-GAAP Financial Measure - Adjusted EBITDA.”

Personal Loan Originations
From inception of the Company through June 30, 2026, a total of 2,425,781 Borrower Loans, totaling $32.1 billion were originated through our marketplace.
For the three months ended June 30, 2026, 50,768 Borrower Loans totaling $809.8 million were originated through our marketplace, compared to 42,949 Borrower Loans totaling $703.4 million during the three months ended June 30, 2025. This represents a unit increase of 18% and a dollar increase of 15%. The originations increase for the quarter ended June 30, 2026 versus the quarter ended June 30, 2025 is primarily due to increased third-party investor demand, updated underwriting models, lower interest rates and a new customer acquisition channel.
Personal loan origination volume by Prosper Rating was as follows for the periods presented (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	Amount	%	Amount	%	Amount	%	Amount	%
AA	$122.2	15%	$99.9	14%	$241.8	16%	$183.6	14%
A	216.2	27%	125.5	18%	425.5	28%	230.1	18%
B	149.0	17%	147.4	21%	276.6	18%	266.2	22%
C	101.5	13%	68.2	9%	191.4	12%	112.5	9%
D	86.9	11%	69.3	10%	162.5	11%	112.6	9%
E	89.0	11%	91.1	13%	161.6	10%	164.6	13%
Other (1)	45.0	6%	102.0	15%	81.3	5%	205.4	16%
Total	$809.8		$703.4		$1,540.7		$1,275.0
(1) Represents personal loans funded through the Prosper platform via the Whole Loan Channel but not assigned Prosper Ratings.
For the three and six months ended June 30, 2026, compared to the corresponding periods in 2025, Personal Loan originations on the Prosper platform reflect increased originations across most loan ratings. Loans not assigned Prosper ratings are sold only to institutional investors based on specific underwriting criteria and custom risk models developed by those investors. These loans decreased from the prior year primarily as a result of our updated underwriting models, which resulted in the assignment of Prosper ratings to a greater number of loans, and reduced risk appetite from investors that purchase loans without Prosper ratings.

Personal Loan Serviced Portfolio and Whole Loans Outstanding
Our Personal Loan serviced portfolio consists of all Borrower Loans that we service both through the Note and Whole Loan Channels. Borrower Loans funded through the Whole Loan Channels include loans that we hold in consolidated trusts, as well as those sold to third parties. Our Personal Loan serviced portfolio increased $487.4 million, or 12%, from June 30, 2025 to June 30, 2026. This increase is primarily due to increased originations for the three and six months ended June 30, 2026, as compared to the corresponding periods in the prior year.
The outstanding balance of Borrower Loans sold through our Whole Loan Channel serves as a primary driver of our Servicing Assets. Whole loans outstanding increased $531.2 million, or 15%, from June 30, 2025 to June 30, 2026, due primarily to the year-over-year increase in originations discussed above.
Prosper Credit Card Portfolio
Our Credit Card portfolio consists of the outstanding principal balance of all Prosper-branded Credit Cards originated through our partnership with Coastal Community Bank (“Coastal”). From June 30, 2025 to June 30, 2026, the principal balance of the Credit Card portfolio increased $74.6 million, or 20%, due to increases in the number of active Credit Cards and cardholder spend during this time.
Net Income (Loss)
See the section titled “Results of Operations” below, for the discussion on significant changes in Net Income (Loss) year-over-year.
Results of Operations
Overview
The following tables summarize our net income (loss) for the three and six months ended June 30, 2026 and 2025 (in thousands, except percentage):

	Three Months Ended June 30,
	2026	2025	Change	% Change
Total Net Revenues	$71,358	$51,650	$19,708	38%
Total Expenses	64,677	109,349	(44,672)	41%
Net Income (Loss) Before Taxes	6,681	(57,699)	64,380	n/m
Income Tax Expense	(300)	(28)	(272)	971%
Net Income (Loss)	$6,381	$(57,727)	$64,108	n/m
n/m: not meaningful

	Six Months Ended June 30,
	2026	2025	Change	% Change
Total Net Revenues	129,726	94,314	$35,412	38%
Total Expenses	58,356	101,610	(43,254)	(43)%
Net Income (Loss) Before Taxes	71,370	(7,296)	78,666	n/m
Income Tax Expense	(338)	(56)	(282)	504%
Net Income (Loss)	$71,032	$(7,352)	$78,384	n/m
n/m: not meaningful

Total Net Revenues for the three months ended June 30, 2026 increased $19.7 million, or 38%, as compared to the same period in 2025. The increase was largely attributable to an $10.2 million increase to Total Net Revenues from Change in Fair Value of Financial Instruments, primarily due to an increase in the fair value of our Credit Card Derivative, reflective of growth in the underlying Credit Card portfolio, as well as decreased charge-offs and estimated loss rates (including the impact of the change in estimate related to Credit Card loss rates discussed below). There was also a $9.8 million increase in Transaction Fees, Net, primarily as a result of higher Personal Loan origination volume during this period, as discussed above. In addition, there was a combined $2.4 million increase in Total Net Revenues from Servicing Fees, Net, and Loss on Sale of Borrower Loans, primarily due to higher Personal Loan originations, the increase in whole loans outstanding during this period and decreases in incentives provided to whole loan investors (“incentives”). We also lowered our Personal Loan market servicing rate in September 2025, increasing the valuation of the underlying Servicing Asset. These increases were partially offset by a $1.7 million decrease in Total Interest Income (Expense), Net, due largely to a decrease in the outstanding balance of personal loans held in consolidated trusts, as well as lower interest rates, which reduced interest income generated from the securitized Credit Card portfolio. Finally, Other Revenues decreased $1.0 million year-over-year, due primarily to lower credit referral fees, and certain one-time miscellaneous Credit Card fees earned in the second quarter of 2025.
Total Expenses include the Change in Fair Value of Convertible Preferred Stock Warrants, which is in turn driven by changes in the fair value of the outstanding Convertible Preferred Stock. The loss recognized related to this item was $5.9 million for the three months ended June 30, 2026, which compared to a loss of $59.4 million for the corresponding period in 2025, due to the timing of warrant exercises and changes in the fair value of the underlying Convertible Preferred Stock for these periods. Other components of Total Expenses increased $8.7 million for the three months ended June 30, 2026, as compared to the same period in 2025, primarily due to a combined $9.8 million increase in Origination and Servicing, Sales and Marketing and General and Administrative expenses, as costs increased primarily due to higher Personal Loan originations and growth in the Credit Card portfolio. These increases were partially offset by a $1.0 million decrease in Interest Expense on Term Loans, as a result of the lower interest rate on the new Term Loan we closed in November 2025 (see Note 11 of the accompanying condensed consolidated financial statements). Accordingly, the net income for the three months ended June 30, 2026 increased $64.1 million when compared to the net loss for the three months ended June 30, 2025.
Total Net Revenues for the six months ended June 30, 2026 increased $35.4 million, or 38%, as compared to the same period in 2025. The increase was largely attributable to: (i) a $22.1 million increase to Total Net Revenues from Change in Fair Value of Financial Instruments, primarily due to an increase in the fair value of our Credit Card Derivative, reflective of growth in the underlying Credit Card portfolio, as well as decreased charge-offs and estimated loss rates (including the impact of the change in estimate related to Credit Card loss rates discussed below) and (ii) a $19.8 million increase in Transaction Fees, Net, primarily as a result of higher Personal Loan origination volume during this period, as discussed above. In addition, there was a $1.6 million increase in Servicing Fees, Net, due primarily to increased Personal Loan servicing income, generally consistent with the increase in whole loans outstanding during this period. We also lowered our Personal Loan market servicing rate in September 2025, increasing the Servicing Asset and Servicing Fees, Net. These increases were partially offset by a $4.8 million decrease in Total Interest Income (Expense), Net, due largely to a decrease in the outstanding balance of personal loans held in consolidated trusts, as well as lower interest rates, which reduced interest income generated from the securitized Credit Card portfolio. Additionally, Loss on Sale of Borrower Loans increased $1.7 million from the prior year, primarily as a result of additions to the estimated performance-based payment liability year-over-year. Finally, Other Revenues decreased $1.5 million year-over-year, due primarily to lower credit referral fees, and certain one-time miscellaneous Credit Card fees earned in the second quarter of 2025.
Total Expenses include the Change in Fair Value of Convertible Preferred Stock Warrants, which is in turn driven by changes in the fair value of the outstanding Convertible Preferred Stock. There were gains recognized related to this item of $58.0 million for the six months ended June 30, 2026, which compared to a loss of $2.1 million for the corresponding period in 2025, due to the timing of warrant exercises and changes in the fair value of the underlying Convertible Preferred Stock for these periods. Other components of Total Expenses increased $16.9 million for the six months ended June 30, 2026, as compared to the same period in 2025, primarily due to a combined $19.2 million increase in Origination and Servicing, Sales and Marketing and General and Administrative expenses, as costs increased primarily due to higher Personal Loan originations and growth in the Credit Card portfolio. These increases were partially offset by a $2.1 million decrease in Interest Expense on Term Loans, as a result of the lower interest rate on the new Term Loan we closed in November 2025 (see Note 11 of the accompanying condensed consolidated financial statements). Accordingly, the net income for the six months ended June 30, 2026 increased $78.4 million when compared to the net loss for the six months ended June 30, 2025.

Revenues
The following table summarizes our revenues for the three and six months ended June 30, 2026 and 2025 (in thousands, except percentages):

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
Operating Revenues:
Transaction Fees, Net	$71,054	$61,252	$9,802	16%
Servicing Fees, Net	7,816	7,385	431	6%
Loss on Sale of Borrower Loans	(13,684)	(15,671)	1,987	13%
Other Revenues	1,810	2,807	(997)	(36)%
Total Operating Revenues	66,996	55,773	11,223	20%

Interest Income (Expense):
Interest Income on Financial Instruments	15,719	21,066	(5,347)	(25)%
Interest Expense on Financial Instruments	(11,779)	(15,432)	3,653	24%
Total Interest Income (Expense), Net	3,940	5,634	(1,694)	(30)%
Change in Fair Value of Financial Instruments	422	(9,757)	10,179	n/m
Total Net Revenues	$71,358	$51,650	$19,708	38%
n/m: not meaningful

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
Operating Revenues:
Transaction Fees, Net	$133,143	113,330	$19,813	17%
Servicing Fees, Net	16,297	14,742	1,555	11%
Loss on Sale of Borrower Loans	(30,959)	(29,247)	(1,712)	(6)%
Other Revenues	3,465	4,996	(1,531)	(31)%
Total Operating Revenues	121,946	103,821	18,125	17%

Interest Income (Expense):
Interest Income on Financial Instruments	31,968	44,367	(12,399)	(28)%
Interest Expense on Financial Instruments	(24,145)	(31,761)	7,616	24%
Total Interest Income (Expense), Net	7,823	12,606	(4,783)	(38)%
Change in Fair Value of Financial Instruments	(43)	(22,113)	22,070	100%
Total Net Revenues	$129,726	$94,314	$35,412	38%
Transaction Fees, Net
We earn a transaction fee upon the successful origination of all Borrower Loans facilitated through our marketplace. Specifically, we receive payments from WebBank as compensation for the activities we perform on its behalf. Transaction fees are determined by the term and credit grade of the underlying Borrower Loans and range from 1.00% to 9.99% of the initial principal balance. We record transaction fee revenue net of any directly related fees paid to WebBank. For Borrower Loans originated prior to May 6, 2026, transaction fees exceeding 5.0% are refundable on a pro-rata basis upon full prepayment prior to maturity, as required by Utah law, where WebBank is domiciled. Changes in the estimated liability for prepayment refunds are recorded as variable consideration and reduce transaction fee revenues. Borrower Loans originated on or after May 6, 2026, are no longer subject to this refund requirement under Utah law, and we expect the refund liability to decrease over time, which we expect will result in an increase in transaction fee revenues.
In addition, Transaction Fees, Net also includes program fees earned from our Credit Card product, such as interchange fees, annual fees and late fees.
Transaction Fees, Net increased $9.8 million, or 16% and $19.8 million, or 17%, for the three and six months ended June 30, 2026, respectively, as compared to the corresponding periods in 2025, primarily due to the increased Personal Loan originations discussed above. For the three month period, the increase is also reflective of the impact of the prepayment refund liability decrease following the change in Utah law effective May 6, 2026, as discussed above.

We recognized approximately $8.6 million and $16.5 million in program fees under our Credit Card product for the three and six months ended June 30, 2026, respectively, which represented $1.4 million and $2.1 million increases from the corresponding periods in 2025. These increases are primarily reflective of growth in the underlying Credit Card portfolio during this time.
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

The increase of $0.4 million, or 6% in Servicing Fees, Net for the three months ended June 30, 2026, as compared to the corresponding period in 2025, is primarily due to a $1.0 million increase in net collections and debt sale fees, due to growth in our Personal Loan servicing book and Credit Card portfolio, and our enhanced collections and recovery efforts. Additionally, Personal Loan servicing revenue from servicing fees collected, net of amortization of the Servicing Asset, increased $0.4 million from the prior year. This is reflective of both (a) the growth in the underlying servicing book discussed above, as well as (b) the reduction in the estimated market servicing rate used to value the Servicing Asset from 63.3 basis points to 59.3 basis points in September 2025. These increases were partially offset by a $1.2 million decrease in Servicing Fees related to increases in the fair value of the net Credit Card servicing obligation. This is due in part to the growth in the underlying Credit Card portfolio, as well as a change in estimate starting in the first quarter of 2026 related to the default rate applied to the cash flows that drive the Credit Card servicing obligation. This change is further discussed in Note 8, Fair Value of Assets and Liabilities, of the accompanying condensed consolidated financial statements.
The increase of $1.6 million, or 11%, in Servicing Fees for the six months ended June 30, 2026, as compared to the corresponding period in 2025, is primarily due to a $1.4 million increase in Personal Loan servicing revenue from servicing fees collected, net of amortization of the Servicing Asset, reflective of both (a) the growth in the underlying servicing book discussed above, as well as (b) the reduction in the estimated market servicing rate used to value the Servicing Asset from 63.3 basis points to 59.3 basis points in September 2025. Additionally, there was a $1.4 million increase in net collections and debt sale fees, due to growth in our Personal Loan servicing book and Credit Card portfolio, and our enhanced collections and recovery efforts. We also recognized a $0.4 million increase in Servicing Fees from miscellaneous Credit Card fees.
These increases were partially offset by a $1.7 million decrease in Servicing Fees related to increases in the fair value of the net Credit Card servicing obligation. This is due in part to the growth in the underlying Credit Card portfolio, as well as a change in estimate starting in the first quarter of 2026 related to the default rate applied to the cash flows that drive the Credit Card servicing obligation. This change is further discussed in Note 8, Fair Value of Assets and Liabilities, of the accompanying condensed consolidated financial statements.
Loss on Sale of Borrower Loans
We recognize a Gain or Loss on Sale of Borrower Loans based on the net proceeds received on a sale through the Whole Loan Channel, less the fair value of the Borrower Loans sold. The net proceeds of the sale represent the fair value of any assets obtained or liabilities incurred as part of the transaction, including, but not limited to Servicing Assets, retained securities, incentives and repurchase obligations provided or received at the time of sale. We also record changes in the estimated investor performance-based payment liability in Gain or Loss on Sale of Borrower Loans.
For the three months ended June 30, 2026, the Loss on Sale of Borrower Loans decreased $2.0 million (increasing Total Net Revenues), primarily due to a $1.3 million increased gain from the recognition of additional Servicing Assets upon the sale of Personal Loans through the Whole Loan Channel. This gain also includes the impact of the market servicing rate used to value the Servicing Assets decreasing from 63.3 bps to 59.3 basis points in September 2025. There was also a $2.0 million decrease in incentives provided to whole loan investors, partially offset by a $1.4 million increase in additions to the performance-based payment liability.
For the six months ended June 30, 2026, the Loss on Sale of Borrower Loans increased $1.7 million (decreasing Total Net Revenues), primarily due to a $5.0 million increase from changes in the performance-based payment liability, partially offset by a $0.4 million decrease in incentives provided to whole loan investors. Excluding these items, the remaining change in Loss on Sale of Borrower Loans for the six months ended June 30, 2026, as compared to the same period in 2025, was an increased gain of $2.9 million, primarily due to the recognition of additional Servicing Assets upon the sale of Personal Loans through the Whole Loan Channel, as the market servicing rate used to value the Servicing Assets decreased from 63.3 bps to 59.3 basis points in September 2025.
Other Revenues
Other Revenues consists primarily of credit referral fees earned from partner companies for the referral of customers from our platform, as well as net volume-based fees from our Credit Card network partner, and miscellaneous fees from our Credit Card banking partner. Of the total $1.0 million and $1.5 million decreases in Other Revenues for the three and six months ended June 30, 2026, respectively, approximately $0.5 million and $1.2 million related to credit referral fees. In addition, net Credit Card fees decreased $0.6 million and $0.5 million for these respective periods, primarily due to certain one-time miscellaneous fees earned from our Credit Card banking partner in the second quarter of 2025.
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
The decrease of $1.7 million, or 30%, in Total Interest Income (Expense), Net for the three months ended June 30, 2026, as compared to the corresponding period in 2025, was primarily due to a $0.9 million decrease in Total Interest Income (Expenses), Net generated from securitized Borrower Loans, net of interest expense and setup cost amortization incurred on the Notes Issued by Securitization Trust, which is primarily reflective of the lower average outstanding balance of loans held in consolidated trusts year-over-year, as well as the related decrease in the associated financing liabilities as a result of principal repayments. In addition, there was a $0.7 million decrease in Total Interest Income (Expenses), Net from the underlying securitized Credit Card receivables included within Receivable from Credit Card Partner, less interest expense and setup cost amortization incurred on the related Notes Issued by Securitization Trust. This decrease is primarily reflective of lower interest rates during this time.
The decrease of $4.8 million, or 38%, in Total Interest Income (Expense), Net for the six months ended June 30, 2026, as compared to the corresponding period in 2025, was primarily due to a $2.4 million decrease in Total Interest Income (Expenses), Net generated from the underlying securitized Credit Card receivables included within Receivable from Credit Card Partner, less interest expense and setup cost amortization incurred on the related Notes Issued by Securitization Trust. This decrease is primarily reflective of lower interest rates during this time. In addition, there was a $2.0 million decrease in Total Interest Income (Expense), Net generated from securitized Borrower Loans, net of interest expense and setup cost amortization incurred on the Notes Issued by Securitization Trust, which is primarily reflective of the lower average outstanding balance of loans held in consolidated trusts year-over-year, as well as the related decrease in the associated financing liabilities as a result of principal repayments. Finally, Total Interest Income (Expense), Net from securitization bank accounts, servicing revenue related to fractional Notes, and Borrower Loans we hold for investment decreased a combined $0.3 million from the prior year.
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
Fluctuation Analysis

For the three months ended June 30, 2026 and 2025, the Change in Fair Value of Financial Instruments was a gain of $0.4 million and a loss of $9.8 million, respectively. The increase in the gain for this period of $10.2 million was largely driven by the Credit Card Derivative. For the three months ended June 30, 2026, fair value changes related to future cash flows resulted in a gain of $3.3 million, and the net impact of realized transactions resulted in a gain of $1.6 million. This compares to the corresponding period in the prior year, when fair value changes resulted in a loss of $0.5 million, and the net impact of realized transactions resulted in a loss of $3.0 million. As discussed in Note 8, Fair Value of Assets and Liabilities, of the accompanying condensed consolidated financial statements, there was a change in estimate effective March 31, 2026, related to the default rate applied to the cash flows that drive the Credit Card Derivative. This change resulted in an increase to the Credit Card Derivative of $5.2 million on the effective date. Remaining fluctuations in gains and losses on the Credit Card Derivative for this period are due primarily to growth in the underlying non-securitized Credit Card portfolio from the prior year, as well as lower loss rates.
For the Receivable from Credit Card Partner, we recognized a $0.1 million gain from changes in fair value related to future cash flows and $3.9 million in net charge-offs for the three months ended June 30, 2026. This compares to the corresponding period in the prior year, when we recognized a $0.4 million loss from changes in fair value related to future cash flows and $4.3 million in net charge-offs. Because of the minimum contractual ratio of Credit Card receivables to outstanding Notes issued by PMCC 2024-1, the underlying securitized Credit Card portfolio has remained generally flat year-over-year, limiting the impact of fair value changes related to future cash flows.
In addition, there was a decrease in the net loss from securitized Borrower Loans year-over-year, due primarily to the overall decrease in the average balance of loans held in consolidated securitization trusts during this time, as these loans continue to season. For the three months ended June 30, 2026, the loss from changes in the fair value of securitized Borrower Loans was $0.8 million, due to a $1.1 million gain from fair value adjustments, offset by $1.9 million in net charge-offs. This compares to the same period in the prior year, when the loss from changes in the fair value of securitized Borrower Loans was $2.1 million, due to a $2.3 million gain from fair value adjustments, offset by $4.3 million in net charge-offs.
The net impact to the Change in Fair Value of Financial Instruments for fractional Borrower Loans and Notes (as well as the population of whole loans that are owned directly by our wholly-owned subsidiary PFL) was a gain of $0.1 million for the three months ended June 30, 2026, due to the borrower payment-dependent structure described above, offset by certain timing factors related to the receipt of borrower payments. During the same period in 2025, the net impact from these fractional Borrower Loans and Notes (as well as the population of whole loans that are owned directly by PFL) was a gain of $0.4 million.
For the six months ended June 30, 2026 and 2025, the Change in Fair Value of Financial Instruments were losses of less than $0.1 million and $22.1 million, respectively. The decrease in the loss for this period of $22.1 million was largely driven by the Credit Card Derivative. For the six months ended June 30, 2026, fair value changes related to future cash flows resulted in a gain of $7.7 million, and the net impact of realized transactions resulted in a gain of $2.8 million. This compares to the corresponding period in the prior year when fair value changes resulted in a loss of $2.3 million, and the net impact of realized transactions resulted in a loss of $7.8 million. These changes are primarily reflective of growth in the underlying non-securitized Credit Card portfolio, lower loss rates and the change in estimate made in the first quarter of 2026 referenced above.
In addition, there was a decrease in the net loss from securitized Borrower Loans year-over-year, due primarily to the overall decrease in the average balance of loans held in consolidated securitization trusts during this time, as these loans continue to season. For the six months ended June 30, 2026, the loss from changes in the fair value of securitized Borrower Loans was $2.1 million, due to a $2.3 million gain from fair value adjustments, offset by $4.4 million in net charge-offs. This compares to the same period in the prior year, when the loss from changes in the fair value of securitized Borrower Loans was $5.2 million, due to a $4.6 million gain from fair value adjustments, offset by $9.9 million in net charge-offs.
These decreases in the net loss were partially offset by the Receivable from Credit Card Partner, for which we recognized a $0.3 million loss from changes in fair value related to future cash flows and $7.7 million in net charge-offs for the six months ended June 30, 2026. This compares to the corresponding period in the prior year, when we recognized a $0.4 million loss from changes in fair value related to future cash flows and $6.2 million in net charge-offs. Because of the minimum contractual ratio of Credit Card receivables to outstanding Notes issued by PMCC 2024-1, the underlying securitized Credit Card portfolio has remained generally flat year-over-year, limiting the impact of fair value changes related to future cash flows.
The net impact to the Change in Fair Value of Financial Instruments for fractional Borrower Loans and Notes (as well as the population of whole loans that are owned directly by our wholly-owned subsidiary PFL) was a loss of $0.5 million for the six months ended June 30, 2026, due to the borrower payment-dependent structure described above, offset by certain timing factors related to the receipt of borrower payments. During the same period in 2025, the net impact from these fractional Borrower Loans and Notes (as well as the population of whole loans that are owned directly by PFL) was a loss of $0.2 million.

The following table details the components of Changes in Fair Value of Financial Instruments for the three and six months ended June 30, 2026 and 2025, respectively (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Assets:
Borrower Loans	$(5,707)	(5,614)	$(13,431)	$(13,948)
Credit Card Derivative (includes gains and losses from settled transactions)	4,898	(3,199)	10,522	(9,647)
Receivable from Credit Card Partner	(3,827)	(4,912)	(7,917)	(7,011)

Liabilities:
Notes	5,058	3,968	10,783	8,493
Total	$422	$(9,757)	$(43)	$(22,113)
Expenses
The following tables summarize our expenses for the three and six months ended June 30, 2026 and 2025 (in thousands, except percentages):

	Three Months Ended June 30,
	2026	2025	Change	% Change
Expenses
Origination and Servicing	$13,472	$11,967	$1,505	13%
Sales and Marketing	21,262	14,517	6,745	46%
General and Administrative - Research and Development	6,022	5,410	612	11%
General and Administrative - Other	16,932	15,976	956	6%
Change in Fair Value of Convertible Preferred Stock Warrants	5,941	59,359	(53,418)	(90)%
Interest Expense on Term Loans	1,995	2,979	(984)	(33)%
Other Income, Net	(947)	(859)	(88)	10%
Total Expenses	$64,677	$109,349	$(44,672)	41%

	Six Months Ended June 30,
	2026	2025	Change	% Change
Expenses
Origination and Servicing	27,850	23,642	$4,208	18%
Sales and Marketing	40,281	27,949	12,332	44%
General and Administrative - Research and Development	11,581	10,131	1,450	14%
General and Administrative - Other	34,550	33,349	1,201	4%
Change in Fair Value of Convertible Preferred Stock Warrants	(58,008)	2,133	(60,141)	n/m
Interest Expense on Term Loan	3,977	$6,055	(2,078)	(34)%
Other Income, Net	(1,875)	(1,649)	(226)	14%
Total Expenses	$58,356	$101,610	$(43,254)	(43)%
n/m: not meaningful
The following table reflects full-time employees as of June 30, 2026 and 2025 by functional area:

	June 30, 2026	June 30, 2025
Origination and Servicing	87	90
Sales and Marketing	26	23
General and Administrative - Research and Development	109	104
General and Administrative - Other	161	165
Total Headcount	383	382
Origination and Servicing
Origination and Servicing costs consist primarily of salaries, benefits and stock-based compensation expense related to our capital markets, collections, customer support and payment processing employees and vendor costs associated with facilitating and servicing personal loans and our Credit Card product. The increase for the three months ended June 30, 2026, of $1.5 million, or 13%, as compared to the corresponding period in 2025, is primarily due to a $0.6 million increase in depreciation, reflecting the increased balance of internal-use software during this time. In addition, there was a $0.6 million increase in servicing and origination costs and a $0.4 million increase in compensation costs, driven by overall growth in our Personal Loan and Credit Card products during this time.
The increase for the six months ended June 30, 2026 of $4.2 million, or 18%, as compared to the corresponding period in 2025, is primarily due to a $2.1 million increase in depreciation, reflecting the increased balance of internal-use software during this time. In addition, servicing and origination costs increased $1.0 million, and compensation costs increased $0.9 million, driven by overall growth in our Personal Loan and Credit Card products during this time.
Sales and Marketing
Sales and Marketing costs consist primarily of affiliate marketing, search engine marketing, online and offline campaigns, email marketing, public relations and direct mail marketing, as well as compensation expenses such as wages, benefits and stock-based compensation for the employees who support these activities. For the three months ended June 30, 2026, the increase of $6.7 million, or 46%, from the corresponding period in 2025, is due primarily to an overall increase in marketing and advertising costs, including direct mail marketing costs of $4.0 million and marketing partnership costs of $2.2 million. This is generally in line with the increase in Personal Loan originations and growth in our Credit Card portfolio during this time. In addition, compensation expense and outsourced services costs increased a combined $0.4 million from the prior year, generally in line with an increase in headcount during this time, as well as the Personal Loan and Credit Card growth referenced above.
For the six months ended June 30, 2026, the increase of $12.3 million, or 44%, from the corresponding period in 2025, is due primarily to an overall increase in marketing and advertising costs, including direct mail marketing costs of $7.3 million and marketing partnership costs of $5.3 million. This is generally in line with the increase in Personal Loan originations and growth in our Credit Card portfolio during this time, which also contributed to a $0.4 million increase in outsourced services. These increases were partially offset by a $0.8 million decrease in compensation expense, including one-time severance costs incurred in the prior year.
General and Administrative – Research and Development
General and Administrative – Research and Development costs consist primarily of salaries, benefits and stock-based compensation expense related to our engineering and product development employees, as well as related vendor costs. The increase in General and Administrative – Research and Development for the three months ended June 30, 2026, of $0.6 million, or 11%, from the corresponding period in the prior year is primarily due to a $0.6 million increase in compensation costs, reflective of increased headcount and the reinstatement of 401(k) employer contributions at the start of 2026. Additionally, there was a $0.2 million increase in outsourced services to further support the growth in our operations. These increases were partially offset by a $0.2 million year-over-year increase in capitalized internal-use software and web development costs (decreasing the expense). Specifically, these capitalized costs were $4.0 million and $3.8 million for the three months ended June 30, 2026 and 2025, respectively.
The increase in General and Administrative – Research and Development for the six months ended June 30, 2026, of $1.5 million, or 14%, from the corresponding period in the prior year is primarily due to a $1.2 million increase in compensation costs, reflective of increased headcount and the reinstatement of 401(k) employer contributions at the start of 2026. Additionally, there was a $0.2 million increase in outsourced services to further support the growth in our operations. These increases were partially offset by a $0.1 million increase in capitalized internal-use software and web development costs (decreasing the expense). Specifically, these capitalized costs were $7.7 million and $7.5 million for the six months ended June 30, 2026 and 2025, respectively.

General and Administrative – Other
General and Administrative – Other expenses consist primarily of salaries, benefits and stock-based compensation expense related to our accounting, finance, risk, legal, compliance, human resources and facilities employees; professional fees related to legal and accounting services; and facilities expenses. The increase in General and Administrative – Other expenses for the three months ended June 30, 2026 of $1.0 million, or 6%, from the corresponding period in the prior year is primarily due to (a) a $0.5 million increase in software and subscription costs, (b) a $0.4 million increase in compensation expense and (c) a $0.2 million increase in cloud computing costs during this time. These increases are reflective of the overall growth in our operations, as well as the reinstatement of the 401k employer contributions at the start of 2026. They were partially offset by a $0.4 million decrease in professional services expenses.
The increase in General and Administrative – Other expenses for the six months ended June 30, 2026 of $1.2 million, or 4%, from the corresponding period in the prior year is primarily due to (a) a $0.6 million increase in compensation expense, (b) a $0.4 million increase in software and subscription costs and (c) a $0.4 million increase in cloud computing costs during this time. These increases are reflective of the overall growth in our operations, as well as the reinstatement of the 401k employer contributions at the start of 2026. They were partially offset by a $0.2 million decrease in professional services expenses and a $0.2 million decrease in depreciation expense.
Change in Fair Value of Convertible Preferred Stock Warrants
Change in Fair Value of Convertible Preferred Stock Warrants was a loss of $5.9 million for the three months ended June 30, 2026, due to an increase in the fair value of the underlying outstanding Convertible Preferred Stock for the period. For the six months ended June 30, 2026, Change in Fair Value of Convertible Preferred Stock Warrants was a gain of $58.0 million, due to a decrease in the fair value of the underlying outstanding Convertible Preferred Stock for the period. Change in Fair Value of Convertible Preferred Stock Warrants were losses of $59.4 million and $2.1 million for the three and six months ended June 30, 2025, respectively, due to increases in the fair value of the underlying Convertible Preferred Stock for those periods.
For the six months ended June 30, 2026, there were four individual exercises of Convertible Preferred Stock Warrants. We record changes in the estimated fair value of the Convertible Preferred Stock Warrants up to the exercise date, at which time the full fair value of the exercised warrants is reclassified from Convertible Preferred Stock Warrant Liability to Convertible Preferred Stock on our consolidated balance sheets.
•On March 19, 2026, one warrant holder exercised 41,833,904 shares of Series F warrants for total proceeds of $0.4 million, and the estimated fair value of these warrants of $42.3 million was reclassified from Convertible Preferred Stock Warrant Liability to Convertible Preferred Stock on our consolidated balance sheet.
•On March 31, 2026, one warrant holder exercised 35,544,141 shares of Series E-1 warrants for total proceeds of $0.4 million, and the estimated fair value of these warrants of $38.7 million was reclassified from Convertible Preferred Stock Warrant Liability to Convertible Preferred Stock on our consolidated balance sheet.
•On May 15, 2026, one warrant holder exercised 41,833,904 shares of Series F warrants for total proceeds of $0.4 million, and the estimated fair value of these warrants of $42.7 million was reclassified from Convertible Preferred Stock Warrant Liability to Convertible Preferred Stock on our consolidated balance sheet.
•On June 15, 2026, one warrant holder exercised 41,833,904 shares of Series F warrants for total proceeds of $0.4 million, and the estimated fair value of these warrants of $47.7 million was reclassified from Convertible Preferred Stock Warrant Liability to Convertible Preferred Stock on our consolidated balance sheet.
Following these exercises, 604,868 of Series F Convertible Preferred Stock Warrants remain outstanding, with a total estimated fair value of $0.7 million.

Interest Expense on Term Loan
We entered into a $75.0 million Term Loan with a third party lender in November 2022. In November 2025, we entered into a new $75.0 million Term Loan with a different third-party lender, and simultaneously repaid the outstanding principal and interest balance of approximately $68.4 million on the old Term Loan. Refer to Note 11, Debt, of the accompanying condensed consolidated financial statements for further information on our Term Loans. We incurred interest costs of $2.0 million and $4.0 million under the new Term Loan for the three and six months ended June 30, 2026, respectively, as compared to $3.0 million and $6.1 million, respectively, under the old Term Loan for the corresponding period in 2025. This decrease is primarily reflective of more favorable interest terms under the new Term Loan, as the interest rate associated with the new Term Loan is four percentage points lower than the old Term Loan. We expect to continue to incur lower interest expense in the future because of this change.
Other Income, Net
Other Income, Net was $0.9 million and $1.9 million for the three and six months ended June 30, 2026, respectively, and primarily consists of interest income on cash and cash equivalents, sublease income and other miscellaneous items. The $0.1 million and $0.2 million increases in Other Income, Net, for the three and six ended June 30, 2026, as compared to the corresponding periods in the prior year, were not considered significant.
Income Tax Expense
Income Tax Expense was $0.3 million and $28 thousand for the three months ended June 30, 2026 and 2025, respectively, and $0.3 million and $56 thousand for the six months ended June 30, 2026 and 2025, respectively. The income tax expense relates to state income tax expense and the amortization of tax deductible goodwill which gives rise to an indefinite-lived deferred tax liability. No other income tax expense or benefit was recorded for the three and six month periods ended June 30, 2026 and 2025 due to a full valuation allowance recorded against our deferred tax assets.
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
The following table presents a reconciliation of Net Income (Loss) to Adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net Income (Loss)	$6,381	$(57,727)	$71,032	$(7,352)
Depreciation expense:
Servicing and Origination	3,374	2,785	7,516	5,464
General and Administration - Other	176	232	338	500
Stock-Based Compensation	331	349	795	676
Change in the Fair Value of Convertible Preferred Stock Warrants	5,941	59,359	(58,008)	2,133
Impact of interest rates on fair value of loans held in consolidated trusts	18	1,069	73	343
Interest Income on Cash and Cash Equivalents	(826)	(736)	(1,632)	(1,404)
Interest Expense on Term Loan	1,995	2,979	3,977	6,055
Income Tax Expense	300	28	338	56
Adjusted EBITDA	$17,690	$8,338	$24,429	$6,471
The increase in Adjusted EBITDA for the three months ended June 30, 2026 of $9.4 million, as compared to the corresponding period in 2025, is primarily reflective of increased net revenues from (i) Transaction Fees, Net, due primarily to the increase in Personal Loan originations during this time, (ii) Change in Fair Value of Financial Instruments, driven largely by growth in the Credit Card portfolio and decreased loss rates and (iii) Loss on Sale of Borrower Loans and Servicing Fees, primarily as a result of the increase in Personal Loan originations, growth in the underlying Personal Loan servicing book and decreased whole loan investor incentives. These increases were partially offset by (i) decreased interest income generated from securitized Personal Loans and Credit Card receivables, and (ii) increased expenses in response to higher Personal Loan originations and growth in the Credit Card portfolio.
The increase in Adjusted EBITDA for the six months ended June 30, 2026 of $18.0 million, as compared to the corresponding period in 2025, is primarily reflective of increased net revenues from (i) Change in Fair Value of Financial Instruments, driven largely by growth in the Credit Card portfolio and decreased loss rates, and (ii) Transaction Fees, Net, driven by the increase in Personal Loan originations during this time. These increases were partially offset by (i) decreased interest income generated from securitized Personal Loans and Credit Card receivables, (ii) increased estimated performance-based payment liabilities and (iii) increased expenses in response to higher Personal Loan originations and growth in the Credit Card portfolio.
Expenses on the condensed consolidated statements of operations include the following amounts of stock-based compensation expense for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Origination and Servicing	$47	$27	$149	$55
Sales and Marketing	18	18	33	35
General and Administrative	266	304	613	586
Total Stock-Based Compensation Expense	$331	$349	$795	$676
Segment Net Revenues and Adjusted EBITDA
Refer to Note 20, Segments, of the accompanying condensed consolidated financial statements for information on our segment reporting, including reconciliations of segment Adjusted EBITDA to Net Income (Loss) Before Income Taxes, as well as details on segment operating expenses.
Effective in the fourth quarter of 2025, we updated our operating and reportable segments to align with strategic business and management reporting changes. This realignment is reflected in the periodic financial reports provided to our Chief Executive Officer, who serves as the chief operating decision maker, for the purposes of evaluating performance, making operating decisions and allocating resources. As a result of these changes, our former Home Equity segment was eliminated and the related products and services are now combined with the Personal Loan segment, which includes both Personal Loan products and services, as well as general corporate expenses. We now have two reportable and operating segments: Personal Loan and Credit Card. Segment information presented for the three and six months ended June 30, 2025, has been recast to conform to the current reportable segment presentation.
The following table summarizes our segment net revenues and segment Adjusted EBITDA for the periods presented (in thousands, except percentages).

	Three Months Ended June 30,
	2026	2025	Change	% Change
Segment Net Revenues
Personal Loan	$60,843	$50,309	$10,534	21%
Credit Card	10,515	1,341	9,174	684%
Subtotal - Reportable Segments	$71,358	$51,650	$19,708	38%

Segment Adjusted EBITDA
Personal Loan	$19,561	14,244	$5,317	37%
Credit Card	(1,871)	(5,906)	4,035	68%
Subtotal - Reportable Segments	$17,690	$8,338	$9,352	112%
n/m: not meaningful

	Six Months Ended June 30,
	2026	2025	Change	% Change
Segment Net Revenues
Personal Loan	$108,202	$91,049	$17,153	19%
Credit Card	21,524	3,265	18,259	559%
Subtotal - Reportable Segments	$129,726	$94,314	$35,412	38%

Segment Adjusted EBITDA
Personal Loan	$26,068	$17,908	$8,160	46%
Credit Card	(1,639)	(11,437)	9,798	86%
Subtotal - Reportable Segments	$24,429	$6,471	$17,958	278%
n/m: not meaningful
Segment Adjusted EBITDA is our primary segment profitability metric, and is calculated as segment revenues less operating expenses that are directly attributable to each individual segment’s products.
Personal Loan
For the three months ended June 30, 2026, Personal Loan segment net revenues increased $10.5 million, or 21%, as compared to the corresponding period in 2025, primarily as a result of (a) a $8.1 million increase in Transaction Fees, Net, due to the impact from higher Personal Loan originations during this time; (b) a $2.0 million increase from Loss on Sale of Borrower Loans, due primarily to increased originations and decreased whole loan investor incentives; (c) a $1.0 million increase in net revenues from Change in Fair Value of Financial Instruments related primarily to securitized Borrower Loans, as described above; and (d) a $0.9 million increase in Servicing Fees, Net, largely from increased servicing fees collected due to growth in the Personal Loan servicing book. These increases were partially offset by (d) a $1.0 million decrease in Total Interest Income (Expense), Net, due primarily to the decrease in the average outstanding principal balance of loans held in securitization trusts during this time; and (f) a $0.4 million decrease in Other Revenues, due primarily to reduced credit referral fees generated from our partners.
For the six months ended June 30, 2026, Personal Loan segment net revenues increased $17.2 million, or 19%, as compared to the corresponding period in 2025, primarily as a result of (a) a $17.0 million increase in Transaction Fees, Net, due to the impact from higher Personal Loan originations during this time; (b) a $2.8 million increase in net revenues from Change in Fair Value of Financial Instruments related primarily to securitized Borrower Loans, as described above; and (c) a $2.4 million increase in Servicing Fees, Net, due to both increased servicing fees as a result of growth in the Personal Loan servicing book, as well as additional collections and debt sale fees. These increases were partially offset by (d) a $2.4 million decrease in Total Interest Income (Expense), Net, due primarily to the decrease in the average outstanding principal balance of loans held in securitization trusts during this time; (e) a $1.7 million decrease in net revenues from Loss on Sale of Borrower Loans, due primarily to an increase in the estimated performance-based payment liability; and (f) a $1.0 million decrease in Other Revenues, due primarily to reduced credit referral fees generated from our partners.
Adjusted EBITDA associated with the Personal Loan segment increased $5.3 million and $8.2 million for the three and six months ended June 30, 2026, respectively, as compared to the corresponding periods in 2025. These increases are primarily reflective of the same factors that drove the respective increases in net revenues discussed above, excluding the impact of interest rates on the fair value of loans held in consolidated trusts, and partially offset by increases of $4.2 million and $8.7 million in segment operating expenses year-over-year for the three and six months ended June 30, 2026, respectively. These increases in segment operating expenses were primarily reflective of increased marketing, compensation, outsourced services, software and cloud computing costs driven by the increase in Personal Loan originations during this time.

Credit Card
For the three months ended June 30, 2026, Credit Card segment net revenues increased $9.2 million as compared to the corresponding period in 2025, primarily as a result of a $9.2 million increase in net revenues from Change in Fair Value of Financial Instruments, primarily related to the Credit Card Derivative, as discussed above. Generally, this increase in net revenues from fair value changes is reflective of growth in the non-securitized portion of the Credit Card portfolio, as well as decreased loss rates. In addition, Transaction Fees, Net increased $1.7 million, primarily due to the growth in the Credit Card portfolio, which resulted in additional annual and interchange fees. These increases were partially offset by a $0.7 million decrease in Total Interest Income (Expense), Net, from the securitized Credit Card receivables underlying the Receivable from Credit Card Partner, as discussed above. Finally, there was a $0.6 million decrease in Other Revenues, largely due to certain one-time miscellaneous fees earned from our Credit Card banking partner in the second quarter of 2025, and a $0.4 million decrease in Servicing Fees, Net, primarily from an increase in the Credit Card servicing obligation attributable to growth in the Credit Card portfolio.
For the six months ended June 30, 2026, Credit Card segment net revenues increased $18.3 million as compared to the corresponding period in 2025, primarily as a result of a $19.3 million increase in net revenues from Change in Fair Value of Financial Instruments, primarily related to the Credit Card Derivative, partially offset by the Receivable from Credit Card Partner, as discussed above. Generally, this increase in net revenues from fair value changes is reflective of growth in the non-securitized portion of the Credit Card portfolio, as well as decreased loss rates. In addition, Transaction Fees, Net increased $2.8 million, primarily due to the growth in the Credit Card portfolio, which resulted in additional annual and interchange fees. These increases were partially offset by a $2.4 million decrease in Total Interest Income (Expense), Net from the securitized Credit Card receivables underlying the Receivable from Credit Card Partner, as discussed above. Finally, there was a $0.9 million decrease in Servicing Fees, Net, primarily from an increase in the Credit Card servicing obligation attributable to growth in the Credit Card portfolio, and a $0.5 million decrease in Other Revenues, largely due to certain one-time miscellaneous fees earned from our Credit Card banking partner in the second quarter of 2025.
Adjusted EBITDA associated with the Credit Card segment increased $4.0 million and $9.8 million for the three and six months ended June 30, 2026, respectively, as compared to the corresponding periods in 2025. These increases are primarily reflective of the same factors that drove the respective increases in net revenues discussed above, partially offset by increases of $5.1 million and $8.5 million in segment operating expenses year-over-year for the three and six months ended June 30, 2026, respectively. These increases in segment operating expenses were largely driven by increased marketing, servicing and compensation costs, which was in line with the increase in the underlying Credit Card portfolio during this time.
LIQUIDITY AND CAPITAL RESOURCES
We have incurred operating losses in prior periods and may continue to incur net losses in the future. For the three months ended June 30, 2026 and 2025, we generated net income of $6.4 million and a net loss of $57.7 million, respectively. For the six months ended June 30, 2026 and 2025, we generated net income of $71.0 million and a net loss of $7.4 million, respectively. These net income and loss totals include the impact from Change in Fair Value of Convertible Preferred Stock Warrants, a non-cash item. Additionally, from our inception through June 30, 2026, we have an accumulated deficit of $608.5 million.
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

The following table summarizes our cash flow activities for the three months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,
	2026	2025
Net Income (Loss)	$6,381	$(57,727)

Net Cash Provided by Operating Activities	62,449	39,352
Net Cash Used in Investing Activities	(2,434)	(2,400)
Net Cash Used in Financing Activities	(16,294)	(38,062)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	43,721	(1,110)
Cash, Cash Equivalents and Restricted Cash at the beginning of the period	171,666	168,786
Cash, Cash Equivalents and Restricted Cash at the end of the period	$215,387	$167,676
Cash, Cash Equivalents and Restricted Cash increased by $43.7 million for the three months ended June 30, 2026, based on the following components:
Operating Activities: $62.4 million in cash was provided by operating activities, due to (a) $34.1 million in cash provided from working capital, primarily due to the timing of loan sales and payments to investors and third-party vendors, (b) $16.4 million in net income, net of non-cash items and (c) $11.9 million in net proceeds from Loans Held for Sale, including securitized Borrower Loans that were previously classified as Loans Held for Sale.
Investing Activities: $2.4 million in cash was used in investing activities, due to (a) $37.9 million in purchases of Borrower Loans, at Fair Value, (b) $16.8 million in purchases of Credit Card receivables from our Credit Card Partner that were sold to the PMCC 2024-1 securitization and (c) $3.7 million in purchases of property and equipment, primarily consisting of internal-use software, partially offset by (d) $42.8 million from principal payments and sales of Borrower Loans, at Fair Value, and (e) $13.2 million from principal payments on Credit Card receivables from our Receivable from Credit Card Partner.
Financing Activities: $16.3 million in cash was used in financing activities, due primarily to (a) $13.1 million in payments on Notes Issued by Securitization Trusts and (b) $4.0 million in payments, net of proceeds on Notes, at Fair Value, partially offset by (c) $0.8 million in proceeds from the exercise of Series F Convertible Preferred Stock Warrants, as discussed above.
Cash, Cash Equivalents and Restricted Cash decreased by $1.1 million for the three months ended June 30, 2025, based on the following components:
Operating Activities: $39.4 million in cash was provided by operating activities, due to (a) $28.0 million in net proceeds from Loans Held for Sale, including securitized Borrower Loans that were previously classified as Loans Held for Sale and (b) $15.0 million in net income, net of non-cash items, partially offset by (c) $3.6 million in cash used in working capital, primarily due to the timing of loan sales and payments to investors and third-party vendors.
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

The following table summarizes our cash flow activities for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025
Net Income (Loss)	$71,032	$(7,352)

Net Cash Provided by Operating Activities	118,557	105,424
Net Cash Used in Investing Activities	(6,137)	(1,738)
Net Cash Used in Financing Activities	(38,151)	(81,097)
Net Increase in Cash, Cash Equivalents and Restricted Cash	74,269	22,589
Cash, Cash Equivalents and Restricted Cash at the beginning of the period	141,118	145,087
Cash, Cash Equivalents and Restricted Cash at the end of the period	$215,387	$167,676
Cash, Cash Equivalents and Restricted Cash increased by $74.3 million for the six months ended June 30, 2026, based on the following components:
Operating Activities: $118.6 million in cash was provided by operating activities, due to (a) $69.4 million in cash provided from working capital, primarily due to the timing of loan sales and payments to investors and third-party vendors, (b) $26.5 million in net proceeds from Loans Held for Sale, including securitized Borrower Loans that were previously classified as Loans Held for Sale and (c) $22.7 million in net income, net of non-cash items.
Investing Activities: $6.1 million in cash was used in investing activities, due to (a) $73.6 million in purchases of Borrower Loans, at Fair Value, (b) $33.2 million in purchases of Credit Card receivables from our Credit Card Partner that were sold to the PMCC 2024-1 securitization and (c) $9.5 million in purchases of property and equipment, primarily consisting of internal-use software, partially offset by (d) $84.5 million from principal payments and sales of Borrower Loans, at Fair Value, and (e) $25.7 million from principal payments on Credit Card Receivable from Credit Card Partner.
Financing Activities: $38.2 million in cash was used in financing activities, due primarily to (a) $28.2 million in payments on Notes Issued by Securitization Trusts and (b) $11.6 million in payments, net of proceeds on Notes, at Fair Value, partially offset by (c) $1.6 million in proceeds from the exercise of Series E-1 and F Convertible Preferred Stock Warrants, as discussed above.
Cash, Cash Equivalents and Restricted Cash increased by $22.6 million for the six months ended June 30, 2025, based on the following components:
Operating Activities: $105.4 million in cash was provided by operating activities, due to (a) $60.7 million in net proceeds from Loans Held for Sale, including securitized Borrower Loans that were previously classified as Loans Held for Sale, (b) $24.8 million in net income, net of non-cash items and (c) $19.9 million in cash provided from working capital, primarily due to the timing of loan sales and payments to investors and third-party vendors.
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
Income Taxes
We use the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized by applying the statutory tax rates in effect in the years in which the differences between the financial reporting and tax filing bases of existing assets and liabilities are expected to reverse. We are in the process of evaluating our future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance against our deferred tax assets. Until our evaluation is completed, we have provided a full valuation allowance against our net deferred tax assets.

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
Off-Balance Sheet Arrangements
As a result of retaining servicing rights on the sale of Borrower Loans, we are an interest holder in certain special purpose entities that purchase these Borrower Loans. None of these special purpose entities are consolidated as we are not the primary beneficiary. Other than these special purpose entities, as of June 30, 2026, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance entities, that were established for the purpose of facilitating off-balance sheet arrangements or other purposes.
CRITICAL ACCOUNTING POLICIES
Certain of Prosper's accounting policies that involve a higher degree of judgment and complexity are discussed in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in Prosper’s Annual Report on Form 10-K for the year ended December 31, 2025. There have been no changes to our critical accounting estimates during the first six months of 2026, other than the following changes to our Valuation of Credit Card Derivative and Credit Card Servicing Obligation estimate.
Effective March 31, 2026 and on a prospective basis, we applied a default rate to the projected cash flows that comprise the Credit Card Derivative and Credit Card servicing obligation based solely on the recent credit performance of our underlying Credit Card portfolio. Previously, the default rate was estimated based on a combination of our recent credit performance, and the credit performance of comparable third-party credit card products. This change was made to better align with how we believe a market participant would estimate the fair value of these cash flows, given there is now more than four years of historical data available for the underlying Credit Card portfolio. The effect of this change in estimate increased the Credit Card Derivative by $5.2 million and increased the Credit Card servicing obligation by $0.7 million as of the effective date of March 31, 2026.

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
Recent Developments
In June 2026, we started offering Borrower Loans with 72-month terms through our marketplace, as an expansion to our existing offering of 24-, 36-, 48- and 60-month loan terms. Borrower Loans with these expanded terms were available solely for investment through our Whole Loan Channel as of June 30, 2026.
Results of Operations
Overview
The following tables summarize Prosper Funding’s net income (loss) for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
Total Net Revenues	$27,195	$18,638	$8,557	46%
Total Expenses	23,519	22,452	1,067	5%
Net Income (Loss)	$3,676	$(3,814)	$7,490	n/m
n/m: not meaningful

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
Total Net Revenues	$48,672	$34,802	$13,870	40%
Total Expenses	48,964	42,265	6,699	16%
Net Loss	$(292)	$(7,463)	$7,171	96%

Total net revenues for the three months ended June 30, 2026 increased $8.6 million, or 46%, from the three months ended June 30, 2025, primarily due to a $6.4 million increase in Administrative Fee Revenue – Related Party as a result of (a) the reimbursement of transaction fee refunds and performance-based payments issued under the terms of the November 2025 Amendment 7 to the Administration Agreement discussed above and (b) an increase in loan listings on the platform, partially offset by (c) a decrease in whole loan investor incentive reimbursements. Changes in estimated transaction fee refunds are recorded in Administration Fee Expense – Related Party (part of Total Expenses), while changes in estimated performance-based payment liabilities, and incentives incurred and paid, are recorded in Loss on Sale of Borrower Loans, and as a result, the reimbursement for these items generally does not have a direct impact on net income (loss), though this will be impacted by timing differences between estimated accruals and reimbursements received from PMI. In addition, there was a $2.0 million increase in net revenues from Loss on Sale of Borrower Loans, due primarily to increased originations and decreased whole loan investor incentives. There was also a $0.5 million increase in Servicing Fees, Net, generally related to increased loan servicing fees, net collections fees and debt sale fees, due to the growth in the underlying Personal Loan servicing book and the impact of lowering our estimated market servicing rate in September 2025.
Total expenses for the three months ended June 30, 2026 increased $1.1 million, or 5%, from the corresponding period in 2025, largely due to a $0.7 million increase in Servicing and Other Expenses, primarily due to increased depreciation expense in line with the increase in the balance of internal-use software during this time. Finally, Administration Fee Expense – Related Party, increased $0.3 million from the prior year, generally due to an increase in the number of loans funded on the platform during this time, partially offset by the impact of lower estimated transaction fee refunds. As a result of a change to the law in Utah (where WebBank is domiciled), personal loans originated on or subsequent to May 6, 2026, are no longer subject to transaction fee refund requirements, and thus adjustments to the liability for estimated refunds have decreased from the prior year.
Total net revenues for the six months ended June 30, 2026 increased $13.9 million, or 40%, from the six months ended June 30, 2025, primarily due to a $14.3 million increase in Administrative Fee Revenue – Related Party as a result of (a) the reimbursement of transaction fee refunds and performance-based payments issued under the terms of the November 2025 Amendment 7 to the Administration Agreement discussed above and (b) an increase in loan listings on the platform, partially offset by (c) a decrease in whole loan investor incentive reimbursements. In addition, Servicing Fees, Net, increased $1.8 million, generally related to increased loan servicing fees, net collections fees and debt sale fees, due to the growth in the underlying Personal Loan servicing book and the impact of lowering our estimated market servicing rate in September 2025. These increases were partially offset by a $1.7 million decrease in net revenues from Loss on Sale of Borrower Loans, primarily as a result of additions to the estimated performance-based payment liability year-over-year, partially offset by the impact of increased originations.
Total expenses for the six months ended June 30, 2026 increased $6.7 million, or 16%, from the corresponding period in 2025, largely due to a $5.3 million increase in Administration Fee Expense – Related Party resulting primarily from an increase in actual and estimated transaction fee refunds (prior to the change in Utah law referenced above) due to the increase in Personal Loan originations for this period. As discussed above, under Amendment 7 to the Administration Agreement, transaction fee refunds issued to borrowers are now billed back to PMI through Administration Fee Revenue – Related Party. Administration Fee Expense – Related Party also increased due to an increase in the number of loans funded on the platform during this time. Finally, Servicing and Other expenses increased approximately $1.4 million, primarily due to increased depreciation expense in line with the increase in the balance of internal-use software during this time.
Revenues
The following tables summarize PFL’s revenue for the three and six months ended June 30, 2026 and 2025 (in thousands, except percentages):

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
Revenues:
Operating Revenues:
Administration Fee Revenue – Related Party	$31,115	$24,719	$6,396	26%
Servicing Fees, Net	8,883	8,399	484	6%
Loss on Sale of Borrower Loans	(13,684)	(15,671)	1,987	13%
Other Revenues	134	136	(2)	(1)%
Total Operating Revenues	26,448	17,583	8,865	50%
Interest Income on Borrower Loans	8,855	10,904	(2,049)	(19)%
Interest Expense on Notes	(8,252)	(10,281)	2,029	20%
Net Interest Income	603	623	(20)	(3)%
Change in Fair Value of Financial Instruments, Net	144	432	(288)	(67)%
Total Net Revenues	$27,195	$18,638	$8,557	46%

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
Revenues:
Operating Revenues:
Administration Fee Revenue – Related Party	$60,907	$46,597	$14,310	31%
Servicing Fees, Net	17,859	16,077	1,782	11%
Loss on Sale of Borrower Loans	(30,959)	(29,247)	(1,712)	(6)%
Other Revenues	196	214	(18)	(8)%
Total Operating Revenues	48,003	33,641	14,362	43%
Interest Income on Borrower Loans	17,996	22,211	(4,215)	(19)%
Interest Expense on Notes	(16,787)	(20,836)	4,049	19%
Net Interest Income	1,209	1,375	(166)	(12)%
Change in Fair Value of Financial Instruments, Net	(540)	(214)	(326)	(152)%
Total Net Revenues	$48,672	$34,802	$13,870	40%
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
For the three months ended June 30, 2026, the increase in Administrative Fee Revenue – Related Party of $6.4 million from the corresponding period in the prior year, was due to (a) a $6.4 million increase in transaction fee refund reimbursements, (b) a $1.0 million increase in performance-based payment reimbursements and (c) a $0.9 million increase from higher Personal Loan listings posted on the marketplace, partially offset by (d) a $2.0 million decrease in whole loan investor incentive reimbursements.
For the six months ended June 30, 2026, the increase in Administrative Fee Revenue – Related Party of $14.3 million from the corresponding period in the prior year, was due to (a) a $11.6 million increase in transaction fee refund reimbursements, (b) a $2.1 million increase from higher Personal Loan listings posted on the marketplace and (c) a $1.0 million increase in performance-based payment reimbursements, partially offset by (d) a $0.4 million decrease in whole loan investor incentive reimbursements.

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
The increases in Servicing Fees, Net of $0.5 million and $1.8 million for the three and six months ended June 30, 2026, respectively, as compared to the corresponding periods in 2025, were largely due to increases in net collections and debt sales fees of $0.4 million and $0.9 million, respectively, due to growth in our Personal Loan servicing book, and our enhanced collections and recovery efforts. In addition, servicing fees collected and amortization of the Servicing Asset accounted for $0.1 million and $0.9 million of the increases for these respective periods, which is generally in line with the increases in Personal Loan originations and the underlying servicing book during this time. It also reflects the impact of lowering the estimated market servicing rate used to value the Servicing Asset from 63.3 basis points to 59.3 basis points in September 2025.
Loss on Sale of Borrower Loans
We recognize a Gain or Loss on Sale of Borrower Loans based on the net proceeds received on a sale through the Whole Loan Channel, less the fair value of the Borrower Loans sold. The net proceeds of the sale represent the fair value of any assets obtained or liabilities incurred as part of the transaction, including, but not limited to Servicing Assets, retained securities, incentives and repurchase obligations provided or received at the time of sale. We also record changes in the estimated investor performance-based payment liability in Gain or Loss on Sale of Borrower Loans.
For the three months ended June 30, 2026, the Loss on Sale of Borrower Loans decreased $2.0 million (increasing Total Net Revenues), primarily due to a $1.3 million increased gain from the recognition of additional Servicing Assets upon the sale of Personal Loans through the Whole Loan Channel. This gain also includes the impact of the market servicing rate used to value the Servicing Assets decreasing from 63.3 bps to 59.3 basis points in September 2025. There was also a $2.0 million decrease in incentives provided to whole loan investors, partially offset by a $1.4 million increase in additions to the performance-based payment liability.
For the six months ended June 30, 2026, the Loss on Sale of Borrower Loans increased $1.7 million (decreasing Total Net Revenues), primarily due to a $5.0 million increase from changes in the performance-based payment liability, partially offset by a $0.4 million decrease in incentives provided to whole loan investors. Excluding these items, the remaining change in Loss on Sale of Borrower Loans for the six months ended June 30, 2026, as compared to the same period in 2025, was an increased gain of $2.9 million, primarily due to the recognition of additional Servicing Assets upon the sale of Personal Loans through the Whole Loan Channel, as the the market servicing rate used to value the Servicing Assets decreased from 63.3 bps to 59.3 basis points in September 2025.
Other Revenues
Other Revenues have historically consisted primarily of miscellaneous fees, including incentive fees earned from partner companies through our incentive programs, or securitization fees earned from sponsoring or facilitating securitization transactions with loans from our marketplace. We also record changes to the reserve for the repurchase of Personal Loans in Other Revenues. The decreases in Other Revenues for the three and six months ended June 30, 2026, as compared to the corresponding periods in 2025, were not considered significant.
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
Overall, the decreases of less than $0.1 million and $0.2 million in Net Interest Income for the three and six months ended June 30, 2026, respectively, as compared to the corresponding periods in 2025, is reflective of the decrease in the outstanding principal balance of Borrower Loans and Notes from the prior year.

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
The following table summarizes the fair value adjustments for the three and six month periods ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Borrower Loans	$(4,914)	$(3,535)	$(11,323)	$(8,706)
Notes	5,058	3,967	10,783	8,492
Total	$144	$432	$(540)	$(214)
The decrease in the gain and increase in the loss recognized from Change in Fair Value of Financial Instruments, Net for the three and six months ended June 30, 2026, respectively, as compared to the corresponding periods in 2025, were primarily due to changes in the timing of borrower payments received close to quarter-end, and the application of those payments against the related Notes. Other fair value changes were generally not material, which is consistent with the borrower payment-dependent structure described above.
Expenses
The following table summarizes our expenses for the three and six month periods ended June 30, 2026 and 2025 (in thousands, except percentages):

	Three Months Ended June 30,
	2026	2025	Change	% Change
Expenses:
Administration Fee – Related Party	$20,918	$20,590	$328	2%
Servicing and Other, Net	2,601	1,862	739	40%
Total Expenses	$23,519	$22,452	$1,067	5%

	Six Months Ended June 30,
	2026	2025	Change	% Change
Expenses:
Administration Fee – Related Party	$43,658	$38,398	$5,260	14%
Servicing and Other, Net	5,306	3,867	1,439	37%
Total Expenses	$48,964	$42,265	$6,699	16%
Administration Fee Expense – Related Party
Pursuant to our Administration Agreement with PMI, PMI manages the marketplace on our behalf. Accordingly, each month we are required to pay PMI (a) a corporate administration fee of $500,000 per month, (b) a fee for each Borrower Loan originated through the marketplace, (c) 59.3% of all Servicing Fees collected by us or on our behalf (was 62.5% prior to executing Amendment 7 to the Administration agreement in November 2025) and (d) all nonsufficient funds fees collected by us or on our behalf. In general, the Administrative Fee Expense – Related Party will not fluctuate directly in line with the Administrative Fee Revenue – Related Party due to both the flat corporate administrative fee, as well as the fact that we pay fees for three different services, but receive a fee that fluctuates based on the number of Personal Loans listed on the platform, transaction fee refunds, as well as incentive and performance-based payments made to whole loan investors each month. We also include WebBank transaction costs, loan trailing fees and refund liabilities for transaction fees above 5% in Administration Fee Expense – Related Party.
The increase in Administration Fee Expense – Related Party of $0.3 million, or 2%, for the three months ended June 30, 2026, as compared to the same period in the prior year, was primarily due to a $1.4 million increase in Administration Fee

Expense – Related Party, due primarily to a year-over-year increase in loans funded on the platform, and a $0.4 million combined increase in WebBank transaction costs and net loan trailing fees due to the increase in Personal Loan originations during this time. These increases were partially offset by a $1.4 million decrease in changes in actual and estimated refunds for transaction fees above 5% of Borrower Loan principal, as the total of refundable transaction fees is decreasing following the change in Utah law discussed above, which eliminates the transaction fee refund requirement for loans originated on or subsequent to May 6, 2026. Actual transaction fee refunds issued are reimbursed by PMI through the Administrative Fee Revenue – Related Party account following the execution of Amendment 7 to the Administration Agreement in November 2025.
The increase in Administration Fee Expense – Related Party of $5.3 million, or 14%, for the six months ended June 30, 2026, as compared to the same period in the prior year, was primarily due to a $2.7 million increase in Administration Fee Expense – Related Party, due primarily to a year-over-year increase in loans funded on the platform. There was also a $1.5 million increase from changes in actual and estimated refunds for transaction fees above 5% of Borrower Loan principal, as the total of refundable transaction fees increased for this period (prior to the Utah law change referenced above), due to growth in Personal Loan origination volume. As discussed above, actual transaction fee refunds issued are reimbursed by PMI through Administrative Fee Revenue – Related Party account following the execution of Amendment 7 to the Administration Agreement in November 2025. Finally, there was a $1.0 million combined increase in WebBank transaction costs and net loan trailing fees due to the increase in Personal Loan originations during this time.
Servicing and Other, Net
Servicing costs consist primarily of vendor and borrower costs, as well as depreciation of internal-use software associated with servicing Borrower Loans. Other items consist primarily of interest income earned on cash invested on our platform, as well as bank service charges and professional fees. The increases in Servicing and Other, Net of $0.7 million, or 40% and $1.4 million, or 37%, for the three and six months ended June 30, 2026, respectively, as compared to the corresponding periods in 2025, were primarily due to increases in depreciation of $0.7 million and $1.3 million, respectively, due to growth in internal-use software during this time.
LIQUIDITY AND CAPITAL RESOURCES
We anticipate that our available funds and cash flows from operations, including reimbursements from PMI under the Administration Agreement, will be sufficient to meet our operational cash needs for at least the next 12 months.
The following table summarizes our cash flow activities for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025
Net Loss	$(292)	$(12,601)

Net Cash Provided by Operating Activities	81,915	18,906
Net Cash (Used in) Provided by Investing Activities	(1,883)	3,349
Net Cash Used in Financing Activities	(11,639)	(10,199)
Net Increase in Cash, Cash Equivalents and Restricted Cash	68,393	12,056
Cash, Cash Equivalents and Restricted Cash at the beginning of the period	81,897	96,740
Cash, Cash Equivalents and Restricted Cash at the end of the period	$150,290	$108,796
Cash, Cash Equivalents and Restricted Cash increased $68.4 million for the six months ended June 30, 2026, based on the following components:
Operating Activities: $81.9 million was provided by operating activities, driven by cash provided by working capital of $78.5 million, primarily due to the timing of loan sales and payments to PMI and investors, and net income, net of non-cash adjustments of $3.4 million.
Investing Activities: $1.9 million was used in investing activities, due to $73.6 million in purchases of Borrower Loans, at Fair Value, and $12.7 million in purchases of property and equipment, partially offset by $84.5 million from principal payments and sales of Borrower Loans, at Fair Value.
Financing Activities: $11.6 million was used in financing activities, due to $83.6 million in payments for Notes, at Fair Value, partially offset by $72.0 million in proceeds from the issuance of Notes, at Fair Value.

Cash, Cash Equivalents and Restricted Cash increased $12.1 million for the six months ended June 30, 2025, based on the following components:
Operating Activities: $18.9 million was provided by operating activities, driven by cash provided by working capital of $27.8 million, primarily due to the timing of loan sales and payments to PMI and investors, partially offset by net loss, net of non-cash adjustments of $8.9 million.
Investing Activities: $3.3 million was provided by investing activities, due to $95.7 million of principal payments from Borrower Loans, partially offset by $85.8 million in purchases of Borrower Loans and $6.5 million in purchases of property and equipment.
Financing Activities: $10.2 million was used in financing activities, due to $94.8 million in payments for Notes, at Fair Value, partially offset by $84.6 million in proceeds from the issuance of Notes, at Fair Value
Income Taxes
We incurred no income tax expense for the six months ended June 30, 2026 and 2025. We are a US disregarded entity for income tax purposes and our income and loss is included in the return of our parent, PMI. Given PMI’s history of taxable losses, it is difficult to accurately forecast how PMI’s and our results will be affected by the realization and use of net operating loss carry forwards.
Off-Balance Sheet Arrangements
As a result of retaining servicing rights on the sale of Borrower Loans, we are a variable interest holder in certain special purposes entities that purchase these Borrower Loans. None of these special interest entities are consolidated as we are not the primary beneficiary. Otherwise, we have not engaged in any off-balance sheet financing activities for the six months ended June 30, 2026.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND INTEREST RATE RISK
PROSPER MARKETPLACE, INC.
Market Risk
Market risk is the risk of loss to future earnings, values, or future cash flows that may result from changes in financial market prices and interest rates.
Through our securitization trusts (formed in September 2023 and March 2024) we hold Borrower Loans. Changes in U.S. interest rates affect the market value of these Borrower Loans on our balance sheet. Our future investment income may fall short of expectations, or we may suffer a loss in principal if we are forced to sell Borrower Loans that have declined in market value due to changes in interest rates, loss assumptions or overall market conditions. Interest rate increases may increase the risks of our investments in Borrower Loans through our securitization trusts, and additional fluctuations in interest rates may exacerbate such risks. Changes in the market value of Borrower Loans are recorded on the consolidated statements of operations. The fair value of Borrower Loans held in consolidated securitization trusts was $35.4 million as of June 30, 2026.
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
We had cash and cash equivalents of $55.1 million and $46.8 million as of June 30, 2026, and December 31, 2025, respectively. These amounts were held in various unrestricted deposits with highly rated financial institutions and short-term, highly liquid marketable securities which may include money market funds, U.S. Treasury securities, and U.S. agency securities. Cash and Cash Equivalents are held for working capital purposes. Due to their short-term nature, we believe that we do not have any material exposure to changes in the fair value of these liquid investments as a result of changes in interest rates. Decreases in short-term interest rates will moderately reduce interest income on these Cash and Cash Equivalents. Increases in short-term interest rates will moderately increase the interest income earned on the Cash and Cash Equivalents.
Interest Rate Sensitivity
As more fully described in Note 8, Fair Value of Assets and Liabilities, of Prosper's condensed consolidated financial statements attached to this Quarterly Report on Form 10-Q, the fair value of Borrower Loans is $258.2 million as of June 30, 2026, determined using a weighted-average discount rate of 9.25%. The fair value of Borrower Loans was $309.7 million as of December 31, 2025, determined using a weighted-average discount rate of 8.53%. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $2.3 million and $2.7 million in the fair value of PMI’s investment in Borrower Loans as of June 30, 2026, and December 31, 2025, respectively. A hypothetical 100 basis point decrease in interest rates would result in an increase of $2.4 million and $2.8 million in the fair value of our investment in Borrower Loans as of June 30, 2026, and December 31, 2025, respectively. Any realized or unrealized gains or losses resulting from such interest rate change would be recorded in our statement of operations so long as we hold these Borrower Loans on our balance sheet.
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
Prosper Funding had Cash and Cash Equivalents of $2.5 million and $2.9 million as of June 30, 2026 and December 31, 2025, respectively. These amounts were held in various unrestricted deposits with highly rated financial institutions and short term, highly liquid marketable securities which may include money market funds, U.S. treasury securities and U.S. agency securities. Cash and cash equivalents are held for working capital purposes. Due to their short-term nature, Prosper Funding believes that it does not have any material exposure to changes in the fair value of these liquid investments as a result of changes in interest rates. Decreases in short-term interest rates will moderately reduce interest income on these cash and cash equivalents, while increases in short-term interest rates will moderately increase the interest income earned on these cash and cash equivalent balances.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Registrants’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are designed to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the SEC, and that such information is accumulated and communicated to management, including to each Registrant’s Principal Executive Officer (PEO) and Principal Financial Officer (PFO), to allow timely decisions regarding required disclosures. The management of each Registrant, with the participation of such Registrant’s PEO and PFO, has evaluated the effectiveness of such Registrant’s disclosure controls and procedures as of June 30, 2026. Based on this evaluation, each Registrant’s PEO and PFO have concluded that these disclosure controls and procedures were effective as of June 30, 2026.
Changes in Internal Control Over Financial Reporting
There were no changes in either Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, either Registrant’s internal control over financial reporting.
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
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
PMI – During the six months ended June 30, 2026, the following Convertible Preferred Stock, Common Stock warrant and Common Stock option exercises occurred:
•March 19, 2026: A warrant holder exercised 41,833,904 shares of Series F warrants for total proceeds of $0.4 million. The estimated fair value of $42.3 million as of the exercise date was reclassified from Convertible Preferred Stock Warrant Liability to Convertible Preferred Stock.
•March 31, 2026: A warrant holder exercised all 35,544,141 outstanding shares of Series E-1 warrants for total proceeds of $0.4 million. The estimated fair value of approximately $38.7 million was reclassified from Convertible Preferred Stock Warrant Liability to Convertible Preferred Stock.
•April 26, 2026: A warrant holder exercised 503,821 shares of Common Stock warrants via a cashless exercise.
•May 15, 2026: A warrant holder exercised 41,833,904 shares of Series F warrants for total proceeds of $0.4 million. The estimated fair value of $42.7 million as of the exercise date was reclassified from Convertible Preferred Stock Warrant Liability to Convertible Preferred Stock.

•June 15, 2026: A warrant holder exercised 41,833,904 shares of Series F warrants for total proceeds of $0.4 million. The estimated fair value of $47.7 million as of the exercise date was reclassified from Convertible Preferred Stock Warrant Liability to Convertible Preferred Stock.
•1,229,353 shares of Common Stock were issued upon the exercise of vested Common Stock options for cash proceeds of $33 thousand.
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
Item 3. Defaults upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Eligible Employee Retention Plan

On August 12, 2026, the Board of PMI adopted the Second Amended and Restated Eligible Employee Retention Plan, which amended and restated the Amended and Restated Eligible Employee Retention Plan adopted by the Board on August 13, 2025 in its entirety (as further amended and restated, the “Retention Plan”). The purpose of the Retention Plan is to encourage continued service from employees prior to, and in the event of, an acquisition by providing retention payments upon a Change in Control (as defined in the Retention Plan).

The Retention Plan establishes a pool equal to the greater of $20,000,000 and the Grantor Trust Value (as defined in the Retention Plan). See Note 13 of the accompanying condensed consolidated financial statements for information on Prosper Grantor Trust, which holds the shares that make up the Grantor Trust Value. At least 75% of the pool is designated as the fixed allocation pool and the remaining up to 25% is designated as the discretionary allocation pool. Employees who, as of the Measurement Date (as defined in the Retention Plan), are employed by PMI for a minimum of two years, hold Vested Equity (as defined in the Retention Plan), and execute a participation agreement are eligible to receive payments from the fixed allocation pool. The fixed allocation payment for each eligible employee is based on such employee’s pro rata share of equity holdings, relative to the equity holdings of all eligible employees. An employee’s equity, for this purpose, includes stock, restricted stock, vested RSUs, and vested options, provided that the options and RSUs held by employees with at least two years of continuous employment as of the closing of the acquisition will be deemed to be fully vested for purposes of the fixed allocation payment calculation. In the event of a Corporate Transaction (as defined in the Retention Plan) in which each Preferred Stock Holder does not receive its full Preferred Liquidation Preference (as defined in the Retention Plan), the fixed allocation payment for each eligible employee is subject to reduction by the amount, if any, the employee receives in transaction proceeds in their capacity as a stockholder of PMI (such amount, the “Equity Reduction Amount”). Equity Reduction Amounts will not be reallocated under the Retention Plan but instead become available for distribution to PMI’s stockholders in accordance with the definitive agreement effecting the Corporate Transaction.

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

Severance and Change in Control Agreement

On August 12, 2026, the Board of PMI adopted an amended and restated form of Severance and Change in Control Agreement (the “Severance Agreement”), which amended and restated the prior form of Severance and Change in Control Agreement adopted by the Board on February 9, 2022 in its entirety. The Severance Agreement provides that upon a termination without “Cause” or a resignation for “Good Reason,” (each as defined in the Severance Agreement) unrelated to a change in control of PMI, senior executives subject to a Severance Agreement will be eligible to receive the following benefits, in addition to their accrued compensation:

•a lump sum severance payment equal to (i) six months of base salary for executives with less than one year of service, or (ii) twelve months of base salary for executives with one year or more of service;
•for executives with at least 36 months of service (“Tenured Executives”), any unpaid annual bonus and long-term cash incentive for the year(s) preceding the year of termination;
•for Tenured Executives, a pro-rated annual bonus payment for the year of termination, and with respect to any long-term performance period that commenced more than one year prior to the executive’s termination date, a pro-rated long-term cash incentive payment for the performance period in which the termination occurs;
•for Tenured Executives, continued coverage for the participant and eligible dependents pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA”), for 12 months, unless such coverage is earlier terminated in accordance with the terms of the Severance Agreement; and
•for Tenured Executives, a cash payment equal to the value of any time-vested Restricted Stock Units (“RSUs”) granted under the Company’s Equity Plans, based on the fair market value of the underlying Common Stock as of the termination date, after which payment, the executive will have no further rights with respect to any RSUs, whether vested or not.

If an executive is terminated without Cause or resigns for Good Reason within 24 months following a change in control of PMI, such executive will be eligible to receive the following benefits in lieu of the above, in addition to their accrued compensation:

•a lump sum severance payment equal to one year base salary;
•for Tenured Executives, any unpaid annual bonus and long-term cash incentive for the year(s) preceding the year of termination;
•for Tenured Executives, target annual bonus for the year of termination;
•for Tenured Executives, target long-term cash incentive payment; and
•for Tenured Executives, continued coverage for the participant and eligible dependents pursuant to COBRA, for 12 months, unless such coverage is earlier terminated in accordance with the terms of the Severance Agreement.

In order to receive any of the foregoing severance benefits, an executive must timely execute (and not revoke) a release of claims in favor of PMI and its affiliates, and comply with all applicable post-separation restrictive covenants.

Amendment to Coastal Program Agreement

Effective August 7, 2026, PMI entered into a Fourth Amendment (the “Coastal Amendment”) to the First Amended and Restated Program Agreement dated August 16, 2023 (as further amended and restated, the “Agreement”) with Coastal Community Bank (“Coastal”), that governs PMI’s partnership with Coastal through which eligible consumers are extended unsecured credit through Prosper-branded credit cards. Defined terms used herein and not defined shall have the meaning set forth in the Agreement.

The Coastal Amendment, among other things, introduces a rewards card product (the “Rewards Card”) to the Program, which may provide cashback, points, rewards or similar incentive benefits to certain eligible customers. Prosper will administer and service the Rewards Card program for all Rewards Card accounts. Each of Prosper and Coastal will be responsible for the economic obligations for the Rewards Card accounts that are such party's allocations.

The Coastal Amendment also modifies the amount of receivables corresponding to the principal balance of Prosper Allocations (the “Retained Principal Receivables”) which Coastal maintains on its balance sheet. As of the effective date of the Coastal Amendment, the minimum amount of Retained Principal Receivables that Coastal is required to maintain on its balance sheet is reduced to $100 million. Upon the closing of certain conditions precedent, Coastal shall maintain at least $100 million and up to $275 million of outstanding Retained Principal Receivables on its balance sheet.

Amendments to Agreements with WebBank

Effective August 11, 2026, the Registrants and WebBank entered into: (i) an Eighth Amendment (the “Sale Agreement Amendment”) to the Asset Sale Agreement, dated July 1, 2016, between Prosper Funding and WebBank (the “Sale Agreement”); and (ii) an Eighth Amendment (the “Marketing Agreement Amendment”) to the Marketing Agreement, dated July 1, 2016, between PMI and WebBank (the “Marketing Agreement” and, collectively with the Sale Agreement, the “Sale and Marketing Agreements”). The Sale Agreement Amendment and the Marketing Agreement Amendment, collectively, are hereinafter referred to as the “WebBank Amendments.”

The Sale and Marketing Agreements, as amended to date, set forth the respective rights and obligations of the Registrants and WebBank with respect to the sales and marketing activities for consumer loans originated on or after August 1, 2016. The Sale Agreement Amendment, among other things, extends the term of the Sale Agreement to February 1, 2029 and eliminates certain termination rights previously set forth in the Sale Agreement. The Marketing Agreement Amendment, among other things, extends the term of the Marketing Agreement to February 1, 2029, amends certain termination rights and the notice provisions therein, amends certain expense reimbursement obligations of PMI with respect to WebBank’s fees related to the Program, and sets forth the amended terms and conditions of certain fees owed by the Registrants to WebBank under the Marketing Agreement which will become effective on February 1, 2027.

The foregoing descriptions of the Retention Plan, Severance Agreement, Coastal Amendment and the WebBank Amendments do not purport to be complete and are qualified in their entirety by reference to the full text of the Retention Plan, Severance Agreement, Coastal Amendment and the WebBank Amendments, which will be filed as exhibits to the Registrants’ Quarterly Filing on Form 10-Q for the period ended September 30, 2026.

Item 6. Exhibits
The exhibits listed on the Exhibit Index are filed or incorporated by reference as a part of this report and such Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1	Asset Sale Agreement, dated July 1, 2016, between PFL and WebBank (1)(2)

10.2	Marketing Agreement, dated July 1, 2016, between PMI and WebBank (1)(2)

10.3	Stand By Purchase Agreement, dated July 1, 2016, between WebBank and PMI (1)(2)

10.4	Prosper Marketplace, Inc. 2025 Equity Incentive Plan (2)(3)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PMI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 (2)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PMI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 (2)

31.3	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PFL’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 (2)

31.4	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PFL’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 (2)

32.1
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to PMI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 (2)

32.2
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to PFL’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 (2)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	Taxonomy Extension Calculation Linkbase Document

101.LAB	Taxonomy Extension Label Linkbase Document

101.PRE	Taxonomy Extension Presentation Linkbase Document

101.DEF	Taxonomy Extension Definition Linkbase Document

(1)	Certain portions of this exhibit have been marked by brackets and omitted because the information is (a) not material and (b) would be competitively harmful if disclosed. Additionally, certain schedules (or similar attachments) to this exhibit may have been omitted. This exhibit is being refiled upon expiration of confidential treatment previously granted by the Securities and Exchange Commission.

(2)	Filed herewith.

(3)	Management Contract or Compensatory Plan or Arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSPER MARKETPLACE, INC.
PROSPER FUNDING LLC

August 13, 2026	/s/ David Kimball
David Kimball
Chief Executive Officer of Prosper Marketplace, Inc.
Chief Executive Officer of Prosper Funding LLC
(Principal Executive Officer)

August 13, 2026	/s/ Usama Ashraf
Usama Ashraf
President and Chief Financial Officer of Prosper Marketplace, Inc.
President, Chief Financial Officer and Treasurer of Prosper Funding LLC
(Principal Financial Officer)