Form 10-Q
period 2026-09-30
PROSPER MARKETPLACE, INC; Prosper Funding LLC
filed 2026-11-12
CIK 1416265, 1542574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026

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
As of November 9, 2026, there were 79,938,949 shares of Prosper Marketplace, Inc. common stock outstanding. Prosper Funding LLC does not have any common stock outstanding.
THIS COMBINED FORM 10-Q IS SEPARATELY FILED BY PROSPER MARKETPLACE, INC. AND PROSPER FUNDING LLC. INFORMATION CONTAINED HEREIN RELATING TO ANY INDIVIDUAL REGISTRANT IS FILED BY SUCH REGISTRANT ON ITS OWN BEHALF. EACH REGISTRANT MAKES NO REPRESENTATION AS TO INFORMATION RELATING TO THE OTHER REGISTRANT.

Except as the context requires otherwise, as used herein, “Registrants” refers to Prosper Marketplace, Inc. (“PMI”), a Delaware corporation, and its wholly owned subsidiary, Prosper Funding LLC (“PFL”), a Delaware limited liability company; “we,” “us,” “our,” “Prosper,” and the “Company” refers to (i) PMI, (ii) its wholly owned subsidiaries, PFL, BillGuard, Inc. (“BillGuard”), a Delaware corporation, and Prosper Healthcare Lending LLC (“PHL”), a Delaware limited liability company, and (iii) its variable interest entities, Prosper Warehouse I Trust (“PWIT,” terminated March 28, 2024), a Delaware statutory trust, Prosper Warehouse II Trust (“PWIIT,” terminated September 25, 2023), a Delaware statutory trust, Prosper Marketplace Issuance Trust, Series 2023-1 (“PMIT 2023-1,” terminated July 15, 2026), a Delaware statutory trust, Prosper Marketplace Issuance Trust, Series 2024-1 (“PMIT 2024-1,” terminated September 15, 2026), a Delaware statutory trust, Prosper Credit Card Issuer LLC (“PMCC 2024-1”), a Delaware limited liability company, Prosper Credit Card Issuer LLC (“PMCC 2026-1”) and Prosper Grantor Trust (“PGT”), a Delaware statutory trust, on a consolidated basis; and “Prosper Funding” refers to PFL and its wholly owned subsidiary, Prosper Depositor LLC, a Delaware limited liability company, on a consolidated basis. In addition, the unsecured personal loans originated through our marketplace are referred to as “Borrower Loans,” and the borrower payment dependent notes issued through our marketplace, whether issued by PMI or PFL, are referred to as “Notes.” Investors currently invest in Borrower Loans through two channels: (i) the “Note Channel,” which allows investors to purchase Notes from PFL, the payments of which are dependent on the payments made on the corresponding Borrower Loan; and (ii) the “Whole Loan Channel,” which allows accredited and institutional investors to purchase Borrower Loans in their entirety directly from PFL. The Notes available to Note Channel investors are distinguishable from notes held by certain third party investors pursuant to Prosper’s securitization transactions, which are referred to herein as “Notes Issued by Securitization Trust.”

Forward-Looking Statements
This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include all statements that do not relate solely to historical or current facts, and can generally be identified by the use of words such as “may,” “believe,” “expect,” “project,” “estimate,” “intend,” “anticipate,” “plan,” “continue” or similar expressions. These statements may appear throughout this Quarterly Report on Form 10-Q, including the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements inherently involve many risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Where, in any forward-looking statement, PFL or PMI expresses an expectation or belief as to future results or events, such expectation or belief is based on the current plans and expectations of their respective managements, expressed in good faith and is believed to have a reasonable basis. Nevertheless, there can be no assurance that the expectation or belief will result or be achieved or accomplished.
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
•our ability to attract potential borrowers and investors to our personal loan marketplace, and borrowers to our unsecured credit card (“Credit Card”) products;
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
•the impact of future economic conditions on the performance and the loss rates for the Borrower Loans and the Credit Card products;
•our ability to manage loss rates associated with our Credit Card products;
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

•the potential adverse legal, reputational, and financial effects on the Company resulting from the cybersecurity incident that we reported in September 2025 (the “September 2025 Incident”); and
•the other risks discussed under the “Risk Factors” section of our Annual Report on Form 10-K.
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

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Prosper Marketplace, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except for share and per share amounts)

	September 30, 2026	December 31, 2025
Assets:
Cash and Cash Equivalents	$74,059	$46,755
Restricted Cash (1)	147,800	94,363
Accounts Receivable	10,882	11,947
Prepaid and Other Assets (1)	12,655	30,263
Borrower Loans, at Fair Value	215,711	309,737
Receivable from Credit Card Partner, at Fair Value (1)	398,414	99,865
Property and Equipment, Net	44,738	45,097
Credit Card Derivative	28,833	48,290
Servicing Assets	21,382	17,402
Goodwill	36,368	36,368
Total Assets	$990,842	$740,087
Liabilities, Convertible Preferred Stock and Stockholders' Deficit:
Accounts Payable and Accrued Liabilities	$75,548	$73,692
Payable to Investors	134,841	77,604
Notes, at Fair Value	212,396	243,900
Notes Issued by Securitization Trusts (1)	320,350	149,902
Term Loan	74,788	74,759
Other Liabilities	29,878	34,778
Convertible Preferred Stock Warrant Liability	648	230,060
Total Liabilities	$848,449	$884,695
Commitments and Contingencies (Note 17)
Convertible Preferred Stock – $0.01 par value; 444,760,848 shares authorized as of September 30, 2026 and December 31, 2025; 421,983,987 issued and outstanding as of September 30, 2026, and 261,227,694 issued and outstanding as of December 31, 2025. Aggregate liquidation preference of $549,861 as of September 30, 2026 and $414,019 as of December 31, 2025.	$569,371	$396,556
Less: Convertible Preferred Stock Held by Consolidated VIE (Note 13), 51,361,475 shares issued and outstanding as of September 30, 2026, and 51,247,915 shares issued and outstanding as of December 31, 2025	(2,450)	(2,381)
Stockholders' Deficit:
Common Stock – $0.01 par value; 625,000,000 shares authorized; 81,116,014 shares issued and 79,935,949 shares outstanding, as of September 30, 2026; 79,138,710 shares issued and 78,202,775 shares outstanding, as of December 31, 2025	323	307
Additional Paid-In Capital	165,367	164,240
Less: Treasury Stock	(23,417)	(23,417)
Accumulated Deficit	(566,801)	(679,913)
Total Stockholders' Deficit	$(424,528)	$(538,783)
Total Liabilities, Convertible Preferred Stock and Stockholders' Deficit	$990,842	$740,087
`
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

	September 30, 2026	December 31, 2025
Assets of consolidated VIEs, included in total assets above:
Restricted Cash	$9,009	$11,892
Accounts Receivable	3,967	1,376
Borrower Loans, at Fair Value	—	64,400
Receivable from Credit Card Partner, at Fair Value	398,414	99,865
Total assets of consolidated VIEs	$411,390	$177,533
Liabilities of consolidated VIEs, included in total liabilities above:
Notes Issued by Securitization Trust	$320,350	$149,902
Other Liabilities	8,273	2,163
Total liabilities of consolidated VIEs	$328,623	$152,065
The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Marketplace, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except for share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Operating Revenues:
Transaction Fees, Net	$81,471	$61,386	$214,614	$174,716
Servicing Fees, Net	14,615	8,875	30,912	23,617
Loss on Sale of Borrower Loans	(15,112)	(15,116)	(46,071)	(44,363)
Other Revenues	2,466	2,542	5,931	7,538
Total Operating Revenues	83,440	57,687	205,386	161,508
Interest Income (Expense):
Interest Income on Financial Instruments	19,718	19,485	51,686	63,852
Interest Expense on Financial Instruments	(12,521)	(14,522)	(36,666)	(46,283)
Total Interest Income, Net	7,197	4,963	15,020	17,569
Change in Fair Value of Financial Instruments	15,141	(3,464)	15,098	(25,577)
Total Net Revenue	105,778	59,186	235,504	153,500
Expenses:
Origination and Servicing	14,531	12,347	42,381	35,989
Sales and Marketing	24,241	16,123	64,522	44,072
General and Administrative	23,399	23,019	69,530	66,499
Change in Fair Value of Convertible Preferred Stock Warrants	(48)	35,121	(58,056)	37,254
Interest Expense on Term Loan	2,023	2,952	6,000	9,007
Other Income, Net	(1,054)	(912)	(2,929)	(2,561)
Total Expenses	63,092	88,650	121,448	190,260
Net Income (Loss) Before Taxes	42,686	(29,464)	114,056	(36,760)
Income Tax Expense	(960)	(28)	(1,298)	(84)
Net Income (Loss)	$41,726	$(29,492)	$112,758	$(36,844)
Plus: Return on Share Purchase and Forfeiture	—	—	355	—
Less: Net Income Allocated to Participating Securities	(34,192)	—	(89,041)	—
Net Income (Loss) Attributable to Common Stockholders	$7,534	$(29,492)	$24,072	$(36,844)
Net Income (Loss) Per Share – Basic	$0.09	$(0.38)	$0.30	$(0.47)
Net Income (Loss) Per Share – Diluted	$0.06	$(0.38)	$0.12	$(0.47)
Weighted Average Shares – Basic	79,691,819	78,029,045	78,960,756	77,746,658
Weighted Average Shares – Diluted	127,695,689	78,029,045	199,717,762	77,746,658
The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Marketplace, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit (Unaudited)
(in thousands, except for share amounts)

	Convertible Preferred Stock		Convertible Preferred Stock Held by Consolidated VIE		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2026	261,227,694	396,556	(51,247,915)	(2,381)	83,380,010	307	(5,177,235)	(23,417)	164,240	(679,913)	(538,783)
Exercise of vested stock options	—	—	—	—	1,229,353	11	—	—	22	—	33
Exercise of Series E-1 and F convertible preferred stock warrants (Note 13)	161,045,853	172,967	—	—	—	—	—	—	—	—	—
Cashless exercise of common stock warrants (Note 13)	—	—	—	—	503,821	5	—	—	(5)	—	—
Purchase of Convertible Preferred Stock and Common Stock by consolidated VIE Prosper Grantor Trust (Note 13)	—	—	(113,560)	(69)	(244,130)	—	—	—	(133)	202	69
Return of Convertible Preferred Stock from investor (Note 13)	(289,560)	(152)	—	—	—	—	—	—	—	152	152
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,243	—	1,243
Net income	—	—	—	—	—	—	—	—	—	112,758	112,758
Balance as of September 30, 2026	421,983,987	569,371	(51,361,475)	(2,450)	84,869,054	323	(5,177,235)	(23,417)	165,367	(566,801)	(424,528)

	Convertible Preferred Stock		Convertible Preferred Stock Held by Consolidated VIE		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2025	209,613,570	322,748	(51,247,915)	(2,381)	82,642,684	300	(5,177,235)	(23,417)	162,643	(644,211)	(504,685)
Exercise of vested stock options	—	—	—	—	722,826	7	—	—	37	—	44
Exercise of Series F convertible preferred stock warrant (Note 13)	51,614,124	73,808	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,206	—	1,206
Net loss	—	—	—	—	—	—	—	—	—	(36,844)	(36,844)
Balance as of September 30, 2025	261,227,694	396,556	(51,247,915)	(2,381)	83,365,510	307	(5,177,235)	(23,417)	163,886	(681,055)	(540,279)
The accompanying notes are an integral part of these consolidated financial statements.

	Convertible Preferred Stock		Convertible Preferred Stock Held by Consolidated VIE		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2026	261,227,694	396,556	(51,247,915)	(2,381)	83,380,010	307	(5,177,235)	(23,417)	164,240	(679,913)	(538,783)
Exercise of vested stock options	—	—	—	—	96,580	—	—	—	2	—	2
Exercise of Series E-1 and F convertible preferred stock warrants (Note 13)	77,378,045	81,770	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	521	—	521
Net income	—	—	—	—	—	—	—	—	—	64,651	64,651
Balance as of March 31, 2026	338,605,739	478,326	(51,247,915)	(2,381)	83,476,590	307	(5,177,235)	(23,417)	164,763	(615,262)	(473,609)
Exercise of vested stock options	—	—	—	—	1,132,773	11	—	—	20	—	31
Exercise of Series F convertible preferred stock warrants (Note 13)	83,667,808	91,197	—	—	—	—	—	—	—	—	—
Cashless exercise of common stock warrants (Note 13)	—	—	—	—	503,821	5	—	—	(5)	—	—
Purchase of Convertible Preferred Stock and Common Stock by consolidated VIE Prosper Grantor Trust (Note 13)	—	—	(113,560)	(69)	(244,130)	—	—	—	(133)	202	69
Return of Convertible Preferred Stock from investor (Note 13)	(289,560)	(152)	—	—	—	—	—	—	—	152	152
Stock-based compensation expense	—	—	—	—	—	—	—	—	378	—	378
Net income	—	—	—	—	—	—	—	—	—	6,381	6,381
Balance as of June 30, 2026	421,983,987	569,371	(51,361,475)	(2,450)	84,869,054	323	(5,177,235)	(23,417)	165,023	(608,527)	(466,598)
Stock-based compensation expense	—	—	—	—	—	—	—	—	344	—	344
Net income	—	—	—	—	—	—	—	—	—	41,726	41,726
Balance as of September 30, 2026	421,983,987	569,371	(51,361,475)	(2,450)	84,869,054	323	(5,177,235)	(23,417)	165,367	(566,801)	(424,528)

	Convertible Preferred Stock		Convertible Preferred Stock Held by Consolidated VIE		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2025	209,613,570	322,748	(51,247,915)	(2,381)	82,642,684	300	(5,177,235)	(23,417)	162,643	(644,211)	(504,685)
Exercise of vested stock options	—	—	—	—	127,206	1	—	—	6	—	7
Exercise of Series E-1 and F convertible preferred stock warrants (Note 13)	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	416	—	416
Net income	—	—	—	—	—	—	—	—	—	50,375	50,375
Balance as of March 31, 2025	209,613,570	322,748	(51,247,915)	(2,381)	82,769,890	301	(5,177,235)	(23,417)	163,065	(593,836)	(453,887)
Exercise of vested stock options	—	—	—	—	190,900	2	—	—	8	—	10
Exercise of Series E-1 and F convertible preferred stock warrants (Note 13)	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	430	—	430
Net loss	—	—	—	—	—	—	—	—	—	(57,727)	(57,727)
Balance as of June 30, 2025	209,613,570	322,748	(51,247,915)	(2,381)	82,960,790	303	(5,177,235)	(23,417)	163,503	(651,563)	(511,174)
Exercise of vested stock options	—	—	—	—	404,720	4	—	—	23	—	27
Exercise of Series F convertible preferred stock warrant (Note 13)	51,614,124	73,808	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	360	—	360
Net loss	—	—	—	—	—	—	—	—	—	(29,492)	(29,492)
Balance as of September 30, 2025	261,227,694	396,556	(51,247,915)	(2,381)	83,365,510	307	(5,177,235)	(23,417)	163,886	(681,055)	(540,279)

Prosper Marketplace, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from Operating Activities:
Net Income (Loss)	$112,758	$(36,844)
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Change in Fair Value of Financial Instruments	(15,098)	25,577
Depreciation and Amortization	11,518	9,139
Amortization of Operating Lease Right-of-use Asset	1,856	1,573
Gain on Sale of Borrower Loans	(14,510)	(9,703)
Change in Fair Value of Servicing Rights	5,982	6,352
Stock-Based Compensation Expense	1,093	993
Change in Fair Value of Convertible Preferred Stock Warrants	(58,056)	37,254
Amortization of Debt Issuance Costs and Debt Discounts	1,882	2,337
Other, Net	2,053	1,652
Changes in Operating Assets and Liabilities:
Purchases of Loans Held for Sale, at Fair Value	(2,342,129)	(1,836,165)
Proceeds from Sales and Principal Payments of Loans Held for Sale, at Fair Value	2,372,885	1,920,008
Accounts Receivable	1,065	(2,261)
Prepaid and Other Assets	10,717	(2,956)
Credit Card Derivative	6,269	(9,201)
Accounts Payable and Accrued Liabilities	2,740	13,368
Payable to Investors	57,237	33,608
Other Liabilities	(338)	1,453
Interest payable	1,269	(269)
Net Cash Provided by Operating Activities	159,193	155,915
Cash Flows from Investing Activities:
Purchases of Borrower Loans, at Fair Value	(109,434)	(128,165)
Proceeds from Principal Payments and Sales of Borrower Loans, at Fair Value	152,088	142,000
Purchases of Credit Card Principal Receivables from Credit Card Partner	(307,735)	(57,129)
Principal Payments on Credit Card Receivable from Credit Card Partner	46,563	48,604
Purchases of Property and Equipment	(13,749)	(12,019)
Net Cash Used in Investing Activities	(232,267)	(6,709)
Cash Flows from Financing Activities:
Proceeds from Issuance of Notes, at Fair Value	107,162	126,900
Payments of Notes, at Fair Value	(122,317)	(141,344)
Proceeds from Issuance of Securitized Notes (Note 7)	322,009	—
Principal Payments on Notes Issued by Securitization Trusts	(151,011)	(91,300)
Principal Payments on Term Loan	—	(7,500)
Payments of Debt Issuance Costs	(3,672)	—
Proceeds from Exercises of Stock Options	33	44
Proceeds from Exercises of Series E-1 and Series F Convertible Preferred Stock Warrants (Note 13)	1,611	516
Net Cash Provided by (Used in) Financing Activities	153,815	(112,684)
Net Increase in Cash, Cash Equivalents and Restricted Cash	80,741	36,522
Cash, Cash Equivalents and Restricted Cash at Beginning of the Period	141,118	145,087
Cash, Cash Equivalents and Restricted Cash at End of the Period	$221,859	$181,609

	Nine Months Ended September 30,
	2026	2025
Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest, Net	$40,021	$54,379
Cash Paid for Income Taxes	1,586	504
Cash Paid for Operating Leases Included in the Measurement of Lease Liabilities	3,481	3,282
Non-Cash Investing Activity - Accrual for Property and Equipment, Net	1,703	1,928

Reconciliation to Amounts on Condensed Consolidated Balance Sheets:
Cash and Cash Equivalents	$74,059	$38,962
Restricted Cash	147,800	142,647
Total Cash, Cash Equivalents and Restricted Cash	$221,859	$181,609
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
PMI did not have any items of other comprehensive income or loss for any of the periods presented in the condensed consolidated financial statements as of and for the nine months ended September 30, 2026 and 2025.
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
2. Summary of Significant Accounting Policies
Prosper’s significant accounting policies are included in Note 2, Summary of Significant Accounting Policies, in Prosper’s Annual Report on Form 10-K for the year ended December 31, 2025. There have been no changes to these accounting policies during the first nine months of 2026.
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
As more fully described in Note 7, Securitizations, in August 2026, the Company completed the PMCC 2026-1 Credit Card securitization, which refinanced its previous Credit Card securitization, PMCC 2024-1. Based on an analysis of the terms of these transactions, it was determined that the transfers of the underlying Credit Card receivables from the Company’s Credit Card banking partner, Coastal Community Bank (“Coastal”), to PMCC 2024-1 and PMCC 2026-1 do not meet sale accounting requirements under ASC 860. In particular, as cardholders make additional draws on the Credit Cards associated with PMCC 2024-1 and PMCC 2026-1, they lose their identity and become part of a larger outstanding balance. Further, the interests in the Credit Card receivables do not meet the definition of a participating interest given their lack of stated maturity dates, among other requirements. As a result, the Company derecognizes cash paid to Coastal for the transfer of the underlying Credit Card receivables and records an offsetting Receivable from Credit Card Partner on its condensed consolidated balance sheets. Receivable from Credit Card Partner is secured by and effectively mirrors the value of the underlying Credit Card receivables.
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

In September 2023 and March 2024, Prosper closed two separate securitization transactions, PMIT 2023-1 and PMIT 2024-1, respectively, with Borrower Loans previously funded through consolidated warehouse lines. These securitization entities issued notes acquired by third parties and residual certificates acquired by PMI (the wholly owned parent of PFL, the sole sponsor of the securitizations). PMIT 2023-1 and PMIT 2024-1 were deemed consolidated VIEs, and as a result the Borrower Loans they held were presented in “Borrower Loans, at Fair Value,” and the notes sold to third-party investors were included in Notes Issued by Securitization Trusts on the accompanying condensed consolidated balance sheets. In July 2026 and September 2026, the Company exercised its optional clean-up call rights to terminate PMIT 2023-1 and PMIT 2024-1, respectively. In connection with these clean-up calls, performing Borrower Loans were sold to an unaffiliated third-party investor, non-performing Borrower Loans were retained by PFL, and all outstanding principal and interest on the respective Notes Issued by Securitization Trust were fully repaid. Following these transactions, the PMIT 2023-1 and PMIT 2024-1 securitization trusts were dissolved and fully deconsolidated from the Company’s financial statements. See Note 7, Securitizations, for additional disclosures related to these securitization clean-up calls and terminations.
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
Credit Card Derivative
The Company evaluated the terms of the Credit Card Program Agreement with Coastal and determined that it contained features that met the definition of derivatives under ASC 815, Derivatives and Hedging. These features are freestanding financial instruments (as defined under ASC 480, Distinguishing Liabilities from Equity), and have been valued separately as derivatives. A right of offset exists between the derivatives, and they are presented net, at fair value, on the accompanying condensed consolidated balance sheets. Prosper uses a discounted cash flow model to estimate the fair value of the Credit Card Derivative. The key assumptions used in the valuation include average portfolio interest rates, as well as default and prepayment rates derived primarily from relevant market data and historical performance, adjusted as necessary based on the perceived credit risk of the underlying cardholders. In addition, a discount rate based on the estimated residual return derived from recent market securitization transactions sponsored by the Company is applied to the individual freestanding derivatives. Changes in the fair value of the Credit Card Derivative, as well as settled transactions from the Credit Card portfolio, are recorded in Change in Fair Value of Financial Instruments on the accompanying consolidated statements of operations.
In accordance with the Credit Card Program Agreement, as amended, new customer accounts are designated as Prosper Allocations and Coastal Allocations on a 95% and 5% basis, respectively. Coastal may adjust the Coastal Allocation percentage between 0% and 5% at its discretion and with advance notice. The maximum outstanding Credit Card principal balance for Prosper Allocations is $275 million. On August 7, 2026, the Company entered into a Fourth Amendment to the Credit Card Program Agreement which, among other things, (i) provides for a rewards card program, which may provide cashback, points, rewards or similar incentive benefits to certain eligible customers; (ii) sets the minimum outstanding Credit Card principal balance of Prosper Allocations to $100 million; and (iii) upon the closing of certain conditions precedent (which have been met), modified the maximum outstanding Credit Card principal balances of Prosper Allocations to $275 million. The Credit Card Program Agreement term is scheduled to end on December 31, 2027, but will automatically renew for one-year periods thereafter, unless terminated by either party in accordance with the agreement.
Refer to Note 5, Credit Card, for additional details on revenues and expenses related to the Credit Card product, and to Note 8, Fair Value of Assets and Liabilities, for additional details related to the valuation methodology for the Credit Card Derivative.

Receivable from Credit Card Partner
In November 2024, Prosper closed a securitization transaction, PMCC 2024-1, with Credit Card receivables previously included within the Prosper Allocations on Coastal’s balance sheet. In August 2026, the Company completed the PMCC 2026-1 Credit Card securitization with a combination of Credit Card receivables that were previously held by the PMCC 2024-1 securitization, as well as receivables previously included within Prosper Allocations on Coastal’s balance sheet. These securitization entities issued notes acquired by third parties, and a residual certificate to PMI, the sole sponsor of the securitizations. In connection with the PMCC 2026-1 securitization transaction, all outstanding notes issued by the PMCC 2024-1 securitization were repaid, and PMCC 2024-1 was terminated. Consistent with PMCC 2024-1, PMCC 2026-1 is structured as a limited liability company in which PMI is the sole member and was determined to be a VIE due to its lack of equity at risk. As PMI is considered the primary beneficiary of the VIE, it fully consolidates PMCC 2026-1 and all transactions between the two entities are eliminated. As discussed above, because the transfers of the underlying Credit Card receivables do not meet the requirements for sale accounting treatment under ASC 860, Transfers and Servicing, the Company has recorded a Receivable from Credit Card Partner on the condensed consolidated balance sheets. Notes sold to third-party investors are included in Notes Issued by Securitization Trusts on the accompanying condensed consolidated balance sheets.
The Company elected to carry the Receivable from Credit Card Partner at fair value, effectively consisting of the fair value of the underlying Credit Card receivables, in order to align with the measurement and presentation of the Borrower Loans and Credit Card Derivative. Prosper uses a discounted cash flow model to estimate the fair value of the securitization residual interest, given that the Company is the sole sponsor of the securitization and is entitled to all residual cash flows generated by the structure. This involves utilizing certain assumptions similar to those used to value the Credit Card Derivative, including discount and prepayment rates. Additional assumptions are adjusted to reflect the specific characteristics of the securitized Credit Card receivables, including the average portfolio interest rate and default rate. The residual interest fair value is then added to the applicable securitization advance rate applied to the outstanding balance of the Credit Card receivables to calculate the estimated fair value of Receivable from Credit Card Partner. Changes in the fair value of Receivable from Credit Card Partner are recorded in Change in Fair Value of Financial Instruments on the consolidated statements of operations. See Note 5, Credit Card, and Note 7, Securitizations, for additional disclosures related to these securitization transactions.
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
In November 2024, the FASB issued ASU No. 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40),” which requires disaggregated disclosure about certain costs and expenses presented in the consolidated statements of operations, including employee compensation, selling expenses, depreciation and amortization. The guidance is effective for annual reporting periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statement disclosures.
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
3. Property and Equipment, Net
Property and Equipment consists of the following at the dates presented (in thousands):

	September 30, 2026	December 31, 2025
Internal-use software and website development costs	$85,694	$87,842
Operating lease right-of-use assets	22,690	22,690
Computer equipment	5,188	4,805
Leasehold improvements	7,184	7,183
Office equipment and furniture	3,077	3,067
Assets not yet placed in service	9,989	5,172
Property and equipment	133,822	130,759
Less: Accumulated depreciation and amortization	(89,084)	(85,662)
Total Property and Equipment, Net	$44,738	$45,097
Depreciation and amortization expense for Property and Equipment, Net for the three months ended September 30, 2026 and 2025 was $3.7 million and $3.2 million, respectively. Depreciation and amortization expense for Property and Equipment, Net for the nine months ended September 30, 2026 and 2025 was $11.5 million and $9.1 million, respectively. These charges are included in Origination and Servicing and General and Administrative expenses on the condensed consolidated statements of operations. PMI capitalized internal-use software and website development costs in the amount of $4.4 million and $3.2 million for the three months ended September 30, 2026 and 2025, respectively. PMI capitalized internal-use software and website development costs in the amount of $12.2 million and $11.2 million for the nine months ended September 30, 2026 and 2025, respectively. Additionally, disclosures around the operating lease right-of-use assets are included in Note 16, Leases.

4. Borrower Loans and Notes, at Fair Value
The aggregate principal balances outstanding and fair values of Borrower Loans and Notes, at Fair Value as of September 30, 2026 and December 31, 2025, are presented in the following table (in thousands):

	Borrower Loans		Notes
	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Aggregate principal balance and interest outstanding	$227,393	$324,505	$225,184	$256,929
Fair value adjustments	(11,682)	(14,768)	(12,788)	(13,029)
Fair value	$215,711	$309,737	$212,396	$243,900
Borrower Loans
As of September 30, 2026, outstanding Borrower Loans had original terms to maturity of 24, 36, 48 or 60 months, had monthly payments with fixed interest rates ranging from 6.30% to 33.00%, and had various original maturity dates through September 2031. As of December 31, 2025, outstanding Borrower Loans had original terms to maturity of 24, 36, 48 or 60 months, had monthly payments with fixed interest rates ranging from 6.00% to 33.00%, and had various original maturity dates through December 2030.
As of September 30, 2026, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $1.5 million and a fair value of $0.3 million. As of December 31, 2025, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $2.9 million and a fair value of $0.6 million. Prosper places loans on non-accrual status when they are over 120 days past due. As of September 30, 2026 and December 31, 2025, Borrower Loans in non-accrual status had a fair value of $0.3 million and $0.4 million, respectively.

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
For the three and nine months ended September 30, 2026, the Company recognized $27.2 million and $19.5 million of unrealized losses, respectively, from estimated fair value changes on the Credit Card Derivative, which largely reflects the decrease in the non-securitized Credit Card portfolio upon the close of the PMCC 2026-1 securitization on August 31, 2026 (see Note 7, Securitizations). For the three and nine months ended September 30, 2025, the Company recognized $4.5 million and $2.2 million of unrealized gains, respectively, from estimated fair value changes on the Credit Card Derivative. Changes from settled transactions underlying the Credit Card Derivative were gains of $3.5 million and $6.3 million for the three and nine months ended September 30, 2026, respectively, and losses of $1.4 million and $9.2 million for the three and nine months ended September 30, 2025, respectively.
Receivable from Credit Card Partner
Fair value gains and losses on the Receivable from Credit Card Partner, which effectively consist of the underlying Credit Card receivables securitized through PMCC 2026-1 (and previously PMCC 2024-1, as discussed at Note 7, Securitizations), are also recognized within Change in Fair Value of Financial Instruments. These gains and losses include changes related to estimated future cash flows, as well as actual charge-offs and debt sale recoveries. For the three and nine months ended September 30, 2026, the Company recognized fair value gains of $39.8 million and $31.9 million, respectively, which largely reflects the increase in the underlying securitized Credit Card portfolio upon the close of the PMCC 2026-1 securitization on August 31, 2026, as well as the change in estimate related to the applicable discount rate discussed in Note 8, Fair Value of Assets and Liabilities. For the three and nine months ended September 30, 2025, the Company recognized fair value losses of $4.0 million and $10.5 million, respectively, related to the Receivable from Credit Card Partner, which primarily consisted of net charge-offs.
As of September 30, 2026 and December 31, 2025, the outstanding principal balance of securitized Credit Card receivables within Receivable from Credit Card Partner was $336.5 million (held by PMCC 2026-1) and $90.1 million (held by PMCC 2024-1), respectively.
Program Fees
The Company records revenue from various fees generated from the Credit Card program and PMCC 2024-1, including interchange fees, annual fees and late fees, net of a portion of the interchange fees that must be remitted to Coastal. These fees are included in Transaction Fees, Net on the accompanying consolidated statements of operations. For the three months ended September 30, 2026 and 2025, these fees totaled $8.4 million and $7.0 million, respectively, and for the nine months ended September 30, 2026 and 2025, these fees totaled $22.5 million and $18.5 million, respectively.
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
The net balance of this servicing obligation liability is included in Other Liabilities on the accompanying condensed consolidated balance sheets (see Note 10, Other Liabilities). Changes in the fair value of the net servicing obligation liability are recorded in Servicing Fees, Net on the accompanying condensed consolidated statements of operations, and totaled gains of $5.3 million and $4.5 million for the three and nine months ended September 30, 2026, respectively, which largely reflects the increase in the securitized portion of the Credit Card portfolio upon the closing of the PMCC 2026-1 securitization transaction on August 31, 2026. No servicing asset or obligation is recognized for the Credit Card receivables securitized within PMCC 2026-1 (and previously PMCC 2024-1), which is a consolidated VIE. Changes in the fair value of the net servicing obligation liability totaled losses of $0.6 million and $0.4 million for the three and nine months ended September 30, 2025, respectively.

6. Servicing Assets
Prosper accounts for Servicing Assets at their estimated fair values with changes in fair values recorded in Servicing Fees, Net on the accompanying condensed consolidated statement of operations. The initial asset or liability is recognized in Gain (Loss) on the Sale of Borrower Loans on the condensed consolidated statements of operations when the Company sells Borrower Loans to unrelated third-party buyers through the Whole Loan Channel and the servicing rights are retained. The Servicing Assets are measured at fair value throughout the servicing period. The Company recognized gains from the initial recognition of Servicing Assets on the sale of Borrower Loans in the amounts of $5.5 million and $3.5 million for the three months ended September 30, 2026 and 2025, respectively, and $14.5 million and $9.7 million for the nine months ended September 30, 2026 and 2025, respectively. These amounts are recorded in Loss on Sale of Borrower Loans on the condensed consolidated statements of operations, and are offset primarily by incentives provided to loan buyers at the time of sale.
As of September 30, 2026, Borrower Loans that were sold but for which Prosper retained servicing rights had a total outstanding principal balance of $4.4 billion, original terms to maturity of 24, 36, 48, 60 or 72 months, monthly payments with fixed interest rates ranging from 5.75% to 33.00%, and various original maturity dates through September 2032. As of December 31, 2025, Borrower Loans that were sold but for which Prosper retained servicing rights had a total outstanding principal balance of $3.8 billion, original terms to maturity of 24, 36, 48 or 60 months, monthly payments with fixed interest rates ranging from 5.75% to 33.00%, and various original maturity dates through December 2030.
Contractually-specified personal loan servicing fees and ancillary fees totaling $12.8 million and $10.5 million for the three months ended September 30, 2026 and 2025, respectively, and $36.1 million and $30.0 million for the nine months ended September 30, 2026 and 2025, respectively, are included in the condensed consolidated statements of operations in Servicing Fees, Net.
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
Market Servicing Rate
Prosper estimates adequate market servicing rates that would fairly compensate a substitute servicer should one be required, which includes the profit that would be demanded in the marketplace. This rate is stated as a fixed percentage of outstanding principal balance on a per annum basis. With the assistance of a valuation specialist, Prosper estimates these market servicing rates based on observable market rates for other loan types in the industry and bids from subservicing providers, adjusted for the unique loan attributes that are present in the specific loans that Prosper sells and services and information from backup servicing providers.
During the nine months ended September 30, 2026, there were no changes to the base market servicing rate assumptions used to value the Servicing Asset.
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
7. Securitizations
Personal Loan Securitizations
Prosper served as the sole sponsor of two securitizations of unsecured personal whole loans facilitated through the Company’s marketplace that were previously held in consolidated warehouse trusts: PMIT 2023-1 in September 2023 and PMIT 2024-1 in March 2024, respectively. These transactions benefitted the Company by reducing the financing costs associated with the underlying Borrower Loans. Both securitizations issued senior notes and residual certificates to finance the purchase of Borrower Loans. The notes were sold to third-party investors and a majority-owned affiliate of the sole sponsor of the securitizations, PFL, retained the residual certificates. In addition to the residual certificates, Prosper’s continued involvement included servicing responsibilities over the life of the underlying loans.
PMIT 2023-1 and PMIT 2024-1 (together, the “PMITs”) were deemed VIEs, and the Company consolidated them as the primary beneficiary. Through Prosper’s role as the servicer, it had the power to direct the activities that most significantly affect the PMITs’ economic performance. Additionally, because the Company held the residual certificates, it had a variable interest that could potentially be significant to the PMITs. In evaluating whether Prosper was the primary beneficiary, management considered both qualitative and quantitative factors regarding the nature, size and form of the Company’s involvement with the PMITs. Management assessed whether Prosper was the primary beneficiary of the PMITs on an on-going basis. For the PMITs, the creditors had no recourse to the general credit of Prosper and the liabilities of the PMITs could only be settled by their respective assets. Additionally, the assets of the PMITs could be used only to settle obligations of the PMITs. Because Prosper consolidated the PMITs’ securitization trusts, the Borrower Loans held in those trusts were included in Borrower Loans, at Fair Value, and the notes sold to third-party investors were presented in Notes Issued by Securitization Trusts on the condensed consolidated balance sheets. Because Prosper holds 100% of the residual certificates issued by the PMITs, they eliminated through consolidation and were thus not presented on the condensed consolidated balance sheets.
In the third quarter of 2026, the Company, in its capacity as servicer, exercised its optional clean-up call rights to terminate the PMITs in separate transactions after the outstanding principal balance of Borrower Loans held by each securitization fell below the contractual threshold of 10% of the original outstanding principal balance. In connection with these clean-up calls, performing Borrower Loans held by these securitizations were sold to the same unaffiliated third-party investor, while non-performing Borrower Loans were retained by PFL. All outstanding principal and interest on the respective Notes Issued by Securitization Trusts were fully repaid, using proceeds from the Borrower Loan sales, existing restricted cash and cash contributions from the Company. On the respective dates of these transactions, the PMIT 2023-1 and PMIT 2024-1 securitization trusts were dissolved, and the two entities were fully deconsolidated from the Company’s financial statements. Refer below for additional details relevant to each individual securitization.
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
The notes under PMIT 2023-1 were issued in five classes: Class A in the amount of $165.5 million, Class B in the amount of $25.4 million, Class C in the amount of $25.1 million, Class D in the amount of $22.3 million and Class E in the amount of $13.1 million (collectively, the “2023-1 Notes”). The Class A, Class B, Class C, Class D and Class E notes bore interest at fixed rates of 7.06%, 7.48%, 8.29%, 11.24% and 15.49%, respectively. Principal and interest payments began in October 2023 and were payable monthly. The 2023-1 Notes were recorded at amortized cost, net of original issue discounts totaling approximately $0.8 million. These discounts, along with debt issuance costs incurred of $2.7 million, were deferred and scheduled to be amortized into interest expense over the contractual lives of the 2023-1 Notes using the effective interest method.

On July 15, 2026, the Company exercised its optional clean-up call rights to terminate PMIT 2023-1. In connection with the clean-up call, performing Borrower Loans with an aggregate principal balance of $20.2 million were sold to an unaffiliated third-party investor for proceeds of $20.0 million. In addition, non-performing Borrower Loans with an aggregate outstanding principal of $2.6 million, and a fair value of approximately $1.1 million, were retained by PFL. These Borrower Loans were transferred to PFL in the form of an equity contribution, which eliminated upon consolidation. The outstanding principal and interest on the 2023-1 Notes of $26.3 million was fully repaid and extinguished using proceeds from the Borrower Loans sale, existing restricted cash and a $1.4 million cash contribution from the Company. As a result, the PMIT 2023-1 securitization trust was dissolved and deconsolidated from the Company’s financial statements on July 15, 2026. In connection with the extinguishment of the 2023-1 Notes, remaining unamortized deferred debt issuance costs and discounts totaling $0.3 million were accelerated and recognized in interest expense, representing the total net impact recognized in earnings upon termination of the trust and extinguishment of the debt.
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
The notes under PMIT 2024-1 were issued in four classes: Class A in the amount of $105.2 million, Class B in the amount of $10.8 million, Class C in the amount of $10.3 million and Class D in the amount of $10.2 million (collectively, the “2024-1 Notes”). The Class A, Class B, Class C and Class D notes bear interest at fixed rates of 6.12%, 6.13%, 6.96%, 10.98%, respectively. The 2024-1 Notes were recorded at amortized cost, net of debt issuance costs incurred of $1.5 million. These debt issuance costs were deferred and scheduled to be amortized into interest expense over the contractual lives of the 2024-1 Notes using the effective interest method.
On September 15, 2026, the Company exercised its optional clean-up call rights to terminate PMIT 2024-1. In connection with the clean-up call, performing Borrower Loans with an aggregate outstanding principal balance of $8.8 million were sold to an unaffiliated third-party investor for proceeds of $8.7 million. In addition, non-performing Borrower Loans with an aggregate outstanding principal of $1.3 million, and a fair value of approximately $0.5 million, were retained by PFL. These Borrower Loans were transferred to PFL in the form of an equity contribution, which eliminated in consolidation. The outstanding principal and interest on the 2024-1 Notes of $11.3 million was fully repaid and extinguished using proceeds from the Borrower Loan sale, existing restricted cash and a $0.2 million cash contribution from the Company. As a result of these transactions, the PMIT 2024-1 securitization trust was dissolved and fully deconsolidated from the Company’s financial statements on September 15, 2026, representing the total net impact recognized in earnings upon termination of the trust and extinguishment of the debt.
Credit Card Securitizations
Prosper served as the sole sponsor of two securitizations of Credit Card receivables originally classified as Prosper Allocations on Coastal’s balance sheet: the PMCC 2024-1 Transaction in November 2024, and the PMCC 2026-1 Transaction in August 2026. The PMCC 2024-1 securitization was terminated in conjunction with the closing of the PMCC 2026-1 Transaction, as proceeds from the issuance of notes by PMCC 2026-1 were used to repay the outstanding balance of PMCC 2024-1 notes, and Credit Card receivables held by PMCC 2024-1 were contributed to PMCC 2026-1. Refer below for additional details relevant to each individual securitization.
Consistent with PMCC 2024-1, PMCC 2026-1 is structured as a limited liability company and is wholly owned by PMI, but is considered a deemed VIE due to its lack of equity at risk. PMI consolidates it as the primary beneficiary, as through its role as the servicer, the Company has the power to direct the activities that most significantly affect the PMCC 2026-1 Transaction’s economic performance. Additionally, because the Company holds its only residual certificate, it has a variable interest that could potentially be significant to PMCC 2026-1. In evaluating whether PMI is the primary beneficiary, management considers both qualitative and quantitative factors regarding the nature, size and form of the Company’s involvement with PMCC 2026-1. Management assesses whether PMI is the primary beneficiary of the VIE on an on-going basis. For PMCC 2026-1, the creditors have no recourse to the general credit of Prosper and the liabilities of the limited liability company can only be settled by PMCC 2026-1’s assets. Additionally, the assets of PMCC 2026-1 can be used only to settle obligations of PMCC 2026-1.

Because the transfers of the underlying Credit Card receivables from Coastal to PMCC 2026-1 do not meet the requirements for sales accounting treatment under ASC 860, Transfers and Servicing, the Company has recorded on its condensed consolidated balance sheet a Receivable from Credit Card Partner that effectively consists of the underlying Credit Card receivables securitized through PMCC 2026-1. Notes sold to third-party investors are presented in Notes Issued by Securitization Trusts on the condensed consolidated balance sheets. The only residual certificate issued by PMCC 2026-1 is held by PMI, and thus eliminates through consolidation and is not presented on the condensed consolidated balance sheets.
PMCC 2024-1
In November 2024, the Company closed the PMCC 2024-1 Transaction, a securitization of Credit Card receivables previously classified as Prosper Allocations on Coastal’s balance sheet. Based on the terms of the underlying agreements, PMI and Coastal agreed to transfer Credit Card receivables with an aggregate outstanding principal balance of $90.9 million as of the established cutoff date of September 30, 2024, to the PMCC 2024-1 Transaction. On November 1, 2024, these Credit Card receivables, with an updated aggregate outstanding principal balance of approximately $94.7 million, along with associated interest receivable of $2.2 million, were transferred to the PMCC 2024-1 Transaction. PMCC 2024-1 issued notes and a residual certificate to finance the payment to Coastal for the transfer of the Credit Card receivables. The notes were sold to third-party investors, and the residual certificate was acquired by PMI, as the sole sponsor of the PMCC 2024-1 Transaction.
The notes under PMCC 2024-1 were issued in four classes: Class A in the amount of $46.3 million, Class B in the amount of $10.7 million, Class C in the amount of $11.1 million and Class D in the amount of $14.8 million (collectively, the “PMCC 2024-1 Notes”). The Class A, Class B, Class C and Class D notes bore interest at fixed rates of 6.15%, 7.15%, 10.05% and 14.64%, respectively. No principal payments were due on the PMCC 2024-1 Notes for the first two years of the PMCC 2024-1 Transaction, through November 1, 2026, which is referred to as the revolving period. Interest was payable monthly. These notes were recorded at amortized cost, net of original issue discounts totaling $0.3 million. These discounts, along with debt issuance costs incurred of $2.2 million, were deferred and scheduled to be amortized into interest expense over the two-year revolving period of the notes using the effective interest method.
On August 31, 2026, the Company exercised its optional redemption rights to terminate the PMCC 2024-1 Transaction. In connection with the optional redemption, all underlying Credit Card receivables with an unpaid principal balance of $89.3 million were transferred from PMCC 2024-1 to the PMCC 2026-1 Transaction. The aggregate outstanding principal and accrued interest on the PMCC 2024-1 Notes of $83.2 million were fully repaid and extinguished using proceeds from the issuance of notes by PMCC 2026-1. In connection with the debt extinguishment, remaining unamortized debt issuance costs and discounts totaling $0.3 million were accelerated into interest expense on August 31, 2026. As of September 30, 2026, no balances remained outstanding under PMCC 2024-1.
PMCC 2026-1
In August 2026, Prosper closed the PMCC 2026-1 securitization. Based on the terms of the underlying agreements, Credit Card receivables with an unpaid principal balance of $89.3 million and $244.1 million (aggregate of $333.4 million) were purchased from PMCC 2024-1 (as referenced above), and Coastal, respectively. PMCC 2026-1 issued notes and a residual certificate to finance the payments made to PMCC 2024-1 and Coastal for the purchase of these Credit Card receivables. The notes were sold to third-party investors, and the residual certificate was acquired by PMI, as the sole sponsor of the PMCC 2026-1 securitization. In addition to the residual certificate, the Company’s continued involvement included servicing responsibilities over the life of the underlying Credit Card receivables, including curing any Asset Deficiency (see below).
The notes under PMCC 2026-1 were issued in six classes: Class A in the amount of $114.1 million, Class B in the amount of $28.3 million, Class C in the amount of $34.6 million, Class D in the amount of $44.1 million, Class E in the amount of $48.1 million and Class F in the amount of $53.0 million, for an aggregate face value of $322.3 million (collectively, the “PMCC 2026-1 Notes”). Gross proceeds from the issuance of the 2026-1 Notes were $322.0 million. The Class A, Class B, Class C, Class D, Class E and Class F notes bear interest at fixed rates of 5.34%, 5.69%, 6.08%, 6.42%, 7.83% and 11.18%, respectively. No principal payments will be due on the PMCC 2026-1 Notes for the first two years of the PMCC 2026-1 Transaction, through August 31, 2028, which is referred to as the revolving period. At the end of that two-year period, if the revolving period is not extended, the PMCC 2026-1 Transaction enters the amortization period, whereby the PMCC 2026-1 Notes will be repaid in accordance with a waterfall calculation, generally tied to the collections of the associated Credit Card receivables. Interest is payable monthly. The PMCC 2026-1 Notes are recorded at amortized cost, net of original issue discounts of $0.3 million and debt issuance costs incurred of $3.7 million. These discounts and debt issuance costs are deferred and amortized into interest expense over the two-year revolving period of the PMCC 2026-1 Notes using the effective interest method. As of September 30, 2026, the outstanding principal and accrued interest of the 2026-1 Notes was $324.1 million, secured by a total outstanding balance of Credit Card receivables (inclusive of principal, interest and fees) of $348.8 million, and approximately $3.5 million in cash held in collateral and reserve accounts, which is included in Restricted Cash on the condensed consolidated balance sheets.

During the two-year revolving period, PMCC 2026-1 is required to maintain a contractual advance rate of no greater than 93.5%, calculated as the ratio of notes outstanding to the aggregate pool balance (inclusive of reserve cash and net of a 1% dilutional balance). In order to maintain compliance with this required advance rate, PMI will regularly purchase additional Credit Card receivables from accounts designated as eligible for the securitization, and may designate additional eligible accounts from Prosper Allocations, as necessary.

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
The fair value of the Credit Card Derivative is also estimated using a discounted cash flow model using certain assumptions. The key assumptions used in the valuation include default and prepayment rates derived primarily from historical performance and relevant market data, adjusted as necessary based on the perceived credit risk of the underlying portfolio. In addition, a discount rate based on the estimated residual return derived from a recent market securitization transaction sponsored by the Company is applied to the individual freestanding derivatives.
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
The Convertible Preferred Stock Warrant Liability is valued using a Black-Scholes option pricing model. Refer to Note 13 for further details.

The following tables present the fair value hierarchy for assets and liabilities measured at fair value (in thousands):

September 30, 2026	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Borrower Loans, at Fair Value (Notes 4 and 7)	$—	$—	$215,711	$215,711
Receivable from Credit Card Partner, at Fair Value (Notes 5 and 7)	—	—	398,414	398,414
Servicing Assets (Note 6)	—	—	21,382	21,382
Credit Card Derivative (Note 5)	—	—	28,833	28,833
Total Assets	$—	$—	$664,340	$664,340
Liabilities:
Notes, at Fair Value	$—	$—	$212,396	$212,396
Convertible Preferred Stock Warrant Liability	—	—	648	648
Loan Trailing Fee Liability (Note 10)	—	—	3,997	3,997
Credit Card servicing obligation liability (Note 5)	—	—	4,728	4,728
Total Liabilities	$—	$—	$221,769	$221,769

December 31, 2025	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Borrower Loans, at Fair Value (Notes 4 and 7)	$—	$—	$309,737	$309,737
Receivable from Credit Card Partner, at Fair Value (Notes 5 and 7)	—	—	99,865	99,865
Servicing Assets (Note 6)	—	—	17,402	17,402
Credit Card Derivative (Note 5)	—	—	48,290	48,290
Total Assets	$—	$—	$475,294	$475,294
Liabilities:
Notes, at Fair Value (Note 4)	$—	$—	$243,900	$243,900
Convertible Preferred Stock Warrant Liability (Note 13)	—	—	230,060	230,060
Loan Trailing Fee Liability (Note 10)	—	—	3,328	3,328
Credit Card servicing obligation liability (Note 5)	—	—	9,276	9,276
Total Liabilities	$—	$—	$486,564	$486,564
As PMI’s Borrower Loans, Receivable from Credit Card Partner, Credit Card Derivative, Servicing Assets, Notes, Credit Card servicing obligation liability, loan trailing fee liability and Convertible Preferred Stock Warrant Liability do not trade in an active market with readily observable prices, the Company uses significant unobservable inputs to measure the fair value of these assets and liabilities. Financial instruments are categorized in the Level 3 valuation hierarchy based on the significance of unobservable factors in the overall fair value measurement. These fair value estimates may also include observable, actively quoted components derived from external sources. As a result, gains and losses for assets and liabilities within the Level 3 category may include changes in fair value that were attributable to both observable and unobservable inputs. Prosper did not transfer any assets or liabilities in or out of Level 3 for the nine months ended September 30, 2026 and 2025.

Significant Unobservable Input Ranges
The following tables present quantitative information about the ranges of significant unobservable inputs used for the Company’s Level 3 fair value measurements at September 30, 2026 and December 31, 2025:

Range
Borrower Loans and Notes:	September 30, 2026	December 31, 2025
Discount rate	6.2% - 16.7%	5.0% - 15.5%
Default rate	2.4% - 14.0%	1.9% - 14.5%
For Borrower Loans and Notes funded through the Note Channel, the Company utilizes the same projected cash flows to estimate the fair values of these financial instruments.

Range
Servicing Assets:	September 30, 2026	December 31, 2025
Discount rate	15.0% - 25.0%	15.0% - 25.0%
Default rate	2.4% - 14.0%	2.0% - 15.0%
Prepayment rate	16.3% - 35.3%	13.3% - 35.6%
Market servicing rate (1) (2)	0.593% - 0.842%	0.593% - 0.842%
(1) Servicing assets associated with loans enrolled in a relief program offered by the Company as of September 30, 2026 and December 31, 2025 were measured using a market servicing rate assumption of 84.2 basis points. This rate was estimated using a multiplier consistent with observable market rates for other loan types, applied to the base market servicing rate assumption.
(2) Excludes collection fees that would be passed on to a hypothetical third-party servicer. As of September 30, 2026 and December 31, 2025, the market rate for collection fees and non-sufficient fund fees was assumed to be 11 basis points and 10 basis points, respectively, for a total market servicing rate range of 70.3 - 95.2 basis points and 69.3 - 94.2 basis points, respectively.

Range
Loan Trailing Fee Liability:	September 30, 2026	December 31, 2025
Discount rate	15.0% - 25.0%	15.0% - 25.0%
Default rate	2.4% - 14.0%	2.0% - 15.0%
Prepayment rate	16.3% - 35.3%	13.3% - 35.6%

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

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets		Liabilities
	Borrower Loans	Loans Held For Sale	Notes	Total
Fair value as of January 1, 2026	$309,737	$—	$(243,900)	$65,837
Purchases of Borrower Loans/Issuance of Notes	109,434	2,342,129	(107,162)	2,344,401
Principal repayments	(151,583)	—	122,317	(29,266)
Borrower Loans sold to third parties	(31,261)	(2,342,129)	—	(2,373,390)
Other changes	(1,164)	—	476	(688)
Change in fair value	(19,452)	—	15,873	(3,579)
Fair value as of September 30, 2026	$215,711	$—	$(212,396)	$3,315

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets		Liabilities
	Borrower Loans	Loans Held for Sale	Notes	Total
Fair value as of January 1, 2025	$461,785	$—	$(283,030)	$178,755
Purchases of Borrower Loans/Issuance of Notes	128,165	1,836,165	(126,900)	1,837,430
Principal repayments	(223,993)	—	141,344	(82,649)
Borrower Loans sold to third parties	(1,850)	(1,836,165)	—	(1,838,015)
Other changes	(1,362)	—	477	(885)
Change in fair value	(20,699)	—	12,571	(8,128)
Fair value as of September 30, 2025	$342,046	$—	$(255,538)	$86,508

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets		Liabilities
	Borrower Loans	Loans Held for Sale	Notes	Total
Fair value as of July 1, 2026	$258,205	$—	$(221,070)	$37,135
Purchase of Borrower Loans/Issuance of Notes	35,795	874,296	(35,178)	874,913
Principal repayments	(42,781)	—	38,694	(4,087)
Borrower Loans sold to third parties	(29,122)	(874,296)	—	(903,418)
Other changes	(365)	—	68	(297)
Change in fair value	(6,021)	—	5,090	(931)
Fair value as of September 30, 2026	$215,711	$—	$(212,396)	$3,315

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets		Liabilities
	Borrower Loans	Loans Held for Sale	Notes	Total
Fair value as of July 1, 2025	$376,294	$—	$(264,001)	$112,293
Purchase of Borrower Loans/Issuance of Notes	42,332	641,901	(42,318)	641,915
Principal repayments	(68,940)		46,563	(22,377)
Borrower Loans sold to third parties	(573)	(641,901)	—	(642,474)
Other changes	(316)	—	140	(176)
Change in fair value	(6,751)	—	4,078	(2,673)
Fair value as of September 30, 2025	$342,046	$—	$(255,538)	$86,508
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
The following table presents additional information about the Level 3 Receivable from Credit Card Partner, measured at fair value on a recurring basis for the three and nine month period ending September 30, 2026 (in thousands):

Receivable from Credit Card Partner
Fair value as of January 1, 2026	$99,865
Purchases of Credit Card principal receivables	307,735
Principal repayments on Credit Card receivables	(45,415)
Other changes	(2,527)
Transfer of Credit Card interest receivables upon close of PMCC 2026-1	6,891
Change in fair value	31,865
Fair value as of September 30, 2026	$398,414

Receivable from Credit Card Partner
Fair value as of January 1, 2025	$104,153
Purchases of Credit Card principal receivables	57,129
Principal repayments on Credit Card receivables	(48,604)
Other changes	(797)
Change in fair value	(10,493)
Fair value as of September 30, 2025	$101,388

Receivable from Credit Card Partner
Fair value as of July 1, 2026	$99,328
Purchases of Credit Card principal receivables	274,559
Principal repayments on Credit Card receivables	(20,453)
Other changes	(1,693)
Transfer of Credit Card interest receivables upon close of PMCC 2026-1	6,891
Change in fair value	39,782
Fair value as of September 30, 2026	$398,414

Receivable from Credit Card Partner
Fair value as of July 1, 2025	$102,491
Purchases of Credit Card principal receivables	17,880
Principal repayments on Credit Card receivables	(14,406)
Other changes	(620)
Change in fair value	(3,957)
Fair value as of September 30, 2025	$101,388
The following tables present additional information about Level 3 Servicing Assets measured at fair value on a recurring basis for the three and nine month periods ending September 30, 2026 and 2025 (in thousands):

Servicing Assets
Fair value as of January 1, 2026	$17,402
Additions	14,510
Less: Changes in fair value	(10,530)
Fair value as of September 30, 2026	$21,382

Servicing Assets
Fair value as of January 1, 2025	$13,718
Additions	9,703
Less: Changes in fair value	(6,723)
Fair value as of September 30, 2025	$16,698

Servicing Assets
Fair value as of July 1, 2026	$19,659
Additions	5,504
Less: Changes in fair value	(3,781)
Fair value as of September 30, 2026	$21,382

Servicing Assets
Fair value as of July 1, 2025	$14,438
Additions	3,517
Less: Changes in fair value	(1,257)
Fair value as of September 30, 2025	$16,698
The following tables present additional information about the Level 3 Credit Card Derivative measured at fair value on a recurring basis for the three and nine month periods ending September 30, 2026 and 2025 (in thousands):

Credit Card Derivative
Fair value as of January 1, 2026	$48,290
Change in fair value	(19,457)
Fair value as of September 30, 2026	$28,833

Credit Card Derivative
Fair value as of January 1, 2025	$38,739
Change in fair value	2,245
Fair value as of September 30, 2025	$40,984

Credit Card Derivative
Fair value as of July 1, 2026	$56,027
Change in fair value	(27,194)
Fair value as of September 30, 2026	$28,833

Credit Card Derivative
Fair value as of July 1, 2025	$36,443
Change in fair value	4,541
Fair value as of September 30, 2025	$40,984
The following tables present additional information about the Level 3 Credit Card servicing obligation liability (a component of Other Liabilities on the condensed consolidated balance sheets) measured at fair value on a recurring basis for the three and nine month periods ending September 30, 2026 and 2025 (in thousands):

Credit Card Servicing Obligation Liability
Fair value as of January 1, 2026	$9,276
Change in fair value	(4,548)
Fair value as of September 30, 2026	$4,728

Credit Card Servicing Obligation Liability
Fair value as of January 1, 2025	$8,947
Change in fair value	(371)
Fair value as of September 30, 2025	$8,576

Credit Card Servicing Obligation Liability
Fair value as of July 1, 2026	$10,001
Change in fair value	(5,273)
Fair value as of September 30, 2026	$4,728

Credit Card Servicing Obligation Liability
Fair value as of July 1, 2025	$7,964
Change in fair value	612
Fair value as of September 30, 2025	$8,576
The following tables present additional information about the Level 3 Convertible Preferred Stock Warrant Liability measured at fair value on a recurring basis for the three and nine month periods ending September 30, 2026 and 2025 (in thousands):

Convertible Preferred Stock Warrant Liability
Fair value as of January 1, 2026	$230,060
Reclassification to Convertible Preferred Stock upon exercise of Series E-1 and F Warrants (Note 13)	(171,356)
Change in fair value	(58,056)
Fair value as of September 30, 2026	$648

Convertible Preferred Stock Warrant Liability
Fair value as of January 1, 2025	$261,249
Reclassification to Convertible Preferred Stock upon exercise of Series F Warrants (Note 13)	(73,292)
Change in fair value	37,254
Fair value as of September 30, 2025	$225,211

Convertible Preferred Stock Warrant Liability
Fair value as of July 1, 2026	$696
Change in fair value	(48)
Fair value as of September 30, 2026	$648

Convertible Preferred Stock Warrant Liability
Fair value as of July 1, 2025	$263,382
Reclassification to Convertible Preferred Stock upon exercise of Series F Warrants (Note 13)	(73,292)
Change in fair value	35,121
Fair value as of September 30, 2025	$225,211
Loan Trailing Fee
The fair value of the Loan Trailing Fee represents the present value of the expected monthly Loan Trailing Fee payments, which takes into consideration certain assumptions related to expected prepayment rates and default rates using a discounted cash flow model. The assumptions used are the same as those used for the valuation of Servicing Assets, as described below.
The following tables present additional information about the Level 3 Loan Trailing Fee Liability measured at fair value on a recurring basis for the three and nine month periods ending September 30, 2026 and 2025 (in thousands):

Loan Trailing Fee Liability
Fair value as of January 1, 2026	$3,328
Issuances	2,416
Cash Payment of Loan Trailing Fee	(2,190)
Change in Fair Value	443
Fair value as of September 30, 2026	$3,997

Loan Trailing Fee Liability
Fair value as of January 1, 2025	$3,004
Issuances	1,822
Cash Payment of Loan Trailing Fee	(1,969)
Change in Fair Value	383
Fair value as of September 30, 2025	$3,240

Loan Trailing Fee Liability
Fair value as of July 1, 2026	$3,710
Issuances	901
Cash Payment of Loan Trailing Fee	(765)
Change in Fair Value	151
Fair value as of September 30, 2026	$3,997

Loan Trailing Fee Liability
Fair value as of July 1, 2025	$3,129
Issuances	651
Cash Payment of Loan Trailing Fee	(676)
Change in Fair Value	136
Fair value as of September 30, 2025	$3,240
Significant Recurring Level 3 Fair Value Input Sensitivity
Key economic assumptions and the sensitivity of the fair value to immediate changes in those assumptions at September 30, 2026 and December 31, 2025 for Borrower Loans and Loans Held for Sale are presented in the following table (in thousands, except percentages).

Borrower Loans	September 30, 2026	December 31, 2025
Fair value, using the following assumptions:	$215,711	$309,737
Weighted-average discount rate	9.34%	8.53%
Weighted-average default rate	11.44%	11.79%

Fair value resulting from:
100 basis point increase in discount rate	$213,776	$307,014
200 basis point increase in discount rate	211,887	304,354
Fair value resulting from:
100 basis point decrease in discount rate	$217,694	$312,526
200 basis point decrease in discount rate	219,726	315,384

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$213,932	$307,253
Applying a 1.2 multiplier to default rate	212,152	304,767
Fair value resulting from:
Applying a 0.9 multiplier to default rate	$217,489	$312,219
Applying a 0.8 multiplier to default rate	219,269	314,699
Key economic assumptions and the sensitivity of the fair value to immediate changes in those assumptions at September 30, 2026 and December 31, 2025 for Notes are presented in the following table (in thousands, except percentages).

Notes	September 30, 2026	December 31, 2025
Fair value, using the following assumptions:	$212,396	$243,900
Weighted-average discount rate	9.34%	8.67%
Weighted-average default rate	11.44%	11.48%

Fair value resulting from:
100 basis point increase in discount rate	$210,488	$241,752
200 basis point increase in discount rate	208,626	239,655
Fair value resulting from:
100 basis point decrease in discount rate	$214,348	$246,096
200 basis point decrease in discount rate	216,354	248,352

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$210,644	$241,944
Applying a 1.2 multiplier to default rate	208,892	239,987
Fair value resulting from:
Applying a 0.9 multiplier to default rate	$214,146	$245,853
Applying a 0.8 multiplier to default rate	215,898	247,806
Key economic assumptions and the sensitivity of the fair value to immediate changes in those assumptions at September 30, 2026 and December 31, 2025 for Servicing Assets is presented in the following table (in thousands, except percentages).

Servicing Assets	September 30, 2026	December 31, 2025
Fair value, using the following assumptions	$21,382	$17,402
Weighted-average market servicing rate	0.599%	0.598%
Weighted-average prepayment rate	21.74%	21.65%
Weighted-average default rate	11.09%	11.84%

Fair value resulting from:
Market servicing rate increase of 0.025%	$20,161	$16,398
Market servicing rate decrease of 0.025%	22,603	18,405

Fair value resulting from:
Applying a 1.1 multiplier to prepayment rate	$20,800	$16,949
Applying a 0.9 multiplier to prepayment rate	21,978	17,863

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$21,049	$17,114
Applying a 0.9 multiplier to default rate	21,715	17,689
Key economic assumptions and the sensitivity of the fair value to immediate changes in those assumptions at September 30, 2026 and December 31, 2025 for Receivable from Credit Card Partner is presented in the following table (in thousands, except percentages).

Receivable from Credit Card Partner:	September 30, 2026	December 31, 2025
Fair value, using the following assumptions:	$398,414	$99,865
Discount rate on Credit Card receivable cash flows (1)	20.00%	23.15%
Prepayment rate on Credit Card receivables	8.20%	8.22%
Default rate on Credit Card receivables	14.70%	15.00%

Fair value resulting from:
100 basis point increase in discount rate	$397,521	$99,689
200 basis point increase in discount rate	396,653	99,518
Fair value resulting from:
100 basis point decrease in discount rate	$399,335	$100,045
200 basis point decrease in discount rate	400,283	100,231

Fair value resulting from:
Applying a 1.1 multiplier to prepayment rate	$397,501	$99,676
Applying a 0.9 multiplier to prepayment rate	399,340	100,055

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$388,610	$97,376
Applying a 0.9 multiplier to default rate	408,641	102,459
(1) Refer to Changes in Estimates section below.
Key economic assumptions and the sensitivity of the fair value to immediate changes in those assumptions at September 30, 2026 and December 31, 2025 for the Credit Card Derivative is presented in the following table (in thousands, except percentages).

Credit Card Derivative	September 30, 2026	December 31, 2025
Fair value, based on the following notional amount and rate assumptions:	$28,833	$48,290
Outstanding Credit Card Principal Balance, Prosper and Coastal Allocations	166,457	330,409
Discount rate on Prosper Allocations (1)	20.00%	23.15%
Discount rate on Coastal Program Fee (1)	20.00%	23.15%
Prepayment rate applied to Credit Card portfolio	8.20%	8.22%
Default rate applied to Credit Card portfolio (1)	13.92%	15.33%

Fair value resulting from:
100 basis point increase in both discount rates	$28,431	$47,654
200 basis point increase in both discount rates	28,047	47,036
Fair value resulting from:
100 basis point decrease in both discount rates	$29,234	$48,945
200 basis point decrease in both discount rates	29,654	49,619

Fair value resulting from:
Applying a 1.1 multiplier to prepayment rate	$28,418	$47,625
Applying a 0.9 multiplier to prepayment rate	29,241	48,964

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$24,217	$38,254
Applying a 0.9 multiplier to default rate	33,582	58,663
(1) Refer to Changes in Estimates section below.
Key economic assumptions and the sensitivity of the fair value to immediate changes in those assumptions at September 30, 2026 and 2025 for the Credit Card servicing obligation liability is presented in the following table (in thousands, except percentages).

Credit Card servicing obligation liability:	September 30, 2026	December 31, 2025
Fair value, using the following assumptions:	$4,728	$9,276
Discount rate on Credit Card portfolio servicing obligation (1)	20.00%	23.15%
Prepayment rate applied to Credit Card portfolio	8.20%	8.22%
Default rate applied to Credit Card portfolio (1)	13.92%	15.33%
Market servicing rate	2.00%	2.00%

Fair value resulting from:
Market servicing rate increase of 0.10%	$4,987	$9,761
Market servicing rate decrease of 0.10%	4,469	8,792

Fair value resulting from:
Applying a 1.1 multiplier to prepayment rate	$4,673	$9,174
Applying a 0.9 multiplier to prepayment rate	4,783	9,380

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$4,624	$9,056
Applying a 0.9 multiplier to default rate	4,834	9,501
(1) Refer to Changes in Estimates section below.

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
Changes in Estimates
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
In addition, effective September 30, 2026, and on a prospective basis, the Company applied a discount rate to the projected cash flows that comprise the Credit Card Derivative, Receivable from Credit Card Partner and Credit Card servicing obligation based on an estimated residual return derived from recent market securitization transactions sponsored by the Company. Previously, the discount rate was estimated using an external high-yield corporate debt benchmark. This change was made because management concluded the external benchmark is no longer representative of the returns a market participant would seek when investing in consumer credit, and the residual yield required by investors on recent market transactions provides a more representative measure. The effect of this change in estimate (i) increased the Credit Card Derivative by $2.7 million, (ii) increased the Receivable from Credit Card Partner by $6.0 million and (iii) increased the net Credit Card servicing obligation by $0.4 million as of September 30, 2026. Accordingly, it increased Total Net Revenue and Net Income by $8.4 million for the three and nine months ended September 30, 2026.
Assets and Liabilities Not Recorded at Fair Value
The following table presents the fair value hierarchy for assets, and liabilities not recorded at fair value (in thousands):

September 30, 2026	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Cash and Cash Equivalents	$74,059	$74,059	$—	$—	$74,059
Restricted Cash - Cash and Cash Equivalents	146,290	146,290	—	—	146,290
Restricted Cash - Certificates of Deposit	1,510	—	1,510	—	1,510
Accounts Receivable	10,882	—	10,882	—	10,882
Total Assets	$232,741	$220,349	$12,392	$—	$232,741
Liabilities:
Accounts Payable and Accrued Liabilities	$61,657	$—	$61,657	$—	$61,657
Transaction Fee Refund Liability (Note 17)	13,891	—	—	13,891	13,891
Payable to Investors	134,841	—	134,841	—	134,841
Notes Issued by Securitization Trusts	320,350	—	317,056	—	317,056
Term Loan (Note 11)	75,000	—	77,048	—	77,048
Total Liabilities	$605,739	$—	$590,602	$13,891	$604,493

December 31, 2025	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Balance at Fair Value
Assets:
Cash and Cash Equivalents	$46,755	$46,755	$—	$—	$46,755
Restricted Cash - Cash and Cash Equivalents	92,854	92,854	—	—	92,854
Restricted Cash - Certificates of Deposit	1,509	—	1,509	—	1,509
Accounts Receivable	11,947	—	11,947	—	11,947
Total Assets	$153,065	$139,609	$13,456	$—	$153,065
Liabilities:
Accounts Payable and Accrued Liabilities	$56,501	$—	$56,501	$—	$56,501
Transaction Fee Refund Liability (Note 17)	17,191	—	—	17,191	17,191
Payable to Investors	77,604	—	77,604	—	77,604
Notes Issued by Securitization Trusts	149,902	—	151,325	—	151,325
Term Loan (Note 11)	75,000	—	76,089	—	76,089
Total Liabilities	$376,198	$—	$361,519	$17,191	$378,710

The estimated fair values of Cash and Cash Equivalents, Restricted Cash, Accounts Receivable, Accounts Payable and Accrued Liabilities, Transaction Fee Refund Liability and Payable to Investors approximate their carrying values because of their short-term nature.

9. Goodwill
Prosper’s goodwill balance of $36.4 million at December 31, 2025 did not change during the nine months ended September 30, 2026. The Goodwill is associated with the Company’s Personal Loan reporting unit, which has a negative carrying amount as of September 30, 2026. The Company recorded no goodwill impairment for the nine months ended September 30, 2026 and 2025.
10. Other Liabilities
Other Liabilities consist of the following for the periods presented (in thousands):

	September 30, 2026	December 31, 2025
Deferred revenue	$13,522	$11,819
Operating lease liabilities (Note 16)	6,481	9,193
Credit Card servicing obligation liability (Notes 2 and 5)	4,728	9,276
Loan trailing fee liability	3,997	3,328
Deferred income tax liability	839	839
Other	311	323
Total Other Liabilities	$29,878	$34,778
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
2025 Credit Agreement
Proceeds received from the 2025 Term Loan were net of $0.2 million in debt issuance costs, which are being amortized over the life of the 2025 Term Loan to Interest Expense on Term Loan using the effective interest method. The 2025 Credit Agreement also provides the option to upsize the credit facility by up to $25.0 million upon the Company’s request and subject to lender approval. As of September 30, 2026, the Company had not exercised this option, and no amount was due under this incremental facility.
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
The 2025 Credit Agreement contains a number of covenants that, among other things and subject to certain exceptions and thresholds, restrict the Company’s ability to incur new indebtedness (including finance leases); incur certain liens; and make fundamental changes to the business. In addition, the 2025 Credit Agreement contains certain financial covenants with which the Company must remain in compliance as of the last business day of each quarter during the life of the 2025 Term Loan:
•a minimum tangible net worth
•a minimum net liquidity
•a maximum leverage ratio
The Company is in compliance with all covenants as of September 30, 2026, as well as prior quarterly periods. In addition, the Company believes it is in compliance with all covenants through the date of issuance of these condensed consolidated financial statements. The 2025 Credit Agreement also contains certain customary representations and warranties and affirmative covenants, and certain reporting obligations. The 2025 Term Loan lender will be permitted to accelerate all outstanding borrowings, terminate outstanding commitments and exercise other specified remedies upon the occurrence of certain events of default (subject to certain grace periods and exceptions), which include, among other things, payment defaults, breaches of representations and warranties, covenant defaults, certain cross-defaults to other indebtedness, certain events of bankruptcy and insolvency, certain judgments and change of control.
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
All participating securities are excluded from basic weighted-average common shares outstanding. Prior to any conversion to common shares, each series of Prosper’s Convertible Preferred Stock is entitled to participate on an if-converted basis in distributions of earnings, when and if declared by the Board of Directors (the “Board”), that are made to common stockholders and consequently, these shares were considered participating securities. During the nine months ended September 30, 2026 and 2025, certain shares issued as a result of the early exercise of stock options which are subject to a repurchase right by PMI were entitled to receive non-forfeitable dividends during the vesting period and consequently, are considered participating securities.
Basic and diluted net income (loss) per share were calculated as follows for the periods presented (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net Income (Loss)	$41,726	(29,492)	$112,758	$(36,844)
Plus: Return on Share Purchase and Forfeiture	—	—	355	—
Less: Net Income Allocated to Participating Securities	(34,192)	—	(89,041)	—
Net Income (Loss) Attributable to Common Stockholders	$7,534	$(29,492)	$24,072	$(36,844)
Denominator:
Weighted average shares used in computing basic net income (loss) per share	79,691,819	78,029,045	78,960,756	77,746,658
Effect of dilutive securities:
Stock options	47,399,002	—	50,110,233	—
Common stock warrants	—	—	246,951	—
Convertible preferred stock warrants	604,868	—	70,399,822	—
Weighted-average shares used in computing diluted net income (loss) per share	127,695,689	78,029,045	199,717,762	77,746,658
Net Income (Loss) Per Share – Basic	$0.09	$(0.38)	$0.30	$(0.47)
Net Income (Loss) Per Share – Diluted	$0.06	$(0.38)	$0.12	$(0.47)

The following common stock equivalents were excluded from the computation of diluted net income (loss) per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(shares)	(shares)	(shares)	(shares)
Excluded securities:
Convertible preferred stock issued and outstanding, excluding shares held by consolidated VIE	370,622,512	209,979,779	301,035,432	209,979,779
Stock options issued and outstanding	25,893,512	76,965,892	25,643,692	78,624,614
Common stock warrants issued and outstanding	—	705,349	52,758	705,349
Series E-1 convertible preferred stock warrants	—	35,544,141	—	35,544,141
Series F convertible preferred stock warrants	—	126,106,580	—	126,106,580
Total common stock equivalents excluded from diluted net income (loss) per common share computation	396,516,024	449,301,741	326,731,882	450,960,463

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
The number of authorized, issued and outstanding shares, their par value and liquidation preference for each series of convertible preferred stock as of September 30, 2026 are disclosed in the table below (amounts in thousands except share and par value amounts):

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
After the payment or setting aside for payment to the holders of Series E-1, Series E-2, and Series F convertible preferred stock, each holder of Series A, Series B, Series C, Series D, Series E-2, Series F, and Series G convertible preferred stock is entitled to receive, on a pari passu basis, prior to and in preference to any distribution of proceeds from a liquidation event (as defined under the certificate of incorporation) to the holders of Series A-1 convertible preferred stock or common stock, (i) an amount per share for each share of Series E-2 and Series F convertible preferred stock equal to the sum of one-third of the liquidation preference specified for such share and all declared but unpaid dividends, if any, on such share, and (ii) an amount per share for each share of Series A, Series B, Series C, Series D and Series G convertible preferred stock equal to the sum of the liquidation preference specified for such share and all declared but unpaid dividends, if any, on such share.
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
For the nine months ended September 30, 2026 (prior to the full exercise of the Series E-1 Warrants, as discussed above), the Company recognized $13.5 million of income from the re-measurement of the fair value of the warrants. For the three and nine months ended September 30, 2025, the Company recognized $4.6 million and $5.0 million of expense, respectively, from the re-measurement of the fair value of the warrants. The income or expense resulting from the remeasurement of the fair value of the warrants is recorded in Change in Fair Value of Convertible Preferred Stock Warrants on the condensed consolidated statements of operations.
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
Series F Warrants
In connection with the Consortium Purchase Agreement on February 27, 2017, PMI issued warrants to purchase up to 177,720,706 shares of PMI's Series F convertible preferred stock at $0.01 per share. The warrants expire ten years from the date of issuance, and the following is a listing of exercises of Series F Warrants as of September 30, 2026:
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
Following these exercises, a total of 604,868 Series F Warrants remain outstanding as of September 30, 2026. For the three months ended September 30, 2026 and 2025, Prosper recognized $48 thousand of income and $30.5 million of expense, respectively, from the re-measurement of the fair value of the warrants. For the nine months ended September 30, 2026 and 2025, the Company recognized $44.5 million of income and $32.3 million of expense, respectively, from the re-measurement of the fair value of the warrants. The income or expense resulting from changes in the fair value of the warrant is recorded through Change in Fair Value of Convertible Preferred Stock Warrants on the condensed consolidated statements of operations.

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
The Company determined the fair value of the outstanding Series F Warrants utilizing the following assumptions as of the following dates:

	September 30, 2026	December 31, 2025
Volatility	54.0%	57.0%
Risk-free interest rate	4.90%	3.50%
Expected term (in years)	2.25	2.75
Dividend yield	—%	—%
These assumptions were determined using the same criteria described above for the Series E-1 warrants.
Common Stock
PMI, through its Amended and Restated Certificate of Incorporation, is the sole issuer of common stock and related options, RSUs and warrants. On February 16, 2016, PMI amended and restated its Certificate of Incorporation to, among other things, effect a 5-for-1 forward stock split. On September 20, 2017, PMI further amended its Amended and Restated Certificate of Incorporation to increase the number of shares of common stock authorized for issuance. PMI has the authority to issue is 1,069,760,848 total number of shares of stock, consisting of 625,000,000 shares of common stock, at $0.01 par value per share, and 444,760,848 shares of preferred stock, also at $0.01 par value per share. On December 23, 2019, the Company repurchased 2,196,665 shares of Common Stock from an investor. As of September 30, 2026, 81,116,014 shares of common stock were issued and 79,935,949 shares of common stock were outstanding. As of December 31, 2025, 79,138,710 shares of common stock were issued and 78,202,775 shares of common stock were outstanding. Each holder of common stock is entitled to one vote for each share of common stock held.
As disclosed above, on June 30, 2026, one PMI equity investor transferred 244,130 shares of Common Stock to PGT. Those shares remain legally issued and outstanding, but are held by a consolidated VIE.
Common Stock Issued upon Exercise of Stock Options
For the nine months ended September 30, 2026, PMI issued 1,229,353 shares of Common Stock upon the exercise of vested options for cash proceeds of $33 thousand.
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

Stock Option Activity
Stock option activity under the 2015 Plan and 2025 Plan is summarized for the nine months ended September 30, 2026 below:

	Options Issued and Outstanding	Weighted Average Exercise Price
Balance as of January 1, 2026	76,886,581	$0.17
Options granted	5,729,480	$0.67
Options exercised	(1,229,353)	$0.03
Options forfeited	(4,084,533)	$0.35
Options expired	(3,800,533)	$0.02
Balance as of September 30, 2026	73,501,642	$0.21
Options vested and expected to vest as of September 30, 2026	70,705,497	$0.21
Options vested and exercisable as of September 30, 2026	64,145,108	$0.15
Other Information Regarding Stock Options
The weighted-average remaining contractual term for options outstanding as of September 30, 2026 is 3.71 years.
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
The fair values of PMI’s stock option awards granted were estimated at the dates of grant using the Black-Scholes model with the following average assumptions for the periods presented (no options were granted for the three months ended September 30, 2025):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Volatility of common stock	58.96%	n/a	61.67%	65.42%
Risk-free interest rate	4.42%	n/a	4.13%	4.03%
Expected life (in years)	6 years	n/a	5.9 years	6.0 years
Dividend yield	—%	n/a	—%	—%
Restricted Stock Unit Activity
PMI grants RSUs to certain employees that are subject to three-year or four-year vesting terms and the occurrence of a liquidity event. The following table summarizes the Company’s RSU activity for nine months ended September 30, 2026:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested as of January 1, 2026	2,559,633	$1.03
Granted	3,618,453	0.42
Unvested as of September 30, 2026	6,178,086	$0.67
Share Based Compensation
The following table presents the amount of stock-based compensation related to stock-based awards granted to employees recognized in Prosper’s condensed consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Origination and servicing	$42	$26	$191	$81
Sales and marketing	19	17	52	52
General and administrative	237	274	850	860
Total stock-based compensation	$298	$317	$1,093	$993

As of September 30, 2026, the unamortized stock-based compensation expense, adjusted for forfeiture estimates, related to unvested stock-based awards was approximately $2.0 million, which will be recognized over a remaining weighted-average vesting period of approximately 2.8 years.
15. Income Taxes
For the three months ended September 30, 2026 and 2025, PMI recognized $1.0 million and $28 thousand, respectively, of income tax expense. For the nine months ended September 30, 2026 and 2025, PMI recognized $1.3 million and $84 thousand, respectively, of income tax expense. The income tax expense relates to state income tax expense and the amortization of tax deductible goodwill which gives rise to an indefinite-lived deferred tax liability. No other income tax expense or benefit was recorded for the three and nine month periods ended September 30, 2026 and 2025 due to a full valuation allowance recorded against the Company’s deferred tax assets.
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
16. Leases
Prosper has operating leases for corporate offices. These leases have remaining lease terms of less than one year to approximately three years. Some of the lease agreements include options to extend the lease term for up to an additional five years. Rental expense under operating lease arrangements was $0.9 million and $0.9 million for the three months ended September 30, 2026 and 2025, respectively. Rental expense under operating lease arrangements was $2.6 million and $2.7 million for the nine months ended September 30, 2026 and 2025, respectively. Additionally, Prosper subleases certain leased office space to third parties when it determines there is excess leased capacity. Sublease income from operating lease arrangements was $0.1 million and $0.1 million for the three months ended September 30, 2026 and 2025, respectively. Sublease income from operating lease arrangements was $0.4 million and $0.4 million for the nine months ended September 30, 2026 and 2025, respectively.
Operating Lease Right-of-Use (“ROU”) Assets
The following table summarizes the operating lease right-of-use assets as of September 30, 2026, which are included in Property and Equipment, Net on the condensed consolidated balance sheets.

	September 30, 2026
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
ROU Assets - Office buildings	$22,690	$17,816	$4,874
Lease Liabilities
Future maturities of operating lease liabilities as of September 30, 2026 are below (in thousands). The present value of the future minimum lease payments represents our operating lease liabilities as of September 30, 2026 and are included in "Other Liabilities" on the condensed consolidated balance sheets.

September 30, 2026
Remainder of 2026	$1,168
2027	3,834
2028	1,948
2029	410
Total future minimum lease payments	$7,360
Less imputed interest	(879)
Present value of future minimum lease payments	$6,481
Because the rate implicit in each lease is not readily determinable, we use our incremental borrowing rate to determine the present value of the lease payments. Other information related to leases was as follows (dollars in thousands):

September 30, 2026
Weighted average remaining lease term (in years)	1.9
Weighted average discount rate	11.31%
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
Operating Commitments
PMI, along with PFL, and WebBank have entered into: (i) an Asset Sale Agreement, dated July 1, 2016, between PFL and WebBank, as most recently amended by an Eighth Amendment dated August 11, 2026 (as amended, the “Sale Agreement”); (ii) the Marketing Agreement, dated July 1, 2016, between PMI and WebBank, as most recently amended by an Eighth Amendment dated August 11, 2026 (as amended, the “Marketing Agreement”); and (iii) the Stand By Purchase Agreement, dated July 1, 2016, between PMI and WebBank, as most recently amended by a Fourth Amendment dated February 28, 2024 (as amended, the “Purchase Agreement” and, collectively with the Sale Agreement and the Marketing Agreement, the “Origination and Sale Agreements”). Under the Origination and Sale Agreements, all Borrower Loans originated through the marketplace are made by WebBank under its bank charter.
The Origination and Sale Agreements contain terms through February 1, 2029. Prosper is required, under the Origination and Sale Agreements, to maintain certain collateral requirements. In addition, pursuant to the Marketing Agreement, the marketing fee that Prosper receives in connection with the origination of each loan is partially reduced by an amount (the “Designated Amount”) calculated as a percentage of the principal amount of such loan based on the aggregate principal amount of loans originated for the applicable month. To the extent the aggregate Designated Amount for all loans originated during any month is less than $100,000 through February 1, 2029, Prosper is required to pay WebBank an amount equal to such deficiency. Accordingly, the minimum fee is $0.3 million for the remaining three months of 2026, $1.2 million in 2027, $1.2 million in 2028 and $0.1 million in 2029.
Additionally, under the Origination and Sale Agreements, Prosper is required to maintain minimum net liquidity of $15.0 million at all times during the term of the agreement. Net liquidity is defined as the sum of Cash, Cash Equivalents and Available for Sale Investments. Violation of this covenant can result in termination of the contract with WebBank. As of September 30, 2026, the Company was in compliance with the covenant. The amendment to the Origination and Sale

Agreements executed on August 11, 2026 also (i) eliminated or amended certain termination rights and the notice provisions therein, and (ii) amended certain expense reimbursement and fee obligations of the Company.
Transaction Fee Refund Liability
Prosper assumed WebBank’s liability under Utah law to refund the pro-rated amount of any Transaction Fees collected in excess of 5%, in the event the underlying borrower prepaid the loan in full before full maturity. Following the passage of S.B. 230, only Borrower Loans originated prior to May 6, 2026, remain subject to this requirement, and no liability is recorded for Borrower Loans originated on or subsequent to that effective date. For the three months ended September 30, 2026 and 2025 the Company issued $6.4 million and $4.7 million, respectively, in refunds under this obligation. For the nine months ended September 30, 2026 and 2025 the Company issued $18.0 million and $11.3 million, respectively, in refunds under this obligation. As of September 30, 2026 and December 31, 2025, the Company accrued $13.9 million and $17.2 million, respectively, related to anticipated future refunds under this obligation.
Loan Purchase Commitments
Prosper entered into an agreement with WebBank to purchase $31.3 million of Borrower Loans that WebBank originated during the last two business days of the quarter ended September 30, 2026. Prosper will purchase these Borrower Loans within the first two business days of the quarter ending December 31, 2026.
Repurchase Obligation
Under the terms of the loan purchase agreements between Prosper and investors that participate in the Whole Loan Channel, Prosper may, in certain circumstances, become obligated to repurchase a Borrower Loan from an investor. Generally, these circumstances include the occurrence of verifiable identity theft, the failure to properly follow personal loan listing or bidding protocols or a violation of the applicable federal, state or local lending laws. Prosper recognizes a liability at fair value for the repurchase obligation when the Borrower Loans are sold. The fair value of the repurchase obligation is estimated based on historical experience. Repurchased Borrower Loans associated with violations of federal, state or local lending laws or verifiable identity theft are written off at the time of repurchase. The maximum potential amount of future payments associated with this obligation is the outstanding balances of the Borrower Loans issued to third parties through the Whole Loan Channel, which at September 30, 2026 is $4.4 billion. Prosper has accrued $0.3 million and $0.3 million as of September 30, 2026 and December 31, 2025, respectively, in regard to this obligation.
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

The Company has accrued for various legal and cybersecurity costs incurred related to this incident that are not covered by insurance. As the lawsuits described herein above are still in their early stages, the Company is unable to accurately predict the ultimate outcome of this incident, or estimate a loss or range of loss that the Company may incur in the event of an unfavorable outcome. Accordingly, the Company has not recorded a provision for any estimated losses in respect to the incident as of September 30, 2026 and December 31, 2025.
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
Prosper’s executive officers, directors who are not executive officers, and certain affiliates participate in its marketplace by placing bids and purchasing Notes. The aggregate amount of the Notes purchased and the income earned by parties deemed to be affiliates and related parties of Prosper for the three and nine months ended September 30, 2026 and 2025, as well as the Notes outstanding as of September 30, 2026 and December 31, 2025 are summarized below (in thousands):

	Aggregate Amount of Notes Purchased the Three Months Ended September 30,		Interest Earned on Notes the Three Months Ended September 30,
Related Party	2026	2025	2026	2025
Executive officers and management	$10	$3	$2	$2
Directors (excluding executive officers and management)	—	—	—	—
Total	$10	$3	$2	$2

	Aggregate Amount of Notes Purchased the Nine Months Ended September 30,		Interest Earned on Notes the Nine Months Ended September 30,
Related Party	2026	2025	2026	2025
Executive officers and management	$28	$8	$7	$7
Directors (excluding executive officers and management)	—	—	—	—
Total	$28	$8	$7	$7

	Notes Balance as of
Related Party	September 30, 2026	December 31, 2025
Executive officers and management	$60	$69
Directors (excluding executive officers and management)	—	—
Total	$60	$69

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
Of all Borrower Loans originated in the three months ended September 30, 2026, three individual third parties purchased 34.6%, 21.8% and 16.2% of all Borrower Loans originated. For the three months ended September 30, 2025, four individual third parties purchased 17.4%, 14.3%, 13.2%, and 11.1% of all Borrower Loans originated. Of all Borrower Loans originated in the nine months ended September 30, 2026, two individual third parties purchased 42.9% and 12.1% of all Borrower Loans originated. For the nine months ended September 30, 2025, four individual third parties purchased 15.4%, 13.9%, 12.1%, and 12.0% of all Borrower Loans originated. These purchases indicate that a significant portion of Prosper’s business is dependent on funding through the Whole Loan Channel, through which 96% and 94% of Borrower Loans were originated for the three months ended September 30, 2026 and 2025, respectively, and through which 96% and 94% of Borrower Loans were originated for the nine months ended September 30, 2026 and 2025, respectively.
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

20. Segments
Effective in the fourth quarter of 2025, the Company updated its operating and reportable segments to align with strategic business and management reporting changes. This realignment is reflected in the periodic financial reports provided to the Company’s Chief Executive Officer, who serves as the chief operating decision maker (“CODM”), for the purposes of evaluating performance, making operating decisions and allocating resources. As a result of these changes, the Company’s former Home Equity segment was eliminated and the related products and services are now combined with the Personal Loan segment, which includes both Personal Loan products and services, as well as general corporate expenses. The Company now has two reportable and operating segments: Personal Loan and Credit Card. Segment information presented for the three months ended September 30, 2025, has been recast to conform to the current reportable segment presentation.
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

	Three Months Ended September 30, 2026
	Personal Loan	Credit Card	Total
Total Net Revenue	$69,850	$35,928	$105,778
Accelerated amortization of debt issuance costs and debt discounts	305	279	584
Less: Segment Operating Expenses (1)
Compensation and Benefits (2)	(18,865)	(3,119)	(21,984)
Marketing and Advertising	(16,604)	(5,905)	(22,509)
Transaction Costs	(1,925)	(3,863)	(5,788)
Other Expenses (3)	(7,461)	(350)	(7,811)
Segment Adjusted EBITDA	$25,300	$22,970	$48,270
Depreciation expense:
Origination and Servicing			(3,487)
General and Administrative — Other			(177)
Stock-based compensation			(298)
Change in Fair Value of Convertible Preferred Stock Warrants			48
Interest income on cash and cash equivalents			937
Interest Expense on Term Loan			(2,023)
Accelerated amortization of debt issuance costs and debt discounts			(584)
Net Income Before Income Taxes			$42,686

Interest Income (Expense) Included in Segment Adjusted EBITDA
Interest Income on Financial Instruments	$8,852	$10,866	$19,718
Interest Expense on Financial Instruments	(8,840)	(3,681)	(12,521)
Accelerated amortization of debt issuance costs and debt discounts	305	279	584
Total Interest Income, Net	$317	$7,464	$7,781
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

	Three Months Ended September 30, 2025
	Personal Loan	Credit Card	Total
Total Net Revenue	$50,674	$8,512	$59,186
Impact of interest rates on fair value of loans held in consolidated trusts	(205)	—	(205)
Less: Segment Operating Expenses (1)
Compensation and Benefits (2)	(17,757)	(2,223)	(19,980)
Marketing and Advertising	(11,851)	(3,119)	(14,970)
Transaction Costs	(2,039)	(2,923)	(4,962)
Other Expenses (3)	(7,700)	(263)	(7,963)
Segment Adjusted EBITDA	$11,122	$(16)	$11,106
Depreciation expense:
Origination and Servicing			(3,006)
General and Administrative — Other			(169)
Stock-based compensation			(317)
Change in Fair Value of Convertible Preferred Stock Warrants			(35,121)
Impact of interest rates on fair value of loans held in consolidated trusts			205
Interest income on cash and cash equivalents			790
Interest Expense on Term Loan			(2,952)
Net Loss Before Income Taxes			$(29,464)

Interest Income (Expense) Included in Segment Adjusted EBITDA
Interest Income on Borrower Loans and Loans Held for Sale	$13,645	$5,840	$19,485
Interest Expense on Financial Instruments	(12,479)	(2,043)	(14,522)
Total Interest Income, Net Included in Segment Adjusted EBITDA	$1,166	$3,797	$4,963
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

	Nine Months Ended September 30, 2026
	Personal Loan	Credit Card	Total
Total Net Revenue	$178,052	$57,452	$235,504
Impact of interest rates on fair value of loans held in consolidated trusts	73	—	73
Accelerated amortization of debt issuance costs and debt discounts	305	279	584
Less: Segment Operating Expenses (1)
Compensation and Benefits (2)	(55,544)	(9,122)	(64,666)
Marketing and Advertising	(43,883)	(15,821)	(59,704)
Transaction Costs	(5,159)	(10,611)	(15,770)
Other Expenses (3)	(22,476)	(846)	(23,322)
Segment Adjusted EBITDA	$51,368	$21,331	$72,699
Depreciation expense:
Origination and Servicing			(11,003)
General and Administrative — Other			(515)
Stock-based compensation			(1,093)
Change in Fair Value of Convertible Preferred Stock Warrants			58,056
Impact of interest rates on fair value of loans held in consolidated trusts			(73)
Interest income on cash and cash equivalents			2,569
Interest Expense on Term Loan			(6,000)
Accelerated amortization of debt issuance costs and debt discounts			(584)
Net Income Before Income Taxes			$114,056

Interest Income (Expense) Included in Segment Adjusted EBITDA
Interest Income on Financial Instruments	$29,875	$21,811	$51,686
Interest Expense on Financial Instruments	(28,900)	(7,766)	(36,666)
Accelerated amortization of debt issuance costs and debt discounts	305	279	584
Total Interest Income, Net	$1,280	$14,324	$15,604
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

	Nine Months Ended September 30, 2025
	Personal Loan	Credit Card	Total
Total Net Revenue	$141,723	$11,777	$153,500
Impact of interest rates on fair value of loans held in consolidated trusts	138	—	138
Less: Segment Operating Expenses (1)
Compensation and Benefits (2)	(52,765)	(7,630)	(60,395)
Marketing and Advertising	(33,230)	(6,292)	(39,522)
Transaction Costs	(5,552)	(8,764)	(14,316)
Other Expenses (3)	(21,283)	(545)	(21,828)
Segment Adjusted EBITDA	$29,031	$(11,454)	$17,577
Depreciation expense:
Origination and Servicing			(8,470)
General and Administrative — Other			(669)
Stock-based compensation			(993)
Change in Fair Value of Convertible Preferred Stock Warrants			(37,254)
Impact of interest rates on fair value of loans held in consolidated trusts			(138)
Interest income on cash and cash equivalents			2,194
Interest Expense on Term Loan			(9,007)
Net Loss Before Income Taxes			$(36,760)

Interest Income (Expense) Included in Segment Adjusted EBITDA
Interest Income on Financial Instruments	$44,729	$19,123	$63,852
Interest Expense on Financial Instruments	(40,233)	(6,050)	(46,283)
Total Interest Income, Net	$4,496	$13,073	$17,569
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

Prosper Funding LLC
Condensed Consolidated Balance Sheets (Unaudited)
(amounts in thousands)

	September 30, 2026	December 31, 2025
Assets:
Cash and Cash Equivalents	$3,463	$2,864
Restricted Cash	135,502	79,033
Borrower Loans, at Fair Value	215,711	245,337
Property and Equipment, Net	19,531	21,983
Servicing Assets	21,382	17,601
Other Assets	801	1,309
Total Assets	$396,390	$368,127
Liabilities and Member’s Equity:
Accounts Payable and Accrued Liabilities	$31,135	$26,858
Payable to Related Party	4,865	12,460
Payable to Investors	134,841	77,971
Notes, at Fair Value	212,396	243,900
Other Liabilities	4,267	3,611
Total Liabilities	$387,504	$364,800
Member's Equity:
Member's Equity	11,579	9,998
Accumulated Deficit	(2,693)	(6,671)
Total Member's Equity	$8,886	$3,327
Total Liabilities and Member's Equity	$396,390	$368,127
The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Funding LLC
Condensed Consolidated Statements of Operations (Unaudited)
(amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Operating Revenues:
Administration Fee Revenue – Related Party	$31,938	$24,000	$92,845	$70,597
Servicing Fees, Net	9,468	10,098	27,327	26,175
Loss on Sale of Borrower Loans	(15,112)	(15,116)	(46,071)	(44,363)
Other Revenue	91	59	287	273
Total Operating Revenues	26,385	19,041	74,388	52,682
Interest Income on Borrower Loans	8,834	10,556	26,830	32,767
Interest Expense on Notes	(8,104)	(9,879)	(24,891)	(30,715)
Total Interest Income, Net	730	677	1,939	2,052
Change in Fair Value of Financial Instruments, Net	(163)	(621)	(703)	(835)
Total Net Revenues	26,952	19,097	75,624	53,899
Expenses:
Administration Fee Expense – Related Party	20,011	20,523	63,669	58,921
Servicing and Other, Net	2,671	2,149	7,977	6,016
Total Expenses	22,682	22,672	71,646	64,937
Net Income (Loss)	$4,270	$(3,575)	$3,978	$(11,038)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Funding LLC
Condensed Consolidated Statements of Member’s Equity (Unaudited)
(amounts in thousands)

	Member’s Equity	Accumulated Deficit	Total
Balance as of January 1, 2026	$9,998	$(6,671)	$3,327
Contributions of Borrower Loans from Parent (Note 4)	1,581	—	1,581
Net Income	—	3,978	3,978
Balance as of September 30, 2026	$11,579	$(2,693)	$8,886

	Member’s Equity	Retained Earnings	Total
Balance as of January 1, 2025	$9,998	$7,407	$17,405
Net Loss	—	(11,038)	(11,038)
Balance as of September 30, 2025	$9,998	$(3,631)	$6,367

	Member’s Equity	Accumulated Deficit	Total
Balance as of January 1, 2026	$9,998	$(6,671)	$3,327
Net Loss	—	(3,968)	(3,968)
Balance as of March 31, 2026	$9,998	$(10,639)	$(641)
Net Income	—	3,676	3,676
Balance as of June 30, 2026	$9,998	$(6,963)	$3,035
Contributions of Borrower Loans from Parent (Note 4)	1,581	—	1,581
Net Income	—	4,270	4,270
Balance as of September 30, 2026	$11,579	$(2,693)	$8,886

	Member’s Equity	Retained Earnings	Total
Balance as of January 1, 2025	$9,998	$7,407	$17,405
Net Loss	—	(3,649)	(3,649)
Balance as of March 31, 2025	$9,998	$3,758	$13,756
Net Loss	—	(3,814)	(3,814)
Balance as of June 30, 2025	$9,998	$(56)	$9,942
Net Loss	—	(3,575)	(3,575)
Balance as of September 30, 2025	$9,998	$(3,631)	$6,367

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prosper Funding LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)
(amounts in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash Flows from Operating Activities:
Net Income (Loss)	$3,978	$(11,038)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Change in Fair Value of Financial Instruments, Net	703	835
Other Non-Cash Changes in Borrower Loans and Notes	(168)	(38)
Gain on Sale of Borrower Loans	(14,510)	(9,703)
Change in Fair Value of Servicing Rights	10,729	7,061
Depreciation and Amortization	8,011	6,052
Changes in Operating Assets and Liabilities:
Purchase of Loans Held for Sale, at Fair Value	(2,342,129)	(1,836,165)
Proceeds from Sales of Loans Held for Sale, at Fair Value	2,342,129	1,836,165
Other Assets	508	(892)
Accounts Payable and Accrued Liabilities	4,277	8,482
Payable to Investors	56,870	33,198
Net Related Party Receivable/Payable	2,116	5,834
Other Liabilities	655	200
Net Cash Provided by Operating Activities	73,169	39,991
Cash Flows from Investing Activities:
Purchases of Borrower Loans, at Fair Value	(109,434)	(128,165)
Proceeds from Principal Payments and Sales of Borrower Loans, at Fair Value	123,758	142,000
Purchases of Property and Equipment	(15,270)	(8,088)
Net Cash (Used in) Provided by Investing Activities	(946)	5,747
Cash Flows from Financing Activities:
Proceeds from Issuance of Notes, at Fair Value	107,162	126,900
Payments of Notes, at Fair Value	(122,317)	(141,344)
Net Cash Used in Financing Activities	(15,155)	(14,444)
Net Increase in Cash, Cash Equivalents and Restricted Cash	57,068	31,294
Cash, Cash Equivalents and Restricted Cash at Beginning of the Period	81,897	96,740
Cash, Cash Equivalents and Restricted Cash at End of the Period	$138,965	$128,034

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$25,367	$31,194
Non-Cash Investing Activity – Accrual for Property and Equipment, Net	1,083	696
Non-Cash Financing Activity – Contributions of Borrower Loans from Parent (Note 4)	1,581	—

Reconciliation to Amounts on Consolidated Balance Sheets:
Cash and Cash Equivalents	$3,463	$2,779
Restricted Cash	135,502	125,255
Total Cash, Cash Equivalents and Restricted Cash	$138,965	$128,034

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
PFL did not have any items of other comprehensive income or loss for any of the periods presented in the condensed consolidated financial statements as of and for the nine months ended September 30, 2026 and 2025.
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
2. Summary of Significant Accounting Policies
PFL's significant accounting policies are included in Note 2, Summary of Significant Accounting Policies, in PFL’s Annual Report on Form 10-K for the year ended December 31, 2025. There have been no changes to these accounting policies during the first nine months of 2026.
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
3. Property and Equipment, Net
Property and equipment consist of the following as of the dates presented (in thousands):

	September 30, 2026	December 31, 2025
Internal-use software and web site development costs	$68,912	$63,353
Less: accumulated depreciation and amortization	(49,381)	(41,370)
Total property and equipment, net	$19,531	$21,983

Depreciation expense for the three months ended September 30, 2026 and 2025 was $2.7 million and $2.1 million, respectively. Depreciation expense for the nine months ended September 30, 2026 and 2025 was $8.0 million and $6.1 million, respectively.
4. Borrower Loans and Notes, at Fair Value
The aggregate principal balances outstanding and fair values of Borrower Loans and Notes as of September 30, 2026 and December 31, 2025, are presented in the following table (in thousands):

	Borrower Loans		Notes
	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Aggregate principal balance outstanding and interest outstanding	$227,393	$255,132	$225,184	$256,929
Fair value adjustments	(11,682)	(9,795)	(12,788)	(13,029)
Fair value	$215,711	$245,337	$212,396	$243,900

As of September 30, 2026, outstanding Borrower Loans had original terms to maturity of 24, 36, 48 or 60 months, had monthly payments with fixed interest rates ranging from 6.30% to 33.00% and had various original maturity dates through September 2031. As of December 31, 2025, outstanding Borrower Loans had original maturities of 24, 36, 48 or 60 months, monthly payments with fixed interest rates ranging from 6.00% to 33.00% and had various original maturity dates through December 2030.
As of September 30, 2026, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $1.5 million and a fair value of $0.3 million. As of December 31, 2025, Borrower Loans that were 90 days or more delinquent had an aggregate principal amount of $2.2 million and a fair value of $0.4 million. PFL places loans on non-accrual status when they are over 120 days past due. As of September 30, 2026 and December 31, 2025, Borrower Loans in non-accrual status had a fair value of $0.3 million and $0.3 million, respectively.
In the third quarter of 2026, Prosper exercised its clean-up call rights on two Personal Loan securitization transactions: PMIT 2023-1 and PMIT 2024-1. PFL served as the sole sponsor for both of these securitizations. In conjunction with these clean-up calls, performing Borrower Loans were sold to an unaffiliated third-party investor. Non-performing Borrower Loans, with an aggregate outstanding principal of $3.9 million, and a fair value of $1.6 million, were contributed to PFL, and are included in Borrower Loans, at Fair Value, on the accompanying condensed consolidated Balance Sheet. The fair value of these Borrower Loans was recorded as a deemed Contribution of Borrower Loans from Parent on the condensed consolidated Statement of Member’s Equity and as a non-cash financing activity on the condensed consolidated Statement of Cash Flows.
5. Servicing Assets
PFL accounts for Servicing Assets at their estimated fair values with changes in fair values recorded in Servicing Fees, Net on the condensed consolidated statements of operations. The initial asset is recognized in Gain (Loss) on the Sale of Borrower Loans on the condensed consolidated statements of operations when PFL sells Borrower Loans to unrelated third-party buyers through the Whole Loan Channel and the servicing rights are retained. The Servicing Assets are measured at fair value throughout the servicing period. PFL recognized gains from the initial recognition of Servicing Assets on the sale of Borrower Loans in the amounts of $5.5 million and $3.5 million for the three months ended September 30, 2026 and 2025, respectively, and gains from the initial recognition of Servicing Assets on the sale of Borrower Loans in the amounts of $14.5 million and $9.7 million for the nine months ended September 30, 2026 and 2025, respectively. These amounts are recorded in Loss on Sale of Borrower Loans on the condensed consolidated statements of operations, and are offset primarily by incentives provided to loan buyers at the time of sale.
As of September 30, 2026, Borrower Loans that were sold, but for which PFL retained servicing rights, had a total outstanding principal balance of $4.4 billion, original terms of 24, 36, 48, 60 or 72 months, monthly payments with fixed interest rates ranging from 5.75% to 33.00%, and various original maturity dates through September 2032. As of December 31, 2025, Borrower Loans that were sold, but for which PFL retained servicing rights, had a total outstanding principal balance of $3.8 billion, original terms of 24, 36, 48 or 60 months, monthly payments with fixed interest rates ranging from 5.75% to 33.00%, and various original maturity dates through December 2030.
Contractually-specified servicing fees and ancillary fees totaled $14.0 million and $12.2 million for the three months ended September 30, 2026, and 2025, respectively, and $39.9 million and $35.5 million for the nine months ended September 30, 2026, and 2025, respectively, and are included primarily in Servicing Fees, Net on the condensed consolidated statements of operations.
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
Market Servicing Rate
PFL estimates adequate market servicing rates that would fairly compensate a substitute servicer should one be required, which includes the profit that would be demanded in the marketplace. This rate is stated as a fixed percentage of outstanding principal balance on a per annum basis. With the assistance of a valuation specialist, PFL estimates these market servicing rates based on observable market rates for other loan types in the industry and bids from sub-servicing providers, adjusted for the unique loan attributes that are present in the specific loans that PFL sells and services and information from backup servicing providers.
During the nine months ended September 30, 2026, there were no changes to the base market servicing rate assumptions used to value the Servicing Asset.
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

6. Income Taxes
PFL incurred no income tax provision for the nine months ended September 30, 2026 and 2025. PFL is a U.S. disregarded entity and its income and loss are included in the income tax reporting of its parent, PMI. Since PMI is not currently subject to federal income taxes, and has fully reserved against its deferred tax asset, the net effective tax rate for PFL is 0%.
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
As of September 30, 2026 and December 31, 2025, the discounted cash flow methodology used to estimate the Notes fair values used the same projected cash flows as the related Borrower Loans. As demonstrated in the table below, the fair value adjustments for Borrower Loans were largely offset by the fair value adjustments of the Notes due to the borrower payment dependent design of the Notes and because the principal balances of the Borrower Loans approximated the principal balances of the Notes.
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

The following tables present the fair value hierarchy for assets and liabilities measured at fair value (in thousands):

September 30, 2026	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Borrower Loans, at Fair Value	$—	$—	$215,711	$215,711
Servicing Assets	—	—	21,382	21,382
Total Assets	$—	$—	$237,093	$237,093
Liabilities:
Notes, at Fair Value	$—	$—	$212,396	$212,396
Loan Trailing Fee Liability (included in Other Liabilities)	—	—	3,997	3,997
Total Liabilities	$—	$—	$216,393	$216,393

December 31, 2025	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Borrower Loans, at Fair Value	$—	$—	$245,337	$245,337
Servicing Assets	—	—	17,601	17,601
Total Assets	$—	$—	$262,938	$262,938
Liabilities:
Notes, at Fair Value	$—	$—	$243,900	$243,900
Loan Trailing Fee Liability (included in Other Liabilities)	—	—	3,328	3,328
Total Liabilities	$—	$—	$247,228	$247,228

As PFL’s Borrower Loans, Notes, Servicing Assets and loan trailing fee liability do not trade in an active market with readily observable prices, PFL uses significant unobservable inputs to measure the fair value of these assets and liabilities. Financial instruments are categorized in the Level 3 valuation hierarchy based on the significance of unobservable factors in the overall fair value measurement. These fair value estimates may also include observable, actively quoted components derived from external sources. As a result, the realized and unrealized gains and losses for assets and liabilities within the Level 3 category may include changes in fair value that were attributable to both observable and unobservable inputs. PFL did not transfer any assets or liabilities in or out of Level 3 for the nine months ended September 30, 2026 or September 30, 2025.
Significant Unobservable Inputs
The following tables present quantitative information about the significant unobservable inputs used for PFL’s Level 3 fair value measurements at the dates presented:

Range
Borrower Loans and Notes	September 30, 2026	December 31, 2025
Discount rate	6.2% - 16.7%	6.3% - 15.5%
Default rate	2.4% - 14.0%	2.3% - 14.5%

Range
Servicing Assets	September 30, 2026	December 31, 2025
Discount rate	15.0% - 25.0%	15.0% - 25.0%
Default rate	2.4% - 14.0%	1.9% - 15.0%
Prepayment rate	16.3% - 35.3%	3.4% - 41.4%
Market servicing rate (1) (2)	0.593% - 0.842%	0.593% - 0.842%
(1) Servicing assets associated with loans enrolled in a relief program offered by the Company as of September 30, 2026 and December 31, 2025 were measured using a market servicing rate assumption of 84.2 basis points. This rate was estimated using a multiplier consistent with observable market rates for other loan types, applied to the base market servicing rate assumption.

(2) Excludes collection fees that would be passed on to a hypothetical third-party servicer. As of September 30, 2026 and December 31, 2025, the market rate for collection fees and non-sufficient fund fees was assumed to be 11 basis points and 10 basis points, respectively, for a total market servicing rate range of 70.3 - 95.2 basis points and a total market servicing rate of 69.3 - 94.2 basis points, respectively.

Range
Loan Trailing Fee Liability	September 30, 2026	December 31, 2025
Discount rate	15.0% - 25.0%	15.0% - 25.0%
Default rate	2.4% - 14.0%	1.9% - 15.0%
Prepayment rate	16.3% - 35.3%	3.4% - 41.4%
Changes in Level 3 Fair Value Assets and Liabilities on a Recurring Basis
The following tables present additional information about Level 3 Borrower Loans, Loans Held for Sale and Notes measured at fair value on a recurring basis (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets		Liabilities
	Borrower Loans	Loans Held for Sale	Notes	Total
Fair value as of January 1, 2026	$245,337	$—	$(243,900)	$1,437
Originations	109,434	2,342,129	(107,162)	2,344,401
Principal repayments	(120,827)	—	122,317	1,490
Borrower Loans sold to third parties	(2,931)	(2,342,129)	—	(2,345,060)
Borrower Loans contributed by Parent, at fair value	1,581	—	—	1,581
Other changes	(309)	—	477	168
Change in fair value	(16,574)	—	15,872	(702)
Fair value as of September 30, 2026	$215,711	$—	$(212,396)	$3,315

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets		Liabilities
	Borrower Loans	Loans Held for Sale	Notes	Total
Fair value as of January 1, 2025	$285,578	$—	$(283,030)	$2,548
Originations	128,165	1,836,165	(126,900)	1,837,430
Principal repayments	(140,150)	—	141,344	1,194
Borrower Loans sold to third parties	(1,850)	(1,836,165)	—	(1,838,015)
Other changes	(439)	—	477	38
Change in fair value	(13,405)	—	12,571	(834)
Fair value as of September 30, 2025	$257,899	$—	$(255,538)	$2,361

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets		Liabilities
	Borrower Loans	Loans Held for Sale	Notes	Total
Fair value as of July 1, 2026	$222,766	$—	$(221,070)	$1,696
Originations	35,795	874,296	(35,178)	874,913
Principal repayments	(38,479)	—	38,694	215
Borrower Loans sold to third parties	(792)	(874,296)	—	(875,088)
Borrower Loans contributed by Parent, at fair value	1,581	—	—	1,581
Other changes	92	—	69	161
Change in fair value	(5,252)	—	5,089	(163)
Fair value as of September 30, 2026	$215,711	$—	$(212,396)	$3,315

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets		Liabilities
	Borrower Loans	Loans Held for Sale	Notes	Total
Fair value as of July 1, 2025	$266,678	$—	$(264,001)	$2,677
Originations	42,332	641,901	(42,318)	641,915
Principal repayments	(45,757)	—	46,563	806
Borrower Loans sold to third parties	(573)	(641,901)	—	(642,474)
Other changes	(83)	—	140	57
Change in fair value	(4,698)	—	4,078	(620)
Fair value as of September 30, 2025	$257,899	$—	$(255,538)	$2,361
The following tables present additional information about Level 3 Servicing Assets recorded at fair value (in thousands):

Servicing Assets
Fair value as of January 1, 2026	$17,601
Additions	14,510
Less: Changes in fair value	(10,729)
Fair value as of September 30, 2026	$21,382

Servicing Assets
Fair value as of January 1, 2025	$14,333
Additions	9,703
Less: Changes in fair value	(7,061)
Fair value as of September 30, 2025	$16,975

Servicing Assets
Fair value as of July 1, 2026	$19,754
Additions	5,504
Less: Changes in fair value	(3,876)
Fair value as of September 30, 2026	$21,382

Servicing Assets
Fair value as of July 1, 2025	$14,780
Additions	3,517
Less: Changes in fair value	(1,322)
Fair value as of September 30, 2025	$16,975

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
The following tables present additional information about Level 3 Loan Trailing Fee Liability measured at fair value on a recurring basis (in thousands):

Loan Trailing Fee Liability
Fair value as of January 1, 2026	$3,328
Issuances	2,416
Cash payment of Loan Trailing Fee	(2,190)
Change in fair value	443
Fair value as of September 30, 2026	$3,997

Loan Trailing Fee Liability
Fair value as of January 1, 2025	$3,004
Issuances	1,822
Cash payment of Loan Trailing Fee	(1,969)
Change in fair value	383
Fair value as of September 30, 2025	$3,240

Loan Trailing Fee Liability
Fair value as of July 1, 2026	$3,710
Issuances	901
Cash payment of Loan Trailing Fee	(765)
Change in fair value	151
Fair value as of September 30, 2026	$3,997

Loan Trailing Fee Liability
Fair value as of July 1, 2025	$3,129
Issuances	651
Cash payment of Loan Trailing Fee	(676)
Change in fair value	136
Fair value as of September 30, 2025	$3,240

Significant Recurring Level 3 Fair Value Asset and Liability Input Sensitivity

Key economic assumptions are used to compute the fair value of Borrower Loans. The sensitivity of the fair value to immediate changes in assumptions at September 30, 2026 and December 31, 2025 for Borrower Loans are presented in the following table (in thousands, except percentages).

Borrower Loans:	September 30, 2026	December 31, 2025
Fair value, using the following assumptions:	$215,711	$245,337
Weighted-average discount rate	9.34%	8.67%
Weighted-average default rate	11.44%	11.48%

Fair value resulting from:
100 basis point increase in discount rate	$213,776	$243,180
200 basis point increase in discount rate	211,887	241,073
Fair value resulting from:
100 basis point decrease in discount rate	$217,694	$247,547
200 basis point decrease in discount rate	219,726	249,810

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$213,932	$243,371
Applying a 1.2 multiplier to default rate	212,152	241,402
Fair value resulting from:
Applying a 0.9 multiplier to default rate	$217,489	$247,304
Applying a 0.8 multiplier to default rate	219,269	249,269
Key economic assumptions are used to compute the fair value of Notes. The sensitivity of the fair value to immediate changes in assumptions at September 30, 2026 and December 31, 2025 for Notes funded through the Note Channel are presented in the following table (in thousands, except percentages).

Notes	September 30, 2026	December 31, 2025
Fair value, using the following assumptions:	$212,396	$243,900
Weighted-average discount rate	9.34%	8.67%
Weighted-average default rate	11.44%	11.48%

Fair value resulting from:
100 basis point increase in discount rate	$210,488	$241,752
200 basis point increase in discount rate	208,626	239,655
Fair value resulting from:
100 basis point decrease in discount rate	$214,348	$246,096
200 basis point decrease in discount rate	216,354	248,352

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$210,644	$241,944
Applying a 1.2 multiplier to default rate	208,892	239,987
Fair value resulting from:
Applying a 0.9 multiplier to default rate	$214,146	$245,853
Applying a 0.8 multiplier to default rate	215,898	247,806

Key economic assumptions are used to compute the fair value of Servicing Assets. The sensitivity of the current fair value to immediate changes in assumptions at September 30, 2026 and December 31, 2025 for Servicing Assets are presented in the following table (in thousands, except percentages).

Servicing Assets	September 30, 2026	December 31, 2025
Fair value, using the following assumptions:	$21,382	$17,601
Weighted-average market servicing rate	0.599%	0.598%
Weighted-average prepayment rate	21.74%	21.72%
Weighted-average default rate	11.09%	11.86%

Fair value resulting from:
Market servicing rate increase of 0.025%	$20,161	$16,586
Market servicing rate decrease of 0.025%	22,603	18,615

Fair value resulting from:
Applying a 1.1 multiplier to prepayment rate	$20,800	$17,143
Applying a 0.9 multiplier to prepayment rate	21,978	18,068

Fair value resulting from:
Applying a 1.1 multiplier to default rate	$21,049	$17,310
Applying a 0.9 multiplier to default rate	21,715	17,892
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
Operating Commitments
PMI, along with PFL, and WebBank has entered into: (i) an Asset Sale Agreement, dated July 1, 2016, between PFL and WebBank, as most recently amended by an Eighth Amendment dated August 11, 2026 (as amended, the “Sale Agreement”); (ii) the Marketing Agreement, dated July 1, 2016, between PMI and WebBank, as most recently amended by an Eighth Amendment dated August 11, 2026 (as amended, the “Marketing Agreement”); and (iii) the Stand By Purchase Agreement, dated July 1, 2016, between PMI and WebBank, as most recently amended by a Fourth Amendment dated February 28, 2024 (as amended, the “Purchase Agreement” and, collectively with the Sale Agreement and the Marketing Agreement, the “Origination and Sale Agreements”). Under the Origination and Sale Agreements, all Borrower Loans originated through the marketplace are made by WebBank under its bank charter.
The Origination and Sale Agreements contain terms through February 1, 2029. Prosper is required, under the Origination and Sale Agreements, to maintain certain collateral requirements. In addition, pursuant to the Marketing Agreement, the marketing fee that Prosper receives in connection with the origination of each loan is partially reduced by an amount (the “Designated Amount”) calculated as a percentage of the principal amount of such loan based on the aggregate principal amount of loans originated for the applicable month. To the extent the aggregate Designated Amount for all loans originated during any month is less than $100,000 through February 1, 2029, Prosper is required to pay WebBank an amount equal to such deficiency. Accordingly, the minimum fee is $0.3 million for the remaining three months of 2026, $1.2 million in 2027, $1.2 million in 2028 and $0.1 million in 2029.
Additionally, under the Origination and Sale Agreements, Prosper is required to maintain minimum net liquidity of $15.0 million at all times during the term of the agreement. Net liquidity is defined as the sum of Cash, Cash Equivalents and Available for Sale Investments. Violation of this covenant can result in termination of the contract with WebBank. As of

September 30, 2026, the Company was in compliance with the covenant. The amendment to the Origination and Sale Agreements executed on August 11, 2026 also (i) eliminated or amended certain termination rights and the notice provisions therein, and (ii) amended certain expense reimbursement and fee obligations of the Company.
Transaction Fee Refund Liability
Prosper assumed WebBank’s liability under Utah law to refund the pro-rated amount of any transaction fees collected in excess of 5%, in the event the underlying borrower prepaid the loan in full before maturity. Following the passage of S.B. 230, only Borrower Loans originated prior to May 6, 2026, remain subject to this requirement, and no liability is recorded for Borrower Loans originated on or subsequent to that effective date. For the three months ended September 30, 2026 and 2025 the Company issued $6.4 million and $4.7 million, respectively, in refunds under this obligation. For the nine months ended September 30, 2026 and 2025 the Company issued $18.0 million and $11.3 million, respectively, in refunds under this obligation. As of September 30, 2026 and December 31, 2025, the Company accrued $13.9 million and $17.2 million, respectively, related to anticipated future refunds under this obligation. As a result of executing Amendment 7 to the Administration Agreement with PMI on November 14, 2025, all Transaction Fee refunds issued by PFL are now reimbursed by PMI and recorded in the Administration Fee Revenue – Related Party account on the consolidated statements of operations.
Loan Purchase Commitments
Under the terms of PFL’s agreement with WebBank, PFL is committed to purchase $31.3 million of Borrower Loans that WebBank originated during the last two business days of the quarter ended September 30, 2026. PFL will purchase these Borrower Loans within the first three business days of the quarter ending December 31, 2026.
Repurchase Obligation
Under the terms of the loan purchase agreements between PFL and investors that participate in the Whole Loan Channel, PFL may, in certain circumstances, become obligated to repurchase a Borrower Loan from an investor. Generally, these circumstances include the occurrence of verifiable identity theft, the failure to properly follow personal loan listing or bidding protocols, or a violation of the applicable federal, state, or local lending laws. The fair value of the indemnification and repurchase obligation is estimated based on historical experience. PFL recognizes a liability for the repurchase and indemnification obligation when the Borrower Loans are issued. Indemnified or repurchased Borrower Loans associated with violations of federal, state, or local lending laws or verifiable identity theft are written off at the time of repurchase or at the time an indemnification payment is made. The maximum potential amount of future payments associated under this repurchase obligation is the outstanding balances of the Borrower Loans issued through the Whole Loan Channel, which as of September 30, 2026 is $4.4 billion. PFL has accrued $0.3 million and $0.3 million as of September 30, 2026 and December 31, 2025, respectively, in regard to this obligation.
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
Prosper has accrued for various legal and cybersecurity software costs incurred related to this incident that are not covered by insurance at the PMI corporate level. Due to the significant uncertainties involved, Prosper is not able to accurately predict the ultimate outcome of this incident, or estimate a loss or range of loss that Prosper may incur. Accordingly, Prosper has not recorded a provision for any estimated losses in respect to the incident as of September 30, 2026.
9. Related Parties
Since inception, PFL has engaged in various transactions with its directors, executive officers, PMI, and immediate family members and other affiliates of its directors, executive officers, and PMI. PFL believes that all of the transactions described below were made on terms no less favorable to PFL than could have been obtained from unaffiliated third parties.
PFL’s executive officers and directors who are not executive officers participate in its marketplace by placing bids and purchasing Notes. The aggregate amount of the Notes purchased and the income earned by parties deemed to be related parties of PFL for the three and nine months ended September 30, 2026 and 2025 are summarized below (in thousands):

	Aggregate Amount of Notes Purchased		Interest Earned on Notes
	Three Months Ended September 30,		Three Months Ended September 30,
Related Party	2026	2025	2026	2025
Executive officers and management	$3	$2	$1	$2
Directors (excluding executive officers and management)	—	—	—	—
Total	$3	$2	$1	$2

	Aggregate Amount of Notes Purchased		Interest Earned on Notes
	Nine Months Ended September 30,		Nine Months Ended September 30,
Related Party	2026	2025	2026	2025
Executive officers and management	$6	$4	$3	$5
Directors (excluding executive officers and management)	—	—	—	—
Total	$6	$4	$3	$5
The balance of Notes held by officers and directors who are not executive officers are as follows (in thousands):

	Notes Balance as of
Related Party	September 30, 2026	December 31, 2025
Executive officers and management	$18	$32
Directors (excluding executive officers and management)	—	—
Total	$18	$32

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
Of all Borrower Loans originated in the three months ended September 30, 2026, three individual third parties purchased 34.6%, 21.8% and 16.2% of all Borrower Loans originated. For the three months ended September 30, 2025, four individual third parties purchased 17.4%, 14.3%, 13.2%, and 11.1% of all Borrower Loans originated. Of all Borrower Loans originated in the nine months ended September 30, 2026, two individual third parties purchased 42.9% and 12.1% of all Borrower Loans originated. For the nine months ended September 30, 2025, four individual third parties purchased 15.4%, 13.9%, 12.1%, and 12.0% of all Borrower Loans originated. These purchases indicate that a significant portion of PFL’s business is dependent on funding through the Whole Loan Channel, through which 96% and 94% of Borrower Loans were originated for the three months ended September 30, 2026 and 2025, respectively, and through which 96% and 94% of Borrower Loans were originated for the nine months ended September 30, 2026 and 2025, respectively.

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
PROSPER MARKETPLACE, INC.
Overview
Our vision is to transform lives by providing affordable financial solutions through the simplest and most trusted platform. We currently offer access to two primary lending products, each of which supports our vision: (i) unsecured Personal Loans through a personal loan marketplace which connects eligible consumer borrowers with individual and institutional investors, and (ii) Credit Card products available to eligible borrowers. Historically, we have offered access to Home Equity lending products as well, but we made the strategic decision to discontinue offering Home Equity products in December 2025.
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
For the year ended December 31, 2025, our marketplace facilitated $2.7 billion in Borrower Loan originations, of which $2.5 billion were funded through our Whole Loan Channel, representing 94% of the total Borrower Loans originated through our marketplace during this period. For the three months ended September 30, 2026, our marketplace facilitated $909.5 million in Borrower Loan originations, an increase of 32% from the same period in 2025. The percentage of loans funded through the Whole Loan Channel for the three months ended September 30, 2026 was 96%. From inception through September 30, 2026, our marketplace has facilitated $33.0 billion in Borrower Loan originations, of which $29.9 billion were funded through our Whole Loan Channel, representing 91% of the total Borrower Loans originated through our marketplace during this period.
We believe our Credit Card products provide consumers working to build their credit profile with affordable access to the credit they need, when they need it, as well as tools and resources to help them stay on track with their personal finances. As with the Personal Loan product, we manage the credit risk associated with our Credit Card borrowers through a combination of public and proprietary data. From the launch of the first Credit Card product through September 30, 2026, approximately 657,000 Credit Card accounts have been booked through our platform, and borrowers have spent $1.7 billion on their Prosper Credit Cards.
As a company that operates a credit marketplace, and offers Credit Card products, our customers may be highly susceptible to uncertainties and negative trends, real or perceived, in the markets driven by, among other factors, general economic conditions in the United States and abroad. These external economic conditions and resulting trends or uncertainties could adversely impact our customers’ ability or desire to participate in our Personal Loan marketplace, as borrowers or investors, or maintain compliance with the repayment terms on a Prosper Credit Card. Consequently, our business and results of operations could be negatively affected.
Recent Developments
PMCC 2026-1

On August 31, 2026, we completed the PMCC 2026-1 Credit Card securitization with a combination of Credit Card receivables that were previously held by the PMCC 2024-1 securitization, as well as receivables previously classified as Prosper Allocations on the balance sheet of our Credit Card banking partner, Coastal Community Bank (“Coastal”). In aggregate, Credit Card receivables with a total unpaid principal balance of $333.4 million, and a total outstanding balance of $348.4 million, were contributed to the PMCC 2026-1 securitization, which issued notes and a residual certificate to finance the payments made to PMCC 2024-1 and Coastal for these Credit Card receivables. The notes, which total $322.3 million, were issued in six classes and sold to third-party investors, and the residual certificate was issued to PMI as the sole sponsor of PMCC 2026-1. In conjunction with this transaction, the PMCC 2024-1 Notes Issued by Securitization Trust, totaling $82.9 million, were fully repaid. Because PMCC 2026-1 is a deemed VIE, and we are the primary beneficiary, we consolidate the securitization trust into our financial statements, consistent with the accounting for PMCC 2024-1. Refer to Note 7, Securitizations, of the notes to the accompanying condensed consolidated financial statements for further details.
Prosper Platinum Card
In August 2026, we expanded our Credit Card offering by launching the Prosper Platinum Card, an exclusive, invitation-only program for existing and prior eligible customers. With the Prosper Platinum Card, cardholders automatically earn 2% cash back through the Prosper Rewards program on all eligible purchases, redeemable in the form of a statement credit. In addition, there are no annual fees associated with the Prosper Platinum Card. We record a liability for rewards earned and expected to be redeemed by cardholders, which is included in Accounts Payable and Accrued Liabilities on the accompanying condensed consolidated balance sheet.
Deconsolidation of PMITs
In the third quarter of 2026, we exercised our optional clean-up call rights to terminate our consolidated Personal Loan securitizations, PMIT 2023-1 and PMIT 2024-1, in separate transactions. In connection with these clean-up calls, performing Borrower Loans held by these securitizations were sold to the same unaffiliated third-party investor, while non-performing Borrower Loans were retained by our wholly-owned subsidiary, PFL. All outstanding principal and interest on the respective Notes Issued by Securitization were fully repaid, using proceeds from the Borrower Loan sales, existing restricted cash and cash contributions from the Company. On the respective dates of these transactions, the PMIT 2023-1 and PMIT 2024-1 securitization trusts were dissolved, and the two entities were fully deconsolidated from our financial statements. Refer to Note 7, Securitizations, of the notes to the accompanying condensed consolidated financial statements for further details.
Key Operating and Financial Metrics (in thousands)
The following table displays our key operating and financial metrics for the nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Personal Loan Originations	$909,517	$691,017	$2,450,187	$1,965,969
Transaction Fees, Net	81,471	61,386	214,614	174,716
Personal Loan Serviced Portfolio (1)	4,653,038	3,996,101	4,653,038	3,996,101
Whole Loans Outstanding (1)	4,430,350	3,730,528	4,430,350	3,730,528
Prosper Credit Card Portfolio (1) (2)	502,921	392,457	502,921	392,457
Servicing Fees, Net	14,615	8,875	30,912	23,617
Total Net Revenues	105,778	59,186	235,504	153,500
Net Income (Loss)	41,726	(29,492)	112,758	(36,844)
Adjusted EBITDA (3)	48,270	11,106	72,699	17,577
(1) Unpaid principal balance as of September 30
(2) Total of Prosper Allocations, Coastal Allocations and securitized PMCC 2024-1 Credit Card receivables
(3) Adjusted EBITDA is a non-GAAP financial measure. For more information regarding this measure and the reconciliation to Net Income (Loss), the most comparable US GAAP measure, see “Non-GAAP Financial Measure - Adjusted EBITDA.”

Personal Loan Originations
From inception of the Company through September 30, 2026, a total of 2,434,529 Borrower Loans, totaling $33.0 billion were originated through our marketplace.

For the three months ended September 30, 2026, 55,839 Borrower Loans totaling $909.5 million were originated through our marketplace, compared to 42,324 Borrower Loans totaling $691.0 million during the three months ended September 30, 2025. This represents a unit increase of 32% and a dollar increase of 32%. The originations increase for the quarter ended September 30, 2026 versus the quarter ended September 30, 2025 is primarily due to increased third-party investor demand, updated underwriting models and a new customer acquisition channel.
Personal loan origination volume by Prosper Rating was as follows for the periods presented (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
	Amount	%	Amount	%	Amount	%	Amount	%
AA	$142.1	16%	$89.7	13%	$383.9	16%	$273.3	14%
A	243.9	27%	121.8	18%	669.3	27%	352.0	18%
B	164.6	18%	143.3	21%	441.2	18%	409.6	21%
C	120.9	13%	68.7	10%	312.3	13%	181.1	9%
D	93.7	10%	69.7	10%	256.2	10%	182.3	9%
E	96.8	11%	87.0	13%	258.4	11%	251.6	13%
Other (1)	47.5	5%	110.6	15%	128.9	5%	316.2	16%
Total	$909.5		$690.8		$2,450.2		$1,966.1
(1) Represents personal loans funded through the Prosper platform via the Whole Loan Channel but not assigned Prosper Ratings.
For the three and nine months ended September 30, 2026, compared to the corresponding periods in 2025, Personal Loan originations on the Prosper platform reflect increased originations across most loan ratings, particularly those rated AA and A. Loans not assigned Prosper ratings are sold only to institutional investors based on specific underwriting criteria and custom risk models developed by those investors. These loans decreased from the prior year primarily as a result of our updated underwriting models, which resulted in the assignment of Prosper ratings to a greater number of loans, and reduced risk appetite from investors that purchase loans without Prosper ratings.
Personal Loan Serviced Portfolio and Whole Loans Outstanding
Our Personal Loan serviced portfolio consists of all Borrower Loans that we service both through the Note and Whole Loan Channels. Borrower Loans funded through the Whole Loan Channels include any loans that we hold in consolidated trusts, as well as those sold to third parties. Our Personal Loan serviced portfolio increased $656.9 million, or 16%, from September 30, 2025, to September 30, 2026. This increase is primarily due to increased originations for the three and nine months ended September 30, 2026, as compared to the corresponding periods in the prior year.
The outstanding balance of Borrower Loans sold through our Whole Loan Channel serves as a primary driver of our Servicing Assets. Whole loans outstanding increased $699.8 million, or 19%, from September 30, 2025 to September 30, 2026, due primarily to the year-over-year increase in originations discussed above.
Prosper Credit Card Portfolio
Our Credit Card portfolio consists of the outstanding principal balance of all Prosper-branded Credit Cards originated through our partnership with Coastal Community Bank (“Coastal”). From September 30, 2025 to September 30, 2026, the principal balance of the Credit Card portfolio increased $110.5 million, or 28%, due to increases in the number of active Credit Cards and cardholder spend during this time.
Net Income (Loss)
See the section titled “Results of Operations” below, for the discussion on significant changes in Net Income (Loss) year-over-year.

Results of Operations
Overview
The following tables summarize our net income (loss) for the three and nine months ended September 30, 2026 and 2025 (in thousands, except percentage):

	Three Months Ended September 30,
	2026	2025	Change	% Change
Total Net Revenues	$105,778	$59,186	$46,592	79%
Total Expenses	63,092	88,650	(25,558)	(29)%
Net Income (Loss) Before Taxes	42,686	(29,464)	72,150	n/m
Income Tax Expense	(960)	(28)	(932)	3,329%
Net Income (Loss)	$41,726	$(29,492)	$71,218	n/m
n/m: not meaningful

	Nine Months Ended September 30,
	2026	2025	Change	% Change
Total Net Revenues	235,504	153,500	$82,004	53%
Total Expenses	121,448	190,260	(68,812)	(36)%
Net Income (Loss) Before Taxes	114,056	(36,760)	150,816	n/m
Income Tax Expense	(1,298)	(84)	(1,214)	1,445%
Net Income (Loss)	$112,758	$(36,844)	$149,602	n/m
n/m: not meaningful
Total Net Revenues for the three months ended September 30, 2026 increased $46.6 million, or 79%, as compared to the same period in 2025. The increase was largely attributable to a $20.1 million increase in Transaction Fees, Net, primarily as a result of higher Personal Loan origination volume during this period, as discussed above. There was also an $18.6 million increase in Total Net Revenues from Change in Fair Value of Financial Instruments, primarily due to an increase in the fair value of Receivable from Credit Card Partner, partially offset by a decrease in the Credit Card Derivative, following the close of PMCC 2026-1 on August 31, 2026. As part of that transaction, Credit Card receivables with a total outstanding balance of $255.1 million that were previously included in the Credit Card Derivative were contributed to the PMCC 2026-1 securitization. In addition, there was a $5.7 million increase in Servicing Fees, Net, primarily due to the derecognition of the servicing obligation liability for Credit Card receivables securitized through the PMCC 2026-1 securitization transaction in August 2026, as well as the increase in whole loans outstanding and growth in our Credit Card portfolio during this period. Finally, there was a $2.2 million increase in Total Interest Income (Expense), Net, due largely to increased interest income generated from the securitized Credit Card portfolio, which increased in size following the close of the PMCC 2026-1 securitization in August 2026.
Total Expenses include the Change in Fair Value of Convertible Preferred Stock Warrants, which is in turn driven by changes in the fair value of the outstanding Convertible Preferred Stock. The gain recognized related to this item was $48 thousand for the three months ended September 30, 2026, which compared to a loss of $35.1 million for the corresponding period in 2025, due to the timing of warrant exercises and changes in the fair value of the underlying Convertible Preferred Stock for these periods. Other components of Total Expenses increased $9.6 million for the three months ended September 30, 2026, as compared to the same period in 2025, primarily due to a combined $10.7 million increase in Origination and Servicing, Sales and Marketing and General and Administrative expenses, as costs increased primarily due to higher Personal Loan originations and growth in the Credit Card portfolio. These increases were partially offset by a $0.9 million decrease in Interest Expense on Term Loans, as a result of the lower interest rate on the Term Loan we closed in November 2025 (see Note 11 of the accompanying condensed consolidated financial statements), as compared to the previous Term Loan. In addition, Income Tax Expense increased $0.9 million from the prior year, primarily due to increased state income taxes resulting from higher taxable income. Accordingly, the net income for the three months ended September 30, 2026 increased $71.2 million when compared to the net loss for the three months ended September 30, 2025.

Total Net Revenues for the nine months ended September 30, 2026 increased $82.0 million, or 53%, as compared to the same period in 2025. The increase was largely attributable to: (i) a $40.7 million increase from Change in Fair Value of Financial Instruments, primarily due to an increase in the fair value of Receivable from Credit Card Partner, partially offset by a decrease in the Credit Card Derivative, following the close of the PMCC 2026-1 securitization transaction on August 31, 2026, as discussed above, and (ii) a $39.9 million increase in Transaction Fees, Net, primarily as a result of higher Personal Loan origination volume during this period. In addition, there was a $7.3 million increase in Servicing Fees, Net, due primarily to the derecognition of the servicing obligation liability for Credit Card receivables securitized through the PMCC 2026-1 securitization transaction in August 2026, as well as the increase in whole loans outstanding and growth in our Credit Card portfolio during this period. These increases were partially offset by a $2.5 million decrease in Total Interest Income (Expense), Net, due largely to a decrease in the outstanding balance of personal loans held in consolidated trusts (prior to the deconsolidation of the PMIT securitization entities in the third quarter of 2026, as discussed above), partially offset by increased interest income from growth in the securitized Credit Card portfolio. Finally, (i) Loss on Sale of Borrower Loans increased $1.7 million from the prior year, primarily as a result of additions to the estimated performance-based payment liability year-over-year, and (ii) Other Revenues decreased $1.6 million year-over-year, due primarily to lower credit referral fees, and certain one-time miscellaneous Credit Card fees earned in the second quarter of 2025.
Total Expenses include the Change in Fair Value of Convertible Preferred Stock Warrants, which is in turn driven by changes in the fair value of the outstanding Convertible Preferred Stock. We recognized a gain related to this item of $58.1 million for the nine months ended September 30, 2026, which compared to a loss of $37.3 million for the corresponding period in 2025, due to the timing of warrant exercises and changes in the fair value of the underlying Convertible Preferred Stock for these periods. Other components of Total Expenses increased $26.5 million for the nine months ended September 30, 2026, as compared to the same period in 2025, primarily due to a combined $29.9 million increase in Origination and Servicing, Sales and Marketing and General and Administrative expenses, as costs increased primarily due to higher Personal Loan originations and growth in the Credit Card portfolio. These increases were partially offset by a $3.0 million decrease in Interest Expense on Term Loans, as a result of the lower interest rate on the Term Loan we closed in November 2025 (see Note 11 of the accompanying condensed consolidated financial statements), as compared to the previous Term Loan. In addition, Income Tax Expense increased $1.2 million from the prior year, primarily due to increased state income taxes resulting from higher taxable income. Accordingly, the net income for the nine months ended September 30, 2026 increased $149.6 million when compared to the net loss for the nine months ended September 30, 2025.
Revenues
The following table summarizes our revenues for the three and nine months ended September 30, 2026 and 2025 (in thousands, except percentages):

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
Operating Revenues:
Transaction Fees, Net	$81,471	$61,386	$20,085	33%
Servicing Fees, Net	14,615	8,875	5,740	65%
Loss on Sale of Borrower Loans	(15,112)	(15,116)	4	—%
Other Revenues	2,466	2,542	(76)	(3)%
Total Operating Revenues	83,440	57,687	25,753	45%

Interest Income (Expense):
Interest Income on Financial Instruments	19,718	19,485	233	1%
Interest Expense on Financial Instruments	(12,521)	(14,522)	2,001	14%
Total Interest Income (Expense), Net	7,197	4,963	2,234	45%
Change in Fair Value of Financial Instruments	15,141	(3,464)	18,605	n/m
Total Net Revenues	$105,778	$59,186	$46,592	79%
n/m: not meaningful

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Operating Revenues:
Transaction Fees, Net	$214,614	174,716	$39,898	23%
Servicing Fees, Net	30,912	23,617	7,295	31%
Loss on Sale of Borrower Loans	(46,071)	(44,363)	(1,708)	(4)%
Other Revenues	5,931	7,538	(1,607)	(21)%
Total Operating Revenues	205,386	161,508	43,878	27%

Interest Income (Expense):
Interest Income on Financial Instruments	51,686	63,852	(12,166)	(19)%
Interest Expense on Financial Instruments	(36,666)	(46,283)	9,617	21%
Total Interest Income (Expense), Net	15,020	17,569	(2,549)	(15)%
Change in Fair Value of Financial Instruments	15,098	(25,577)	40,675	n/m
Total Net Revenues	$235,504	$153,500	$82,004	53%
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
Transaction Fees, Net increased $20.1 million, or 33% and $39.9 million, or 23%, for the three and nine months ended September 30, 2026, respectively, as compared to the corresponding periods in 2025, primarily due to increased Personal Loan originations, as well as the impact of the prepayment refund liability decrease following the change in Utah law effective May 6, 2026, as discussed above.
We recognized approximately $8.4 million and $22.5 million in program fees under our Credit Card product for the three and nine months ended September 30, 2026, respectively, which represented $1.7 million and $4.6 million increases from the corresponding periods in 2025. These increases are primarily reflective of growth in the underlying Credit Card portfolio during this time.
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

In addition, we are contractually obligated to service the entire portfolio under our Credit Card product. Our banking partner, Coastal, pays us a servicing fee of 1.0% per annum of the daily outstanding principal balance of all cards designated as Coastal allocations within the non-securitized portion of the portfolio. These allocations represent approximately 5% of the portfolio. To the extent these contractual fees are less than the market servicing rate that would be required by a market participant to service the portfolio, a servicing obligation is recorded. Changes to the net Credit Card servicing obligation are included in Servicing Fees, Net. We do not recognize a servicing asset or obligation related to any Credit Card receivables that are effectively consolidated on our balance sheet through the PMCC 2024-1or PMCC 2026-1 securitization transactions discussed in Note 5 of the accompanying condensed consolidated financial statements.
The increase of $5.7 million, or 65% in Servicing Fees, Net for the three months ended September 30, 2026, as compared to the corresponding period in 2025, is primarily the result of a $5.9 million increase from changes in the fair value of the Credit Card servicing obligation. Upon the close of the PMCC 2026-1 securitization on August 31, 2026, approximately $7.0 million in servicing obligations attributable to newly securitized Credit Card receivables were derecognized from our balance sheet. This decrease was then partially offset by additional growth in the non-securitized portion of the Credit Card portfolio as compared to the prior year, as well as the changes in estimates further discussed in Note 8, Fair Value of Assets and Liabilities, of the accompanying condensed consolidated financial statements. These changes primarily related to the default and discount rates applied to the cash flows that drive the Credit Card servicing obligation. Additionally, there was a $0.7 million increase in net collections, debt sale and loan trailing fees, due to growth in our Personal Loan servicing book and Credit Card portfolio, as well as our enhanced collections and recovery efforts. Finally, increased amortization of our Servicing Asset, net of increases in whole loan servicing fees collected, resulted in a $0.7 million decrease in Servicing Fees, Net, as compared to the prior year.
The increase of $7.3 million, or 31%, in Servicing Fees for the nine months ended September 30, 2026, as compared to the corresponding period in 2025, is primarily the result of a $4.2 million increase from changes in the fair value of the Credit Card servicing obligation. This was primarily related to the decrease in the servicing obligation that occurred upon closing the PMCC 2026-1 securitization, as discussed above, partially offset by additional growth in the non-securitized portion of the Credit Card portfolio as compared to the prior year, as well as the changes in estimates referenced above. Additionally, there was a $2.2 million increase in net collections, debt sale and loan trailing fees, due to growth in our Personal Loan servicing book and Credit Card portfolio, as well as our enhanced collections and recovery efforts. Finally, increased whole loan servicing fees collected, partially offset by increased amortization of our Servicing Asset, resulted in a $0.7 million increase in Servicing Fees, Net, as compared to the prior year.
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
For the three months ended September 30, 2026, the Loss on Sale of Borrower Loans remained flat compared to the prior year. This is primarily reflective of a $2.0 million increased gain from the recognition of additional Servicing Assets upon the sale of Borrower Loans through the Whole Loan Channel, partially offset by a $2.2 million increase in the performance-based payment liability.
For the nine months ended September 30, 2026, the Loss on Sale of Borrower Loans increased $1.7 million (decreasing Total Net Revenues), primarily due to a $7.0 million increase from changes in the performance-based payment liability, partially offset by a $4.8 million increased gain from the recognition of additional Servicing Assets upon the sale of Borrower Loans through the Whole Loan Channel. In addition, there was a $0.4 million decrease in incentives provided to whole loan investors as compared to the prior year.
Other Revenues
Other Revenues consists primarily of credit referral fees earned from partner companies for the referral of customers from our platform, as well as net volume-based fees from our Credit Card network partner, miscellaneous fees from our Credit Card banking partner and certain marketing services performed for investors. The $0.1 million decrease in Other Revenues for the three months ended September 30, 2026, was not considered significant. Of the total $1.6 million decrease in Other Revenues for the nine months ended September 30, 2026, approximately $1.2 million related to credit referral fees. In addition, net Credit Card fees decreased $0.9 million for this period, primarily due to certain one-time miscellaneous fees earned from our Credit Card banking partner in the second quarter of 2025. These decreases were partially offset by an additional $0.5 million generated from investor marketing services.

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
The increase of $2.2 million, or 45%, in Total Interest Income (Expense), Net for the three months ended September 30, 2026, as compared to the corresponding period in 2025, was primarily due to a $3.4 million increase interest income from the underlying securitized Credit Card receivables included within Receivable from Credit Card Partner, less interest expense and setup cost amortization incurred on the related Notes Issued by Securitization Trust. In August 2026, we closed PMCC 2026-1, which refinanced the previous Credit Card securitization, PMCC 2024-1, and increased the outstanding balance of securitized Credit Card receivables. As of September 30, 2026, securitized Credit Card receivables within the Receivable from Credit Card Partner (including interest and fees) were $348.8 million, as compared to $93.1 million as of September 30, 2025. This increase was partially offset by a $1.1 million decrease in interest income generated by securitized Borrower Loans, net of interest expense and setup cost amortization incurred on the Notes Issued by Securitization trust, which is primarily reflective of the lower average outstanding balance of loans held in consolidated trusts year-over-year, as well as the related decrease in the associated financing liabilities as a result of principal repayments. During the third quarter of 2026, we exercised clean-up call rights on both of our consolidated Personal Loan securitizations, repaid the outstanding Notes Issued by Securitization Trust, sold the underlying performing loans to a third-party investor and retained non-performing loans at PFL as loans held for investment. As a result, those securitization transactions were deconsolidated from our financial statements, and no additional Total Interest Income (Expenses), Net will be generated from securitized Borrower Loans and the associated financing liabilities unless we consolidate another securitization transaction in the future.
The decrease of $2.5 million, or 15%, in Total Interest Income (Expense), Net for the nine months ended September 30, 2026, as compared to the corresponding period in 2025, was primarily due to a $3.1 million decrease in interest income generated from securitized Borrower Loans, net of interest expense and setup cost amortization incurred on the Notes Issued by Securitization Trust, which is primarily reflective of the lower average outstanding balance of loans held in consolidated trusts year-over-year, as well as the related decrease in the associated financing liabilities as a result of principal repayments. As discussed above, during the third quarter of 2026, all securitized Borrower Loans that were previously consolidated on our balance sheet were sold to a third-party investor (or retained as loans held for investment) and the underlying Notes Issued by Securitization Trust were repaid. In addition, Total Interest Income (Expense), Net from securitization bank accounts, servicing revenue related to fractional Notes, and Borrower Loans we hold for investment decreased a combined $0.4 million from the prior year. These decreases were partially offset by a $1.0 million increase in interest income from the underlying securitized Credit Card receivables included within Receivable from Credit Card Partner, less interest expense and setup cost amortization incurred on the related Notes Issued by Securitization Trust. This is primarily reflective of the increase in securitized Credit Card receivables resulting from the close of PMCC 2026-1 in August 2026, as referenced above.
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
We previously sponsored and consolidated two Personal Loan securitization transactions, PMIT 2023-1 and PMIT 2024-1. Refer to Note 7, Securitizations, of the accompanying condensed consolidated financial statements for additional information on these securitization transactions. In the third quarter of 2026, we exercised clean-up call rights on both PMIT 2023-1 and PMIT 2024-1, sold the underlying performing Borrower Loans to a third-party investor and retained the non-performing loans at PFL. As a result of these transactions, the Borrower Loans that were sold were derecognized from our consolidated balance sheets. Notes issued by PMIT 2023-1 and PMIT 2024-1, which were repaid in conjunction with the sales of the underlying Borrower Loans, were carried at amortized cost on the accompanying condensed consolidated balance sheets and thus did not impact the Change in Fair Value of Financial Instruments.
We earned interest income on the Borrower Loans held in securitization trusts during the period we owned and consolidated the loans, which partially offset changes in the fair value of these loans. Fair values of Borrower Loans and Notes are estimated using discounted cash flow methodologies based upon a set of valuation assumptions. The key assumptions used include default and prepayment rates derived primarily from historical performance, and discount rates based on estimates of the rates of return that market investors would require when investing in other financial instruments with similar characteristics.
Credit Card
The Credit Card Derivative is recorded at fair value and is primarily reflective of discounted future cash flows from certain features of our Credit Card program that were determined to meet the definition of freestanding derivatives, including interest income, program fees paid to our banking partner Coastal, net credit losses and fraud losses. These cash flows are estimated based upon a set of valuation assumptions, including default rates derived from our historical performance, prepayment rates derived from market data and discount rates based on estimates of the rates of return that investors would require when investing in other financial instruments with similar characteristics. We also record the net impact of realized gains and losses under the Credit Card Derivative in Change in Fair Value of Financial Instruments.
In 2024, we sponsored a Credit Card securitization transaction, PMCC 2024-1, with existing Credit Card receivables that were previously accounted for through our Credit Card Derivative. In August 2026, we exercised an optional redemption on PMCC 2024-1, and repaid its outstanding notes utilizing proceeds from a new Credit Card securitization that we sponsored, PMCC 2026-1. Credit Card receivables that were previously securitized through PMCC 2024-1 were contributed to PMCC 2026-1, along with additional Credit Card receivables that were previously accounted for through our Credit Card Derivative. See Notes 5 and 7 of the accompanying condensed consolidated financial statements for further details on the Credit Card Derivative, PMCC 2024-1 and PMCC 2026-1. Consistent with the accounting for PMCC 2024-1, we fully consolidate PMCC 2026-1 as a variable interest entity, as it has insufficient equity at risk and we determined that we were its primary beneficiary. Based on an analysis of the facts and circumstances surrounding the securitization transaction, it was determined that the transfer of the Credit Card receivables from Coastal to PMCC 2026-1 (including those that were securitized through PMCC 2024-1 before transferring to PMCC 2026-1) did not meet the sales or participating interest criteria under Accounting Standards Codification (“ASC”) 860, Transfers and Servicing, and thus could not be recognized on our condensed consolidated balance sheets. As a result, we record a secured Receivable from Credit Card Partner, which we have elected to present at fair value on our condensed consolidated balance sheets. Receivable from Credit Card Partner is secured by and effectively mirrors the value of the underlying securitized Credit Card receivables.
As the sole sponsor of PMCC 2026-1, and previously PMCC 2024-1, we are entitled to any residual cash flows it generates, and estimate the fair value of that residual interest using a discounted cash flow analysis based upon valuation assumptions generally similar to those used to value the Credit Card Derivative, adjusted to reflect the specific characteristics of the securitized Credit Card receivables underlying the Receivable from Credit Card Partner. That residual interest fair value is then added to the outstanding balance of the Credit Card receivables at the applicable securitization advance rate to calculate the estimated fair value of Receivable from Credit Card Partner. Consistent with securitized Borrower Loans, Notes issued by PMCC 2026-1 are carried at amortized cost on the accompanying condensed consolidated balance sheets, and thus do not impact the Change in Fair Value of Financial Instruments.
For both the Credit Card Derivative and Receivable from Credit Card Partner, changes in the fair value should generally fluctuate in line with changes in the underlying portfolio and charge-off levels, but could also be impacted by changes in fair value assumptions, such as estimated loss and prepayment rates and implied market discount rates. Because there is a minimum contractual ratio of Credit Card receivables to outstanding Notes issued by PMCC 2026-1, the underlying securitized Credit Card portfolio balance is not expected to fluctuate significantly from period-to-period during the two-year revolving period of the Notes.
Fluctuation Analysis
For the three months ended September 30, 2026 and 2025, the Change in Fair Value of Financial Instruments was a gain of $15.1 million and a loss of $3.5 million, respectively. The increase in the gain for this period of $18.6 million was largely driven by our Credit Card financial instruments (comprising the Receivable from Credit Card Partner and the Credit Card Derivative), which generated a combined net fair value gain of $16.1 million for the three months ended September 30, 2026, as compared to a combined net loss of $0.8 million for the corresponding period in the prior year.

This favorable increase from the Credit Card financial instruments was primarily driven by continued growth in our overall Credit Card portfolio, lower loss rates and the changes in valuation estimates that became effective in 2026, as discussed below. The PMCC 2026-1 securitization transaction executed on August 31, 2026, primarily resulted in a reclassification between our Credit Card financial instruments. In connection with that transaction, $255.1 million in Credit Card receivables that were previously accounted for through our Credit Card Derivative were contributed to PMCC 2026-1, along with Credit Card receivables of $93.3 million from PMCC 2024-1. As a result, we recorded a fair value gain to Receivable from Credit Card Partner of $44.0 million, and a $44.8 million fair value reduction to the Credit Card Derivative, on that date.
On an aggregate basis, the fair value gain on the Credit Card financial instruments for the three months ended September 30, 2026, consisted of (i) a $19.7 million gain from changes in the fair values related to future cash flows, (ii) an $11.6 million net gain from realized transactions (excluding net charge-offs) on the Credit Card Derivative and (iii) $15.2 million in net charge-offs. This compares to the corresponding period in the prior year, when the aggregate fair value loss on the Credit Card financial instruments consisted of (i) a $4.2 million gain from changes in the fair values related to future cash flows, (ii) a $10.5 million net gain from realized transactions (excluding net charge-offs) on the Credit Card Derivative and (iii) $15.5 million in net charge-offs.
In addition, there was a decrease in the net loss from securitized Borrower Loans year-over-year, primarily as a result of lower charge-offs, as the average balance of loans held in consolidated securitization trusts decreased during this time prior to the clean-up call exercises discussed above. For the three months ended September 30, 2026, the loss from changes in the fair value of securitized Borrower Loans was $0.8 million, due to a $0.1 million loss from fair value adjustments, and $0.7 million in net charge-offs. This compares to the same period in the prior year, when the loss from changes in the fair value of securitized Borrower Loans was $2.1 million, due to a $1.4 million gain from fair value adjustments, offset by $3.5 million in net charge-offs.
The net impact to the Change in Fair Value of Financial Instruments for fractional Borrower Loans and Notes (as well as the whole loans that are owned directly by our wholly-owned subsidiary PFL) was a loss of $0.2 million for the three months ended September 30, 2026, due to the borrower payment-dependent structure described above, offset by certain timing factors related to the receipt of borrower payments. During the same period in 2025, the net impact from these fractional Borrower Loans and Notes (as well as the whole loans that are owned directly by PFL) was a loss of $0.6 million.
For the nine months ended September 30, 2026 and 2025, the Change in Fair Value of Financial Instruments was a gain of $15.1 million and a loss of $25.6 million, respectively. The increase in the gain for this period of $40.7 million was largely driven by our Credit Card financial instruments, which generated a combined net fair value gain of $18.7 million for the nine months ended September 30, 2026, as compared to a combined net loss of $17.4 million for the corresponding period in the prior year.
This favorable increase from the Credit Card financial instruments was primarily driven by continued growth in our overall Credit Card portfolio, lower loss rates and the changes in valuation estimates that became effective in 2026, as discussed below. The impact to the Change in Fair Value of Financial Instruments from the closing of the PMCC 2026-1 securitization transaction was primarily a reclassification between our Credit Card financial instruments, as detailed above. On an aggregate basis, the fair value gain on the Credit Card financial instruments for the nine months ended September 30, 2026, consisted of (i) a $27.2 million gain from changes in the fair values related to future cash flows, (ii) an $37.9 million net gain from realized transactions (excluding net charge-offs) on the Credit Card Derivative and (iii) $46.4 million in net charge-offs. This compares to the corresponding period in the prior year, when the aggregate fair value loss on the Credit Card financial instruments consisted of (i) a $1.5 million gain from changes in the fair values related to future cash flows, (ii) a $30.9 million net gain from realized transactions (excluding net charge-offs) on the Credit Card Derivative and (iii) $49.9 million in net charge-offs.
In addition, there was a decrease in the net loss from securitized Borrower Loans year-over-year, primarily as a result of lower charge-offs, as the average balance of loans held in consolidated securitization trusts decreased during this time prior to the clean-up call exercises discussed above. For the nine months ended September 30, 2026, the loss from changes in the fair value of securitized Borrower Loans was $2.9 million, due to a $2.2 million gain from fair value adjustments, and $5.1 million in net charge-offs. This compares to the same period in the prior year, when the loss from changes in the fair value of securitized Borrower Loans was $7.3 million, due to a $6.1 million gain from fair value adjustments, offset by $13.4 million in net charge-offs.
The net impact to the Change in Fair Value of Financial Instruments for fractional Borrower Loans and Notes (as well as the whole loans that are owned directly by our wholly-owned subsidiary PFL) was a loss of $0.7 million for the nine months ended September 30, 2026, due to the borrower payment-dependent structure described above, offset by certain timing factors related to the receipt of borrower payments. During the same period in 2025, the net impact from these fractional Borrower Loans and Notes (as well as the whole loans that are owned directly by PFL) was a loss of $0.8 million.

The following table details the components of Changes in Fair Value of Financial Instruments for the three and nine months ended September 30, 2026 and 2025, respectively (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Assets:
Borrower Loans	$(6,021)	(6,751)	$(19,452)	$(20,699)
Credit Card Derivative (includes gains and losses from settled transactions)	(23,710)	3,167	(13,188)	(6,955)
Receivable from Credit Card Partner	39,782	(3,957)	31,865	(10,493)

Liabilities:
Notes	5,090	4,078	15,873	12,571
Total	$15,141	$(3,463)	$15,098	$(25,576)
Changes in Estimates – Credit Card
As discussed in Note 8, Fair Value of Assets and Liabilities, of the accompanying condensed consolidated financial statements, there were changes in estimates that impacted the valuations of our Credit Card financial instruments for the nine months ended September 30, 2026:
•Effective March 31, 2026, and on a prospective basis, we applied a default rate to the projected cash flows that comprise the Credit Card Derivative based solely on the recent credit performance of our underlying Credit Card portfolio. This change resulted in an increase to the Credit Card Derivative of $5.2 million on the effective date.
•Effective September 30, 2026, and on a prospective basis, we applied a discount rate to the projected cash flows that comprise the Credit Card Derivative and Receivable from Credit Card Partner that aligns with the estimated residual yield on recent market securitizations we sponsored. This change resulted in increases to the Credit Card Derivative of $2.7 million, and the Receivable from Credit Card Partner of $6.0 million, on the effective date.
Expenses
The following tables summarize our expenses for the three and nine months ended September 30, 2026 and 2025 (in thousands, except percentages):

	Three Months Ended September 30,
	2026	2025	Change	% Change
Expenses
Origination and Servicing	$14,531	$12,347	$2,184	18%
Sales and Marketing	24,241	16,123	8,118	50%
General and Administrative - Research and Development	6,131	5,732	399	7%
General and Administrative - Other	17,268	17,287	(19)	—%
Change in Fair Value of Convertible Preferred Stock Warrants	(48)	35,121	(35,169)	(100)%
Interest Expense on Term Loans	2,023	2,952	(929)	(31)%
Other Income, Net	(1,054)	(912)	(142)	16%
Total Expenses	$63,092	$88,650	$(25,558)	29%

	Nine Months Ended September 30,
	2026	2025	Change	% Change
Expenses
Origination and Servicing	42,381	35,989	$6,392	18%
Sales and Marketing	64,522	44,072	20,450	46%
General and Administrative - Research and Development	17,713	15,863	1,850	12%
General and Administrative - Other	51,817	50,636	1,181	2%
Change in Fair Value of Convertible Preferred Stock Warrants	(58,056)	37,254	(95,310)	n/m
Interest Expense on Term Loan	6,000	$9,007	(3,007)	(33)%
Other Income, Net	(2,929)	(2,561)	(368)	14%
Total Expenses	$121,448	$190,260	$(68,812)	(36)%
n/m: not meaningful
The following table reflects full-time employees as of September 30, 2026 and 2025 by functional area:

	September 30, 2026	September 30, 2025
Origination and Servicing	85	88
Sales and Marketing	22	26
General and Administrative - Research and Development	116	98
General and Administrative - Other	163	163
Total Headcount	386	375
Origination and Servicing
Origination and Servicing costs consist primarily of salaries, benefits and stock-based compensation expense related to our capital markets, collections, customer support and payment processing employees and vendor costs associated with facilitating and servicing personal loans and our Credit Card product. The increase for the three months ended September 30, 2026, of $2.2 million, or 18%, as compared to the corresponding period in 2025, is primarily due to a $1.2 million increase in servicing and origination costs, and a $0.5 million increase in compensation costs, driven by overall growth in our Personal Loan and Credit Card products during this time. In addition, there was a $0.5 million increase in depreciation, reflecting the increased balance of internal-use software during this time.
The increase for the nine months ended September 30, 2026 of $6.4 million, or 18%, as compared to the corresponding period in 2025, is primarily due to a $2.5 million increase in depreciation, reflecting the increased balance of internal-use software during this time. In addition, servicing and origination costs increased $2.2 million, and compensation costs increased $1.4 million, driven by overall growth in our Personal Loan and Credit Card products during this time.
Sales and Marketing
Sales and Marketing costs consist primarily of affiliate marketing, search engine marketing, online and offline campaigns, email marketing, public relations and direct mail marketing, as well as compensation expenses such as wages, benefits and stock-based compensation for the employees who support these activities. For the three months ended September 30, 2026, the increase of $8.1 million, or 50%, from the corresponding period in 2025, is due primarily to an overall increase in marketing and advertising costs, including direct mail marketing costs of $3.9 million and marketing partnership costs of $3.6 million. This is generally in line with the increase in Personal Loan originations and growth in our Credit Card portfolio during this time. In addition, compensation expense and outsourced services costs increased a combined $0.5 million from the prior year, generally in line with the Personal Loan and Credit Card growth referenced above.
For the nine months ended September 30, 2026, the increase of $20.5 million, or 46%, from the corresponding period in 2025, is due primarily to an overall increase in marketing and advertising costs, including direct mail marketing costs of $11.3 million and marketing partnership costs of $8.9 million. This is generally in line with the increase in Personal Loan originations and growth in our Credit Card portfolio during this time, which also contributed to a $0.6 million increase in outsourced services. These increases were partially offset by a $0.5 million decrease in compensation expense, in line with the decrease in headcount during this period, and inclusive of one-time severance costs incurred in the prior year.

General and Administrative – Research and Development
General and Administrative – Research and Development costs consist primarily of salaries, benefits and stock-based compensation expense related to our engineering and product development employees, as well as related vendor costs. The increase in General and Administrative – Research and Development for the three months ended September 30, 2026, of $0.4 million, or 7%, from the corresponding period in the prior year is primarily due to a $1.4 million increase in compensation costs, reflective of increased headcount and the reinstatement of 401(k) employer contributions at the start of 2026. Additionally, there was a $0.2 million increase in outsourced services to further support the growth in our operations. These increases were partially offset by a $1.2 million year-over-year increase in capitalized internal-use software and web development costs (decreasing the expense). Specifically, these capitalized costs were $4.3 million and $3.1 million for the three months ended September 30, 2026 and 2025, respectively.
The increase in General and Administrative – Research and Development for the nine months ended September 30, 2026, of $1.9 million, or 12%, from the corresponding period in the prior year is primarily due to a $2.5 million increase in compensation costs, reflective of increased headcount and the reinstatement of 401(k) employer contributions at the start of 2026. Additionally, there was a $0.4 million increase in outsourced services to further support the growth in our operations. These increases were partially offset by a $1.3 million increase in capitalized internal-use software and web development costs (decreasing the expense). Specifically, these capitalized costs were $11.9 million and $10.6 million for the nine months ended September 30, 2026 and 2025, respectively.
General and Administrative – Other
General and Administrative – Other expenses consist primarily of salaries, benefits and stock-based compensation expense related to our accounting, finance, risk, legal, compliance, human resources and facilities employees; professional fees related to legal and accounting services; and facilities expenses. The decrease in General and Administrative – Other expenses for the three months ended September 30, 2026 was not significant compared to the prior year, but is primarily reflective of a $0.5 million decrease in professional services expenses, and a $0.3 million decrease in software and subscription costs, as we continued to drive efficiencies. These decreases were partially offset by a $0.3 million increase in compensation costs, and a $0.3 million increase in cloud computing costs during this time. These increases are reflective of the overall growth in our operations, as well as the reinstatement of the 401k employer contributions at the start of 2026.
The increase in General and Administrative – Other expenses for the nine months ended September 30, 2026 of $1.2 million, or 2%, from the corresponding period in the prior year is primarily due to (i) a $0.9 million increase in compensation expense, (ii) a $0.7 million increase in cloud computing costs and (iii) a $0.4 million increase in outsourced services costs during this time. These increases are reflective of the overall growth in our operations, as well as the reinstatement of the 401k employer contributions at the start of 2026. They were partially offset by a $0.7 million decrease in professional services expenses and a $0.2 million decrease in customer reimbursement costs.
Change in Fair Value of Convertible Preferred Stock Warrants
Change in Fair Value of Convertible Preferred Stock Warrants were gains of $48 thousand and $58.1 million for the three and nine months ended September 30, 2026, respectively, due to decreases in the fair value of the underlying outstanding Convertible Preferred Stock for those periods. Change in Fair Value of Convertible Preferred Stock Warrants were losses of $35.1 million and $37.3 million for the three and nine months ended September 30, 2025, respectively, due to increases in the fair value of the underlying Convertible Preferred Stock for those periods.
For the nine months ended September 30, 2026, there were four individual exercises of Convertible Preferred Stock Warrants. We record changes in the estimated fair value of the Convertible Preferred Stock Warrants up to the exercise date, at which time the full fair value of the exercised warrants is reclassified from Convertible Preferred Stock Warrant Liability to Convertible Preferred Stock on our consolidated balance sheets.
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
Following these exercises, 604,868 of Series F Convertible Preferred Stock Warrants remain outstanding, with a total estimated fair value of $0.6 million.
Interest Expense on Term Loan
We entered into a $75.0 million Term Loan with a third-party lender in November 2022. In November 2025, we entered into a new $75.0 million Term Loan with a different third-party lender, and simultaneously repaid the outstanding principal and interest balance of approximately $68.4 million on the old Term Loan. Refer to Note 11, Debt, of the accompanying condensed consolidated financial statements for further information on our Term Loans. We incurred interest costs of $2.0 million and $6.0 million under the new Term Loan for the three and nine months ended September 30, 2026, respectively, as compared to $3.0 million and $9.0 million, respectively, under the old Term Loan for the corresponding period in 2025. This decrease reflects more favorable economic terms under the new Term Loan, as the interest rate associated with the new Term Loan is four percentage points lower than the old Term Loan.
Other Income, Net
Other Income, Net was $1.1 million and $2.9 million for the three and nine months ended September 30, 2026, respectively, and primarily consists of interest income on cash and cash equivalents, sublease income and other miscellaneous items. The $0.1 million and $0.4 million increases in Other Income, Net, for the three and nine ended September 30, 2026, as compared to the corresponding periods in the prior year, were primarily attributable to increased interest income resulting from the increase in our cash and cash equivalents during this time.
Income Tax Expense
Income Tax Expense was $1.0 million and $28 thousand for the three months ended September 30, 2026 and 2025, respectively, and $1.3 million and $84 thousand for the nine months ended September 30, 2026 and 2025, respectively. The income tax expense relates to state income tax expense and the amortization of tax deductible goodwill which gives rise to an indefinite-lived deferred tax liability. No other income tax expense or benefit was recorded for the three and nine month periods ended September 30, 2026 and 2025 due to a full valuation allowance recorded against our deferred tax assets. The increases in Income Tax Expense for the three and nine months ended September 30, 2026, as compared to the corresponding periods in the prior year, were primarily attributable to increased taxable income.
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
•Accelerated amortization of debt issuance costs and debt discounts: In conjunction with the repayment of the Notes issued by the PMIT 2023-1, PMIT 2024-1 and PMCC 2026-1 securitization transactions in the third quarter of 2026 (see Note 7, Securitizations, of the accompanying condensed consolidated financial statements), we accelerated the related deferred debt issuance costs and debt discount into Total Interest Income (Expense), Net. We exclude the impact of this accelerated amortization from Adjusted EBITDA because it is non-cash and because of the infrequent nature of the underlying transactions.
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

The following table presents a reconciliation of Net Income (Loss) to Adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net Income (Loss)	$41,726	$(29,492)	$112,758	$(36,844)
Depreciation expense:
Servicing and Origination	3,487	3,006	11,003	8,470
General and Administration - Other	177	169	515	669
Stock-Based Compensation	298	317	1,093	993
Change in the Fair Value of Convertible Preferred Stock Warrants	(48)	35,121	(58,056)	37,254
Impact of interest rates on fair value of loans held in consolidated trusts	—	(205)	73	138
Accelerated amortization of debt issuance costs and debt discounts	584	—	584	—
Interest Income on Cash and Cash Equivalents	(937)	(790)	(2,569)	(2,194)
Interest Expense on Term Loan	2,023	2,952	6,000	9,007
Income Tax Expense	960	28	1,298	84
Adjusted EBITDA	$48,270	$11,106	$72,699	$17,577
The increase in Adjusted EBITDA for the three months ended September 30, 2026 of $37.2 million, as compared to the corresponding period in 2025, is primarily reflective of increased net revenues from (i) Transaction Fees, Net, due primarily to the increase in Personal Loan originations during this time, (ii) Change in Fair Value of Financial Instruments, driven largely by growth in the total Credit Card portfolio and decreased loss and discount rates, (iii) Servicing Fees, primarily as a result of the decrease in the Credit Card servicing obligation following the close of the PMCC 2026-1 securitization transaction and (iv) increased interest income generated from the securitized Credit Card receivables. These increases were partially offset by increased expenses in response to higher Personal Loan originations and growth in the Credit Card portfolio.
The increase in Adjusted EBITDA for the nine months ended September 30, 2026 of $55.1 million, as compared to the corresponding period in 2025, is primarily reflective of increased net revenues from (i) Transaction Fees, Net, due primarily to the increase in Personal Loan originations during this time, (ii) Change in Fair Value of Financial Instruments, driven largely by growth in the Credit Card portfolio and decreased loss and discount rates and (iii) Servicing Fees, primarily as a result of the decrease in the Credit Card servicing obligation following the close of the PMCC 2026-1 securitization transaction, as well as increased servicing and collections fees. These increases were partially offset by (i) decreased interest income generated from securitized Borrower Loans, (ii) increased estimated performance-based payment liabilities, (iii) decreased credit referral fees and (iv) increased expenses in response to higher Personal Loan originations and growth in the Credit Card portfolio.
Expenses on the condensed consolidated statements of operations include the following amounts of stock-based compensation expense for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Origination and Servicing	$42	$26	$191	$81
Sales and Marketing	19	17	52	52
General and Administrative	237	274	850	860
Total Stock-Based Compensation Expense	$298	$317	$1,093	$993
Segment Net Revenues and Adjusted EBITDA
Refer to Note 20, Segments, of the accompanying condensed consolidated financial statements for information on our segment reporting, including reconciliations of segment Adjusted EBITDA to Net Income (Loss) Before Income Taxes, as well as details on segment operating expenses.

Effective in the fourth quarter of 2025, we updated our operating and reportable segments to align with strategic business and management reporting changes. This realignment is reflected in the periodic financial reports provided to our Chief Executive Officer, who serves as the chief operating decision maker, for the purposes of evaluating performance, making operating decisions and allocating resources. As a result of these changes, our former Home Equity segment was eliminated and the related products and services are now combined with the Personal Loan segment, which includes both Personal Loan products and services, as well as general corporate expenses. We now have two reportable and operating segments: Personal Loan and Credit Card. Segment information presented for the three and nine months ended September 30, 2025, has been recast to conform to the current reportable segment presentation.
The following table summarizes our segment net revenues and segment Adjusted EBITDA for the periods presented (in thousands, except percentages).

	Three Months Ended September 30,
	2026	2025	Change	% Change
Segment Net Revenues
Personal Loan	$69,850	$50,674	$19,176	38%
Credit Card	35,928	8,512	27,416	322%
Subtotal - Reportable Segments	$105,778	$59,186	$46,592	79%

Segment Adjusted EBITDA
Personal Loan	$25,300	11,122	$14,178	127%
Credit Card	22,970	(16)	22,986	n/m
Subtotal - Reportable Segments	$48,270	$11,106	$37,164	335%
n/m: not meaningful

	Nine Months Ended September 30,
	2026	2025	Change	% Change
Segment Net Revenues
Personal Loan	$178,052	$141,723	$36,329	26%
Credit Card	57,452	11,777	45,675	388%
Subtotal - Reportable Segments	$235,504	$153,500	$82,004	53%

Segment Adjusted EBITDA
Personal Loan	$51,368	$29,031	$22,337	77%
Credit Card	21,331	(11,454)	32,785	n/m
Subtotal - Reportable Segments	$72,699	$17,577	$55,122	314%
n/m: not meaningful
Segment Adjusted EBITDA is our primary segment profitability metric, and is calculated as segment revenues less operating expenses that are directly attributable to each individual segment’s products.
Personal Loan
For the three months ended September 30, 2026, Personal Loan segment net revenues increased $19.2 million, or 38%, as compared to the corresponding period in 2025, primarily as a result of (a) a $18.3 million increase in Transaction Fees, Net, due to the impact from higher Personal Loan originations during this time; (b) a $1.7 million increase in net revenues from Change in Fair Value of Financial Instruments related primarily to decreased charge-offs of securitized Borrower Loans, as described above; and (c) a $0.4 million increase in Other Revenues, due primarily to marketing services performed under a new investor agreement. These increases were partially offset by (d) a $1.2 million decrease in Total Interest Income (Expense), Net, due primarily to the decrease in the average outstanding principal balance of loans held in securitization trusts during this time.
For the nine months ended September 30, 2026, Personal Loan segment net revenues increased $36.3 million, or 26%, as compared to the corresponding period in 2025, primarily as a result of (a) a $35.3 million increase in Transaction Fees, Net, due to the impact from higher Personal Loan originations during this time; (b) a $4.6 million increase in net revenues from

Change in Fair Value of Financial Instruments related primarily to decreased charge-offs of securitized Borrower Loans, as described above; and (c) a $2.3 million increase in Servicing Fees, Net, due to both increased servicing fees as a result of growth in the Personal Loan servicing book, as well as additional collections, debt sale and loan trailing fees. These increases were partially offset by (d) a $3.5 million decrease in Total Interest Income (Expense), Net, due primarily to the decrease in the average outstanding principal balance of loans held in securitization trusts during this time; (e) a $1.7 million decrease in net revenues from Loss on Sale of Borrower Loans, due primarily to an increase in the estimated performance-based payment liability, partially offset by increased Personal Loan originations; and (f) a $0.6 million decrease in Other Revenues, due primarily to reduced credit referral fees generated from our partners.
Adjusted EBITDA associated with the Personal Loan segment increased $14.2 million and $22.3 million for the three and nine months ended September 30, 2026, respectively, as compared to the corresponding periods in 2025. These increases are primarily reflective of the same factors that drove the respective increases in net revenues discussed above, excluding the impact of interest rates on the fair value of loans held in consolidated trusts and accelerated amortization of debt issuance costs and debt discounts, and partially offset by increases of $5.5 million and $14.2 million in segment operating expenses year-over-year for the three and nine months ended September 30, 2026, respectively. These increases in segment operating expenses were primarily reflective of increased marketing, compensation, outsourced services and cloud computing costs driven by the increase in Personal Loan originations during this time.
Credit Card
For the three months ended September 30, 2026, Credit Card segment net revenues increased $27.4 million as compared to the corresponding period in 2025, primarily as a result of a $16.9 million increase in net revenues from Change in Fair Value of Financial Instruments, primarily related to the Receivable from Credit Card Partner, partially offset by the decrease in the Credit Card Derivative, following the close of PMCC 2026-1 in August 2026, as discussed above. Overall, this increase is reflective of growth in the Credit Card portfolio, as well as decreased loss and discount rates. This increase in securitized Credit Card receivables resulted in a decrease in the related Credit Card servicing obligation, accounting for most of the $5.9 million increase in Servicing Fees, Net, and generated additional interest income, resulting in a $3.4 million increase in Total Interest Income (Expense), Net. There was also a $1.7 million increase in Transaction Fees, Net, primarily due to growth in the Credit Card portfolio, which resulted in additional annual and interchange fees. These increases were partially offset by a $0.4 million decrease in Other Revenues, largely due to increased Credit Card network program costs.
For the nine months ended September 30, 2026, Credit Card segment net revenues increased $45.7 million as compared to the corresponding period in 2025, primarily as a result of a $36.1 million increase in net revenues from Change in Fair Value of Financial Instruments, primarily related to the Receivable from Credit Card Partner, partially offset by the decrease in the Credit Card Derivative, following the closing of PMCC 2026-1 in August 2026, as discussed above. Overall, this increase is reflective of growth in the Credit Card portfolio, as well as decreased loss and discount rates. This increase in securitized Credit Card receivables resulted in a decrease in the related Credit Card servicing obligation, accounting for most of the $5.0 million increase in Servicing Fees, Net, and generated additional interest income, resulting in a $1.0 million increase in Total Interest Income (Expense), Net. There was also a $4.6 million increase in Transaction Fees, Net, primarily due to growth in the Credit Card portfolio, which resulted in additional annual and interchange fees. These increases were partially offset by a $1.0 million decrease in Other Revenues, largely due to increased Credit Card network program costs.
Adjusted EBITDA associated with the Credit Card segment increased $23.0 million and $32.8 million for the three and nine months ended September 30, 2026, respectively, as compared to the corresponding periods in 2025. These increases are primarily reflective of the same factors that drove the respective increases in net revenues discussed above, excluding the impact of accelerated amortization of debt issuance costs and debt discount, partially offset by increases of $4.7 million and $13.2 million in segment operating expenses year-over-year for the three and nine months ended September 30, 2026, respectively. These increases in segment operating expenses were largely driven by increased marketing, servicing and compensation costs, which was in line with the increase in the underlying Credit Card portfolio during this time.
LIQUIDITY AND CAPITAL RESOURCES
We have incurred operating losses in prior periods and may continue to incur net losses in the future. For the three months ended September 30, 2026 and 2025, we generated net income of $41.7 million and a net loss of $29.5 million, respectively. For the nine months ended September 30, 2026 and 2025, we generated net income of $112.8 million and a net loss of $36.8 million, respectively. These net income and loss totals include the impact from Change in Fair Value of Convertible Preferred Stock Warrants, a non-cash item. Additionally, from our inception through September 30, 2026, we have an accumulated deficit of $566.8 million.
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
The following table summarizes our cash flow activities for the three months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,
	2026	2025
Net Income (Loss)	$41,726	$(29,492)

Net Cash Provided by Operating Activities	40,636	50,491
Net Cash Used in Investing Activities	(226,130)	(4,971)
Net Cash Provided by (Used in) Financing Activities	191,966	(31,587)
Net Increase in Cash, Cash Equivalents and Restricted Cash	6,472	13,933
Cash, Cash Equivalents and Restricted Cash at the beginning of the period	215,387	167,676
Cash, Cash Equivalents and Restricted Cash at the end of the period	$221,859	$181,609
Cash, Cash Equivalents and Restricted Cash increased by $6.5 million for the three months ended September 30, 2026, based on the following components:
Operating Activities: $40.6 million in cash was provided by operating activities, due to (a) $26.8 million in net income, net of non-cash items, (b) $9.6 million in cash provided from working capital, primarily due to the timing of loan sales, changes in our Credit Card Derivative and payments to investors and third-party vendors and (c) $4.3 million in net proceeds from Loans Held for Sale, including securitized Borrower Loans that were previously classified as Loans Held for Sale.
Investing Activities: $226.1 million in cash was used in investing activities, due to (a) $274.6 million in purchases of Credit Card principal receivables from our Credit Card partner that were sold to the PMCC 2024-1 and PMCC 2026-1 securitizations, (b) $35.8 million in purchases of Borrower Loans, at Fair Value, and (c) $4.2 million in purchases of property and equipment, primarily consisting of internal-use software, partially offset by (d) $67.6 million from principal payments and sales of Borrower Loans, at Fair Value, and (e) $20.8 million from principal payments on Credit Card receivables from our Receivable from Credit Card Partner.
Financing Activities: $192.0 million in cash was provided by financing activities, due primarily to (a) $322.0 million in proceeds, net of discount, from the issuance of PMCC 2026-1 securitization notes in August 2026, partially offset by (b) $122.9 million in payments on Notes Issued by Securitization Trusts, including full repayments and extinguishments of the PMIT 2023-1, PMIT 2024-1 and PMCC 2024-1 securitization notes, (c) $3.7 million in debt issuance costs related to the PMCC 2026-1 securitization, and (d) $3.5 million in payments, net of proceeds, on Notes, at Fair Value.
Cash, Cash Equivalents and Restricted Cash increased by $13.9 million for the three months ended September 30, 2025, based on the following components:
Operating Activities: $50.5 million in cash was provided by operating activities, due to (a) $23.2 million in net proceeds from Loans Held for Sale, including securitized Borrower Loans that were previously classified as Loans Held for Sale and (b) $13.8 million in cash provided from working capital, primarily due to the timing of loan sales and payments to investors and third-party vendors, and (c) $13.5 million in net income, net of non-cash items.
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

The following table summarizes our cash flow activities for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net Income (Loss)	$112,758	$(36,844)

Net Cash Provided by Operating Activities	159,193	155,915
Net Cash Used in Investing Activities	(232,267)	(6,709)
Net Cash Provided by (Used in) Financing Activities	153,815	(112,684)
Net Increase in Cash, Cash Equivalents and Restricted Cash	80,741	36,522
Cash, Cash Equivalents and Restricted Cash at the beginning of the period	141,118	145,087
Cash, Cash Equivalents and Restricted Cash at the end of the period	$221,859	$181,609
Cash, Cash Equivalents and Restricted Cash increased by $80.7 million for the nine months ended September 30, 2026, based on the following components:
Operating Activities: $159.2 million in cash was provided by operating activities, due to (a) $79.0 million in cash provided from working capital, primarily due to the timing of loan sales, changes in our Credit Card Derivative and payments to investors and third-party vendors, (b) $49.5 million in net income, net of non-cash items and (c) $30.8 million in net proceeds from Loans Held for Sale, including securitized Borrower Loans that were previously classified as Loans Held for Sale.
Investing Activities: $232.3 million in cash was used in investing activities, due to (a) $307.7 million in purchases of Credit Card principal receivables from our Credit Card partner that were sold to the PMCC 2024-1 and PMCC 2026-1 securitizations, (b) $109.4 million in purchases of Borrower Loans, at Fair Value, and (c) $13.7 million in purchases of property and equipment, primarily consisting of internal-use software, partially offset by (d) $152.1 million from principal payments and sales of Borrower Loans, at Fair Value, and (e) $46.6 million from principal payments on Credit Card receivables from our Receivable from Credit Card Partner.
Financing Activities: $153.8 million in cash was provided by financing activities, due primarily to (a) $322.0 million in proceeds, net of discount, from the issuance of PMCC 2026-1 securitization notes in August 2026 and (b) $1.6 million in proceeds from the exercise of Series E-1 and F Convertible Preferred Stock Warrants, as discussed above, partially offset by (c) $151.0 million in payments on Notes Issued by Securitization Trusts, including full repayments and extinguishments of the PMIT 2023-1, PMIT 2024-1 and PMCC 2024-1 securitization notes, (d) $15.2 million in payments, net of proceeds, on Notes, at Fair Value and (e) $3.7 million in debt issuance costs related to the PMCC 2026-1 securitization.
Cash, Cash Equivalents and Restricted Cash increased by $36.5 million for the nine months ended September 30, 2025, based on the following components:
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
Off-Balance Sheet Arrangements
As a result of retaining servicing rights on the sale of Borrower Loans, we are an interest holder in certain special purpose entities that purchase these Borrower Loans. None of these special purpose entities are consolidated as we are not the primary beneficiary. Other than these special purpose entities, as of September 30, 2026, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance entities, that were established for the purpose of facilitating off-balance sheet arrangements or other purposes.
CRITICAL ACCOUNTING ESTIMATES
Certain of Prosper's accounting estimates that involve a higher degree of judgment and complexity are discussed in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in Prosper’s Annual Report on Form 10-K for the year ended December 31, 2025. There have been no changes to our critical accounting estimates during the first nine months of 2026, other than the following changes to our Valuation of Credit Card Derivative and Credit Card Servicing Obligation and Valuation of Receivable from Credit Card Partner estimates.
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
In addition, effective September 30, 2026, and on a prospective basis, we applied a discount rate to the projected cash flows that comprise the Credit Card Derivative, Receivable from Credit Card Partner and Credit Card servicing obligation based on an estimated residual return derived from recent market securitization transactions that we sponsored. Previously, the discount rate was estimated using an external high-yield corporate debt benchmark. This change was made because we concluded the external benchmark is no longer representative of the returns a market participant would seek when investing in consumer credit, and that the residual yield required by investors on recent market transactions provides a more representative measure. The effect of this change in estimate (i) increased the Credit Card Derivative by $2.7 million, (ii) increased the Receivable from Credit Card Partner by $6.0 million and (iii) increased the Credit Card servicing obligation by $0.4 million as of September 30, 2026. Accordingly, it increased Total Net Revenue and Net Income by $8.4 million for the three and nine months ended September 30, 2026.

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
Recent Developments
In the third quarter of 2026, Prosper exercised its clean-up call rights on two Personal Loan securitization transactions: PMIT 2023-1 and PMIT 2024-1. We served as the sole sponsor for both of these securitizations. In conjunction with these clean-up calls, performing Borrower Loans were sold to an unaffiliated third-party investor. Non-performing Borrower Loans, with an aggregate outstanding principal balance of $3.9 million, and a fair value of $1.6 million, were contributed to PFL, and are included in Borrower Loans, at Fair Value, on the accompanying condensed consolidated balance sheet. The fair value of these Borrower Loans was recorded as a deemed Contribution of Borrower Loans from Parent on the condensed consolidated Statement of Member’s Equity and as a non-cash financing activity on the condensed consolidated Statement of Cash Flows.
Results of Operations
Overview
The following tables summarize Prosper Funding’s net income (loss) for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
Total Net Revenues	$26,952	$19,097	$7,855	41%
Total Expenses	22,682	22,672	10	—%
Net Income (Loss)	$4,270	$(3,575)	$7,845	n/m
n/m: not meaningful

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Total Net Revenues	$75,624	$53,899	$21,725	40%
Total Expenses	71,646	64,937	6,709	10%
Net Income (Loss)	$3,978	$(11,038)	$15,016	n/m
n/m: not meaningful
Total net revenues for the three months ended September 30, 2026 increased $7.9 million, or 41%, from the three months ended September 30, 2025, primarily due to a $7.9 million increase in Administrative Fee Revenue – Related Party as a result of (a) the reimbursement of transaction fee refunds issued under the terms of the amended Administration Agreement discussed above and (b) an increase in loan listings on the platform, partially offset by (c) a decrease in whole loan investor incentive reimbursements. Changes in estimated transaction fee refunds are recorded in Administration Fee Expense – Related Party (part of Total Expenses), while changes in estimated performance-based payment liabilities, and incentives incurred and paid, are recorded in Loss on Sale of Borrower Loans. While the reimbursement for these items generally should not have a direct impact on net income (loss), timing differences between estimated accruals and reimbursements received from PMI can impact the net income (loss) recognized in specific quarterly periods. In addition, there was a $0.5 million increase in net revenues from Change in Fair Value of Financial Instruments, Net, primarily due to changes in the timing of borrower payments received close to quarter-end, and the application of those payments against the related Notes. These increases were partially offset by a $0.6 million decrease in Servicing Fees, Net, generally related to increased amortization of the Servicing Asset, further offset partially by the impact of increased loan servicing fees, net collections fees and debt sale fees, due to the growth in the underlying Personal Loan servicing book.
Total expenses for the three months ended September 30, 2026 remained flat from the corresponding period in 2025, reflective of (a) a $0.5 million increase in Servicing and Other expenses, primarily due to increased depreciation expense in line with the increase in the balance of internal-use software during this time, partially offset by (b) a $0.5 million decrease in Administration Fee Expense – Related Party, largely due to the impact of lower estimated transaction fee refunds. As a result of a change to the law in Utah (where WebBank is domiciled), personal loans originated on or subsequent to May 6, 2026, are no longer subject to transaction fee refund requirements, and thus adjustments to the liability for estimated refunds have decreased from the prior year. The impact of the decrease from the estimated transaction fee refunds was partially offset by an increase in the number of loans funded on the platform during this time, and increases in transaction costs and loan trailing fees.
Total net revenues for the nine months ended September 30, 2026 increased $21.7 million, or 40%, from the nine months ended September 30, 2025, primarily due to a $22.2 million increase in Administrative Fee Revenue – Related Party as a result of (a) the reimbursement of transaction fee refunds and performance-based payments issued under the terms of the amended Administration Agreement discussed above and (b) an increase in loan listings on the platform, partially offset by (c) a decrease in whole loan investor incentive reimbursements. In addition, Servicing Fees, Net, increased $1.2 million, generally related to increased loan servicing fees, net collections fees and debt sale fees, due to the growth in the underlying Personal Loan servicing book, partially offset by increased amortization of the Servicing Asset. These increases were partially offset by a $1.7 million decrease in net revenues from Loss on Sale of Borrower Loans, primarily as a result of additions to the estimated performance-based payment liability year-over-year, partially offset by the impact of increased originations.
Total expenses for the nine months ended September 30, 2026 increased $6.7 million, or 10%, from the corresponding period in 2025, largely due to a $4.7 million increase in Administration Fee Expense – Related Party resulting primarily from increases in (a) the number of loans funded on the platform, (b) servicing fees collected (and paid to PMI) and (c) transaction costs and loan trailing fees. These increases were partially offset by the impact of lower estimated transaction fee refunds following the change in Utah law referenced above. Finally, Servicing and Other expenses increased approximately $2.0 million, primarily due to increased depreciation expense in line with the increase in the balance of internal-use software during this time.
Revenues
The following tables summarize PFL’s revenue for the three and nine months ended September 30, 2026 and 2025 (in thousands, except percentages):

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
Revenues:
Operating Revenues:
Administration Fee Revenue – Related Party	$31,938	$24,000	$7,938	33%
Servicing Fees, Net	9,468	10,098	(630)	(6)%
Loss on Sale of Borrower Loans	(15,112)	(15,116)	4	—%
Other Revenues	91	59	32	54%
Total Operating Revenues	26,385	19,041	7,344	39%
Interest Income on Borrower Loans	8,834	10,556	(1,722)	(16)%
Interest Expense on Notes	(8,104)	(9,879)	1,775	18%
Net Interest Income	730	677	53	8%
Change in Fair Value of Financial Instruments, Net	(163)	(621)	458	(74)%
Total Net Revenues	$26,952	$19,097	$7,855	41%

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Revenues:
Operating Revenues:
Administration Fee Revenue – Related Party	$92,845	$70,597	$22,248	32%
Servicing Fees, Net	27,327	26,175	1,152	4%
Loss on Sale of Borrower Loans	(46,071)	(44,363)	(1,708)	(4)%
Other Revenues	287	273	14	5%
Total Operating Revenues	74,388	52,682	21,706	41%
Interest Income on Borrower Loans	26,830	32,767	(5,937)	(18)%
Interest Expense on Notes	(24,891)	(30,715)	5,824	19%
Net Interest Income	1,939	2,052	(113)	(6)%
Change in Fair Value of Financial Instruments, Net	(703)	(835)	132	16%
Total Net Revenues	$75,624	$53,899	$21,725	40%
Administration Fee Revenue – Related Party
We primarily generate revenues through license fees we earn under our Administration Agreement with PMI. The Administration Agreement contains a license we grant to PMI that entitles PMI to use the marketplace for, and in relation to: (i) PMI’s performance of its duties and obligations under the Administration Agreement, and (ii) PMI’s performance of its duties and obligations to WebBank under the Loan Account Program Agreement. The Administration Agreement requires PMI to pay us a monthly license fee that is partially based on the number of Personal Loan listings posted on the marketplace in that month, as well as a fee based on incentives provided to investors to incentivize the purchase of Personal Loans from PFL. As discussed above, as a result of amendments to the Administration Agreement starting in November 2025, we are also reimbursed by PMI for whole loan investor performance-based payments and transaction fee refunds issued each month.
For the three months ended September 30, 2026, the increase in Administrative Fee Revenue – Related Party of $7.9 million from the corresponding period in the prior year, was due to (a) a $6.4 million increase in transaction fee refund reimbursements and (b) a $1.7 million increase from higher Personal Loan listings posted on the marketplace, partially offset by (c) a $0.2 million decrease in whole loan investor incentive reimbursements.
For the nine months ended September 30, 2026, the increase in Administrative Fee Revenue – Related Party of $22.2 million from the corresponding period in the prior year, was due to (a) a $18.0 million increase in transaction fee refund reimbursements, (b) a $3.7 million increase from higher Personal Loan listings posted on the marketplace and (c) a $1.0 million increase in performance-based payment reimbursements, partially offset by (d) a $0.5 million decrease in whole loan investor incentive reimbursements.

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
The decrease in Servicing Fees, Net of $0.6 million for the three months ended September 30, 2026, as compared to the corresponding period in 2025, was primarily due to a net $1.1 million decrease from increased amortization of the Servicing Asset, partially offset by increased servicing fees collected. This is generally line with the increase in Personal Loan originations and the underlying servicing book during this time, offset by other factors, including the timing of collections. This decrease was partially offset by a $0.5 million increase in net collections and debt sale fees, due to growth in our Personal Loan servicing book, and our enhanced collections and recovery efforts.
The increase in Servicing Fees, Net of $1.2 million for the nine months ended September 30, 2026, as compared to the corresponding period in 2025, was largely due to an increase in net collections and debt sales fees of $1.4 million, due to growth in our Personal Loan servicing book, and our enhanced collections and recovery efforts. This increase was partially offset by a $0.2 million net decrease in servicing fees collected and amortization of the Servicing Asset for this period.
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
For the three months ended September 30, 2026, the Loss on Sale of Borrower Loans remained flat compared to the prior year, which is primarily reflective of a $2.0 million increased gain from the recognition of additional Servicing Assets upon the sale of Personal Loans through the Whole Loan Channel, offset by a $2.2 million increase in additions to the performance-based payment liability.
For the nine months ended September 30, 2026, the Loss on Sale of Borrower Loans increased $1.7 million (decreasing Total Net Revenues), primarily due to a $7.0 million increase from changes in the performance-based payment liability, partially offset by a $4.8 million increased gain from the recognition of additional Servicing Assets upon the sale of Personal Loans through the Whole Loan Channel and a $0.4 million decrease in incentives provided to whole loan investors.
Other Revenues
Other Revenues have historically consisted primarily of miscellaneous fees, including incentive fees earned from partner companies through our incentive programs, or securitization fees earned from sponsoring or facilitating securitization transactions with loans from our marketplace. We also record changes to the reserve for the repurchase of Personal Loans in Other Revenues. The increases in Other Revenues for the three and nine months ended September 30, 2026, as compared to the corresponding periods in 2025, were not considered significant.
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
Overall, the increase of $0.1 million and the decrease of $0.1 million in Net Interest Income for the three and nine months ended September 30, 2026, respectively, as compared to the corresponding periods in 2025, were not considered significant.
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
The following table summarizes the fair value adjustments for the three and nine month periods ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Borrower Loans	$(5,252)	$(4,698)	$(16,574)	$(13,405)
Notes	5,089	4,078	15,872	12,571
Total	$(163)	$(620)	$(702)	$(834)
The decreases in the losses recognized from Change in Fair Value of Financial Instruments, Net for the three and nine months ended September 30, 2026, respectively, as compared to the corresponding periods in 2025, were primarily due to changes in the timing of borrower payments received close to quarter-end, and the application of those payments against the related Notes. Other fair value changes were generally not material, which is consistent with the borrower payment-dependent structure described above.
Expenses
The following table summarizes our expenses for the three and nine month periods ended September 30, 2026 and 2025 (in thousands, except percentages):

	Three Months Ended September 30,
	2026	2025	Change	% Change
Expenses:
Administration Fee – Related Party	$20,011	$20,523	$(512)	(2)%
Servicing and Other, Net	2,671	2,149	522	24%
Total Expenses	$22,682	$22,672	$10	—%

	Nine Months Ended September 30,
	2026	2025	Change	% Change
Expenses:
Administration Fee – Related Party	$63,669	$58,921	$4,748	8%
Servicing and Other, Net	7,977	6,016	1,961	33%
Total Expenses	$71,646	$64,937	$6,709	10%
Administration Fee Expense – Related Party
Pursuant to our Administration Agreement with PMI, PMI manages the marketplace on our behalf. Accordingly, each month we are required to pay PMI (a) a corporate administration fee of $500,000 per month, (b) a fee for each Borrower Loan originated through the marketplace, (c) 59.3% of all Servicing Fees collected by us or on our behalf (was 62.5% prior to executing the most recent amendment to the Administration agreement in November 2025) and (d) all nonsufficient funds fees collected by us or on our behalf. In general, the Administrative Fee Expense – Related Party will not fluctuate directly in line with the Administrative Fee Revenue – Related Party due to both the flat corporate administrative fee, as well as the fact that we pay fees for three different services, but receive a fee that fluctuates based on the number of Personal Loans listed on the platform, transaction fee refunds, as well as incentive and performance-based payments made to whole loan investors each month. We also include WebBank transaction costs, loan trailing fees and refund liabilities for transaction fees above 5% in Administration Fee Expense – Related Party.
The decrease in Administration Fee Expense – Related Party of $0.5 million, or 2%, for the three months ended September 30, 2026, as compared to the same period in the prior year, was primarily due to a $3.5 million decrease in changes in actual and estimated refunds for transaction fees above 5% of Borrower Loan principal. The total of refundable transaction fees is decreasing following the change in Utah law discussed above, which eliminates the transaction fee refund requirement for loans originated on or subsequent to May 6, 2026. Actual transaction fee refunds issued are reimbursed by PMI through the

Administrative Fee Revenue – Related Party account following the execution of the most recent amendment to the Administration Agreement in November 2025. This decrease was partially offset by a $2.4 million increase in Administration Fee Expense, due primarily to a year-over-year increase in loans funded on the platform and servicing fees collected (which are then passed to PMI). Finally, there was a combined $0.6 million increase in WebBank transaction costs and net loan trailing fees due to the increase in Personal Loan originations during this time.
The increase in Administration Fee Expense – Related Party of $4.7 million, or 8%, for the nine months ended September 30, 2026, as compared to the same period in the prior year, was primarily due to a $5.2 million increase in Administration Fee Expense, due primarily to a year-over-year increase in loans funded on the platform and servicing fees collected (which are then passed to PMI). There was also a $1.6 million combined increase in WebBank transaction costs and net loan trailing fees due to the increase in Personal Loan originations during this time. These increases were partially offset by a $2.0 million decrease in changes in actual and estimated refunds for transaction fees above 5% of Borrower Loan principal, primarily as a result of the Utah law change referenced above.
Servicing and Other, Net
Servicing costs consist primarily of vendor and borrower costs, as well as depreciation of internal-use software associated with servicing Borrower Loans. Other items consist primarily of interest income earned on cash invested on our platform, as well as bank service charges and professional fees. The increases in Servicing and Other, Net of $0.5 million, or 24%, and $2.0 million, or 33%, for the three and nine months ended September 30, 2026, respectively, as compared to the corresponding periods in 2025, were primarily due to increases in depreciation of $0.6 million and $2.0 million, respectively, due to growth in internal-use software during this time.
LIQUIDITY AND CAPITAL RESOURCES
We anticipate that our available funds and cash flows from operations, including reimbursements from PMI under the Administration Agreement, will be sufficient to meet our operational cash needs for at least the next 12 months.
The following table summarizes our cash flow activities for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net Income (Loss)	$3,978	$(11,038)

Net Cash Provided by Operating Activities	73,169	39,991
Net Cash (Used in) Provided by Investing Activities	(946)	5,747
Net Cash Used in Financing Activities	(15,155)	(14,444)
Net Increase in Cash, Cash Equivalents and Restricted Cash	57,068	31,294
Cash, Cash Equivalents and Restricted Cash at the beginning of the period	81,897	96,740
Cash, Cash Equivalents and Restricted Cash at the end of the period	$138,965	$128,034
Cash, Cash Equivalents and Restricted Cash increased $57.1 million for the nine months ended September 30, 2026, based on the following components:
Operating Activities: $73.2 million was provided by operating activities, driven by cash provided by working capital of $64.4 million, primarily due to the timing of loan sales and payments to PMI and investors, and net income, net of non-cash adjustments of $8.7 million.
Investing Activities: $0.9 million was used in investing activities, due to $109.4 million in purchases of Borrower Loans, at Fair Value, and $15.3 million in purchases of property and equipment, partially offset by $123.8 million from principal payments and sales of Borrower Loans, at Fair Value.
Financing Activities: $15.2 million was used in financing activities, due to $122.3 million in payments for Notes, at Fair Value, partially offset by $107.2 million in proceeds from the issuance of Notes, at Fair Value.
Cash, Cash Equivalents and Restricted Cash increased $31.3 million for the nine months ended September 30, 2025, based on the following components:
Operating Activities: $40.0 million was provided by operating activities, driven by cash provided by working capital of $46.8 million, primarily due to the timing of loan sales and payments to PMI and investors, partially offset by net loss, net of non-cash adjustments of $6.8 million.

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
Income Taxes
We incurred no income tax expense for the nine months ended September 30, 2026 and 2025. We are a US disregarded entity for income tax purposes and our income and loss is included in the return of our parent, PMI. Given PMI’s history of taxable losses, it is difficult to accurately forecast how PMI’s and our results will be affected by the realization and use of net operating loss carry forwards.
Off-Balance Sheet Arrangements
As a result of retaining servicing rights on the sale of Borrower Loans, we are a variable interest holder in certain special purpose entities that purchase these Borrower Loans. None of these special purpose entities are consolidated as we are not the primary beneficiary. Otherwise, we have not engaged in any off-balance sheet financing activities for the nine months ended September 30, 2026.

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
The fair values of Borrower Loans and the related Notes are determined using discounted cash flow methodologies based upon a set of valuation assumptions such as default rate, prepayment rate and discount rate. Default rate, prepayment rate and discount rate may change due to expected loan performance or changes in the expected returns of similar financial instruments available in the market. We are exposed to the risk of a decrease in the fair value of loans held for investment, which make up less than 2% of the unpaid principal of Borrower Loans presented on our balance sheet. For Borrower Loans and Notes presented on our Balance Sheet on behalf of our Note Channel investors, the fair value adjustments for Borrower Loans are largely offset by the fair value adjustments of the Notes due to the borrower payment dependent design of the Notes and due to the total principal balances of the Borrower Loans being very close to the total principal balances of the Notes.
We had cash and cash equivalents of $74.1 million and $46.8 million as of September 30, 2026, and December 31, 2025, respectively. These amounts were held in various unrestricted deposits with highly rated financial institutions and short-term, highly liquid marketable securities which may include money market funds, U.S. Treasury securities, and U.S. agency securities. Cash and Cash Equivalents are held for working capital purposes. Due to their short-term nature, we believe that we do not have any material exposure to changes in the fair value of these liquid investments as a result of changes in interest rates. Decreases in short-term interest rates will moderately reduce interest income on these Cash and Cash Equivalents. Increases in short-term interest rates will moderately increase the interest income earned on the Cash and Cash Equivalents.
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
The fair values of Borrower Loans and the related Notes are determined using discounted cash flow methodologies based upon a set of valuation assumptions such as default rate, prepayment rate and discount rate. Default rate, prepayment rate and discount rate may change due to expected loan performance or changes in the expected returns of similar financial instruments available in the market. We are exposed to the risk of a decrease in the fair value of loans held for investment, which make up less than 2% of the unpaid principal of Borrower Loans presented on our balance sheet. For Borrower Loans and Notes presented on our Balance Sheet on behalf of our Note Channel investors, the fair value adjustments for Borrower Loans are largely offset by the fair value adjustments of the Notes due to the borrower payment dependent design of the Notes and due to the total principal balances of the Borrower Loans being very close to the total principal balances of the Notes.
We had Cash and Cash Equivalents of $3.5 million and $2.9 million as of September 30, 2026 and December 31, 2025, respectively. These amounts were held in various unrestricted deposits with highly rated financial institutions and short term, highly liquid marketable securities which may include money market funds, U.S. treasury securities and U.S. agency securities. Cash and cash equivalents are held for working capital purposes. Due to their short-term nature, we believe that we do not have any material exposure to changes in the fair value of these liquid investments as a result of changes in interest rates. Decreases in short-term interest rates will moderately reduce interest income on these Cash and Cash Equivalents, while increases in short-term interest rates will moderately increase the interest income earned on these Cash and Cash Equivalent balances.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Registrants’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are designed to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the SEC, and that such information is accumulated and communicated to management, including to each Registrant’s Principal Executive Officer (PEO) and Principal Financial Officer (PFO), to allow timely decisions regarding required disclosures. The management of each Registrant, with the participation of such Registrant’s PEO and PFO, has evaluated the effectiveness of such Registrant’s disclosure controls and procedures as of September 30, 2026. Based on this evaluation, each Registrant’s PEO and PFO have concluded that these disclosure controls and procedures were effective as of September 30, 2026.
Changes in Internal Control Over Financial Reporting
There were no changes in either Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, either Registrant’s internal control over financial reporting.
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
EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1	Eighth Amendment to Asset Sale Agreement, dated August 11, 2026, between PFL and WebBank (2)

10.2	Eighth Amendment to Marketing Agreement, dated August 11, 2026, between PMI and WebBank (1)(2)

10.3	Fourth Amendment to the First Amended and Restated Program Agreement, effective as of August 7, 2026, by and between Coastal Community Bank and Prosper Marketplace, Inc. (1)(2)

10.4	Prosper Marketplace, Inc. Second Amended and Restated Eligible Employee Retention Plan, amended and restated as of August 12, 2026 (2)(3)

10.5	Prosper Marketplace, Inc. Form of Amended and Restated Severance and Change in Control Agreement (2)(3)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PMI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 (2)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PMI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 (2)

31.3	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PFL’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 (2)

31.4	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to PFL’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 (2)

32.1
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to PMI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 (2)

32.2
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to PFL’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 (2)

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

PROSPER MARKETPLACE, INC.
PROSPER FUNDING LLC

November 12, 2026	/s/ David Kimball
David Kimball
Chief Executive Officer of Prosper Marketplace, Inc.
Chief Executive Officer of Prosper Funding LLC
(Principal Executive Officer)

November 12, 2026	/s/ Usama Ashraf
Usama Ashraf
President and Chief Financial Officer of Prosper Marketplace, Inc.
President, Chief Financial Officer and Treasurer of Prosper Funding LLC
(Principal Financial Officer)